Form 10-Q
period 2014-03-31
FIRST MERCHANTS CORP
filed 2014-05-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

As of April 30, 2014, there were 36,023,964 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$112,920	$109,434
Interest-bearing time deposits	37,078	55,069
Investment securities available for sale	605,507	536,201
Investment securities held to maturity (fair value of $551,621 and $560,847)	544,470	559,378
Mortgage loans held for sale	6,586	5,331
Loans, net of allowance for loan losses of $69,583 and $67,870	3,547,044	3,564,539
Premises and equipment	74,847	74,454
Federal Reserve and Federal Home Loan Bank stock	38,990	38,990
Interest receivable	18,001	18,672
Core deposit intangibles	13,227	13,818
Goodwill	188,948	188,948
Cash surrender value of life insurance	165,320	164,571
Other real estate owned	21,077	22,246
Tax asset, deferred and receivable	50,684	56,614
Other assets	28,237	28,997
TOTAL ASSETS	$5,452,936	$5,437,262
LIABILITIES
Deposits:
Noninterest-bearing	$936,741	$930,772
Interest-bearing	3,346,438	3,300,696
Total Deposits	4,283,179	4,231,468
Borrowings:
Federal funds purchased	48,357	125,645
Securities sold under repurchase agreements	137,381	148,672
Federal Home Loan Bank advances	170,887	122,140
Subordinated debentures and term loans	127,172	126,807
Total Borrowings	483,797	523,264
Interest payable	3,192	1,771
Other liabilities	30,657	45,836
Total Liabilities	4,800,825	4,802,339
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 36,014,083 and 35,921,761 shares	4,502	4,490
Additional paid-in capital	393,765	393,783
Retained earnings	254,735	242,935
Accumulated other comprehensive loss	(1,016)	(6,410)
Total Stockholders' Equity	652,111	634,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,452,936	$5,437,262

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans receivable:
Taxable	$42,025	$37,159
Tax exempt	61	117
Investment securities:
Taxable	4,810	3,618
Tax exempt	3,438	2,454
Deposits with financial institutions	23	19
Federal Reserve and Federal Home Loan Bank stock	652	371
Total Interest Income	51,009	43,738
INTEREST EXPENSE
Deposits	2,549	2,891
Federal funds purchased	49	11
Securities sold under repurchase agreements	196	194
Federal Home Loan Bank advances	682	459
Subordinated debentures and term loans	1,641	725
Total Interest Expense	5,117	4,280
NET INTEREST INCOME	45,892	39,458
Provision for loan losses		2,102
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	45,892	37,356
OTHER INCOME
Service charges on deposit accounts	3,551	2,729
Fiduciary activities	2,212	2,107
Other customer fees	3,733	2,780
Commission income	2,268	2,172
Earnings on cash surrender value of life insurance	748	700
Net gains and fees on sales of loans	723	2,378
Net realized gains on sales of available for sale securities	581	248
Other income	1,370	763
Total Other Income	15,186	13,877
OTHER EXPENSES
Salaries and employee benefits	25,301	20,791
Net occupancy	3,938	2,602
Equipment	2,739	1,774
Marketing	769	467
Outside data processing fees	1,831	1,480
Printing and office supplies	458	331
Core deposit amortization	592	387
FDIC assessments	1,060	744
Other real estate owned and credit-related expenses	1,757	1,866
Professional and other outside services	1,379	1,659
Other expenses	3,265	2,599
Total Other Expenses	43,089	34,700
INCOME BEFORE INCOME TAX	17,989	16,533
Income tax expense	4,369	4,668
NET INCOME	13,620	11,865
Preferred stock dividends		(857)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,620	$11,008
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.38	$0.38
Diluted Net Income Available to Common Stockholders	$0.38	$0.38
Cash Dividends Paid	$0.05	$0.03
Average Diluted Shares Outstanding (in thousands)	36,261	28,971

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$13,620	$11,865
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $2,804 and $1,139	5,207	(2,115)
Unrealized gain on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $627 and $39	1,164	72
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $443 and $104	(823)	193
Amortization of items previously recorded in accumulated other comprehensive income, net of tax of $345		640
Reclassification adjustment for losses included in net income, net of tax of $83 and $21	(154)	(39)
	5,394	(1,249)
Comprehensive income	$19,014	$10,616

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2013	125	$125	35,921,761	$4,490	$393,783	$242,935	$(6,410)	$634,923
Comprehensive Income
Net Income						13,620		13,620
Other Comprehensive Loss, net of tax							5,394	5,394
Cash Dividends on Common Stock ($.05 per Share)						(1,820)		(1,820)
Share-based Compensation			105,509	13	492			505
Stock Issued under Employee Benefit Plans			7,253	1	132			133
Stock Issued under Dividend Reinvestment and Stock Purchase Plan			4,234	1	95			96
Stock Options Exercised			25,050	3	300			303
Stock Redeemed			(49,724)	(6)	(1,037)			(1,043)
Balances, March 31, 2014	125	$125	36,014,083	$4,502	$393,765	$254,735	$(1,016)	$652,111

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,
	2014	2013
Cash Flow From Operating Activities:
Net income	$13,620	$11,865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		2,102
Depreciation and amortization	1,493	1,069
Change in deferred taxes	5,778	5,574
Share-based compensation	505	374
Tax benefit from stock options exercised	(30)
Mortgage loans originated for sale	(29,078)	(92,411)
Proceeds from sales of mortgage loans	27,823	88,156
Gains on sales of securities available for sale	(581)	(248)
Change in interest receivable	671	1,021
Change in interest payable	1,421	(493)
Other adjustments	(15,038)	(5,168)
Net cash provided by operating activities	$6,584	$11,841
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$17,991	$(21,964)
Purchases of:
Securities available for sale	(84,844)	(73,470)
Securities held to maturity	(67)
Proceeds from sales of securities available for sale	9,053	21,721
Proceeds from maturities of:
Securities available for sale	13,475	31,542
Securities held to maturity	14,548	23,628
Change in Federal Reserve and Federal Home Loan Bank stock		8
Net change in loans	15,089	16,561
Proceeds from the sale of other real estate owned	2,675	2,536
Other adjustments	(566)	(2,082)
Net cash used in investing activities	$(12,646)	$(1,520)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$(27,047)	$3,062
Certificates of deposit and other time deposits	78,758	(38,637)
Borrowings	150,000	19,985
Repayment of borrowings	(189,832)	(19,931)
Cash dividends on common stock	(1,820)	(875)
Cash dividends on preferred stock		(857)
Stock issued under employee benefit plans	133	155
Stock issued under dividend reinvestment and stock purchase plans	96	63
Stock options exercised	273	16
Tax benefit from stock options exercised	30
Stock redeemed	(1,043)	(474)
Cumulative preferred stock redeemed (SBLF)		(22,696)
Net cash provided (used in) by financing activities	$9,548	$(60,189)
Net Change in Cash and Cash Equivalents	3,486	(49,868)
Cash and Cash Equivalents, January 1	109,434	101,460
Cash and Cash Equivalents, March 31	$112,920	$51,592
Additional cash flow information:
Interest paid	$3,696	$4,773
Income tax paid	$1,200	$104
Loans transferred to other real estate owned	$1,087	$3,175
Non-cash investing activities using trade date accounting	$2,374	$4,489

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2013, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year.

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

Under the acquisition method of accounting, the total purchase price is allocated to CFS's net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the CFS acquisition was allocated as follows:

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation had one-time expenses related to the CFS acquisition and the integration of their core system of $1.4 million for the three months ended March 31, 2014. The majority of expense was in salary and employee benefits related to employees retained through integration of $523,000, equipment expenses of $480,000 primarily related to running CFS' core system prior to integration and marketing expenses of $122,000 due to mailings to current CFS customers during the integration time frame.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2014
U.S. Treasury	$15,918	$79	$14	$15,983
U.S. Government-sponsored agency securities	3,355	27		3,382
State and municipal	244,298	6,291	1,451	249,138
U.S. Government-sponsored mortgage-backed securities	326,329	4,869	661	330,537
Corporate obligations	6,361	428	2,028	4,761
Equity securities	1,706			1,706
Total available for sale	597,967	11,694	4,154	605,507
Held to maturity at March 31, 2014
State and municipal	144,787	1,977	28	146,736
U.S. Government-sponsored mortgage-backed securities	399,683	6,844	1,642	404,885
Total held to maturity	544,470	8,821	1,670	551,621
Total Investment Securities	$1,142,437	$20,515	$5,824	$1,157,128

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

The amortized cost and fair value of available for sale securities and held to maturity securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2014:
Due in one year or less	$11,621	$11,769	$3,867	$3,867
Due after one through five years	27,954	28,496	17,378	17,633
Due after five through ten years	47,657	48,830	78,688	79,407
Due after ten years	182,700	184,169	44,854	45,829
	$269,932	$273,264	$144,787	$146,736
U.S. Government-sponsored mortgage-backed securities	326,329	330,537	399,683	404,885
Equity securities	1,706	1,706
Total Investment Securities	$597,967	$605,507	$544,470	$551,621

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $376,742,000 at March 31, 2014, and $373,533,000 at December 31, 2013.

The book value of securities sold under agreements to repurchase amounted to $131,366,000 at March 31, 2014, and $126,900,000 at December 31, 2013.

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three months ended March 31, 2014 and 2013 are shown below.

	Three Months Ended March 31,
	2014	2013
Sales and Redemptions of Available for Sale Securities:
Gross gains	$581	$248
Gross losses
Other-than-temporary impairment losses

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014, and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at March 31, 2014
U.S. Treasury	$4,889	$14			$4,889	$14
State and municipal	59,027	1,410	$1,028	$69	60,055	1,479
U.S. Government-sponsored mortgage-backed securities	255,204	1,762	14,098	541	269,302	2,303
Corporate obligations			3,190	2,028	3,190	2,028
Total Temporarily Impaired Investment Securities	$319,120	$3,186	$18,316	$2,638	$337,436	$5,824

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Investment
Securities at December 31, 2013
U.S. Treasury	$4,875	$21			$4,875	$21
U.S. Government-sponsored agency securities	3,433	17			3,433	17
State and municipal	129,109	3,931	$767	$56	129,876	3,987
U.S. Government-sponsored mortgage-backed securities	330,914	5,163	5,323	532	336,237	5,695
Corporate obligations			2,711	3,636	2,711	3,636
Total Temporarily Impaired Investment Securities	$468,331	$9,132	$8,801	$4,224	$477,132	$13,356

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2014	December 31, 2013
Investments reported at less than historical cost:
Historical cost	$343,258	$490,488
Fair value	$337,436	$477,132
Percent of the Corporation's available for sale and held to maturity portfolio	29.3%	43.6%

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment ("OTTI") as of March 31, 2014. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  Such investments have an amortized cost of $6.4 million and a fair value of $4.8 million, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Moody's to determine their fair value.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2014.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2014.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at March 31, 2014.

Credit Losses Recognized on Investments

Certain corporate obligations have experienced fair value deterioration due to credit losses and other market factors. The following table provides information about those securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2014	Accumulated Credit Losses in 2013
Credit losses on debt securities held:
Balance, January 1	$11,355	$11,355
Additions related to other-than-temporary losses not previously recognized
Balance, March 31	$11,355	$11,355

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate, auto and small consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, the allowance for loan losses and certain credit quality elements, all excluding loans held for sale.  Residential real estate loans held for sale as of March 31, 2014, and December 31, 2013, were $6,586,000 and $5,331,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2014	December 31, 2013
Commercial and industrial loans	$787,390	$761,705
Agricultural production financing and other loans to farmers	99,226	114,348
Real estate loans:
Construction	155,117	177,082
Commercial and farmland	1,606,735	1,611,809
Residential	626,202	616,385
Home Equity	256,790	255,223
Individuals' loans for household and other personal expenditures	61,742	69,783
Lease financing receivables, net of unearned income	1,378	1,545
Other loans	22,047	24,529
Loans	$3,616,627	$3,632,409
Allowance for loan losses	(69,583)	(67,870)
Net Loans	$3,547,044	$3,564,539

Purchased Loans

On February 10, 2012, First Merchants Bank, N.A. (the "Bank") assumed $113.0 million in loans as part of a Purchase and Assumption Agreement. This loan portfolio was acquired at a fair value discount of $19.2 million.

On November 12, 2013, the Corporation acquired all of the assets of CFS Bancorp, Inc. as discussed in NOTE 2. BUSINESS COMBINATIONS included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The acquired assets included $639.6 million in loans which were acquired at a fair value discount of $36.5 million.

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

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at March 31, 2014.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2014, and March 31, 2013:

	Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	2,387	(1,257)	(12)	(1,098)	$(20)
Recoveries on loans	2,050	790	136	604	20	3,600
Loans charged off	(706)	(277)	(229)	(675)		(1,887)
Balances, March 31, 2014	$30,907	$22,358	$2,410	$13,908		$69,583

	Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	358	(755)	73	2,406	$20	2,102
Recoveries on loans	1,873	1,376	209	288		3,746
Loans charged off	(2,773)	(2,346)	(186)	(1,372)		(6,677)
Balances, March 31, 2013	$25,371	$24,978	$2,689	$15,479	$20	$68,537

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	March 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$556	$795				$1,351
Collectively evaluated for impairment	30,004	21,467	$2,410	$13,908		67,789
Loans Acquired with Deteriorated Credit Quality	347	96				443
Total Allowance for Loan Losses	$30,907	$22,358	$2,410	$13,908		$69,583
Loan Balances:
Individually evaluated for impairment	$10,422	$28,864		$2,834		$42,120
Collectively evaluated for impairment	890,590	1,665,466	$61,742	878,473	$1,378	3,497,649
Loans Acquired with Deteriorated Credit Quality	7,651	67,522		1,685		76,858
Loans	$908,663	$1,761,852	$61,742	$882,992	$1,378	$3,616,627

	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$585	$763		$6		$1,354
Collectively evaluated for impairment	26,493	22,208	$2,515	15,071		66,287
Loans Acquired with Deteriorated Credit Quality	98	131				229
Total Allowance for Loan Losses	$27,176	$23,102	$2,515	$15,077		$67,870
Loan Balances:
Individually evaluated for impairment	$10,240	$29,007		$2,820		$42,067
Collectively evaluated for impairment	882,794	1,690,285	$69,783	867,094	$1,545	3,511,501
Loans Acquired with Deteriorated Credit Quality	7,548	69,599		1,694		78,841
Loans	$900,582	$1,788,891	$69,783	$871,608	$1,545	$3,632,409

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	March 31, 2014	December 31, 2013
Commercial and industrial loans	$8,558	$9,283
Agriculture production financing and other loans to farmers	28	30
Real estate Loans:
Construction	3,072	4,978
Commercial and farmland	28,598	28,095
Residential	12,938	12,068
Home Equity	2,351	1,667
Individuals' loans for household and other personal expenditures	141	117
Lease financing receivables, net of unearned income
Other Loans		164
Total	$55,686	$56,402

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class for the periods indicated:

	March 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$35,562	$16,302
Agriculture production financing and other loans to farmers	31	28
Real estate Loans:
Construction	15,184	10,327
Commercial and farmland	115,745	80,957
Residential	6,196	3,948
Home equity	3,332	142
Other loans	40	2
Total	$176,090	$111,706
Impaired loans with related allowance:
Commercial and industrial loans	$1,789	$1,741	$902
Real estate Loans:
Construction
Commercial and farmland	7,364	4,385	892
Residential
Total	$9,153	$6,126	$1,794
Total Impaired Loans	$185,243	$117,832	$1,794

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$35,066	$16,371
Agricultural production finance & other loans to farmers	32	30
Real estate Loans:
Construction	16,109	10,625
Commercial and farmland	128,073	83,033
Residential	6,746	3,910
Home equity	3,299	112
Other loans	454	172
Total	$189,779	$114,253
Impaired loans with related allowance:
Commercial and industrial loans	$1,390	$1,216	$683
Real estate Loans:
Construction
Commercial and farmland	4,657	4,215	894
Residential	74	71	6
Total	$6,121	$5,502	$1,583
Total Impaired Loans	$195,900	$119,755	$1,583

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$16,377	$21
Agriculture production financing and other loans to farmers	29
Real estate Loans:
Construction	10,440	28
Commercial and farmland	81,617	243
Residential	4,146	8
Home equity	144
Other loans	6
Total	$112,759	$300
Impaired loans with related allowance:
Commercial and industrial loans	$1,752	$3
Real estate Loans:
Commercial and farmland	4,398	1
Total	$6,150	$4
Total Impaired Loans	$118,909	$304

	Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$8,043	$44
Agriculture production financing and other loans to farmers	86
Real estate Loans:
Construction	3,936	19
Commercial and farmland	39,228	382
Residential	4,737	22
Home equity	923	3
Other loans	10
Total	$56,963	$470
Impaired loans with related allowance:
Commercial and industrial loans	$5,124	$3
Real estate Loans:
Construction	915
Commercial and farmland	5,428
Residential	2,390
Total	$13,857	$3
Total Impaired Loans	$70,820	$473

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the credit quality of the Corporation’s loan portfolio, by loan class as for the periods indicated.  Consumer non-performing loans include accruing consumer loans 90 plus days delinquent and consumer non-accrual loans.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below.

	March 31, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$724,556	$10,148	$52,172	$514				$787,390
Agriculture production financing and other loans to farmers	86,358	376	12,492					99,226
Real estate Loans:
Construction	142,676	1,123	11,116				$202	155,117
Commercial and farmland	1,466,354	50,952	89,188				241	1,606,735
Residential	147,361	2,229	9,444	136		$455,612	11,420	626,202
Home equity	6,011	332	980			247,169	2,298	256,790
Individuals' loans for household and other personal expenditures						61,598	144	61,742
Lease financing receivables, net of unearned income	1,256		122					1,378
Other loans	22,024		23					22,047
Loans	$2,596,596	$65,160	$175,537	$650		$764,379	$14,305	$3,616,627

	December 31, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$708,835	$11,332	$41,013	$525				$761,705
Agriculture production financing and other loans to farmers	114,318		30					114,348
Real estate Loans:
Construction	162,976	1,132	12,029				$945	177,082
Commercial and farmland	1,473,714	57,676	80,184				235	1,611,809
Residential	143,657	2,232	11,494	136		$448,494	10,372	616,385
Home equity	6,194	35	1,184			246,101	1,709	255,223
Individuals' loans for household and other personal expenditures						69,666	117	69,783
Lease financing receivables, net of unearned income	1,420		125					1,545
Other loans	24,334		195					24,529
Loans	$2,635,448	$72,407	$146,254	$661		$764,261	$13,378	$3,632,409

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of March 31, 2014, and December 31, 2013:

	March 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$776,473	$1,933	$426		$8,558	$10,917	$787,390
Agriculture production financing and other loans to farmers	99,198				28	28	99,226
Real estate Loans:
Construction	151,645	400			3,072	3,472	155,117
Commercial and farmland	1,561,328	10,941	4,700	$1,168	28,598	45,407	1,606,735
Residential	608,917	3,236	663	448	12,938	17,285	626,202
Home equity	252,734	932	684	89	2,351	4,056	256,790
Individuals' loans for household and other personal expenditures	61,216	340	41	4	141	526	61,742
Lease financing receivables, net of unearned income	1,378						1,378
Other loans	22,046	1				1	22,047
Loans	$3,534,935	$17,783	$6,514	$1,709	$55,686	$81,692	$3,616,627

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

The following tables summarize troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended March 31, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate Loans:
Residential	$131	$134	3
Individuals' loans for household and other personal expenditures	15	15	1
Total	$146	$149	4

	Three Months Ended March 31, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$96	$96	3
Real estate Loans:
Commercial and farmland	511	431	2
Residential	37	38	1
Total	$644	$565	6

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended March 31, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Residential		$134		$134
Individuals' loans for household and other personal expenditures			$15	15
Total		$134	$15	$149

	Three Months Ended March 31, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$31		$69	$100
Real estate Loans:
Commercial and farmland			415	415
Residential			37	37
Total	$31		$521	$552

Loans secured by residential real estate made up 90 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2014.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2014, and March 31, 2013, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended March 31, 2014
	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$146
Real estate Loans:
Residential	1	57
Total	2	$203

	Three Months Ended March 31, 2013
	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$5
Real estate Loans:
Commercial and farmland	1	230
Residential	1	47
Total	3	$282

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The following table includes the outstanding balance and carrying amount of loans acquired during the years ended December 31, 2012 and 2013, which are included in the balance sheet amounts of loans receivable at March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	CFS	SCB	Total	CFS	SCB	Total
Commercial and industrial loans	$77,480	$7,839	$85,319	$81,303	$8,184	$89,487
Agricultural production financing and other loans to farmers		941	941		1,161	1,161
Real estate loans:
Construction	15,610		15,610	17,962		17,962
Commercial and farmland	301,268	20,147	321,415	311,631	23,418	335,049
Residential	162,265	8,686	170,951	166,754	9,359	176,113
Home Equity	46,428	17,694	64,122	49,042	18,236	67,278
Individuals' loans for household and other personal expenditures	1,964	205	2,169	2,360	269	2,629
Other Loans	90		90	132	407	539
Total	$605,105	$55,512	$660,617	$629,184	$61,034	$690,218

Carrying Amount	$570,092	$46,647	$616,739	$585,913	$50,269	$636,182
Allowance	426	17	443		229	229
Carrying Amount Net of Allowance	$569,666	$46,630	$616,296	$585,913	$50,040	$635,953

The balance of the allowance for loan losses and the corresponding provision expense for loans acquired and accounted for under ASC310-30 was $443,000 and $229,000 at March 31, 2014 and December 31, 2013, respectively.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	CFS	SCB	Total	SCB
Beginning balance	$13,435	$5,864	$19,299
Additions				$5,142
Accretion	(1,155)	(614)	(1,769)	(771)
Reclassification from nonaccretable	238	253	491
Disposals	(107)	(88)	(195)
Ending balance	$12,411	$5,415	$17,826	$4,371

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of March 31, 2014, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.   As of March 31, 2013, the Corporation had two interest rate swaps with a notional amount of $26 million and one interest rate cap with a notional amount of $13 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, and 2013, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,399,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2014, the notional amount of customer-facing swaps was approximately $150,441,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2014, and December 31, 2013.

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$477	Other Assets	$1,162	Other Liabilities	$1,272	Other Liabilities	$1,021
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,713	Other Assets	$2,847	Other Liabilities	$2,779	Other Liabilities	$2,932

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for three months ended March 31, 2014, and 2013.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended March 31, 2014
Interest rate contracts	Other income	$19

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended March 31, 2013
Interest rate contracts	Other income	$66

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months ended
	March 31, 2014	March 31, 2013
Interest Rate Products	$(1,266)	$297

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months ended
	March 31, 2014	March 31, 2013
Interest Expense	$(344)	$(188)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of March 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $3,594,000. As of March 31, 2014, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $3,301,000. If the Corporation had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014, and December 31, 2013.

		Fair Value Measurements Using:
March 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$15,983		$15,983
U.S. Government-sponsored agency securities	3,382		3,382
State and municipal	249,138		242,409	$6,729
U.S. Government-sponsored mortgage-backed securities	330,537		330,537
Corporate obligations	4,761			4,761
Equity securities	1,706		1,702	4
Interest rate swap asset	2,713		2,713
Interest rate cap	477		477
Interest rate swap liability	4,051		4,051

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		Fair Value Measurements Using:
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$15,973		$15,973
U.S. Government-sponsored agency securities	3,545		3,545
State and municipal	230,987		223,752	$7,235
U.S. Government-sponsored mortgage-backed securities	281,252		281,252
Corporate obligations	2,738			2,738
Equity securities	1,706		1,702	4
Interest rate swap asset	3,619		3,619
Interest rate cap	390		390
Interest rate swap liability	3,953		3,953

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of March 31, 2014.

Available for Sale Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasuries, agencies, mortgage backs, state and municipal, and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including corporate obligations, state and municipal and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Pooled Trust Preferred Securities

Pooled trust preferred securities are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at March 31, 2014, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the March 31, 2014 quarterly evaluation process, the conclusion was no OTTI for the three months ending March 31, 2014, or for the three months ended March 31, 2013.

Interest Rate Derivative Agreements

See information regarding the Corporation's interest rate derivative products in NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three months ended March 31, 2014, and 2013.

	Available for Sale Securities
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Balance at beginning of the period	$9,977	$18,328
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	2,058	(176)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	(541)	(474)
Ending balance	$11,494	$17,678

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2014 or December 31, 2013.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014, and December 31, 2013.

		Fair Value Measurements Using
March 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$6,705			$6,705
Other real estate owned	$2,596			$2,596

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$12,117			$12,117
Other real estate owned	$6,877			$6,877

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2014, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2014.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,729	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 5%

Corporate obligations/Equity securities	$4,765	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$6,705	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (1%)

Other real estate owned	$2,596	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014, and December 31, 2013.

		March 31, 2014
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$112,920	$112,920
Interest-bearing time deposits	37,078	37,078
Investment securities available for sale	605,507		$594,013	$11,494
Investment securities held to maturity	544,470		517,288	34,333
Mortgage loans held for sale	6,586		6,586
Loans	3,547,044			3,490,228
Federal Reserve Bank and Federal Home Loan Bank stock	38,990		38,990
Interest rate swap and cap asset	3,190		3,190
Interest receivable	18,001		18,001
Liabilities:
Deposits	$4,283,179	$3,249,547	$1,017,455
Borrowings:
Federal funds purchased	48,357		48,357
Securities sold under repurchase agreements	137,381		137,475
Federal Home Loan Bank advances	170,887		168,255
Subordinated debentures and term loans	127,172		84,689
Interest rate swap liability	4,051		4,051
Interest payable	3,192		3,192

		December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$109,434	$109,434
Interest-bearing time deposits	55,069	55,069
Investment securities available for sale	536,201		$526,224	$9,977
Investment securities held to maturity	559,378		525,998	34,849
Mortgage loans held for sale	5,331		5,331
Loans	3,564,539			3,506,615
Federal Reserve Bank and Federal Home Loan Bank stock	38,990		38,990
Interest rate swap and cap asset	4,009		4,009
Interest receivable	18,672		18,672
Liabilities:
Deposits	$4,231,468	$3,082,117	$934,937
Borrowings:
Federal funds purchased	125,645		125,645
Securities sold under repurchase agreements	148,672		148,852
Federal Home Loan Bank advances	122,140		122,962
Subordinated debentures and term loans	126,807		82,607
Interest rate swap liability	3,953		3,953
Interest payable	1,771		1,771

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

NOTE 8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2014 and 2013:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	5,207	1,164	(823)		5,548
Amounts reclassified from accumulated other comprehensive income	(378)		224		(154)
Period change	4,829	1,164	(599)	—	5,394
Balance at March 31, 2014	$6,395	$(683)	$(1,100)	$(5,628)	$(1,016)

Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(2,115)	72	193		(1,850)
Amounts reclassified from accumulated other comprehensive income	(161)		122	640	601
Period change	(2,276)	72	315	640	(1,249)
Balance at March 31, 2013	$15,628	$(3,200)	$(2,337)	$(16,839)	$(6,748)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss)Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$581	$248	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(203)	(87)	Income tax expense
	$378	$161

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(344)	$(188)	Interest expense - subordinated debentures and term loans
Related income tax benefit	120	66	Income tax expense
	$(224)	$(122)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs		$(985)	Other expenses - salaries and employee benefits
Related income tax benefit		345	Income tax expense
	$—	$(640)

Total reclassifications for the period, net of tax	$154	$(601)

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

NOTE 9

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation continue to vest after retirement. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2014, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2014 was $505,000 compared to $374,000 for the three months ended March 31, 2013. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The estimated fair value of the stock options granted during 2013 and in prior years was calculated using a Black Scholes option pricing model.  There were no stock options granted in 2014.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5.5 percent for the three months ended March 31, 2014, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended March 31,
	2014	2013
Stock and ESPP Options
Pre-tax compensation expense	$44	$38
Income tax expense (benefit)	(3)	(2)
Stock and ESPP option expense, net of income taxes	$41	$36
Restricted Stock Awards
Pre-tax compensation expense	$461	$336
Income tax benefit	(161)	(117)
Restricted stock awards expense, net of income taxes	$300	$219
Total Share-Based Compensation
Pre-tax compensation expense	$505	$374
Income tax benefit	(164)	(119)
Total share-based compensation expense, net of income taxes	$341	$255

As of March 31, 2014, unrecognized compensation expense related to stock options and RSAs totaling $21,000 and $3,923,000, respectively, is expected to be recognized over weighted-average periods of 0.89 and 1.76 years, respectively.

Stock option activity under the Corporation's stock option plans as of March 31, 2014 and changes during the three months ended March 31, 2014, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	958,786	$21.32
Granted
Exercised	(25,050)	$10.88
Canceled	1,815	$22.15
Outstanding March 31, 2014	935,551	$21.60	2.97	2,401,422
Vested and Expected to Vest at March 31, 2014	935,551	$21.60	2.97	2,401,422
Exercisable at March 31, 2014	926,551	$21.66	2.91	2,344,542

There were no options granted during the three months ended March 31, 2014. The weighted-average grant date fair value was $5.32 for stock options granted during the three months ended March 31, 2013 .

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2014.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $274,000 and $18,000, respectively. Cash receipts of stock options exercised during this same period were $273,000 and $16,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2014	429,002	$12.51
Granted	84,792	$20.43
Vested	(105,509)	$12.50
Forfeited	(1,970)	$9.07
Unvested RSAs at March 31, 2014	406,315	$15.06

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2014 quarterly offering period of approximately $30,000. The ESPP options vested during the three months ending March 31, 2014, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2014.

NOTE 10

Income Tax

	Three Months Ended March 31,
	2014	2013
Income Tax Expense :
Currently Payable:
Federal	$(1,519)	$(906)
State	110
Deferred:
Federal	5,778	5,574
State
Total Income Tax Expense	$4,369	$4,668
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$6,296	$5,787
Tax-exempt interest income	(1,225)	(897)
Stock compensation	13	11
Earnings on life insurance	(262)	(245)
Tax credits	(298)	(18)
Other	(155)	30
Actual Tax Expense	$4,369	$4,668

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$13,620			$11,865
Less: Preferred Stock dividends and discount accretion				(857)
Net income available to common stockholders	13,620	35,956,436	$0.38	11,008	28,716,987	$0.38
Effect of dilutive stock options and warrants		304,188			254,251
Diluted net income per share:
Net income available to common stockholders	$13,620	36,260,624	$0.38	$11,008	28,971,238	$0.38

Stock options to purchase 648,182 and 698,718 shares for the three months ended March 31, 2014, and 2013, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 12

IMPACT OF ACCOUNTING CHANGES

Accounting Standards Update No. 2014-01- Accounting for Investments in Qualified Affordable Housing Projects - In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2014-04- Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

NOTE 13

SUBSEQUENT EVENTS

On April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The maturity date for the line of credit is April 10, 2015. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants.

NOTE 14

CONTINGENT LIABILITIES

On April 16, 2013, First Merchants was named in a class action lawsuit in Delaware County Circuit Court challenging First Merchants' checking account practices associated with the assessment of overdraft fees. The plaintiff sought damages and other relief, including restitution and injunction relief. First Merchants removed the case from state court to federal district court. First Merchants filed a motion to stay the federal action pending arbitration. The motion was granted by the court and the action was stayed. To the extent the plaintiff desires to further pursue the matter, the plaintiff must do so through a separate arbitration proceeding. To date, there has been no effort by the plaintiff to initiate arbitration proceedings and no further activity in the court proceedings. If arbitration is pursued, First Merchants believes it has meritorious defenses to the claims brought by the plaintiff.

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2014, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, National Association.  The Bank includes ninety-six banking locations in twenty-six Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $13.6 million, or $0.38 per fully diluted common share for the three months ended March 31, 2014, an increase of $2.6 million, compared to net income available to common stockholders of $11.0 million, or $0.38 per common share for the three months ended March 31, 2013.

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

As of March 31, 2014, total assets equaled $5.5 billion, an increase of $15.7 million from December 31, 2013.  Investment securities increased $54.4 million, while total loans of $3.6 billion decreased $14.5 million from December 31, 2013. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $69.6 million as of March 31, 2014.  The allowance provides 125.0 percent coverage of all non-accrual loans and 1.92 percent of total loans.  The Corporation had no provision expense for the first quarter of 2014, compared to $2.1 million in the first quarter of 2013.  Net charge-offs totaled $(1.7) million for the first quarter of 2014, down from $2.9 million for the first quarter of 2013.   Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Total deposits of $4.3 billion increased from December 31, 2013 by $51.7 million. The largest increases were in maturity deposits, which increased $78.8 million. These increases were offset by a decrease in non-maturity deposits of $27.0 million compared to December 31, 2013. Total borrowings decreased $39.5 million from December 31, 2013 as Federal Funds purchased and securities sold under repurchase agreements decreased $77.3 million and $11.3 million, respectively. These decreases were offset by an increase in Federal Home Loan Bank advances of $48.7 million.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin decreased 28 basis points from 4.25 percent in the first quarter of 2013 to 3.97 percent in the first quarter of 2014, while earning assets increased by $961.9 million.

The increase in net interest income and average earning assets during the three months ended March 31, 2014 compared with the same period in 2013 was driven primarily as a result of the Corporation acquiring 100 percent of CFS Bancorp, Inc. in November 2013. Additional details can be found in NOTE 2. BUSINESS COMBINATION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

During the three months ended March 31, 2014, asset yields decreased 30 basis points FTE and interest costs decreased 2 basis points, resulting in a 28 basis point FTE decrease in net interest income as compared to the same period in 2013. The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three months ended March 31, 2014, and 2013.

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Annualized net interest income	$183,568	$157,830
Annualized FTE adjustment	$7,537	$5,537
Annualized net interest income on a fully taxable equivalent basis	$191,105	$163,367
Average earning assets	$4,805,665	$3,843,741
Interest income (FTE) as a percent of average earning assets	4.40%	4.70%
Interest expense as a percent of average earning assets	0.43%	0.45%
Net interest income (FTE) as a percent of average earning assets	3.97%	4.25%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $1.3 million or 9.4 percent in the first quarter of 2014, compared to the first quarter of 2013.  In November 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc., which was the primary reason for an increase in non-interest income during the three months ended March 31, 2014 compared with the same period in 2013. Additional details can be found in NOTE 2. BUSINESS COMBINATION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Service charge income and other customer fees increased $822,000 and $953,000, respectively, during the three months ended March 31, 2014 compared with the same period in 2013, primarily due to the increased customer base as a result of the CFS acquisition. Other income increased $607,000 from the same period in 2013 primarily due to increased gains recognized on the sale of other real estate properties. The sale of investment securities resulted in net gains of $581,000, a $333,000 increase from the same period in 2013.

Offsetting these increases, was a decrease in the gains on the sale of mortgage loans of $1.7 million during the first quarter of 2014 when compared to the same quarter of 2013.

NON-INTEREST EXPENSE

Non-interest expense increased $8.4 million or 24.2 percent for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  Salaries and employee benefits increased $4.5 million or 21.7 percent over the same quarter last year.  This was primarily driven by the addition of personnel from the acquisition of CFS. Additionally, the Corporation incurred $866,000 of expense due to seeding of employee health savings accounts. The Corporation also experienced an increase of $1.3 million in premises expenses as 20 locations were added to our banking center network as a result of the CFS acquisition. Additionally, an unusually high amount of snow removal costs throughout the entire corporate footprint accounted for $669,000 of premises expense.

The Corporation had one-time expenses related to the CFS acquisition and the integration of their core system of $1.4 million for the three months ended March 31, 2014. Equipment expenses increased $965,000, of which $480,000 of this increase was due to running CFS' core system prior to integration. In addition, marketing expenses were $302,000 higher than the same period in 2013 as marketing mailings to CFS customers increased during the integration time frame.

FDIC expense increased for the three months ended March 31, 2014 compared to the same period in 2013 by $316,000 as the CFS acquisition increased the amount subject to FDIC assessment.

INCOME TAXES

The income tax expense for the three months ended March 31, 2014, was $4,369,000 on pre-tax net income of $17,989,000.  For the same period in 2013, the income tax expense was $4,668,000 on pre-tax net income of $16,533,000.

Taxes, both current and deferred, decreased in the first quarter of 2014 by $5,930,000. The decline in the net asset was mainly due to an increase of $3,227,000 in the deferred tax liability associated with unrealized gains on available for sale securities and an increase of $2,445,000 in the deferred tax liability associated with pensions and other employee benefits.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 8.65 percent at March 31, 2014, and 8.34 percent at December 31, 2013.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At March 31, 2014, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2014, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31, 2014		December 31, 2013
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$617,654	15.04%	$599,966	14.54%
Tier 1 capital (to risk-weighted assets)	501,098	12.20%	483,186	11.71%
Tier 1 capital (to average assets)	501,098	9.65%	483,186	10.20%
First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$606,534	14.81%	$599,272	14.56%
Tier 1 capital (to risk-weighted assets)	555,153	13.55%	547,655	13.30%
Tier 1 capital (to average assets)	555,153	10.72%	547,655	11.58%

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

On July 2, 2013, the Corporation redeemed an additional 34,044 shares of the Series B Preferred Stock at an aggregate redemption price of $34,044,000, plus accrued but unpaid dividends. Following this redemption, the Treasury held 34,043 shares of the Series B Preferred Stock representing a remaining liquidation amount of approximately $34 million.

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.7 million. This transaction resulted in a core deposit intangible of $7,313,000 and goodwill of $47,573,000. See Note 2. BUSINESS COMBINATIONS, to the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for additional information.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Amounts)	2014	2013
Average goodwill	$188,988	$141,374
Average core deposit intangible (CDI)	13,539	7,966
Average deferred tax on CDI	(4,897)	(2,242)
Intangible adjustment	$197,630	$147,098
Average stockholders' equity (GAAP capital)	$644,899	$533,797
Average cumulative preferred stock	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program		(68,591)
Intangible adjustment	(197,630)	(147,098)
Average tangible capital	$447,144	$317,983
Average assets	$5,399,688	$4,248,955
Intangible adjustment	(197,630)	(147,098)
Average tangible assets	$5,202,058	$4,101,857
Net income available to common stockholders	$13,620	$11,008
CDI amortization, net of tax	336	207
Tangible net income available to common stockholders	$13,956	$11,215
Per Share Data:
Diluted net income available to common stockholders	$0.38	$0.38
Diluted tangible net income available to common stockholders	$0.38	$0.39
Ratios:
Return on average GAAP capital (ROE)	8.45%	8.25%
Return on average tangible capital	12.49%	14.11%
Return on average assets (ROA)	1.01%	1.04%
Return on average tangible assets	1.07%	1.09%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN QUALITY/PROVISION FOR LOAN LOSSES

The Corporation’s primary business focus is small business and middle market commercial, commercial real estate, residential real estate, auto and small consumer lending, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

Loan Quality

Non-performing loan balances will change as a result of routine problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

Non-accrual loans decreased by $716,000 during the three months ended March 31, 2014, from $56,402,000 at December 31, 2013 to the March 31, 2014, balance of $55,686,000. In addition, other real estate owned declined $1,169,000 during the same period.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days at March 31, 2014 increased $359,000 to $1,709,000 from the December 31, 2013 balance of $1,350,000.

Commercial impaired loans include all non-accrual loans, loans accounted for under SOP-03-3 and renegotiated loans as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2014, commercial impaired loans totaled $117,832,000 a decrease of $1,923,000 from the balance of $119,755,000 at December 31, 2013. At March 31, 2014, an allowance for losses was not deemed necessary for commercial impaired loans totaling $111,706,000 as there was no identified loss on these credits. An allowance of $1,794,000 was recorded for the remaining balance of these impaired loans totaling $6,126,000 and is included in the corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Non-Performing Assets:
Non-accrual loans	$55,686	$56,402
Renegotiated loans	378	3,048
Non-performing loans (NPL)	56,064	59,450
Other real estate owned	21,077	22,246
Non-performing assets (NPA)	77,141	81,696
90+ days delinquent and still accruing	1,709	1,350
Non-performing assets plus 90+ days delinquent	$78,850	$83,046
Impaired Loans	$117,832	$119,755

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$8,613	$9,317
Agricultural production financing and other loans to farmers	28	30
Real estate loans:
Construction	9,706	12,730
Commercial and farmland	41,544	43,229
Residential	16,236	15,340
Home Equity	2,526	1,977
Individuals' loans for household and other personal expenditures	197	259
Lease financing receivables, net of unearned income
Other loans		164
Non-performing assets plus 90+ days delinquent	$78,850	$83,046

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses

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

At March 31, 2014, the allowance for loan losses was $69,583,000, an increase of $1,713,000 from December 31, 2013. As a percent of loans, the allowance was 1.92 percent at March 31, 2014, 1.87 percent at December 31, 2013, 2.26 percent at September 30, 2013 and 2.32 percent at June 30, 2013. The provision for loan losses for the three months ended March 31, 2014 was $0, a decrease of $2,102,000 for the same period in 2013. Specific reserves on impaired loans increased $211,000 from $1,583,000 at December 31, 2013, to $1,794,000 at March 31, 2014.

Net charge offs for the three months ended March 31, 2014, were $(1,713,000), a decrease of $4,644,000 from the same period in 2013.  Of this amount, two recoveries, totaling 100.6 percent of net charge offs, were greater than $500,000. There were no charge offs greater than $500,000 for the three month period. The distribution of the net charge offs for the three months ended March 31, 2014 and March 31, 2013 is reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Net Charge Offs (Recoveries):
Commercial and industrial loans	$(1,315)	$930
Agricultural production financing and other loans to farmers	(16)	(18)
Real estate loans:
Construction	(362)	(258)
Commercial and farmland	(151)	1,228
Residential	96	746
Home Equity	(25)	338
Individuals' loans for household and other personal expenditures	93	(23)
Lease financing receivables, net of unearned income	(20)
Other Loans	(13)	(12)
Total Net Charge Offs	$(1,713)	$2,931

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $605,507,000 at March 31, 2014, an increase of $69,306,000, or 12.9 percent, from December 31, 2013.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $3,867,000 at March 31, 2014.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At March 31, 2014, total borrowings from the FHLB were $170,887,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2014, was $199,020,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of March 31, 2014, the Corporation was in compliance with these covenants. The net proceeds of the placement were used to pay off the Corporation's $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at March 31, 2014, are as follows:

(Dollars in Thousands)	March 31, 2014
Amounts of commitments:
Loan commitments to extend credit	$1,424,457
Standby and commercial letters of credit	39,780
$1,464,237

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at March 31, 2014, are as follows:

(Dollars in Thousands)	Remaining 2014	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$2,062	$2,522	$2,042	$1,357	$688	$438	$2,709	$11,818
Federal funds purchased	48,357							48,357
Securities sold under repurchase agreements	137,381							137,381
Federal Home Loan Bank advances	75,194	30,879	28,833	2,626	13,252	3	20,100	170,887
Subordinated debentures and term loans	470						126,702	127,172
Total	$263,464	$33,401	$30,875	$3,983	$13,940	$441	$149,511	$495,615

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  March 31, 2014, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2014
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(5)
Three-year CMT	200	(62)
Five-year CMT	200	(100)
CD's	200	(22)
FHLB advances	200	(65)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2014. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2014
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$179,533	$189,100	$173,987
Variance from base		$9,567	$(5,546)
Percent of change from base		5.33%	(3.09)%

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

	December 31, 2013
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(5)
Three-year CMT	200	(50)
Five-year CMT	200	(100)
CD's	200	(20)
FHLB advances	200	(33)

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

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2014, and December 31, 2013. Earning assets increased by $21,880,000 in the three months ended March 31, 2014.  Interest-bearing time deposits decreased $17,991,000, while investments increased by approximately $54,398,000. Loans and loans held for sale decreased by $14,527,000. Two loan classes experiencing the largest increases from December 31, 2013, were commercial and industrial loans and real estate residential. These increases were offset primarily by decreases in three loan classes, which were real estate construction, agriculture production financing and other loans.

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Interest-bearing time deposits	$37,078	$55,069
Investment securities available for sale	605,507	536,201
Investment securities held to maturity	544,470	559,378
Mortgage loans held for sale	6,586	5,331
Loans	3,616,627	3,632,409
Federal Reserve and Federal Home Loan Bank stock	38,990	38,990
Total	$4,849,258	$4,827,378

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2013, Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during three months ended March 31, 2014, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2014
February, 2014	30,265	$20.37
March, 2014	19,459	$21.95

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
4.6
Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of its (a) 5.00% Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75% Fixed-to-Floating Rate Subordinated Notes due 2028 in aggregate principal amount of $65 million.

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

First Merchants Corporation
(Registrant)

Date: May 9, 2014	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	by /s/ Mark K. Hardwick
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
4.6
Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of its (a) 5.00% Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75% Fixed-to-Floating Rate Subordinated Notes due 2028 in aggregate principal amount of $65 million.

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