Form 10-Q
period 2014-06-30
FIRST MERCHANTS CORP
filed 2014-08-08
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ] (Do not check if smaller reporting company)  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of July 31, 2014, there were 36,053,943 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$115,891	$109,434
Interest-bearing time deposits	27,856	55,069
Investment securities available for sale	615,184	536,201
Investment securities held to maturity (fair value of $612,162 and $560,847)	598,903	559,378
Mortgage loans held for sale	7,370	5,331
Loans, net of allowance for loan losses of $68,367 and $67,870	3,654,366	3,564,539
Premises and equipment	74,856	74,454
Federal Reserve and Federal Home Loan Bank stock	43,127	38,990
Interest receivable	18,341	18,672
Core deposit intangibles	12,635	13,818
Goodwill	188,948	188,948
Cash surrender value of life insurance	165,974	164,571
Other real estate owned	18,621	22,246
Tax asset, deferred and receivable	44,622	56,614
Other assets	28,426	28,997
TOTAL ASSETS	$5,615,120	$5,437,262
LIABILITIES
Deposits:
Noninterest-bearing	$917,825	$930,772
Interest-bearing	3,411,785	3,300,696
Total Deposits	4,329,610	4,231,468
Borrowings:
Federal funds purchased	100,000	125,645
Securities sold under repurchase agreements	133,137	148,672
Federal Home Loan Bank advances	220,765	122,140
Subordinated debentures and term loans	126,874	126,807
Total Borrowings	580,776	523,264
Interest payable	2,489	1,771
Other liabilities	31,649	45,836
Total Liabilities	4,944,524	4,802,339
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 36,052,209 and 35,921,761 shares	4,507	4,490
Additional paid-in capital	394,774	393,783
Retained earnings	266,980	242,935
Accumulated other comprehensive income (loss)	4,210	(6,410)
Total Stockholders' Equity	670,596	634,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,615,120	$5,437,262

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans receivable:
Taxable	$42,323	$34,018	$84,348	$71,177
Tax exempt	58	113	119	230
Investment securities:
Taxable	5,046	3,577	9,856	7,195
Tax exempt	3,570	2,515	7,008	4,969
Deposits with financial institutions	35	62	58	81
Federal Reserve and Federal Home Loan Bank stock	495	368	1,147	739
Total Interest Income	51,527	40,653	102,536	84,391
INTEREST EXPENSE
Deposits	2,874	2,599	5,423	5,490
Federal funds purchased	23	1	72	12
Securities sold under repurchase agreements	187	208	383	402
Federal Home Loan Bank advances	676	462	1,358	921
Subordinated debentures and term loans	1,648	733	3,289	1,458
Total Interest Expense	5,408	4,003	10,525	8,283
NET INTEREST INCOME	46,119	36,650	92,011	76,108
Provision for loan losses		1,997		4,099
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	46,119	34,653	92,011	72,009
OTHER INCOME
Service charges on deposit accounts	4,098	2,912	7,649	5,641
Fiduciary activities	2,360	2,264	4,572	4,371
Other customer fees	4,049	2,816	7,782	5,596
Commission income	1,886	1,748	4,154	3,920
Earnings on cash surrender value of life insurance	653	610	1,401	1,310
Net gains and fees on sales of loans	1,159	2,457	1,882	4,835
Net realized gains on sales of available for sale securities	844	239	1,425	487
Other income	884	1,013	2,254	1,776
Total Other Income	15,933	14,059	31,119	27,936
OTHER EXPENSES
Salaries and employee benefits	23,430	20,536	48,731	41,327
Net occupancy	3,204	2,267	7,142	4,869
Equipment	2,096	1,742	4,835	3,516
Marketing	789	535	1,558	1,002
Outside data processing fees	2,039	1,391	3,870	2,871
Printing and office supplies	393	311	851	642
Core deposit amortization	592	383	1,184	770
FDIC assessments	863	674	1,923	1,418
Other real estate owned and credit-related expenses	2,613	1,479	4,370	3,345
Professional and other outside services	1,531	1,833	2,910	3,492
Other expenses	3,700	2,591	6,965	5,190
Total Other Expenses	41,250	33,742	84,339	68,442
INCOME BEFORE INCOME TAX	20,802	14,970	38,791	31,503
Income tax expense	5,642	4,155	10,011	8,823
NET INCOME	15,160	10,815	28,780	22,680
Preferred stock dividends		(852)		(1,709)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,160	$9,963	$28,780	$20,971
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.42	$0.35	$0.80	$0.73
Diluted Net Income Available to Common Stockholders	$0.41	$0.34	$0.79	$0.72
Cash Dividends Paid	$0.08	$0.05	$0.13	$0.08
Average Diluted Shares Outstanding (in thousands)	36,294	29,024	36,278	28,997

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$15,160	$10,815	$28,780	$22,680
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $3,149, $5,201, $5,953 and $6,340	5,849	(9,659)	11,055	(11,773)
Unrealized gain on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $290, $113, $916 and $151	538	209	1,702	281
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $452, $525, $895 and $629	(840)	976	(1,663)	1,169
Amortization of items previously recorded in accumulated other comprehensive income, net of tax of $39 and $384		73		713
Reclassification adjustment for losses included in net income, net of tax of $172, $17, $256 and $37	(321)	(30)	(474)	(70)
	5,226	(8,431)	10,620	(9,680)
Comprehensive income	$20,386	$2,384	$39,400	$13,000

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2013	125	$125	35,921,761	$4,490	$393,783	$242,935	$(6,410)	$634,923
Comprehensive Income
Net Income						28,780		28,780
Other Comprehensive Income, net of tax							10,620	10,620
Cash Dividends on Common Stock ($.13 per Share)						(4,735)		(4,735)
Share-based Compensation			116,831	15	1,044			1,059
Stock Issued under Employee Benefit Plans			13,840	2	250			252
Stock Issued under Dividend Reinvestment and Stock Purchase Plan			11,220	1	238			239
Stock Options Exercised			38,650	5	505			510
Stock Redeemed			(50,093)	(6)	(1,046)			(1,052)
Balances, June 30, 2014	125	$125	36,052,209	$4,507	$394,774	$266,980	$4,210	$670,596

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,
	2014	2013
Cash Flow From Operating Activities:
Net income	$28,780	$22,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		4,099
Depreciation and amortization	3,000	2,162
Change in deferred taxes	9,338	8,083
Share-based compensation	1,059	810
Tax benefit from stock options exercised	(60)
Mortgage loans originated for sale	(79,337)	(184,270)
Proceeds from sales of mortgage loans	77,298	192,039
Gains on sales of securities available for sale	(1,425)	(487)
Change in interest receivable	331	1,181
Change in interest payable	718	(691)
Other adjustments	(11,060)	(1,807)
Net cash provided by operating activities	$28,642	$43,799
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$27,213	$(21,455)
Purchases of:
Securities available for sale	(113,578)	(161,027)
Securities held to maturity	(71,816)	(7,772)
Proceeds from sales of securities available for sale	17,337	25,222
Proceeds from maturities of:
Securities available for sale	30,399	56,417
Securities held to maturity	31,443	42,336
Change in Federal Reserve and Federal Home Loan Bank stock	(4,137)	(5)
Net change in loans	(93,994)	(27,059)
Proceeds from the sale of other real estate owned	6,229	4,730
Other adjustments	(2,082)	(3,578)
Net cash used in investing activities	$(172,986)	$(92,191)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$15,816	$86,485
Certificates of deposit and other time deposits	82,326	(100,075)
Borrowings	301,643	77,070
Repayment of borrowings	(244,198)	(20,391)
Cash dividends on common stock	(4,735)	(2,334)
Cash dividends on preferred stock		(1,709)
Stock issued under employee benefit plans	252	270
Stock issued under dividend reinvestment and stock purchase plans	239	151
Stock options exercised	450	44
Tax benefit from stock options exercised	60
Stock redeemed	(1,052)	(479)
Cumulative preferred stock redeemed (SBLF)		(22,696)
Net cash provided by financing activities	$150,801	$16,336
Net Change in Cash and Cash Equivalents	6,457	(32,056)
Cash and Cash Equivalents, January 1	109,434	101,460
Cash and Cash Equivalents, June 30	$115,891	$69,404
Additional cash flow information:
Interest paid	$9,807	$8,974
Income tax paid	$1,688	$1,378
Loans transferred to other real estate owned	$2,550	$3,925
Fixed assets transferred to other real estate owned	$297
Non-cash investing activities using trade date accounting	$5,517	$9,854

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2013, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year.

NOTE 2

BUSINESS COMBINATION

CFS Bancorp, Inc.

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 full-service banking centers serving the northwestern Indiana and northeastern Illinois areas. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

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

The Corporation had one-time expenses related to the CFS acquisition and the integration of their core system of $1.6 million for the six months ended June 30, 2014. The majority of expense was in salary and employee benefits related to employees retained through integration of $521,000, equipment and processing expenses of $619,000 primarily related to running CFS' core system prior to integration and marketing expenses of $125,000 due to mailings to current CFS customers during the integration time frame.

Community Bancshares, Inc.

On July 21, 2014, First Merchants Corporation, an Indiana corporation ("First Merchants"), and Community Bancshares, Inc., an Indiana corporation (“Community Bancshares”), entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, Community Bancshares will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger,”) whereupon the separate corporate existence of Community Bancshares will cease and First Merchants will survive.  Immediately following the Merger, Community Bank, an Indiana state bank and wholly-owned subsidiary of Community Bancshares, will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association continuing as the surviving bank.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2014
U.S. Treasury	$15,921	$92		$16,013
U.S. Government-sponsored agency securities	3,219	58		3,277
State and municipal	237,709	9,454	$456	246,707
U.S. Government-sponsored mortgage-backed securities	338,588	8,341	242	346,687
Corporate obligations	1,563		769	794
Equity securities	1,706			1,706
Total available for sale	598,706	17,945	1,467	615,184
Held to maturity at June 30, 2014
State and municipal	173,080	3,900	157	176,823
U.S. Government-sponsored mortgage-backed securities	425,823	10,218	702	435,339
Total held to maturity	598,903	14,118	859	612,162
Total Investment Securities	$1,197,609	$32,063	$2,326	$1,227,346

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of available for sale securities and held to maturity securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2014:
Due in one year or less	$6,774	$6,836	$3,366	$3,367
Due after one through five years	29,991	30,598	18,228	18,517
Due after five through ten years	48,498	50,344	84,112	85,868
Due after ten years	173,149	179,013	67,374	69,071
	$258,412	$266,791	$173,080	$176,823
U.S. Government-sponsored mortgage-backed securities	338,588	346,687	425,823	435,339
Equity securities	1,706	1,706
Total Investment Securities	$598,706	$615,184	$598,903	$612,162

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $415,652,000 at June 30, 2014, and $373,533,000 at December 31, 2013.

The book value of securities sold under agreements to repurchase amounted to $128,222,000 at June 30, 2014, and $126,900,000 at December 31, 2013.

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three and six months ended June 30, 2014 and 2013 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales and Redemptions of Available for Sale Securities:
Gross gains	$844	$239	$1,425	$487
Gross losses
Other-than-temporary impairment losses

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014, and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at June 30, 2014
State and municipal	$8,707	$36	$20,501	$420	$29,208	$456
U.S. Government-sponsored mortgage-backed securities	24,414	65	5,769	177	30,183	242
Corporate obligations			764	769	764	769
Total Temporarily Impaired Available for Sale Securities	33,121	101	27,034	1,366	60,155	1,467
Temporarily Impaired Held to Maturity Securities at June 30, 2014
State and municipal	14,351	157			14,351	157
U.S. Government-sponsored mortgage-backed securities	53,260	361	23,550	341	76,810	702
Total Temporarily Impaired Held to Maturity Securities	67,611	518	23,550	341	91,161	859
Total Temporarily Impaired Investment Securities	$100,732	$619	$50,584	$1,707	$151,316	$2,326

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2013
U.S. Treasury	$4,875	$21			$4,875	$21
U.S. Government-sponsored agency securities	3,433	17			3,433	17
State and municipal	111,791	3,840	$583	$56	$112,374	$3,896
U.S. Government-sponsored mortgage-backed securities	117,866	1,701	2,683	272	120,549	1,973
Corporate obligations			2,711	3,636	2,711	3,636
Total Temporarily Impaired Available for Sale Securities	237,965	5,579	5,977	3,964	243,942	9,543
Temporarily Impaired Held to Maturity Securities at December 31, 2013
State and municipal	17,318	91	184	1	17,502	92
U.S. Government-sponsored mortgage-backed securities	213,048	3,462	2,640	259	215,688	3,721
Total Temporarily Impaired Held to Maturity Securities	230,366	3,553	2,824	260	233,190	3,813
Total Temporarily Impaired Investment Securities	$468,331	$9,132	$8,801	$4,224	$477,132	$13,356

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2014	December 31, 2013
Investments reported at less than historical cost:
Historical cost	$153,642	$490,488
Fair value	$151,316	$477,132
Percent of the Corporation's available for sale and held to maturity portfolio	12.5%	43.6%

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment ("OTTI") as of June 30, 2014. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

The current unrealized losses are primarily concentrated within trust preferred securities held by the Corporation.  In the second quarter of 2014, the Corporation sold four of its six trust preferred securities with an amortized cost of $4.8 million, which resulted in a net gain of $641,000. The Corporation has two remaining trust preferred securities. Such investments have an amortized cost of $1.5 million and a fair value of $764,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  On all but one small pool investment, the Corporation utilized Standard and Poor's to determine their fair value.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2014.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at June 30, 2014.

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

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer lending, which results in portfolio diversification.  The following tables show the composition in the loan portfolio, the allowance for loan losses and certain credit quality elements, all excluding loans held for sale.  Residential real estate loans held for sale as of June 30, 2014, and December 31, 2013, were $7,370,000 and $5,331,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2014	December 31, 2013
Commercial and industrial loans	$857,844	$761,705
Agricultural production financing and other loans to farmers	102,270	114,348
Real estate loans:
Construction	165,388	177,082
Commercial and farmland	1,621,436	1,611,809
Residential	629,162	616,385
Home Equity	261,811	255,223
Individuals' loans for household and other personal expenditures	61,533	69,783
Lease financing receivables, net of unearned income	1,231	1,545
Other loans	22,058	24,529
Loans	$3,722,733	$3,632,409
Allowance for loan losses	(68,367)	(67,870)
Net Loans	$3,654,366	$3,564,539

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at June 30, 2014.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2014, and June 30, 2013:

	Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$30,907	$22,358	$2,410	$13,908		$69,583
Provision for losses	(2,036)	552	(140)	1,622	$2
Recoveries on loans	448	351	81	325		1,205
Loans charged off	(705)	(679)	(108)	(927)	(2)	(2,421)
Balances, June 30, 2014	$28,614	$22,582	$2,243	$14,928		$68,367

	Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	351	(705)	(152)	524	$(18)
Recoveries on loans	2,498	1,141	217	929	20	4,805
Loans charged off	(1,411)	(956)	(337)	(1,602)	(2)	(4,308)
Balances, June 30, 2014	$28,614	$22,582	$2,243	$14,928		$68,367

	Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$25,371	$24,978	$2,689	$15,479	$20	$68,537
Provision for losses	1,917	(673)	225	497	31	1,997
Recoveries on loans	683	1,389	107	347		2,526
Loans charged off	(1,408)	(2,089)	(136)	(1,210)	(15)	(4,858)
Balances, June 30, 2013	$26,563	$23,605	$2,885	$15,113	$36	$68,202

	Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	2,275	(1,428)	298	2,903	$51	4,099
Recoveries on loans	2,556	2,765	316	635		6,272
Loans charged off	(4,181)	(4,435)	(322)	(2,582)	(15)	(11,535)
Balances, June 30, 2013	$26,563	$23,605	$2,885	$15,113	$36	$68,202

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$886	$440				$1,326
Collectively evaluated for impairment	27,671	21,817	$2,243	$14,928		66,659
Loans Acquired with Deteriorated Credit Quality	57	325				382
Total Allowance for Loan Losses	$28,614	$22,582	$2,243	$14,928		$68,367
Loan Balances:
Individually evaluated for impairment	$7,895	$31,543		$2,873		$42,311
Collectively evaluated for impairment	966,594	1,693,600	$61,533	886,546	$1,231	3,609,504
Loans Acquired with Deteriorated Credit Quality	7,683	61,681		1,554		70,918
Loans	$982,172	$1,786,824	$61,533	$890,973	$1,231	$3,722,733

	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$585	$763		$6		$1,354
Collectively evaluated for impairment	26,493	22,208	$2,515	15,071		66,287
Loans Acquired with Deteriorated Credit Quality	98	131				229
Total Allowance for Loan Losses	$27,176	$23,102	$2,515	$15,077		$67,870
Loan Balances:
Individually evaluated for impairment	$10,240	$29,007		$2,820		$42,067
Collectively evaluated for impairment	882,794	1,690,285	$69,783	867,094	$1,545	3,511,501
Loans Acquired with Deteriorated Credit Quality	7,548	69,599		1,694		78,841
Loans	$900,582	$1,788,891	$69,783	$871,608	$1,545	$3,632,409

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2014	December 31, 2013
Commercial and industrial loans	$7,400	$9,283
Agriculture production financing and other loans to farmers	26	30
Real estate Loans:
Construction	2,914	4,978
Commercial and farmland	25,003	28,095
Residential	13,343	12,068
Home Equity	2,433	1,667
Individuals' loans for household and other personal expenditures	170	117
Other Loans		164
Total	$51,289	$56,402

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310-30, as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$29,755	$11,978
Agriculture production financing and other loans to farmers	29	26
Real estate Loans:
Construction	15,119	10,235
Commercial and farmland	109,955	77,211
Residential	6,317	3,915
Home equity	3,389	196
Other loans	35
Total	$164,599	$103,561
Impaired loans with related allowance:
Commercial and industrial loans	$5,107	$3,573	$942
Real estate Loans:
Commercial and farmland	6,741	5,077	766
Total	$11,848	$8,650	$1,708
Total Impaired Loans	$176,447	$112,211	$1,708

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$35,066	$16,371
Agricultural production finance & other loans to farmers	32	30
Real estate Loans:
Construction	16,109	10,625
Commercial and farmland	128,073	83,033
Residential	6,746	3,910
Home equity	3,299	112
Other loans	454	172
Total	$189,779	$114,253
Impaired loans with related allowance:
Commercial and industrial loans	$1,390	$1,216	$683
Real estate Loans:
Commercial and farmland	4,657	4,215	894
Residential	74	71	6
Total	$6,121	$5,502	$1,583
Total Impaired Loans	$195,900	$119,755	$1,583

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$12,060	$84	$12,872	$185
Agriculture production financing and other loans to farmers	27		28
Real estate Loans:
Construction	10,331	114	10,412	227
Commercial and farmland	77,716	970	78,288	1,956
Residential	4,017	31	4,212	57
Home equity	198		199
Total	$104,349	$1,199	$106,011	$2,425
Impaired loans with related allowance:
Commercial and industrial loans	$3,575	$10	$3,590	$20
Real estate Loans:
Commercial and farmland	5,137	5	5,204	10
Total	$8,712	$15	$8,794	$30
Total Impaired Loans	$113,061	$1,214	$114,805	$2,455

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$5,864	$35	$6,138	$69
Agriculture production financing and other loans to farmers	33		33
Real estate Loans:
Construction	3,060	19	3,070	38
Commercial and farmland	32,932	382	33,192	760
Residential	6,067	18	6,372	37
Home equity	226		245
Other loans	31		32
Total	$48,213	$454	$49,082	$904
Impaired loans with related allowance:
Commercial and industrial loans	$5,669	$3	$6,138	$5
Real estate Loans:
Construction	599		599
Commercial and farmland	9,227		9,323
Residential	238		240
Other loans	$152		$156
Total	$15,885	$3	$16,456	$5
Total Impaired Loans	$64,098	$457	$65,538	$909

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

	June 30, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$794,840	$14,787	$47,917	$300				$857,844
Agriculture production financing and other loans to farmers	85,965	1,780	14,525					102,270
Real estate Loans:
Construction	141,902	1,060	10,893			$11,368	$165	165,388
Commercial and farmland	1,488,792	45,513	86,896				235	1,621,436
Residential	144,005	2,377	8,153			462,455	12,172	629,162
Home equity	6,240	292	794			252,130	2,355	261,811
Individuals' loans for household and other personal expenditures						61,358	175	61,533
Lease financing receivables, net of unearned income	1,115		116					1,231
Other loans	22,047		11					22,058
Loans	$2,684,906	$65,809	$169,305	$300		$787,311	$15,102	$3,722,733

	December 31, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$708,835	$11,332	$41,013	$525				$761,705
Agriculture production financing and other loans to farmers	114,318		30					114,348
Real estate Loans:
Construction	162,976	1,132	12,029				$945	177,082
Commercial and farmland	1,473,714	57,676	80,184				235	1,611,809
Residential	143,657	2,232	11,494	136		$448,494	10,372	616,385
Home equity	6,194	35	1,184			246,101	1,709	255,223
Individuals' loans for household and other personal expenditures						69,666	117	69,783
Lease financing receivables, net of unearned income	1,420		125					1,545
Other loans	24,334		195					24,529
Loans	$2,635,448	$72,407	$146,254	$661		$764,261	$13,378	$3,632,409

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of June 30, 2014, and December 31, 2013:

	June 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$842,996	$5,403	$2,045		$7,400	$14,848	$857,844
Agriculture production financing and other loans to farmers	101,864	380			26	406	102,270
Real estate Loans:
Construction	161,867	473		$134	2,914	3,521	165,388
Commercial and farmland	1,589,583	3,968	2,792	90	25,003	31,853	1,621,436
Residential	610,191	3,392	1,449	787	13,343	18,971	629,162
Home equity	257,791	733	736	118	2,433	4,020	261,811
Individuals' loans for household and other personal expenditures	60,880	423	54	6	170	653	61,533
Lease financing receivables, net of unearned income	1,231						1,231
Other loans	22,058						22,058
Loans	$3,648,461	$14,772	$7,076	$1,135	$51,289	$74,272	$3,722,733

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$749,020	$2,628	$774		$9,283	$12,685	$761,705
Agriculture production financing and other loans to farmers	114,305	13			30	43	114,348
Real estate Loans:
Construction	171,046	1,058			4,978	6,036	177,082
Commercial and farmland	1,573,403	3,807	5,801	$703	28,095	38,406	1,611,809
Residential	595,192	7,156	1,475	494	12,068	21,193	616,385
Home equity	251,188	1,652	563	153	1,667	4,035	255,223
Individuals' loans for household and other personal expenditures	69,061	550	55		117	722	69,783
Lease financing receivables, net of unearned income	1,545						1,545
Other loans	24,365				164	164	24,529
Loans	$3,549,125	$16,864	$8,668	$1,350	$56,402	$83,284	$3,632,409

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

The following tables summarize troubled debt restructurings that occurred during the periods indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate Loans:
Commercial and farmland	$259	$259	1	$259	$259	1
Residential	242	242	3	372	376	6
Individuals' loans for household and other personal expenditures	11	11	1	26	26	2
Total	$512	$512	5	$657	$661	9

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$36	$36	1	$133	$133	4
Real estate Loans:
Commercial and farmland	4,474	3,550	2	4,985	3,981	4
Residential	432	420	5	467	457	6
Individuals' loans for household and other personal expenditures	44	45	2	44	45	2
Total	$4,986	$4,051	10	$5,629	$4,616	16

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended June 30, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Commercial and farmland	$272			$272
Residential	95		$122	217
Home Equity		$23		23
Individuals' loans for household and other personal expenditures			11	11
Total	$367	$23	$133	$523

	Six Months Ended June 30, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Commercial and farmland	$272			$272
Residential	95	$60	$122	277
Home Equity		94		94
Individuals' loans for household and other personal expenditures			25	25
Total	$367	$154	$147	$668

	Three Months Ended June 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$36			$36
Real estate Loans:
Commercial and farmland			$3,549	3,549
Residential		$100	319	419
Individuals loans for household and other personal expenditures			45	45
Total	$36	$100	$3,913	$4,049

	Six Months Ended June 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$60		$66	$126
Real estate Loans:
Commercial and farmland			3,935	3,935
Residential		$100	355	455
Individuals' loans for household and other personal expenditures			45	45
Total	$60	$100	$4,401	$4,561

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans secured by residential real estate made up 57 percent of the post-modification balance of troubled debt restructured loans made in the six months ended June 30, 2014.

There were no troubled debt restructures that occurred during the twelve months ended June 30, 2014 that subsequently defaulted during the period indicated and remained in default at period end. The following table summarizes the troubled debt restructures that occurred during the twelve months ended June 30, 2013, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

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

Loans acquired in the transactions described above are included in NOTE 4.  LOANS AND ALLOWANCE included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As discussed in NOTE 4.  LOANS AND ALLOWANCE included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium.   Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted under ASC 310-30, Loans Acquired with Deteriorated Credit Quality.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable portion of the fair value discount or premium.  The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table includes the outstanding balance and carrying amount of loans acquired during the years ended December 31, 2012 and 2013, which are included in the balance sheet amounts of loans receivable at June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	CFS	SCB	Total	CFS	SCB	Total
Commercial and industrial loans	$78,574	$7,637	$86,211	$81,303	$8,184	$89,487
Agricultural production financing and other loans to farmers		793	793		1,161	1,161
Real estate loans:
Construction	14,830		14,830	17,962		17,962
Commercial and farmland	285,428	19,819	305,247	311,631	23,418	335,049
Residential	157,355	7,955	165,310	166,754	9,359	176,113
Home Equity	43,745	16,795	60,540	49,042	18,236	67,278
Individuals' loans for household and other personal expenditures	1,526	173	1,699	2,360	269	2,629
Other Loans	88		88	132	407	539
Total	$581,546	$53,172	$634,718	$629,184	$61,034	$690,218

Carrying Amount	$549,167	$44,829	$593,996	$585,913	$50,269	$636,182
Allowance	365	17	382		229	229
Carrying Amount Net of Allowance	$548,802	$44,812	$593,614	$585,913	$50,040	$635,953

The balance of the allowance for loan losses and the corresponding provision expense for loans acquired and accounted for under ASC 310-30 was $382,000 and $229,000 at June 30, 2014 and December 31, 2013, respectively.

As customer cash flow expectations have improved, nonaccretable yield was reclassified to accretable yield.  The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the table below.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	CFS	SCB	Total	SCB
Beginning balance	$12,411	$5,415	$17,826	$4,371
Additions
Accretion	(1,731)	(442)	(2,173)	(412)
Reclassification from nonaccretable	1,543	136	1,679
Disposals	(138)	(40)	(178)
Ending balance	$12,085	$5,069	$17,154	$3,959

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	CFS	SCB	Total	SCB
Beginning balance	$13,435	$5,864	$19,299	$5,142
Additions
Accretion	(2,886)	(1,056)	(3,942)	(1,183)
Reclassification from nonaccretable	1,781	389	2,170
Disposals	(245)	(128)	(373)
Ending balance	$12,085	$5,069	$17,154	$3,959

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of June 30, 2014, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.   As of June 30, 2013, the Corporation had two interest rate swaps with a notional amount of $26.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, and 2013, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,403,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2014, the notional amount of customer-facing swaps was approximately $144,281,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2014, and December 31, 2013.

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$202	Other Assets	$1,162	Other Liabilities	$1,954	Other Liabilities	$1,021
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,763	Other Assets	$2,847	Other Liabilities	$2,860	Other Liabilities	$2,932

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for three and six months ended June 30, 2014, and 2013.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest rate contracts	Other income	$(31)	$(12)

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest rate contracts	Other income	$200	$266

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months ended		Six Months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Rate Products	$(1,292)	$1,501	$(2,558)	$1,798

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months ended		Six Months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Expense	$(351)	$(192)	$(695)	(380)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of June 30, 2014, the termination value of derivatives in a net liability position related to these agreements was $4,871,000. As of June 30, 2014, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4,451,000. If the Corporation had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014, and December 31, 2013.

		Fair Value Measurements Using:
June 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$16,013		$16,013
U.S. Government-sponsored agency securities	3,277		3,277
State and municipal	246,707		239,972	$6,735
U.S. Government-sponsored mortgage-backed securities	346,687		346,687
Corporate obligations	794			794
Equity securities	1,706		1,702	4
Interest rate swap asset	2,763		2,763
Interest rate cap	202		202
Interest rate swap liability	4,814		4,814

		Fair Value Measurements Using:
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$15,973		$15,973
U.S. Government-sponsored agency securities	3,545		3,545
State and municipal	230,987		223,752	$7,235
U.S. Government-sponsored mortgage-backed securities	281,252		281,252
Corporate obligations	2,738			2,738
Equity securities	1,706		1,702	4
Interest rate swap asset	3,619		3,619
Interest rate cap	390		390
Interest rate swap liability	3,953		3,953

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of June 30, 2014.

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

Corporate Obligations

Corporate obligations are primarily comprised of pooled trust preferred securities and are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at June 30, 2014, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the June 30, 2014 quarterly evaluation process, the conclusion was no OTTI for the three months ending June 30, 2014, or for the three months ended June 30, 2013.

In the second quarter of 2014, the Corporation sold four of its six trust preferred securities with an amortized cost of $4.8 million, which resulted in a net gain of $641,000. The Corporation has two remaining trust preferred securities. Such investments have an amortized cost of $1.5 million and a fair value of $764,000.

Interest Rate Derivative Agreements

See information regarding the Corporation's interest rate derivative products in NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three and six months ended June 30, 2014, and 2013.

	Available for Sale Securities
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Balance at beginning of the period	$11,494	$17,678	$9,977	$18,328
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	835	140	2,893	(35)
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	(4,796)	97	(5,337)	(378)
Ending balance	$7,533	$17,915	$7,533	$17,915

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2014 or December 31, 2013.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014, and December 31, 2013.

		Fair Value Measurements Using
June 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$12,049			$12,049
Other real estate owned	$5,047			$5,047

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$12,117			$12,117
Other real estate owned	$6,877			$6,877

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2014.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,735	Discounted cash flow	Maturity/Call date	1 month to 18 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 6%

Corporate obligations/Equity securities	$798	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$12,049	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (1%)

Other real estate owned	$5,047	Appraisals	Discount to reflect current market conditions	0% - 20% (5%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014, and December 31, 2013.

		June 30, 2014
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$115,891	$115,891
Interest-bearing time deposits	27,856	27,856
Investment securities available for sale	615,184		$607,651	$7,533
Investment securities held to maturity	598,903		577,251	34,911
Mortgage loans held for sale	7,370		7,370
Loans	3,654,366			3,622,231
Federal Reserve Bank and Federal Home Loan Bank stock	43,127		43,127
Interest rate swap and cap asset	2,965		2,965
Interest receivable	18,341		18,341
Liabilities:
Deposits	$4,329,610	$3,292,460	$1,019,785
Borrowings:
Federal funds purchased	100,000		100,000
Securities sold under repurchase agreements	133,137		133,150
Federal Home Loan Bank advances	220,765		221,342
Subordinated debentures and term loans	126,874		84,090
Interest rate swap liability	4,814		4,814
Interest payable	2,489		2,489

		December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$109,434	$109,434
Interest-bearing time deposits	55,069	55,069
Investment securities available for sale	536,201		$526,224	$9,977
Investment securities held to maturity	559,378		525,998	34,849
Mortgage loans held for sale	5,331		5,331
Loans	3,564,539			3,506,615
Federal Reserve Bank and Federal Home Loan Bank stock	38,990		38,990
Interest rate swap and cap asset	4,009		4,009
Interest receivable	18,672		18,672
Liabilities:
Deposits	$4,231,468	$3,082,117	$934,937
Borrowings:
Federal funds purchased	125,645		125,645
Securities sold under repurchase agreements	148,672		148,852
Federal Home Loan Bank advances	122,140		122,962
Subordinated debentures and term loans	126,807		82,607
Interest rate swap liability	3,953		3,953
Interest payable	1,771		1,771

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

NOTE 8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2014 and 2013:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	11,055	1,702	(1,663)		11,094
Amounts reclassified from accumulated other comprehensive income	(926)		452		(474)
Period change	10,129	1,702	(1,211)	—	10,620
Balance at June 30, 2014	$11,695	$(145)	$(1,712)	$(5,628)	$4,210

Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(11,773)	281	1,169		(10,323)
Amounts reclassified from accumulated other comprehensive income	(317)		247	713	643
Period change	(12,090)	281	1,416	713	(9,680)
Balance at June 30, 2013	$5,814	$(2,991)	$(1,236)	$(16,766)	$(15,179)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$844	$239	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(295)	(84)	Income tax expense
	$549	$155

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(351)	$(192)	Interest expense - subordinated debentures and term loans
Related income tax benefit	123	67	Income tax expense
	$(228)	$(125)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs		$(112)	Other expenses - salaries and employee benefits
Related income tax benefit		39	Income tax expense
	$—	$(73)

Total reclassifications for the period, net of tax	$321	$(43)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,425	$487	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(499)	(170)	Income tax expense
	$926	$317

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(695)	$(380)	Interest expense - subordinated debentures and term loans
Related income tax benefit	243	133	Income tax expense
	$(452)	$(247)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs		$(1,097)	Other expenses - salaries and employee benefits
Related income tax benefit		384	Income tax expense
	$—	$(713)

Total reclassifications for the period, net of tax	$474	$(643)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation continue to vest after retirement. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2014, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2014 was $554,000 and $1,059,000 compared to $436,000 and $810,000 for the three and six months ended June 30, 2013. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5.5 percent for the six months ended June 30, 2014, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock and ESPP Options
Pre-tax compensation expense	$30	$50	$74	$88
Income tax expense (benefit)	(2)	20	(5)	18
Stock and ESPP option expense, net of income taxes	$28	$70	$69	$106
Restricted Stock Awards
Pre-tax compensation expense	$524	$386	$985	$722
Income tax benefit	(183)	(135)	(344)	(252)
Restricted stock awards expense, net of income taxes	$341	$251	$641	$470
Total Share-Based Compensation
Pre-tax compensation expense	$554	$436	$1,059	$810
Income tax benefit	(185)	(115)	(349)	(234)
Total share-based compensation expense, net of income taxes	$369	$321	$710	$576

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As of June 30, 2014, unrecognized compensation expense related to stock options and RSAs totaling $15,000 and $3,476,000, respectively, is expected to be recognized over weighted-average periods of 0.64 and 1.56 years, respectively.

Stock option activity under the Corporation's stock option plans as of June 30, 2014 and changes during the six months ended June 30, 2014, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	958,786	$21.32
Granted
Exercised	(38,650)	$11.64
Canceled	(68,707)	$22.55
Outstanding June 30, 2014	851,429	$21.65	3.46	2,149,732
Vested and Expected to Vest at June 30, 2014	851,429	$21.65	2.95	2,149,732
Exercisable at June 30, 2014	842,429	$21.72	3.39	2,097,352

There were no options granted during the six months ended June 30, 2014. The weighted-average grant date fair value was $5.32 for stock options granted during the six months ended June 30, 2013.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2014.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $388,000 and $52,000, respectively. Cash receipts of stock options exercised during this same period were $450,000 and $44,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2014	429,002	$12.51
Granted	89,946	$20.47
Vested	(3,856)	$16.68
Forfeited	(117,185)	$9.30
Unvested RSAs at June 30, 2014	397,907	$15.24

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2014 quarterly offering period of approximately $24,000. The ESPP options vested during the three months ending June 30, 2014, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income Tax Expense :
Currently Payable:
Federal	$1,947	$1,646	$428	$740
State	135		245
Deferred:
Federal	3,560	2,509	9,338	8,083
State
Total Income Tax Expense	$5,642	$4,155	$10,011	$8,823
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$7,281	$5,239	$13,577	$11,026
Tax-exempt interest income	(1,270)	(921)	(2,495)	(1,818)
Stock compensation	8	15	21	26
Earnings on life insurance	(228)	(214)	(490)	(459)
Tax credits	(297)	(18)	(595)	(36)
Other	148	54	(7)	84
Actual Tax Expense	$5,642	$4,155	$10,011	$8,823

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$15,160			$10,815
Less: Preferred Stock dividends and discount accretion				(852)
Net income available to common stockholders	15,160	36,026,763	$0.42	9,963	28,783,407	$0.35
Effect of dilutive stock options and warrants		267,386			240,106
Diluted net income per share:
Net income available to common stockholders	$15,160	36,294,149	$0.41	$9,963	29,023,513	$0.34

	Six Months Ended June 30,
	2014			2013
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$28,780			$22,680
Less: Preferred Stock dividends and discount accretion				(1,709)
Net income available to common stockholders	28,780	35,991,794	$0.80	20,971	28,750,197	$0.73
Effect of dilutive stock options and warrants		285,754			246,577
Diluted net income per share:
Net income available to common stockholders	$28,780	36,277,548	$0.79	$20,971	28,996,774	$0.72

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock options to purchase 584,194 and 695,868 shares for the three months ended June 30, 2014, and 2013, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Stock options to purchase 619,890 and 693,930 shares for the six months ended June 30, 2014 and 2013, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 12

IMPACT OF ACCOUNTING CHANGES

FASB ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period - a consensus of the FASB Emerging Issues Task Force. The amendments in this update clarify that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In addition, entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures . The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early application is prohibited. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in ASU 2014-09 are effective for fiscal years beginning after December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. Early adoption is prohibited. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

FASB ASU 2014-08,Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the definition of a discontinued operation in ASC 205-20 and requires additional disclosures for transactions that meet the definition of a discontinued operation and certain other significant transactions that do not meet the discontinued operations criteria. The amendments in ASU 2014-08 are effective prospectively for all disposals, except disposals classified as held for sale before the adoption date or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 amends the guidance in ASC 310-40 by clarifying when an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Additionally, the amendments require interim and annual disclosure of both 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for annual periods, and interim period within those annual periods, beginning after December 15, 2014. The amendments can either be adopted using a modified retrospective or a prospective transition method. The adoption of this accounting guidance is not expected to have a material effect on the Corporation's financial position or results of operations.

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

NOTE 14

SUBSEQUENT EVENTS

On July 21, 2014, First Merchants and Community Bancshares entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, Community Bancshares will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger,”) whereupon the separate corporate existence of Community Bancshares will cease and First Merchants will survive.  Immediately following the Merger, Community Bank, an Indiana state bank and wholly-owned subsidiary of Community Bancshares, will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association continuing as the surviving bank.  As a result of this merger, First Merchants ($5.6 billion) and Community Bancshares ($272 million) will have combined assets of over $5.9 billion.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

•	adverse developments in our loan and investment portfolios;

•	competitive factors in the banking industry, such as the trend towards consolidation in our market;

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate bank;

•	acquisitions of other businesses by us and integration of such acquired businesses;

•	changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

We believe there have been no significant changes during the six months ended June 30, 2014, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, National Association.  The Bank includes ninety-seven banking locations in twenty-six Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $15.2 million, or $0.41 per fully diluted common share for the three months ended June 30, 2014, an increase of $5.2 million, compared to net income available to common stockholders of $10.0 million, or $0.34 per fully diluted common share for the three months ended June 30, 2013. Net income available to common stockholders for the six months ended June 30, 2014 was $28.8 million, or $0.79 per fully diluted common share, compared to net income available to common stockholders of $21.0 million, or $0.72 per fully diluted common share for the same period in 2013.

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 full-service banking centers serving the northwestern Indiana and northeastern Illinois areas. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

As of June 30, 2014, total assets equaled $5.6 billion, an increase of $177.9 million from December 31, 2013.  Investment securities increased $118.5 million and total loans of $3.7 billion increased $92.3 million from December 31, 2013. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $68.4 million as of June 30, 2014.  The allowance provides 133.3 percent coverage of all non-accrual loans and 1.83 percent of total loans.  The Corporation had no provision expense for the three and six months ended June 30, 2014, compared to $2.0 million and $4.1 million, respectively, for the same periods of 2013.  Net charge-offs totaled $1.2 million and $(497,000) for the three and six months ended June 30, 2014, down from $2.3 million and $5.3 million for the same periods of 2013.   Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Total deposits of $4.3 billion increased from December 31, 2013 by $98.1 million. The largest increase was in brokered deposits, which increased $164.2 million. This increase was offset by a decrease in maturity deposits of $81.8 million compared to December 31, 2013.

Total borrowings increased $57.5 million from December 31, 2013 as Federal Home Loan Bank advances increased $98.6 million. This increase was offset by decreases in Federal Funds purchased and securities sold under repurchase agreements, which decreased $25.6 million and $15.5 million, respectively.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin increased 1 basis points from 3.88 percent in the second quarter of 2013 to 3.89 percent in the second quarter of 2014, while earning assets increased by $1.0 billion. During the six months ended June 30, 2014, asset yields decreased 13 basis points FTE while interest costs remained the same at 43 basis points, resulting in a 13 basis points FTE decrease in net interest income as compared to the same period in 2013.

The increase in net interest income and average earning assets during the six months ended June 30, 2014 compared with the same period in 2013 was driven primarily as a result of the Corporation acquiring 100 percent of CFS Bancorp, Inc. in November 2013. Due to this transaction, the Bank acquired all the assets, deposits and liabilities of CFS. Additional details can be found in NOTE 2. BUSINESS COMBINATION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three and six months ended June 30, 2014, and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Annualized net interest income	$184,478	$146,602	$184,023	$152,216
Annualized FTE adjustment	$7,814	$5,660	$7,675	$5,599
Annualized net interest income on a fully taxable equivalent basis	$192,292	$152,262	$191,698	$157,815
Average earning assets	$4,944,516	$3,922,303	$4,875,474	$3,883,239
Interest income (FTE) as a percent of average earning assets	4.33%	4.29%	4.36%	4.49%
Interest expense as a percent of average earning assets	0.44%	0.41%	0.43%	0.43%
Net interest income (FTE) as a percent of average earning assets	3.89%	3.88%	3.93%	4.06%

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

NON-INTEREST INCOME

Non-interest income increased $1.9 million or 13.3 percent in the second quarter of 2014, compared to the second quarter of 2013.  In November 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc., which was the primary reason for an increase in non-interest income during the period when compared with the same period in 2013. Additional details can be found in NOTE 2. BUSINESS COMBINATION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

The largest increases realized during the second quarter of 2014 when compared to the same quarter of 2013 were service charge income and other customer fees (primarily electronic card interchange fees and investment brokerage fees) totaling $1.2 million each. The increases were primarily due to the increased customer base as a result of the CFS acquisition. Additionally, the sale of investment securities resulted in net gains of $844,000, a $605,000 increase from the same period in 2013.

Offsetting these increases, was a $1.3 million decrease in net gains recognized on the sale of mortgage loans during the second quarter of 2014 when compared to the same quarter of 2013.

During the first six months of 2014, non-interest income increased $3.2 million or 11.4 percent over the same period in 2013. The largest increases realized during the first six months of 2014 when compared to the same period of 2013 were service charge income and other customer fees (primarily electronic card interchange fees and investment brokerage fees) totaling $2.0 million and $2.2 million, respectively. Again, the increases were primarily due to the increased customer base as a result of the CFS acquisition. Additionally, the sale of investment securities resulted in net gains of $1.4 million, a $938,000 increase from the same period in 2013.

Offsetting these increases, was a $3.0 million decrease in net gains recognized on the sale of mortgage loans during the first six months of 2014 when compared to the same quarter of 2013.

NON-INTEREST EXPENSE

Non-interest expense increased $7.5 million or 22.3 percent in the second quarter of 2014, compared to the second quarter of 2013.  Salaries and employee benefits increased $2.9 million or 14.1 percent over the same quarter last year.  This was primarily driven by the addition of personnel from the acquisition of CFS. The Corporation also experienced an increase of $937,000 in net occupancy expenses as 20 locations were added to our banking center network as a result of the CFS acquisition. Additionally, other real estate owned increased by $1.1 million over the same quarter last year primarily due to a single commercial property write-down.

During the first six months of 2014, non-interest expense increased $15.9 million or 23.2 percent when compared to the first six months of 2013.
Salaries and employee benefits increased $7.4 million or 17.9 percent over the same period last year.  This was primarily driven by the addition of personnel from the acquisition of CFS. Additionally, the Corporation incurred $1.0 million of expense related to health/wellness incentives and seeding of employee health savings accounts. The Corporation also experienced an increase of $2.3 million in net occupancy expenses as 20 locations were added to our banking center network as a result of the CFS acquisition. Additionally, an unusually high amount of snow removal costs throughout the entire corporate footprint accounted for $726,000 of premises expense. The Corporation also experienced an increase of $1.0 million in other real estate owned from the first six months of 2014 compared to the first six months of 2013.

The Corporation had one-time expenses related to the CFS acquisition and the integration of CFS' core system of $1.6 million for the six months ended June 30, 2014. Equipment expenses increased $1.3 million, of which $491,000 of this increase was due to running CFS' core system prior to integration.

INCOME TAXES

Income tax expense for the second quarter of 2014 was $5,642,000 on pre-tax net income of $20,802,000.  For the same period in 2013, income tax expense was $4,155,000 on pre-tax net income of $14,970,000.

Income tax expense for the six months ended June 30, 2014 was $10,011,000 on pre-tax net income of $38,791,000.  For the same period in 2013, income tax expense was $8,823,000 on pre-tax net income of $31,503,000.

Taxes, both current and deferred, decreased in the first six months of 2014 by $11,992,000. The decline in the net asset was primarily due to a combination of increases in deferred tax liabilities and decreases in deferred tax assets. The deferred tax liabilities associated with unrealized gains on available for sale securities and pensions increased by $6,371,000 and $2,578,000, respectively. Additionally, the deferred tax assets associated with the accounting for loans and other real estate owned decreased by $2,215,000 and $2,130,000, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 8.74 percent at June 30, 2014, and 8.34 percent at December 31, 2013.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At June 30, 2014, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

As of June 30, 2014, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30, 2014		December 31, 2013
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$636,084	15.11%	$599,966	14.54%
Tier 1 capital (to risk-weighted assets)	518,275	12.31%	483,186	11.71%
Tier 1 capital (to average assets)	518,275	9.75%	483,186	10.20%
First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$613,265	14.63%	$599,272	14.56%
Tier 1 capital (to risk-weighted assets)	560,654	13.37%	547,655	13.30%
Tier 1 capital (to average assets)	560,654	10.57%	547,655	11.58%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2014	2013	2014	2013
Average goodwill	$188,947	$141,374	$188,967	$141,374
Average core deposit intangible (CDI)	12,917	7,580	13,226	7,772
Average deferred tax on CDI	(4,825)	(2,263)	(4,860)	(2,253)
Intangible adjustment	$197,039	$146,691	$197,333	$146,893
Average stockholders' equity (GAAP capital)	$662,643	$542,921	$653,820	$538,384
Average cumulative preferred stock	(125)	(125)	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program		(68,087)		(68,338)
Intangible adjustment	(197,039)	(146,691)	(197,333)	(146,893)
Average tangible capital	$465,479	$328,018	$456,362	$323,028
Average assets	$5,520,483	$4,329,579	$5,460,419	$4,289,490
Intangible adjustment	(197,039)	(146,691)	(197,333)	(146,893)
Average tangible assets	$5,323,444	$4,182,888	$5,263,086	$4,142,597
Net income available to common stockholders	$15,160	$9,963	$28,780	$20,971
CDI amortization, net of tax	336	205	673	413
Tangible net income available to common stockholders	$15,496	$10,168	$29,453	$21,384
Per Share Data:
Diluted net income available to common stockholders	$0.42	$0.34	$0.79	$0.72
Diluted tangible net income available to common stockholders	$0.43	$0.35	$0.81	$0.74
Ratios:
Return on average GAAP capital (ROE)	9.15%	7.34%	8.80%	7.79%
Return on average tangible capital	13.32%	12.40%	12.91%	13.24%
Return on average assets (ROA)	1.10%	0.92%	1.05%	0.98%
Return on average tangible assets	1.16%	0.97%	1.12%	1.03%

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

Non-accrual loans decreased by $5,113,000 during the six months ended June 30, 2014, from $56,402,000 at December 31, 2013 to the June 30, 2014, balance of $51,289,000. In addition, other real estate owned declined $3,625,000 during the same period.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days at June 30, 2014 decreased $215,000 to $1,135,000 from the December 31, 2013 balance of $1,350,000.

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2014, commercial impaired loans totaled $112,211,000 a decrease of $7,544,000 from the balance of $119,755,000 at December 31, 2013. At June 30, 2014, an allowance for losses was not deemed necessary for commercial impaired loans totaling $103,561,000 as there was no identified loss on these credits. An allowance of $1,708,000 was recorded for the remaining balance of these impaired loans totaling $8,650,000 and is included in the corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Non-Performing Assets:
Non-accrual loans	$51,289	$56,402
Renegotiated loans	1,359	3,048
Non-performing loans (NPL)	52,648	59,450
Other real estate owned	18,621	22,246
Non-performing assets (NPA)	71,269	81,696
90+ days delinquent and still accruing	1,135	1,350
Non-performing assets plus 90+ days delinquent	$72,404	$83,046
Impaired Loans	$112,211	$119,755

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$7,433	$9,317
Agricultural production financing and other loans to farmers	26	30
Real estate loans:
Construction	8,921	12,730
Commercial and farmland	36,346	43,229
Residential	16,775	15,340
Home Equity	2,700	1,977
Individuals' loans for household and other personal expenditures	203	259
Other loans		164
Non-performing assets plus 90+ days delinquent	$72,404	$83,046

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

At June 30, 2014, the allowance for loan losses was $68,367,000, an increase of $497,000 from December 31, 2013. As a percent of loans, the allowance was 1.83 percent at June 30, 2014, 1.92 at March 31, 2014, 1.87 percent at December 31, 2013, and 2.26 percent at September 30, 2013. The provision for loan losses for the six months ended June 30, 2014 was $0, a decrease of $4,099,000 for the same period in 2013. Specific reserves on impaired loans increased $125,000 from $1,583,000 at December 31, 2013, to $1,708,000 at June 30, 2014.

Net charge offs for the three months ended June 30, 2014, were $1,216,000, a decrease of $1,116,000 from the same period in 2013.  Of this amount, one charge off, totaling 41.7 percent of net charge offs, were greater than $500,000. The distribution of the net charge offs for the three months ended June 30, 2014 and June 30, 2013 is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Net Charge Offs (Recoveries):
Commercial and industrial loans	$262	$755	$(1,053)	$1,685
Agricultural production financing and other loans to farmers	(1)	(4)	(17)	(22)
Real estate loans:
Construction	(12)	115	(374)	(143)
Commercial and farmland	340	585	189	1,813
Residential	363		459	746
Home Equity	239	863	214	1,201
Individuals' loans for household and other personal expenditures	27	29	120	6
Lease financing receivables, net of unearned income	2	15	(18)	15
Other Loans	(4)	(26)	(17)	(38)
Total Net Charge Offs	$1,216	$2,332	$(497)	$5,263

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $615,184,000 at June 30, 2014, an increase of $78,983,000, or 14.7 percent, from December 31, 2013.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $3,366,000 at June 30, 2014.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At June 30, 2014, total borrowings from the FHLB were $220,765,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2014, was $147,273,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of June 30, 2014, the Corporation was in compliance with these covenants. The net proceeds of the placement were used to pay off the Corporation's $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

Additionally, on April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of June 30, 2014, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The maturity date for the line of credit is April 10, 2015. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of June 30, 2014, the Corporation was in compliance with these covenants.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at June 30, 2014, are as follows:

(Dollars in Thousands)	June 30, 2014
Amounts of commitments:
Loan commitments to extend credit	$1,545,659
Standby and commercial letters of credit	40,318
$1,585,977

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at June 30, 2014, are as follows:

(Dollars in Thousands)	Remaining 2014	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$1,415	$2,626	$2,146	$1,460	$791	$481	$2,710	$11,629
Federal funds purchased	100,000							100,000
Securities sold under repurchase agreements	133,137							133,137
Federal Home Loan Bank advances	125,081	30,871	28,833	2,624	13,252	3	20,101	220,765
Subordinated debentures and term loans	172						126,702	126,874
Total	$359,805	$33,497	$30,979	$4,084	$14,043	$484	$149,513	$592,405

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  June 30, 2014, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2014
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(3)
Three-year CMT	200	(60)
Five-year CMT	200	(100)
CD's	200	(22)
FHLB advances	200	(34)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2014. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2014
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$180,589	$189,407	$175,144
Variance from base		$8,818	$(5,445)
Percent of change from base		4.88%	(3.02)%

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

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2014, and December 31, 2013. Earning assets increased by $187,795,000 in the six months ended June 30, 2014.  Interest-bearing time deposits decreased $27,213,000, while investments increased by approximately $118,508,000. Loans and loans held for sale increased by $92,363,000. Two loan classes experiencing the largest increases from December 31, 2013, were commercial and industrial loans and residential real estate. These increases were offset primarily by decreases in three loan classes, which were agriculture production financing, real estate construction, and individuals' loans for household and other personal expenditures.

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Interest-bearing time deposits	$27,856	$55,069
Investment securities available for sale	615,184	536,201
Investment securities held to maturity	598,903	559,378
Mortgage loans held for sale	7,370	5,331
Loans	3,722,733	3,632,409
Federal Reserve and Federal Home Loan Bank stock	43,127	38,990
Total	$5,015,173	$4,827,378

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during three months ended June 30, 2014, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2014
May, 2014
June, 2014	369	$20.54

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and Community Bancshares, Inc. dated as of July 21, 2014 (Incorporated by reference to registrant's Form 8-K filed on July 22, 2014)

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

10.1	First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014)
10.2
Voting Agreement dated July 21, 2014, by and among First Merchants Corporation and certain shareholders of Community Bancshares, Inc. (Incorporated by reference to registrant's Form 8-K filed on July 22, 2014)

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

First Merchants Corporation
(Registrant)

Date: August 8, 2014	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and Community Bancshares, Inc. dated as of July 21, 2014 (Incorporated by reference to registrant's Form 8-K filed on July 22, 2014)

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

10.1	First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014)
10.2
Voting Agreement dated July 21, 2014, by and among First Merchants Corporation and certain shareholders of Community Bancshares, Inc. (Incorporated by reference to registrant's Form 8-K filed on July 22, 2014)

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