Form 10-K/A
period 2013-12-31
FIRST MERCHANTS CORP
filed 2014-09-22
CIK 712534

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

EXPLANATORY NOTE

First Merchants Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2013 for the sole purpose of satisfying the requirements of Rule 15d-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the First Merchants Corporation Employee Stock Purchase Plan (2009). This Amendment also serves to update the exhibit description and index in connection therewith.

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

10.12	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (1)
10.13	First Merchants Corporation 2009 Long-Term Equity Incentive Plan effective May 6, 2009 (Incorporated by reference to registrant's form 8-K filed on May 11, 2009) (1)

(a) 3.    Exhibits (continued):

Exhibit No:	Description of Exhibits:

10.14	First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.15	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.16	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (1)
10.17	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (1)
10.18	Voting Agreement dated May 13, 2013 by and among First Merchants Corporation and certain shareholders of CFS Bancorp, Inc. (Incorporated by reference to registrant’s Form 8-K filed May 13, 2013).
21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm’s report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2004) (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1) Management contract or compensatory plan
(2) Filed herewith.
(3) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of September, 2014.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 22nd day of September, 2014.

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
Mark K. Hardwick
As Attorney-in-Fact September 22, 2014

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