Form 10-Q
period 2014-09-30
FIRST MERCHANTS CORP
filed 2014-11-06
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ] (Do not check if smaller reporting company)  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of October 31, 2014, there were 36,074,444 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$74,237	$109,434
Interest-bearing time deposits	24,171	55,069
Investment securities available for sale	567,996	536,201
Investment securities held to maturity (fair value of $634,555 and $560,847)	621,818	559,378
Loans held for sale	6,423	5,331
Loans, net of allowance for loan losses of $65,596 and $67,870	3,706,871	3,564,539
Premises and equipment	74,105	74,454
Federal Reserve and Federal Home Loan Bank stock	43,127	38,990
Interest receivable	19,455	18,672
Core deposit intangibles	12,043	13,818
Goodwill	188,948	188,948
Cash surrender value of life insurance	165,423	164,571
Other real estate owned	14,540	22,246
Tax asset, deferred and receivable	41,131	56,614
Other assets	31,095	28,997
TOTAL ASSETS	$5,591,383	$5,437,262
LIABILITIES
Deposits:
Noninterest-bearing	$939,540	$930,772
Interest-bearing	3,370,583	3,300,696
Total Deposits	4,310,123	4,231,468
Borrowings:
Federal funds purchased	61,428	125,645
Securities sold under repurchase agreements	117,892	148,672
Federal Home Loan Bank advances	255,423	122,140
Subordinated debentures and term loans	126,874	126,807
Total Borrowings	561,617	523,264
Interest payable	3,819	1,771
Other liabilities	31,271	45,836
Total Liabilities	4,906,830	4,802,339
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 36,074,246 and 35,921,761 shares	4,509	4,490
Additional paid-in capital	395,582	393,783
Retained earnings	280,187	242,935
Accumulated other comprehensive income (loss)	4,150	(6,410)
Total Stockholders' Equity	684,553	634,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,591,383	$5,437,262

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans receivable:
Taxable	$43,981	$33,548	$128,329	$104,725
Tax exempt	61	85	180	315
Investment securities:
Taxable	5,046	3,876	14,902	11,071
Tax exempt	3,683	2,840	10,691	7,809
Deposits with financial institutions	18	18	76	99
Federal Reserve and Federal Home Loan Bank stock	501	369	1,648	1,108
Total Interest Income	53,290	40,736	155,826	125,127
INTEREST EXPENSE
Deposits	2,853	2,213	8,276	7,703
Federal funds purchased	102	72	174	84
Securities sold under repurchase agreements	74	192	457	594
Federal Home Loan Bank advances	734	506	2,092	1,427
Subordinated debentures and term loans	1,661	731	4,950	2,189
Total Interest Expense	5,424	3,714	15,949	11,997
NET INTEREST INCOME	47,866	37,022	139,877	113,130
Provision for loan losses	1,600	1,533	1,600	5,632
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	46,266	35,489	138,277	107,498
OTHER INCOME
Service charges on deposit accounts	4,119	3,120	11,768	8,761
Fiduciary activities	2,152	1,986	6,724	6,357
Other customer fees	3,991	2,899	11,773	8,495
Commission income	1,723	1,636	5,877	5,556
Earnings on cash surrender value of life insurance	1,524	611	2,925	1,921
Net gains and fees on sales of loans	1,458	1,673	3,340	6,508
Net realized gains on sales of available for sale securities	910		2,335	487
Other income	2,417	(125)	4,671	1,651
Total Other Income	18,294	11,800	49,413	39,736
OTHER EXPENSES
Salaries and employee benefits	24,173	20,616	72,904	61,943
Net occupancy	3,401	2,430	10,543	7,299
Equipment	2,187	1,852	7,022	5,368
Marketing	1,070	559	2,628	1,561
Outside data processing fees	1,853	1,515	5,723	4,386
Printing and office supplies	350	320	1,201	962
Core deposit amortization	592	383	1,776	1,153
FDIC assessments	920	677	2,843	2,095
Other real estate owned and credit-related expenses	2,618	1,648	6,988	4,993
Professional and other outside services	1,573	1,444	4,483	4,936
Other expenses	3,839	2,775	10,804	7,965
Total Other Expenses	42,576	34,219	126,915	102,661
INCOME BEFORE INCOME TAX	21,984	13,070	60,775	44,573
Income tax expense	5,862	2,667	15,873	11,490
NET INCOME	16,122	10,403	44,902	33,083
Preferred stock dividends		(430)		(2,139)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,122	$9,973	$44,902	$30,944
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.45	$0.35	$1.25	$1.08
Diluted Net Income Available to Common Stockholders	$0.45	$0.35	$1.24	$1.07
Cash Dividends Paid	$0.08	$0.05	$0.21	$0.13
Average Diluted Shares Outstanding (in thousands)	36,329	29,081	36,295	29,026

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$16,122	$10,403	$44,902	$33,083
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $152, $470, $6,105 and $6,810	283	(873)	11,338	(12,646)
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $103, $916 and $48	(1)	(192)	1,701	89
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $10, $86, $885 and $543	18	(162)	(1,645)	1,007
Amortization of items previously recorded in accumulated other comprehensive income, net of tax of $39 and $423		73		786
Reclassification adjustment for losses included in net income, net of tax of $194, $72, $450 and $35	(360)	135	(834)	65
	(60)	(1,019)	10,560	(10,699)
Comprehensive income	$16,062	$9,384	$55,462	$22,384

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2013	125	$125	35,921,761	$4,490	$393,783	$242,935	$(6,410)	$634,923
Comprehensive Income
Net Income						44,902		44,902
Other Comprehensive Income, net of tax							10,560	10,560
Cash Dividends on Common Stock ($.21 per Share)						(7,650)		(7,650)
Share-based Compensation			125,188	16	1,595			1,611
Stock Issued under Employee Benefit Plans			21,016	3	373			376
Stock Issued under Dividend Reinvestment and Stock Purchase Plan			18,139	2	378			380
Stock Options Exercised			38,650	5	505			510
Stock Redeemed			(50,508)	(7)	(1,052)			(1,059)
Balances, September 30, 2014	125	$125	36,074,246	$4,509	$395,582	$280,187	$4,150	$684,553

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2014	2013
Cash Flow From Operating Activities:
Net income	$44,902	$33,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	5,632
Depreciation and amortization	4,505	3,932
Change in deferred taxes	16,032	12,647
Share-based compensation	1,611	1,285
Tax benefit from stock options exercised	(60)
Loans originated for sale	(149,001)	(242,014)
Proceeds from sales of loans	147,909	259,002
Gains on sales of securities available for sale	(2,335)	(487)
Change in interest receivable	(783)	196
Change in interest payable	2,048	(686)
Other adjustments	(14,015)	(6,329)
Net cash provided by operating activities	$52,413	$66,261
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$30,898	$19,568
Purchases of:
Securities available for sale	(114,563)	(216,731)
Securities held to maturity	(114,821)	(9,026)
Proceeds from sales of securities available for sale	47,722	25,222
Proceeds from maturities of:
Securities available for sale	47,096	79,209
Securities held to maturity	51,029	59,642
Change in Federal Reserve and Federal Home Loan Bank stock	(4,137)	(5)
Net change in loans	(159,559)	(37,528)
Proceeds from the sale of other real estate owned	11,860	5,574
Other adjustments	7,367	(5,569)
Net cash used in investing activities	$(197,108)	$(79,644)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$(47,610)	$69,475
Certificates of deposit and other time deposits	126,265	(160,012)
Borrowings	386,643	215,923
Repayment of borrowings	(348,357)	(58,686)
Cash dividends on common stock	(7,650)	(3,795)
Cash dividends on preferred stock		(2,139)
Stock issued under employee benefit plans	376	389
Stock issued under dividend reinvestment and stock purchase plans	380	236
Stock options exercised	450	97
Tax benefit from stock options exercised	60
Stock redeemed	(1,059)	(484)
Cumulative preferred stock redeemed (SBLF)		(56,740)
Net cash provided by financing activities	$109,498	$4,264
Net Change in Cash and Cash Equivalents	(35,197)	(9,119)
Cash and Cash Equivalents, January 1	109,434	101,460
Cash and Cash Equivalents, September 30	$74,237	$92,341
Additional cash flow information:
Interest paid	$13,901	$12,683
Income tax paid	$4,409	$5,378
Loans transferred to other real estate owned	$3,807	$5,045
Fixed assets transferred to other real estate owned	$297	$461
Non-cash investing activities using trade date accounting	$6,502	$713

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2013, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year.

NOTE 2

BUSINESS COMBINATIONS

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

The Corporation had one-time expenses related to the CFS acquisition and the integration of their core system of $1.6 million for the nine months ended September 30, 2014. The majority of expense was in salary and employee benefits related to employees retained through integration of $521,000, equipment and processing expenses of $619,000 primarily related to running CFS' core system prior to integration and marketing expenses of $125,000 due to mailings to current CFS customers during the integration time frame.

Community Bancshares, Inc.

On July 21, 2014, First Merchants Corporation, an Indiana corporation ("First Merchants"), and Community Bancshares, Inc., an Indiana corporation (“Community Bancshares”), entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, Community Bancshares will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger”) whereupon the separate corporate existence of Community Bancshares will cease and First Merchants will survive.  Immediately following the Merger, Community Bank, an Indiana state bank and wholly-owned subsidiary of Community Bancshares, will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association continuing as the surviving bank.  As a result of this merger, First Merchants ($5.6 billion) and Community Bancshares ($259 million) will have combined assets of approximately $5.9 billion. The Corporation had $256,000 of one-time expenses related to the Community Bancshares acquisition for the nine months ended September 30, 2014. These expenses were primarily for legal and professional services. All regulatory and shareholder approvals required in connection with the Merger have been obtained. Consummation of the Merger is expected to occur on November 7, 2014.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2014
U.S. Treasury
U.S. Government-sponsored agency securities	$100	$9		$109
State and municipal	225,402	10,601	$206	235,797
U.S. Government-sponsored mortgage-backed securities	323,254	6,560	283	329,531
Corporate obligations	1,570		717	853
Equity securities	1,706			1,706
Total available for sale	552,032	17,170	1,206	567,996
Held to maturity at September 30, 2014
State and municipal	191,660	4,935	64	196,531
U.S. Government-sponsored mortgage-backed securities	430,158	8,847	981	438,024
Total held to maturity	621,818	13,782	1,045	634,555
Total Investment Securities	$1,173,850	$30,952	$2,251	$1,202,551

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of available for sale securities and held to maturity securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2014:
Due in one year or less	$5,184	$5,214	$5,167	$5,195
Due after one through five years	9,676	9,989	18,087	18,429
Due after five through ten years	47,127	49,113	83,138	85,034
Due after ten years	165,085	172,443	85,268	87,873
	$227,072	$236,759	$191,660	$196,531
U.S. Government-sponsored mortgage-backed securities	323,254	329,531	430,158	438,024
Equity securities	1,706	1,706
Total Investment Securities	$552,032	$567,996	$621,818	$634,555

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $461,303,000 at September 30, 2014, and $373,533,000 at December 31, 2013.

The book value of securities sold under agreements to repurchase amounted to $114,070,000 at September 30, 2014, and $126,900,000 at December 31, 2013.

Gross gains and losses on the sales and redemptions of available for sale securities, and other-than-temporary impairment (“OTTI”) losses recognized for the three and nine months ended September 30, 2014 and 2013 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales and Redemptions of Available for Sale Securities:
Gross gains	$909	$—	$2,335	$487
Gross losses
Other-than-temporary impairment losses

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014, and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at September 30, 2014
State and municipal	$3,239	$5	$13,678	$201	$16,917	$206
U.S. Government-sponsored mortgage-backed securities	18,096	100	5,615	183	23,711	283
Corporate obligations			821	717	821	717
Total Temporarily Impaired Available for Sale Securities	21,335	105	20,114	1,101	41,449	1,206
Temporarily Impaired Held to Maturity Securities at September 30, 2014
State and municipal	8,475	64			8,475	64
U.S. Government-sponsored mortgage-backed securities	58,004	687	18,639	294	76,643	981
Total Temporarily Impaired Held to Maturity Securities	66,479	751	18,639	294	85,118	1,045
Total Temporarily Impaired Investment Securities	$87,814	$856	$38,753	$1,395	$126,567	$2,251

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2013
U.S. Treasury	$4,875	$21			$4,875	$21
U.S. Government-sponsored agency securities	3,433	17			3,433	17
State and municipal	111,791	3,840	$583	$56	$112,374	$3,896
U.S. Government-sponsored mortgage-backed securities	117,866	1,701	2,683	272	120,549	1,973
Corporate obligations			2,711	3,636	2,711	3,636
Total Temporarily Impaired Available for Sale Securities	237,965	5,579	5,977	3,964	243,942	9,543
Temporarily Impaired Held to Maturity Securities at December 31, 2013
State and municipal	17,318	91	184		17,502	91
U.S. Government-sponsored mortgage-backed securities	213,048	3,462	2,640	260	215,688	3,722
Total Temporarily Impaired Held to Maturity Securities	230,366	3,553	2,824	260	233,190	3,813
Total Temporarily Impaired Investment Securities	$468,331	$9,132	$8,801	$4,224	$477,132	$13,356

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2014	December 31, 2013
Investments reported at less than historical cost:
Historical cost	$128,819	$490,488
Fair value	$126,567	$477,132
Percent of the Corporation's available for sale and held to maturity portfolio	10.6%	43.6%

The Corporation’s management has evaluated all securities with unrealized losses for other-than-temporary impairment ("OTTI") as of September 30, 2014. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

In the second quarter of 2014, the Corporation sold four of its six trust preferred securities with an amortized cost of $4.8 million, which resulted in a net gain of $641,000. The Corporation has two remaining trust preferred securities. Such investments have an amortized cost of $1.5 million and a fair value of $821,000, which is less than 1 percent of the Corporation’s entire investment portfolio.  The Corporation utilized Standard and Poor's to determine the fair value of the two remaining trust preferred securities.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2014.

Corporate Obligations

The Corporation’s unrealized losses on Corporate Obligations were due to the decline in value related to the pooled trust preferred securities, and is attributable to temporary illiquidity and the financial crisis affecting these markets, coupled with the potential credit loss resulting from the adverse change in expected cash flows. Due to the illiquidity in the market, it is unlikely that the Corporation would be able to recover its investment in these securities if the Corporation sold the securities at this time. Management has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information, including announcements of deferrals or defaults of trust preferred securities.  The Corporation compared expected discounted cash flows, based on performance indicators of the underlying assets in the security, to the carrying value of the investment to determine if OTTI existed.  The Corporation does not intend to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the remainder of the investment securities, which are classified as Level 3 inputs in the fair value hierarchy, to be other-than-temporarily impaired at September 30, 2014.

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

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer lending, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality elements, all excluding loans held for sale.  Loans held for sale as of September 30, 2014, and December 31, 2013, were $6,423,000 and $5,331,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2014	December 31, 2013
Commercial and industrial loans	$900,970	$761,705
Agricultural production financing and other loans to farmers	99,649	114,348
Real estate loans:
Construction	178,213	177,082
Commercial and farmland	1,603,698	1,611,809
Residential	625,609	616,385
Home Equity	269,952	255,223
Individuals' loans for household and other personal expenditures	66,832	69,783
Lease financing receivables, net of unearned income	1,208	1,545
Other loans	26,336	24,529
Loans	$3,772,467	$3,632,409
Allowance for loan losses	(65,596)	(67,870)
Net Loans	$3,706,871	$3,564,539

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at September 30, 2014.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

At September 30, 2014, the allowance for loan losses was $65,596,000, a decrease of $628,000 from the September 30, 2013 balance of $66,224,000. Specific reserves on impaired loans increased $1,895,000 to $3,370,000, from $1,475,000 at September 30, 2013. Net charge offs for the three months ended September 30, 2014, were $4,371,000, an increase of $860,000 from the same period in 2013. The provision for loan losses for the three months ended September 30, 2014 was $1,600,000, an increase of $67,000 for the same period in in 2013. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2014, and September 30, 2013:

	Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$28,614	$22,582	$2,243	$14,928		$68,367
Provision for losses	1,385	528	113	(424)	$(2)	1,600
Recoveries on loans	1,987	1,215	86	431	3	3,722
Loans charged off	(4,444)	(2,707)	(214)	(728)		(8,093)
Balances, September 30, 2014	$27,542	$21,618	$2,228	$14,207	$1	$65,596

	Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	1,736	(177)	(39)	100	$(20)	1,600
Recoveries on loans	4,485	2,356	303	1,360	23	8,527
Loans charged off	(5,855)	(3,663)	(551)	(2,330)	(2)	(12,401)
Balances, September 30, 2014	$27,542	$21,618	$2,228	$14,207	$1	$65,596

	Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$26,563	$23,605	$2,885	$15,113	$36	$68,202
Provision for losses	(346)	1,560	(31)	333	17	1,533
Recoveries on loans	1,494	258	110	311	3	2,176
Loans charged off	(1,680)	(2,795)	(161)	(1,051)		(5,687)
Balances, September 30, 2013	$26,031	$22,628	$2,803	$14,706	$56	$66,224

	Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	1,929	132	267	3,236	$68	5,632
Recoveries on loans	4,050	3,023	426	946	3	8,448
Loans charged off	(5,861)	(7,230)	(483)	(3,633)	(15)	(17,222)
Balances, September 30, 2013	$26,031	$22,628	$2,803	$14,706	$56	$66,224

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,818	$609		$484		$2,911
Collectively evaluated for impairment	25,669	20,605	$2,228	13,723	$1	62,226
Loans Acquired with Deteriorated Credit Quality	55	404				459
Total Allowance for Loan Losses	$27,542	$21,618	$2,228	$14,207	$1	$65,596
Loan Balances:
Individually evaluated for impairment	$18,284	$22,502		$3,644		$44,430
Collectively evaluated for impairment	1,001,354	1,707,966	$66,832	890,676	$1,208	3,668,036
Loans Acquired with Deteriorated Credit Quality	7,317	51,443		1,241		60,001
Loans	$1,026,955	$1,781,911	$66,832	$895,561	$1,208	$3,772,467

	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$585	$763		$6		$1,354
Collectively evaluated for impairment	26,493	22,208	$2,515	15,071		66,287
Loans Acquired with Deteriorated Credit Quality	98	131				229
Total Allowance for Loan Losses	$27,176	$23,102	$2,515	$15,077		$67,870
Loan Balances:
Individually evaluated for impairment	$10,240	$29,007		$2,820		$42,067
Collectively evaluated for impairment	882,794	1,690,285	$69,783	867,094	$1,545	3,511,501
Loans Acquired with Deteriorated Credit Quality	7,548	69,599		1,694		78,841
Loans	$900,582	$1,788,891	$69,783	$871,608	$1,545	$3,632,409

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2014	December 31, 2013
Commercial and industrial loans	$7,139	$9,283
Agriculture production financing and other loans to farmers	10,669	30
Real estate Loans:
Construction	951	4,978
Commercial and farmland	14,680	28,095
Residential	13,546	12,068
Home Equity	1,896	1,667
Individuals' loans for household and other personal expenditures	223	117
Other Loans		164
Total	$49,104	$56,402

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	September 30, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$30,525	$13,122
Agriculture production financing and other loans to farmers	28	25
Real estate Loans:
Construction	11,455	8,168
Commercial and farmland	82,625	60,605
Residential	4,826	2,986
Home equity	3,272	118
Other loans	33
Total	$132,764	$85,024
Impaired loans with related allowance:
Commercial and industrial loans	$2,027	$1,810	$773
Agriculture production financing and other loans to farmers	10,645	10,645	1,100
Real estate Loans:
Commercial and farmland	7,159	4,478	1,013
Residential	1,460	1,460	484
Total	$21,291	$18,393	$3,370
Total Impaired Loans	$154,055	$103,417	$3,370

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$35,066	$16,371
Agriculture production financing and other loans to farmers	32	30
Real estate Loans:
Construction	16,109	10,625
Commercial and farmland	128,073	83,033
Residential	6,746	3,910
Home equity	3,299	112
Other loans	454	172
Total	$189,779	$114,253
Impaired loans with related allowance:
Commercial and industrial loans	$1,390	$1,216	$683
Real estate Loans:
Commercial and farmland	4,657	4,215	894
Residential	74	71	6
Total	$6,121	$5,502	$1,583
Total Impaired Loans	$195,900	$119,755	$1,583

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$13,406	$86	$13,820	$263
Agriculture production financing and other loans to farmers	25		27
Real estate Loans:
Construction	8,026	112	8,197	331
Commercial and farmland	61,356	895	62,367	2,663
Residential	3,018	40	3,164	93
Home equity	118		147
Total	$85,949	$1,133	$87,722	$3,350
Impaired loans with related allowance:
Commercial and industrial loans	$1,814	$10	$1,864	$30
Agriculture production financing and other loans to farmers	10,645		10,645
Real estate Loans:
Commercial and farmland	4,484		4,528	23
Residential	1,460		1,460
Total	$18,403	$10	$18,497	$53
Total Impaired Loans	$104,352	$1,143	$106,219	$3,403

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$8,352	$110	$9,553	$184
Agriculture production financing and other loans to farmers	32		33
Real estate Loans:
Construction	4,115	29	4,262	85
Commercial and farmland	34,298	620	35,198	1,642
Residential	2,687	82	3,028	114
Home equity	217		236
Other loans	174		184	1
Total	$49,875	$841	$52,494	$2,026
Impaired loans with related allowance:
Commercial and industrial loans	$865		$889	$7
Real estate Loans:
Commercial and farmland	5,742	$5	5,844	5
Residential	74		78
Total	$6,681	$5	$6,811	$12
Total Impaired Loans	$56,556	$846	$59,305	$2,038

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

	September 30, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$835,214	$15,803	$49,658	$295				$900,970
Agriculture production financing and other loans to farmers	83,753	1,957	13,939					99,649
Real estate Loans:
Construction	153,293	1,584	8,606			$14,581	$149	178,213
Commercial and farmland	1,480,054	40,232	83,177				235	1,603,698
Residential	139,702	2,181	7,227			464,912	11,587	625,609
Home equity	6,068	266	447			261,316	1,855	269,952
Individuals' loans for household and other personal expenditures						66,589	243	66,832
Lease financing receivables, net of unearned income	1,095		113					1,208
Other loans	26,333	3						26,336
Loans	$2,725,512	$62,026	$163,167	$295		$807,398	$14,069	$3,772,467

	December 31, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$708,835	$11,332	$41,013	$525				$761,705
Agriculture production financing and other loans to farmers	114,318		30					114,348
Real estate Loans:
Construction	162,976	1,132	12,029				$945	177,082
Commercial and farmland	1,473,714	57,676	80,184				235	1,611,809
Residential	143,657	2,232	11,494	136		$448,494	10,372	616,385
Home equity	6,194	35	1,184			246,101	1,709	255,223
Individuals' loans for household and other personal expenditures						69,666	117	69,783
Lease financing receivables, net of unearned income	1,420		125					1,545
Other loans	24,334		195					24,529
Loans	$2,635,448	$72,407	$146,254	$661		$764,261	$13,378	$3,632,409

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of September 30, 2014, and December 31, 2013:

	September 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$887,365	$2,522	$3,758	$186	$7,139	$13,605	$900,970
Agriculture production financing and other loans to farmers	88,526	174	280		10,669	11,123	99,649
Real estate Loans:
Construction	176,229	1,033			951	1,984	178,213
Commercial and farmland	1,583,226	4,044	1,748		14,680	20,472	1,603,698
Residential	607,204	3,841	469	549	13,546	18,405	625,609
Home equity	266,566	710	703	77	1,896	3,386	269,952
Individuals' loans for household and other personal expenditures	66,366	217	7	19	223	466	66,832
Lease financing receivables, net of unearned income	1,208						1,208
Other loans	26,336						26,336
Loans	$3,703,026	$12,541	$6,965	$831	$49,104	$69,441	$3,772,467

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$749,020	$2,628	$774		$9,283	$12,685	$761,705
Agriculture production financing and other loans to farmers	114,305	13			30	43	114,348
Real estate Loans:
Construction	171,046	1,058			4,978	6,036	177,082
Commercial and farmland	1,573,403	3,807	5,801	$703	28,095	38,406	1,611,809
Residential	595,192	7,156	1,475	494	12,068	21,193	616,385
Home equity	251,188	1,652	563	153	1,667	4,035	255,223
Individuals' loans for household and other personal expenditures	69,061	550	55		117	722	69,783
Lease financing receivables, net of unearned income	1,545						1,545
Other loans	24,365				164	164	24,529
Loans	$3,549,125	$16,864	$8,668	$1,350	$56,402	$83,284	$3,632,409

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

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate Loans:
Commercial and farmland				$259	$259	1
Residential	$256	$245	5	448	428	7
Home Equity	229	247	7	314	343	10
Individuals' loans for household and other personal expenditures				26	26	2
Total	$485	$492	12	$1,047	$1,056	20

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$162	$183	1	$294	$315	5
Real estate Loans:
Commercial and farmland	1,464	1,469	6	6,449	5,450	10
Residential	190	191	2	658	649	8
Individuals' loans for household and other personal expenditures				44	45	2
Total	$1,816	$1,843	9	$7,445	$6,459	25

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended September 30, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Residential			$241	$241
Home Equity			245	245
Total			$486	$486

	Nine Months Ended September 30, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Commercial and farmland	$283			$283
Residential		$60	$361	421
Home Equity		95	245	340
Individuals' loans for household and other personal expenditures			24	24
Total	$283	$155	$630	$1,068

	Three Months Ended September 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$175			$175
Real estate Loans:
Commercial and farmland	1,399			1,399
Residential	158	$34		192
Total	$1,732	$34		$1,766

	Nine Months Ended September 30, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$228		$63	$291
Real estate Loans:
Commercial and farmland	1,399		1,950	3,349
Residential	158	$94	353	605
Individuals' loans for household and other personal expenditures			26	26
Total	$1,785	$94	$2,392	$4,271

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans secured by residential real estate made up 73 percent of the post-modification balance of troubled debt restructured loans made in the nine months ended September 30, 2014.

The following tables summarize the troubled debt restructures that occurred during the twelve months ended September 30, 2014 and September 30, 2013, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate Loans:
Residential	1	$71	1	$71
Total	1	$71	1	$71

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$18	1	$18
Real estate Loans:
Commercial and farmland			1	223
Residential	2	166	2	166
Total	3	$184	4	$407

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

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

On February 10, 2012, First Merchants Bank, National Association (the "Bank") assumed $113.0 million in loans as part of a Purchase and Assumption Agreement of SCB Bank. This loan portfolio was acquired at a fair value discount of $19.2 million.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table includes the outstanding balance and carrying amount of loans acquired during the years ended December 31, 2012 and 2013, which are included in the balance sheet amounts of loans receivable at September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	CFS	SCB	Total	CFS	SCB	Total
Commercial and industrial loans	$77,186	$6,406	$83,592	$81,303	$8,184	$89,487
Agricultural production financing and other loans to farmers		959	959		1,161	1,161
Real estate loans:
Construction	11,099		11,099	17,962		17,962
Commercial and farmland	264,241	16,482	280,723	311,631	23,418	335,049
Residential	150,454	7,717	158,171	166,754	9,359	176,113
Home Equity	40,864	16,381	57,245	49,042	18,236	67,278
Individuals' loans for household and other personal expenditures	1,054	140	1,194	2,360	269	2,629
Other Loans	87		87	132	407	539
Total	$544,985	$48,085	$593,070	$629,184	$61,034	$690,218

Carrying Amount	$519,516	$41,292	$560,808	$585,913	$50,269	$636,182
Allowance	398	61	459		229	229
Carrying Amount Net of Allowance	$519,118	$41,231	$560,349	$585,913	$50,040	$635,953

The balance of the allowance for loan losses for loans acquired and accounted for under ASC 310-30 was $459,000 and $229,000 at September 30, 2014 and December 31, 2013, respectively.

As customer cash flow expectations have improved, nonaccretable yield was reclassified to accretable yield.  The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the table below.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	CFS	SCB	Total	SCB
Beginning balance	$12,085	$5,069	$17,154	$3,959
Additions
Accretion	(2,791)	(693)	(3,484)	(413)
Reclassification from nonaccretable	2,601	329	2,930
Disposals	(1,345)	(363)	(1,708)
Ending balance	$10,550	$4,342	$14,892	$3,546

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	CFS	SCB	Total	SCB
Beginning balance	$13,435	$5,864	$19,299	$5,142
Additions
Accretion	(5,677)	(1,749)	(7,426)	(1,596)
Reclassification from nonaccretable	4,382	718	5,100
Disposals	(1,590)	(491)	(2,081)
Ending balance	$10,550	$4,342	$14,892	$3,546

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of September 30, 2014 and 2013, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014, and 2013, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,369,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2014, the notional amount of customer-facing swaps was approximately $145,055,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2014, and December 31, 2013.

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$236	Other Assets	$1,162	Other Liabilities	$1,620	Other Liabilities	$1,021
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,873	Other Assets	$2,847	Other Liabilities	$2,927	Other Liabilities	$2,932

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for three and nine months ended September 30, 2014, and 2013.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Interest rate contracts	Other income	$43	$31

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest rate contracts	Other income	$(16)	$249

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months ended		Nine Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Rate Products	$28	$(248)	$(2,530)	$1,550

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months ended		Nine Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Expense	$(356)	$(207)	$(1,051)	(587)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of September 30, 2014, the termination value of derivatives in a net liability position related to these agreements was $4,277,000. As of September 30, 2014, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4,581,000. If the Corporation had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014, and December 31, 2013.

		Fair Value Measurements Using:
September 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	109		109
State and municipal	235,797		229,167	$6,630
U.S. Government-sponsored mortgage-backed securities	329,531		329,531
Corporate obligations	853			853
Equity securities	1,706		1,702	4
Interest rate swap asset	2,911		2,911
Interest rate cap	198		198
Interest rate swap liability	4,547		4,547

		Fair Value Measurements Using:
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$15,973		$15,973
U.S. Government-sponsored agency securities	3,545		3,545
State and municipal	230,987		223,752	$7,235
U.S. Government-sponsored mortgage-backed securities	281,252		281,252
Corporate obligations	2,738			2,738
Equity securities	1,706		1,702	4
Interest rate swap asset	3,619		3,619
Interest rate cap	390		390
Interest rate swap liability	3,953		3,953

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of September 30, 2014.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Corporate Obligations

Corporate obligations are primarily comprised of pooled trust preferred securities and are classified as Level 3 inputs in the fair value hierarchy. These securities were rated A or better at inception, but at September 30, 2014, Moody’s ratings on these securities ranged from Ca to C. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. On a quarterly basis, the Corporation uses an other-than-temporary impairment (“OTTI”) evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows has occurred. The OTTI evaluation process considers the structure and term of the collateralized debt obligation (“CDO”), interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the evaluation process include expected future default rates and prepayments as well as recovery assumptions on defaults and deferrals. In addition, the process is used to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. Upon completion of the September 30, 2014 quarterly evaluation process, the conclusion was no OTTI for the three months ending September 30, 2014, or for the three months ended September 30, 2013.

In the second quarter of 2014, the Corporation sold four of its six trust preferred securities with an amortized cost of $4.8 million, which resulted in a net gain of $641,000. The Corporation has two remaining trust preferred securities. Such investments have an amortized cost of $1.5 million and a fair value of $821,000.

Interest Rate Derivative Agreements

See information regarding the Corporation's interest rate derivative products in NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three and nine months ended September 30, 2014, and 2013.

	Available for Sale Securities
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Balance at beginning of the period	$7,533	$17,915	$9,977	$18,328
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	68	(486)	2,960	(521)
Purchases, issuances and settlements
Transfers in/(out) of Level 3		3,905		3,905
Principal payments	(114)	(336)	(5,450)	(714)
Ending balance	$7,487	$20,998	$7,487	$20,998

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2014 or December 31, 2013.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014, and December 31, 2013.

		Fair Value Measurements Using
September 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$19,830			$19,830
Other real estate owned	$5,638			$5,638

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$12,117			$12,117
Other real estate owned	$6,877			$6,877

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2014 and December 31, 2013.

September 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,630	Discounted cash flow	Maturity/Call date	1 month to 18 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 6.25%

Corporate obligations/Equity securities	$857	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$19,830	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (2%)

Other real estate owned	$5,638	Appraisals	Discount to reflect current market conditions	0% - 20% (4%)

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$7,235	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	1% - 5%

Corporate obligations/Equity securities	$2,742	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$12,117	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$6,877	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014, and December 31, 2013.

		September 30, 2014
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$74,237	$74,237
Interest-bearing time deposits	24,171	24,171
Investment securities available for sale	567,996		$560,509	$7,487
Investment securities held to maturity	621,818		595,817	38,738
Loans held for sale	6,423		6,423
Loans	3,706,871			3,667,454
Federal Reserve Bank and Federal Home Loan Bank stock	43,127		43,127
Interest rate swap and cap asset	3,109		3,109
Interest receivable	19,455		19,455
Liabilities:
Deposits	$4,310,123	$3,229,034	$1,073,638
Borrowings:
Federal funds purchased	61,428		61,428
Securities sold under repurchase agreements	117,892		117,903
Federal Home Loan Bank advances	255,423		255,569
Subordinated debentures and term loans	126,874		101,257
Interest rate swap liability	4,547		4,547
Interest payable	3,819		3,819

		December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$109,434	$109,434
Interest-bearing time deposits	55,069	55,069
Investment securities available for sale	536,201		$526,224	$9,977
Investment securities held to maturity	559,378		525,998	34,849
Loans held for sale	5,331		5,331
Loans	3,564,539			3,506,615
Federal Reserve Bank and Federal Home Loan Bank stock	38,990		38,990
Interest rate swap and cap asset	4,009		4,009
Interest receivable	18,672		18,672
Liabilities:
Deposits	$4,231,468	$3,082,117	$934,937
Borrowings:
Federal funds purchased	125,645		125,645
Securities sold under repurchase agreements	148,672		148,852
Federal Home Loan Bank advances	122,140		122,962
Subordinated debentures and term loans	126,807		82,607
Interest rate swap liability	3,953		3,953
Interest payable	1,771		1,771

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

NOTE 8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2014 and 2013:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	11,338	1,701	(1,645)		11,394
Amounts reclassified from accumulated other comprehensive income	(1,518)		684		(834)
Period change	9,820	1,701	(961)	—	10,560
Balance at September 30, 2014	$11,386	$(146)	$(1,462)	$(5,628)	$4,150

Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(12,646)	89	1,007		(11,550)
Amounts reclassified from accumulated other comprehensive income	(317)		382	786	851
Period change	(12,963)	89	1,389	786	(10,699)
Balance at September 30, 2013	$4,941	$(3,183)	$(1,263)	$(16,693)	$(16,198)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$910		Other income - net realized gains on sales of available for sale securities
Related income tax expense	(318)		Income tax expense
	$592	$—

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(356)	$(207)	Interest expense - subordinated debentures and term loans
Related income tax benefit	124	72	Income tax expense
	$(232)	$(135)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs		$(112)	Other expenses - salaries and employee benefits
Related income tax benefit		39	Income tax expense
	$—	$(73)

Total reclassifications for the period, net of tax	$360	$(208)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$2,335	$487	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(817)	(170)	Income tax expense
	$1,518	$317

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(1,051)	$(587)	Interest expense - subordinated debentures and term loans
Related income tax benefit	367	205	Income tax expense
	$(684)	$(382)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs		$(1,209)	Other expenses - salaries and employee benefits
Related income tax benefit		423	Income tax expense
	$—	$(786)

Total reclassifications for the period, net of tax	$834	$(851)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  RSAs for employees retired from the Corporation continue to vest after retirement. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2014, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2014 was $552,000 and $1,611,000 compared to $475,000 and $1,285,000 for the three and nine months ended September 30, 2013. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

The estimated fair value of the stock options granted during 2014 and in prior years was calculated using a Black Scholes option pricing model.  The following summarizes the assumptions used in the 2014 Black Scholes model:

Risk-free interest rate	2.41%
Expected price volatility	45.05%
Dividend yield	2.73%
Forfeiture rate	5.46%
Weighted-average expected life, until exercise	7.7 years

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5.5 percent for the nine months ended September 30, 2014, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock and ESPP Options
Pre-tax compensation expense	$81	$89	$156	$177
Income tax expense (benefit)	(21)	(17)	(26)	1
Stock and ESPP option expense, net of income taxes	$60	$72	$130	$178
Restricted Stock Awards
Pre-tax compensation expense	$471	$386	$1,455	$1,108
Income tax benefit	(165)	(135)	(509)	(387)
Restricted stock awards expense, net of income taxes	$306	$251	$946	$721
Total Share-Based Compensation
Pre-tax compensation expense	$552	$475	$1,611	$1,285
Income tax benefit	(186)	(152)	(535)	(386)
Total share-based compensation expense, net of income taxes	$366	$323	$1,076	$899

As of September 30, 2014, unrecognized compensation expense related to stock options and RSAs totaling $65,000 and $3,014,000, respectively, is expected to be recognized over weighted-average periods of 0.31 and 1.36 years, respectively.

Stock option activity under the Corporation's stock option plans as of September 30, 2014 and changes during the nine months ended September 30, 2014, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	958,786	$21.32
Granted	13,500	$21.65
Exercised	(38,650)	$11.64
Canceled	(193,106)	$24.42
Outstanding September 30, 2014	740,530	$20.99	3.32	1,929,297
Vested and Expected to Vest at September 30, 2014	740,530	$20.99	3.32	1,929,297
Exercisable at September 30, 2014	718,030	$21.05	3.14	1,885,287

The weighted-average grant date fair value was $8.13 and $5.73 for stock options granted during the nine months ended September 30, 2014 and 2013, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2014.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $388,000 and $106,000, respectively. Cash receipts of stock options exercised during this same period were $450,000 and $97,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2014	429,002	$12.51
Granted	93,715	$20.46
Vested	(125,188)	$9.18
Forfeited	(8,111)	$16.03
Unvested RSAs at September 30, 2014	389,418	$15.44

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2014 quarterly offering period of approximately $21,000. The ESPP options vested during the three months ending September 30, 2014, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income Tax Expense :
Currently Payable:
Federal	$(969)	$(1,897)	$(541)	$(1,157)
State	137		382
Deferred:
Federal	6,694	4,564	16,032	12,647
State
Total Income Tax Expense	$5,862	$2,667	$15,873	$11,490
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$7,694	$4,575	$21,271	$15,601
Tax-exempt interest income	(1,310)	(1,024)	(3,805)	(2,842)
Stock compensation	8	14	29	40
Earnings on life insurance	(534)	(213)	(1,024)	(672)
Tax credits	(158)	(375)	(753)	(411)
Other	162	(310)	155	(226)
Actual Tax Expense	$5,862	$2,667	$15,873	$11,490

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$16,122			$10,403
Less: Preferred Stock dividends and discount accretion				(430)
Net income available to common stockholders	16,122	36,054,867	$0.45	9,973	28,806,809	$0.35
Effect of dilutive stock options and warrants		274,114			274,663
Diluted net income per share:
Net income available to common stockholders	$16,122	36,328,981	$0.45	$9,973	29,081,472	$0.35

	Nine Months Ended September 30,
	2014			2013
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share:	$44,902			$33,083
Less: Preferred Stock dividends and discount accretion				(2,139)
Net income available to common stockholders	44,902	36,013,049	$1.25	30,944	28,769,206	$1.08
Effect of dilutive stock options and warrants		282,337			257,260
Diluted net income per share:
Net income available to common stockholders	$44,902	36,295,386	$1.24	$30,944	29,026,466	$1.07

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock options to purchase 531,872 and 615,151 shares for the three months ended September 30, 2014, and 2013, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Stock options to purchase 569,061 and 667,382 shares for the nine months ended September 30, 2014 and 2013, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 12

IMPACT OF ACCOUNTING CHANGES

Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (January 2014). This Update permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments in this Update should be applied retrospectively to all periods presented. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (January 2014). The objective of this Update is to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments in this Update may be adopted using either a modified retrospective transition method or a prospective transition method. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (April 2014). This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Corporation's consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014).
•Section A - Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and
Deferred Costs - Contracts with Customers (Subtopic 340-40)
•Section B - Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables
•Section C - Background Information and Basis for Conclusions

The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion. The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Corporation's consolidated financial statements.

ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (June 2014). This Update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Corporation's consolidated financial statements.

ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (June 2014). This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Corporation's consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

CONSUMMATION OF MERGER

On July 21, 2014, First Merchants and Community Bancshares entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, Community Bancshares will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger”) whereupon the separate corporate existence of Community Bancshares will cease and First Merchants will survive.  Immediately following the Merger, Community Bank, an Indiana state bank and wholly-owned subsidiary of Community Bancshares, will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association continuing as the surviving bank.  As a result of this merger, First Merchants ($5.6 billion) and Community Bancshares ($259 million) will have combined assets of approximately $5.9 billion. All regulatory and shareholder approvals required in connection with the Merger have been obtained. Consummation of the Merger is expected to occur on November 7, 2014.

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

We believe there have been no significant changes during the nine months ended September 30, 2014, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $16.1 million, or $0.45 per fully diluted common share for the three months ended September 30, 2014, an increase of $6.1 million, compared to net income available to common stockholders of $10.0 million, or $0.35 per fully diluted common share for the three months ended September 30, 2013. Net income available to common stockholders for the nine months ended September 30, 2014 was $44.9 million, or $1.24 per fully diluted common share, compared to net income available to common stockholders of $30.9 million, or $1.07 per fully diluted common share for the same period in 2013.

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 full-service banking centers serving the northwestern Indiana and northeastern Illinois areas. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million. Additional details of the merger are discussed within NOTE 2. BUSINESS COMBINATIONS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As of September 30, 2014, total assets equaled $5.6 billion, an increase of $154.1 million from December 31, 2013.  Investment securities increased $94.2 million and total loans of $3.8 billion increased $141.2 million from December 31, 2013. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $65.6 million as of September 30, 2014.  The allowance provides 133.6 percent coverage of all non-accrual loans and 1.74 percent of total loans.  The Corporation had provision expense of $1.6 million for the three and nine months ended September 30, 2014, compared to $1.5 million and $5.6 million, respectively, for the same periods of 2013.  Net charge-offs totaled $4.4 million and $3.9 million for the three and nine months ended September 30, 2014, compared to $3.5 million and $8.8 million for the same periods of 2013.   Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Total deposits of $4.3 billion increased from December 31, 2013 by $78.7 million. The largest increase was in brokered deposits, which increased $249.9 million. This increase was offset by a decrease in maturity deposits of $123.6 million compared to December 31, 2013.

Total borrowings increased $38.4 million from December 31, 2013 as Federal Home Loan Bank advances increased $133.3 million. This increase was offset by decreases in Federal Funds purchased and securities sold under repurchase agreements, which decreased $64.2 million and $30.8 million, respectively.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  Net interest income and net interest margin are presented in the following table on a fully taxable equivalent basis (“FTE”), which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35 percent in effect for all periods.  Net interest margin for the third quarter of 2014 remained stable at 4.0 percent compared to the third quarter of 2013, while earning assets increased by $1.1 billion. During the nine months ended September 30, 2014, asset yields and interest costs remained stable at 4.4 percent and 0.4 percent, respectively, compared to the same period in 2013.

The increases in net interest income and average earning assets during the three and nine months ended September 30, 2014 compared with the same periods in 2013, were driven primarily due to the Corporation acquiring 100 percent of CFS Bancorp, Inc. ("CFS") in November 2013. Due to this transaction, the Bank acquired all the assets, deposits and liabilities of CFS. Additional details can be found in NOTE 2. BUSINESS COMBINATION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As a result of the acquisitions in prior periods, the Corporation recognized fair value accretion, which is included in interest income in the periods presented. Interest income included $3,484,000 and $413,000 of fair value accretion for the three months ended September 30, 2014 and 2013, respectively. Fair value accretion of $7,426,000 and $1,596,000 was included in interest income for the nine months ended September 30, 2014 and 2013, respectively. Additional details of the Corporation's remaining loan fair value discount, accretable and nonaccretable yield related to acquisitions can be found in NOTE 5. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the three and nine months ended September 30, 2014, and 2013.

	For the Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing time deposits	$28,549	$18	0.3%	$24,497	$18	0.3%
Federal Reserve and Federal Home Loan Bank stock	43,127	501	4.6	32,790	369	4.5
Investment Securities: (1)
Taxable	776,270	5,046	2.6	615,878	3,876	2.5
Tax-Exempt (2)	409,241	5,665	5.5	297,274	4,368	5.9
Total Investment Securities	1,185,511	10,711	3.6	913,152	8,244	3.6
Loans held for sale	9,393	152	6.5	11,063	158	5.7
Loans: (3)
Commercial	2,905,920	34,344	4.7	2,309,226	26,417	4.6
Real Estate Mortgage	455,714	5,025	4.4	274,345	3,049	4.4
Installment	369,797	4,460	4.8	308,520	3,924	5.1
Tax-Exempt (2)	12,866	94	2.9	15,053	131	3.5
Total Loans	3,753,690	44,075	4.7	2,918,207	33,679	4.6
Total Earning Assets	5,010,877	55,305	4.4%	3,888,646	42,310	4.4%
Net unrealized gain on securities available for sale	11,247			(4,733)
Allowance for loan losses	(68,123)			(69,117)
Cash and cash equivalents	74,773			69,974
Premises and equipment	74,696			54,757
Other assets	475,234			347,455
Total Assets	$5,578,704			$4,286,982
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,059,163	$279	0.1%	$847,009	$224	0.1%
Money market deposits	736,339	372	0.2	576,135	290	0.2
Savings deposits	528,746	154	0.1	357,267	93	0.1
Certificates and other time deposits	1,032,274	2,048	0.8	739,413	1,606	0.9
Total Interest-bearing Deposits	3,356,522	2,853	0.3	2,519,824	2,213	0.4
Borrowings	572,923	2,571	1.8	446,894	1,501	1.3
Total Interest-bearing Liabilities	3,929,445	5,424	0.6	2,966,718	3,714	0.5
Noninterest-bearing deposits	932,266			775,545
Other liabilities	37,687			36,685
Total Liabilities	4,899,398			3,778,948
Stockholders' Equity	679,306			508,034
Total Liabilities and Stockholders' Equity	$5,578,704	5,424	0.4	$4,286,982	3,714	0.4
Net Interest Income		$49,881			$38,596
Net Interest Margin			4.0%			4.0%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.
(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2014 and 2013. These totals equal $2,015 and $1,574 for the three months ended September 30, 2014 and 2013, respectively.

(3) Non accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing time deposits	$43,906	$76	0.2%	$60,853	$99	0.2%
Federal Reserve and Federal Home Loan Bank stock	41,657	1,648	5.3	32,787	1,108	4.5
Investment Securities: (1)
Taxable	761,924	14,902	2.6	608,343	11,071	2.4
Tax-Exempt (2)	389,682	16,447	5.6	270,378	12,013	5.9
Total Investment Securities	1,151,606	31,349	3.6	878,721	23,084	3.5
Loans held for sale	6,653	322	6.5	19,866	691	4.6
Loans: (3)
Commercial	2,893,922	99,685	4.6	2,290,938	82,691	4.8
Real Estate Mortgage	417,899	14,650	4.7	277,666	9,259	4.4
Installment	353,134	13,672	5.2	308,240	12,084	5.2
Tax-Exempt (2)	12,328	277	3.0	15,990	484	4.0
Total Loans	3,683,936	128,606	4.7	2,912,700	105,209	4.8
Total Earning Assets	4,921,105	161,679	4.4%	3,885,061	129,500	4.4%
Net unrealized gain on securities available for sale	7,929			6,076
Allowance for loan losses	(68,703)			(69,432)
Cash and cash equivalents	83,259			67,109
Premises and equipment	74,732			54,142
Other assets	481,959			345,689
Total Assets	$5,500,281			$4,288,645
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,061,762	$827	0.1%	$850,125	$683	0.1%
Money market deposits	755,097	1,136	0.2	563,863	911	0.2
Savings deposits	527,147	461	0.1	354,941	292	0.1
Certificates and other time deposits	1,021,044	5,852	0.8	795,074	5,817	1.0
Total Interest-bearing Deposits	3,365,050	8,276	0.3	2,564,003	7,703	0.4
Borrowings	508,992	7,673	2.0	391,294	4,294	1.5
Total Interest-bearing Liabilities	3,874,042	15,949	0.5	2,955,297	11,997	0.5
Noninterest-bearing deposits	925,107			768,586
Other liabilities	38,724			36,606
Total Liabilities	4,837,873			3,760,489
Stockholders' Equity	662,408			528,156
Total Liabilities and Stockholders' Equity	$5,500,281	15,949	0.4	$4,288,645	11,997	0.4
Net Interest Income		$145,730			$117,503
Net Interest Margin			4.0%			4.0%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.
(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2014 and 2013. These totals equal $5,853 and $4,373 for the nine months ended September 30, 2014 and 2013, respectively.

(3) Non accruing loans have been included in the average balances.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $6.5 million or 55.0 percent in the third quarter of 2014, compared to the third quarter of 2013.  In November 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc., which was the primary reason for an increase in non-interest income during the period when compared with the same period in 2013. Additional details can be found in NOTE 2. BUSINESS COMBINATIONS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Significant increases realized during the third quarter of 2014 when compared to the same quarter of 2013 were service charge income and other customer fees (primarily electronic card interchange fees and investment brokerage fees) totaling $1.0 million and $1.1 million, respectively. These increases were primarily due to the increased customer base that resulted from the CFS acquisition. Additionally, large increases in the third quarter of 2014 compared to the third quarter of 2013 were realized in gains on sale of other real estate owned, gains on the sale of investment securities, and loan level hedge income of $1.5 million, $910,000 and $636,000, respectively. The Corporation also received death benefits from Bank Owned Life Insurance of $846,000 in the third quarter of 2014.

During the first nine months of 2014, non-interest income increased $9.7 million or 24.4 percent over the same period in 2013. The largest increases realized during the first nine months of 2014 when compared to the same period of 2013 were service charge income and other customer fees (primarily electronic card interchange fees and investment brokerage fees) totaling $3.0 million and $3.3 million, respectively. Again, the increases were primarily due to the increased customer base that resulted from the CFS acquisition. Additionally, large increases in the first nine months of 2014 compared to the first nine months of 2013 were realized in gains on sale of other real estate owned, gains on the sale of investment securities and death benefits received from Bank Owned Life Insurance of $2.9 million, $1.8 million and $846,000, respectively.

Offsetting these increases, was a $3.2 million decrease in net gains recognized on the sale of mortgage loans during the first nine months of 2014 when compared to the same period of 2013.

NON-INTEREST EXPENSE

Non-interest expense increased $8.4 million or 24.4 percent in the third quarter of 2014, compared to the third quarter of 2013.  Salaries and employee benefits increased $3.6 million or 17.3 percent over the same quarter last year.  This was primarily driven by the addition of personnel from the acquisition of CFS. The Corporation also experienced an increase of $971,000 in net occupancy expenses as 20 locations were added to our banking center network as a result of the CFS acquisition. Additionally, other real estate owned expenses increased by $970,000 over the same quarter last year primarily due to property write-downs.

The Corporation had $256,000 of one-time expenses related to the Community Bancshares acquisition during the third quarter. These expenses were primarily for legal and professional services. Additional details can be found in NOTE 2. BUSINESS COMBINATIONS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

During the first nine months of 2014, non-interest expense increased $24.3 million or 23.6 percent when compared to the first nine months of 2013. Salaries and employee benefits increased $11.0 million or 17.7 percent over the same period last year.  This was primarily driven by the addition of personnel from the acquisition of CFS. Additionally, the Corporation incurred $1.2 million of expense related to health/wellness incentives and seeding of employee health savings accounts. The Corporation also experienced an increase of $3.2 million in net occupancy expenses as 20 locations were added to our banking center network as a result of the CFS acquisition. Additionally, an unusually high amount of snow removal costs throughout the entire corporate footprint accounted for $726,000 of premises expense. The Corporation also experienced an increase of $2.0 million in other real estate owned expense in the first nine months of 2014 compared to the first nine months of 2013.

In addition to the $256,000 of one-time expenses related to the Community Bancshares acquisition, the Corporation had one-time expenses related to the CFS acquisition and the integration of CFS' core system of $1.6 million for the nine months ended September 30, 2014. Equipment expenses increased $1.6 million, of which $491,000 of this increase was due to running CFS' core system prior to integration.

INCOME TAXES

Income tax expense for the third quarter of 2014 was $5,862,000 on pre-tax net income of $21,984,000.  For the same period in 2013, income tax expense was $2,667,000 on pre-tax net income of $13,070,000.

Income tax expense for the nine months ended September 30, 2014 was $15,873,000 on pre-tax net income of $60,775,000.  For the same period in 2013, income tax expense was $11,490,000 on pre-tax net income of $44,573,000.

Taxes, both current and deferred, decreased in the first nine months of 2014 by $15,483,000. The decline in the net asset was primarily due to a combination of increases in deferred tax liabilities and decreases in deferred tax assets. The deferred tax liabilities associated with unrealized gains on available for sale securities and pensions increased by $6,204,000 and $2,755,000, respectively. Additionally, the deferred tax assets associated with the accounting for loans and other real estate owned decreased by $4,959,000 and $3,301,000, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as tangible common equity to tangible assets was 9.05 percent at September 30, 2014, and 8.34 percent at December 31, 2013.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk-based capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.  At September 30, 2014, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

As of September 30, 2014, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	September 30, 2014		December 31, 2013
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
Consolidated
Total risk-based capital (to risk-weighted assets)	$653,048	15.21%	$599,966	14.54%
Tier 1 capital (to risk-weighted assets)	534,245	12.45%	483,186	11.71%
Tier 1 capital (to average assets)	534,245	9.93%	483,186	10.20%
First Merchants Bank
Total risk-based capital (to risk-weighted assets)	$613,006	14.32%	$599,272	14.56%
Tier 1 capital (to risk-weighted assets)	559,331	13.06%	547,655	13.30%
Tier 1 capital (to average assets)	559,331	10.43%	547,655	11.58%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Amounts)	2014	2013	2014	2013
Average goodwill	$188,947	$141,374	$188,961	$141,374
Average core deposit intangible (CDI)	12,323	7,197	12,922	7,579
Average deferred tax on CDI	(4,735)	(2,286)	(4,819)	(2,264)
Intangible adjustment	$196,535	$146,285	$197,064	$146,689
Average stockholders' equity (GAAP capital)	$679,306	$508,034	$662,408	$528,156
Average cumulative preferred stock	(125)	(125)	(125)	(125)
Average non-cumulative preferred stock issued under the Small Business Lending Fund Program		(34,413)		(56,905)
Intangible adjustment	(196,535)	(146,285)	(197,064)	(146,689)
Average tangible capital	$482,646	$327,211	$465,219	$324,437
Average assets	$5,578,704	$4,286,982	$5,500,281	$4,288,645
Intangible adjustment	(196,535)	(146,285)	(197,064)	(146,689)
Average tangible assets	$5,382,169	$4,140,697	$5,303,217	$4,141,956
Net income available to common stockholders	$16,122	$9,973	$44,902	$30,944
CDI amortization, net of tax	336	205	1,009	617
Tangible net income available to common stockholders	$16,458	$10,178	$45,911	$31,561
Per Share Data:
Diluted net income available to common stockholders	$0.45	$0.35	$1.24	$1.07
Diluted tangible net income available to common stockholders	$0.45	$0.35	$1.26	$1.09
Ratios:
Return on average GAAP capital (ROE)	9.49%	7.85%	9.04%	7.81%
Return on average tangible capital	13.64%	12.44%	13.16%	12.97%
Return on average assets (ROA)	1.16%	0.93%	1.09%	0.96%
Return on average tangible assets	1.22%	0.98%	1.15%	1.02%

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

Non-accrual loans decreased by $7,298,000 during the nine months ended September 30, 2014, from $56,402,000 at December 31, 2013 to the September 30, 2014, balance of $49,104,000. Non-accrual loans include $10,645,000 related to an isolated relationship collateralized by diverse agriculture assets. This migration to non-accrual was unique to this relationship and is not characteristic of the entire agriculture class of the portfolio. In addition, other real estate owned declined $7,706,000 during the same period.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets. Accruing loans delinquent 90 or more days at September 30, 2014 decreased $519,000 to $831,000 from the December 31, 2013 balance of $1,350,000.

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

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2014, commercial impaired loans totaled $103,417,000 a decrease of $16,338,000 from the balance of $119,755,000 at December 31, 2013. At September 30, 2014, an allowance for losses was not deemed necessary for commercial impaired loans totaling $85,024,000 as there was no identified loss on these credits. An allowance of $3,370,000 was recorded for the remaining balance of these impaired loans totaling $18,393,000 and is included in the Corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Non-Performing Assets:
Non-accrual loans	$49,104	$56,402
Renegotiated loans	1,171	3,048
Non-performing loans (NPL)	50,275	59,450
Other real estate owned	14,540	22,246
Non-performing assets (NPA)	64,815	81,696
90+ days delinquent and still accruing	831	1,350
Non-performing assets plus 90+ days delinquent	$65,646	$83,046
Impaired Loans	$103,417	$119,755

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$7,325	$9,317
Agricultural production financing and other loans to farmers	10,669	30
Real estate loans:
Construction	4,010	12,730
Commercial and farmland	23,590	43,229
Residential	16,975	15,340
Home Equity	2,666	1,977
Individuals' loans for household and other personal expenditures	267	259
Other loans	144	164
Non-performing assets plus 90+ days delinquent	$65,646	$83,046

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

At September 30, 2014, the allowance for loan losses was $65,596,000, an decrease of $2,274,000 from December 31, 2013. As a percent of loans, the allowance was 1.74 percent at September 30, 2014, 1.83 at June 30, 2014, 1.92 at March 31, 2014 and 1.87 percent at December 31, 2013. The provision for loan losses for the nine months ended September 30, 2014 was $1,600,000, a decrease of $4,032,000 for the same period in 2013. Specific reserves on impaired loans increased $1,787,000 from $1,583,000 at December 31, 2013, to $3,370,000 at September 30, 2014.

Net charge offs for the three months ended September 30, 2014, were $4,371,000, an increase of $860,000 from the same period in 2013.  Of this amount, two charge offs, totaling 113.8 percent of net charge offs, were greater than $500,000. For the nine months ended September 30, 2014, net charge offs were $3,874,000, of which four charge offs totaling $5,982,000 and four recoveries totaling $3,023,000, were greater than $500,000. The distribution of the net charge offs for the three months and nine months ended September 30, 2014 and September 30, 2013 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Net Charge Offs (Recoveries):
Commercial and industrial loans	$2,465	$494	$1,412	$2,179
Agricultural production financing and other loans to farmers	(5)	(284)	(22)	(306)
Real estate loans:
Construction	(5)	242	(379)	99
Commercial and farmland	1,497	2,295	1,686	4,108
Residential	277	576	736	1,322
Home Equity	20	164	234	1,365
Individuals' loans for household and other personal expenditures	128	51	248	57
Lease financing receivables, net of unearned income	(3)	(3)	(21)	12
Other Loans	(3)	(24)	(20)	(62)
Total Net Charge Offs	$4,371	$3,511	$3,874	$8,774

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $567,996,000 at September 30, 2014, an increase of $31,795,000, or 5.9 percent, from December 31, 2013.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $5,167,000 at September 30, 2014.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At September 30, 2014, total borrowings from the FHLB were $255,423,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2014, was $283,830,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of September 30, 2014, the Corporation was in compliance with these covenants. The net proceeds of the placement were used to pay off the Corporation's $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

Additionally, on April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of September 30, 2014, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The maturity date for the line of credit is April 10, 2015. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of September 30, 2014, the Corporation was in compliance with these covenants.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at September 30, 2014, are as follows:

(Dollars in Thousands)	September 30, 2014
Amounts of commitments:
Loan commitments to extend credit	$1,636,278
Standby and commercial letters of credit	44,186
$1,680,464

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at September 30, 2014, are as follows:

(Dollars in Thousands)	Remaining 2014	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$714	$2,689	$2,192	$1,511	$844	$537	$2,724	$11,211
Federal funds purchased	61,428							61,428
Securities sold under repurchase agreements	117,892							117,892
Federal Home Loan Bank advances	160,040	30,788	28,833	2,521	13,137	3	20,101	255,423
Subordinated debentures and term loans	172						126,702	126,874
Total	$340,246	$33,477	$31,025	$4,032	$13,981	$540	$149,527	$572,828

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  September 30, 2014, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2014
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(3)
Three-year CMT	200	(80)
Five-year CMT	200	(100)
CD's	200	(22)
FHLB advances	200	(64)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2014. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2014
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$180,134	$190,863	$174,483
Variance from base		$10,729	$(5,651)
Percent of change from base		5.96%	(3.14)%

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

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2014, and December 31, 2013. Earning assets increased by $208,624,000 in the nine months ended September 30, 2014.  Interest-bearing time deposits decreased $30,898,000, while investments increased by approximately $94,235,000. Loans and loans held for sale increased by $141,150,000. The three loan classes experiencing the largest increase from December 31, 2013, were commercial and industrial loans, residential and home equity real estate. These increases were offset primarily by decreases in three loan classes, which were agriculture production financing, real estate commercial and farmland and individuals' loans for household and other personal expenditures.

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Interest-bearing time deposits	$24,171	$55,069
Investment securities available for sale	567,996	536,201
Investment securities held to maturity	621,818	559,378
Mortgage loans held for sale	6,423	5,331
Loans	3,772,467	3,632,409
Federal Reserve and Federal Home Loan Bank stock	43,127	38,990
Total	$5,036,002	$4,827,378

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2014, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2014	305	$21.20
August, 2014	110	$19.88
September, 2014

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

(1) Filed herewith.
(2) Furnished herewith.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: November 6, 2014	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	by /s/ Mark K. Hardwick
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