Form 10-K
period 2014-12-31
FIRST MERCHANTS CORP
filed 2015-02-27
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]
Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer[ ] Non-accelerated filer [  ] Small Reporting Company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]
The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $762,144,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014).

As of February 20, 2015 there were 37,680,604 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 4, 2015

FIRST MERCHANTS CORPORATION

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank, Community Bank of Noblesville and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes 106 banking locations in twenty-six Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2014, the Corporation had consolidated assets of $5.8 billion, consolidated deposits of $4.6 billion and stockholders’ equity of $727 million.  As of December 31, 2014, the Corporation and its subsidiaries had 1,415 full-time equivalent employees.

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

On November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"). Community was headquartered in Noblesville, Indiana and had 10 full-service banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of the Corporation's common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million.

Effective November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

The details of the Community and CFS acquisitions can be found in Note 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank ("SCB"), a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation ("FDIC"), as receiver for SCB, pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits, entered into by the Bank , the FDIC as receiver of SCB and the FDIC. Additional details of this transaction can be found in Note 2. PURCHASE AND ASSUMPTION, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

On January 5, 2015, the Corporation and C Financial Corporation, an Ohio corporation (“C Financial”), entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, C Financial will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger,”) whereupon the separate corporate existence of C Financial will cease and First Merchants will survive. Immediately following the Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association continuing as the surviving bank. The Merger Agreement has been approved by the Boards of Directors of each of First Merchants and C Financial, but the consummation of the Merger is conditioned upon the approval of the C Financial shareholders and certain regulatory authorities as well as satisfaction of customary closing conditions. The Merger Agreement provides that upon the effective date of the Merger (the “Effective Date”), the shareholders of C Financial shall be entitled to receive an aggregate of $14,500,000 in cash in exchange for all of the outstanding shares of C Financial common stock, $1.00 par value. Subject to C Financial common shareholders’ approval of the Merger Agreement, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the second quarter of 2015. Additional details of this transaction can be found in Note 28. SUBSEQUENT EVENTS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

COMPETITION

The Bank is located in Indiana, Ohio and Illinois counties where other financial services companies provide similar banking services. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the Bank competes vigorously with other banks, thrift institutions, credit unions and finance companies located within its service areas.

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2014:

	Corporation	Regulatory Minimum Requirement
Tier 1 risk-based capital ratio	12.63%	4.00%
Total risk-based capital ratio	15.34%	8.00%

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

In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). Currently, these guidelines provide for a minimum Tier 1 leverage ratio of 3 percent for banks that meet specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3 percent plus an additional 1 to 2 percent. The Bank exceeded the minimum risk-based capital guidelines of the OCC as of December 31, 2014. The capital standards applicable to the Bank will begin to change on January 1, 2015 in accordance with the Basel III rules discussed above. The implementation of the new Basel III standards is not expected to have a material impact on the Corporation or the Bank.

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

PART I: ITEM 1. BUSINESS

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

As of December 31, 2014, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the OCC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Volcker Rule

In December 2013, United States banking regulators adopted final rules implementing the Volcker Rule under the Dodd-Frank Act. The Volcker Rule places certain limitations on the trading activity of insured depository institutions and their affiliates subject to certain exceptions. The restricted trading activity includes purchasing or selling certain types of securities or instruments in order to benefit from short-term price movements or to realize short-term profits. Exceptions to the Volcker Rule include trading in certain U.S. Government or other municipal securities and trading conducted in certain capacities as a broker or other agent, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities. The Volcker Rule also prohibits banking institutions from having an ownership interest in a hedge fund or private equity fund. The implementation of the new Volcker Rule did not have a material impact on the Corporation or the Bank.

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

PART I: ITEM 1. BUSINESS

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

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2014, the Corporation’s affiliates (including the Bank and other affiliates) had a total of $23,340,000 retained net profits available for 2015 dividends to the Corporation without prior regulatory approval.

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

PART I: ITEM 1. BUSINESS

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2014			2013			2012
Assets:
Interest-bearing deposits	$53,231	$124	0.2%	$74,964	$158	0.2%	$57,842	$100	0.2%
Federal reserve and federal home loan bank stock	42,142	2,124	5.0	33,620	1,488	4.4	32,819	1,408	4.3
Securities: (1)
Taxable	763,450	19,882	2.6	617,524	15,214	2.5	670,973	17,027	2.5
Tax-Exempt (2)	396,435	22,127	5.6	282,584	16,660	5.9	251,724	15,675	6.2
Total securities	1,159,885	42,009	3.6	900,108	31,874	3.5	922,697	32,702	3.5
Loans held for sale	6,681	485	7.3	16,137	770	4.8	20,648	1,024	5.0
Loans: (3)
Commercial	2,919,020	133,567	4.6	2,391,221	113,613	4.8	2,166,238	114,078	5.3
Real estate mortgage	429,384	19,812	4.6	277,520	12,375	4.5	293,384	13,848	4.7
Installment	361,484	18,175	5.0	308,233	15,994	5.2	324,553	17,795	5.5
Tax-Exempt (2)	13,511	504	3.7	15,444	605	3.9	14,993	739	4.9
Total loans	3,730,080	172,543	4.6	3,008,555	143,357	4.8	2,819,816	147,484	5.2
Total earning assets	4,985,338	216,800	4.3%	4,017,247	176,877	4.4%	3,833,174	181,694	4.7%
Net unrealized gain on securities available for sale	8,921			4,521			16,116
Allowance for loan losses	(67,969)			(68,806)			(71,038)
Cash and due from banks	87,068			73,161			66,109
Premises and equipment	75,202			57,228			51,692
Other assets	482,794			372,060			349,943
Total assets	$5,571,354			$4,455,411			$4,245,996
Liabilities:
Interest-bearing deposits:
NOW accounts	$1,066,402	$1,110	0.1%	$880,323	$941	0.1%	$814,831	$1,007	0.1%
Money market deposit accounts	776,712	1,572	0.2	603,012	1,287	0.2	501,537	1,370	0.3
Savings deposits	533,080	619	0.1	377,106	421	0.1	327,644	528	0.2
Certificates and other time deposits	1,042,539	8,377	0.8	807,764	7,404	0.9	935,713	11,895	1.3
Total interest-bearing deposits	3,418,733	11,678	0.3	2,668,205	10,053	0.4	2,579,725	14,800	0.6
Borrowings	492,128	10,164	2.1	400,580	6,516	1.6	411,915	8,813	2.1
Total interest-bearing liabilities	3,910,861	21,842	0.6	3,068,785	16,569	0.5	2,991,640	23,613	0.8
Noninterest-bearing deposits	945,222			797,435			683,295
Other liabilities	39,976			48,936			35,564
Total liabilities	4,896,059			3,915,156			3,710,499
Stockholders' Equity	675,295			540,255			535,497
Total Liabilities and Stockholders' Equity	$5,571,354	21,842	0.4	$4,455,411	16,569	0.4	$4,245,996	23,613	0.6
Net Interest Income		$194,958			$160,308			$158,081
Net Interest Margin			3.9%			4.0%			4.1%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2014, 2013 and 2012. These totals equal $7,921, $6,043 and $5,745, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: ITEM 1. BUSINESS

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average balance or average interest rate for both earning assets and interest-bearing liabilities. The volume differences were computed as the difference in volume between the current and prior year multiplied by the interest rate from the prior year. The interest rate changes were computed as the difference in rate between the current and prior year multiplied by the volume from the prior year.  Volume/rate variances have been allocated on the basis of the absolute relationship between volume variances and rate variances.

	2014 Compared to 2013 Increase (Decrease) Due To			2013 Compared to 2012 Increase (Decrease) Due To			2012 Compared to 2011 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Federal funds sold							$(3)		$(3)
Interest-bearing deposits	$(49)	$15	$(34)	$33	$25	$58	(40)	$(142)	(182)
Federal Reserve and Federal Home Loan Bank stock	411	225	636	35	45	80	17	72	89
Securities	9,393	742	10,135	(800)	(28)	(828)	1,222	(3,392)	(2,170)
Mortgage loans held for sale	(576)	291	(285)	(216)	(38)	(254)	575	(105)	470
Loans	33,894	(4,423)	29,471	9,718	(13,591)	(3,873)	3,226	(6,740)	(3,514)
Totals	43,073	(3,150)	39,923	8,770	(13,587)	(4,817)	4,997	(10,307)	(5,310)
Interest Expense:
NOW accounts	194	(25)	169	77	(143)	(66)	72	(518)	(446)
Money market deposit accounts	354	(69)	285	248	(331)	(83)	101	(288)	(187)
Savings deposits	180	18	198	72	(179)	(107)	64	(204)	(140)
Certificates and other time deposits	1,966	(993)	973	(1,477)	(3,014)	(4,491)	(1,624)	(5,084)	(6,708)
Borrowings	1,673	1,975	3,648	(237)	(2,060)	(2,297)	(1,370)	(5,426)	(6,796)
Totals	4,367	906	5,273	(1,317)	(5,727)	(7,044)	(2,757)	(11,520)	(14,277)
Change in net interest income (fully taxable equivalent basis)	$38,706	$(4,056)	34,650	$10,087	$(7,860)	2,227	$7,754	$1,213	8,967
Tax equivalent adjustment using marginal rate of 35% for 2014, 2013, and 2012			(1,878)			(298)			14
Change in net interest income			$32,772			$1,929			$8,981

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

When OTTI occurs, the amount of OTTI recognized in the income statement depends on whether the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell, or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors has been recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2014.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

PART I: ITEM 1. BUSINESS

In determining the fair value of the investment securities portfolio, the Corporation utilizes a third party for portfolio accounting services, including market value input, for those securities classified as Level I and Level II in the fair value hierarchy.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor classified these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis; and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.   Fair value of securities classified as Level 3 in the valuation hierarchy were determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

The Corporation continues to evaluate the portfolio for OTTI on an ongoing basis. In 2014, the Corporation sold all but one of its trust preferred securities, which resulted in gains of $1.9 million. These securities had previous OTTI of $9.4 million. The one remaining trust preferred security has no remaining book value as a result of OTTI of approximately $500,000 taken in 2009.

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
U.S. Government-sponsored agency securities	$100	$9		$109
State and municipal	216,915	11,801	$123	228,593
U.S. Government-sponsored mortgage-backed securities	310,460	8,771	127	319,104
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	529,212	20,581	250	549,543
Held to maturity at December 31, 2014
State and municipal	204,443	5,716	96	210,063
U.S. Government-sponsored mortgage-backed securities	426,645	11,527	512	437,660
Total held to maturity	631,088	17,243	608	647,723
Total Investment Securities	$1,160,300	$37,824	$858	$1,197,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
U.S. Government-sponsored agency securities	$4,475	$165		$4,640
State and municipal	148,187	10,025	$18	158,194
U.S. Government-sponsored mortgage-backed securities	337,631	10,994	46	348,579
Corporate obligations	6,105		5,881	224
Equity securities	1,706			1,706
Total available for sale	498,104	21,184	5,945	513,343
Held to maturity at December 31, 2012
State and municipal	117,227	5,489	1	122,715
U.S. Government-sponsored mortgage-backed securities	243,793	11,681	15	255,459
Total held to maturity	361,020	17,170	16	378,174
Total Investment Securities	$859,124	$38,354	$5,961	$891,517

PART I: ITEM 1. BUSINESS

The cost and yields for Federal Reserve and Federal Home Loan Bank stock are included in the table below.

	2014		2013		2012
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank stock at December 31:
Federal Reserve Bank stock	$18,949	6.0%	$13,287	6.0%	$13,261	6.0%
Federal Home Loan Bank stock	22,404	5.1%	25,703	2.0%	19,524	2.0%
Total	$41,353	5.5%	$38,990	3.4%	$32,785	3.6%

Federal Reserve and Federal Home Loan Bank stock have been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2014, 2013 or 2012 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2014 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2014
U.S. Government-sponsored agency securities			$109	4.9%
State and municipal	$3,122	5.0%	9,731	5.3%	$50,889	5.5%
Corporate obligations	31	0.0%
	$3,153	5.0%	$9,840	5.3%	$50,889	5.5%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$109	4.9%
State and municipal	$164,851	5.3%			228,593	5.3%
Equity securities			$1,706	1.8%	1,706	1.8%
Corporate obligations					31	—%
U.S. Government-sponsored mortgage-backed securities			319,104	2.9%	319,104	2.9%
	$164,851	5.3%	$320,810	2.9%	$549,543	3.9%

	Within 1 Year		1-5 Years		5-10 Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2014
State and municipal	$6,258	3.2%	$18,440	4.4%	$85,997	6.1%
U.S. Government-sponsored mortgage-backed securities
	$6,258	3.2%	$18,440	4.4%	$85,997	6.1%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
State and municipal	$93,748	5.2%			$204,443	5.4%
U.S. Government-sponsored mortgage-backed securities			$426,645	2.9%	426,645	2.9%
	$93,748	5.2%	$426,645	2.9%	$631,088	3.7%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 35 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2014
State and municipal	$1,256	$7	$9,850	$116	$11,106	$123
U.S. Government-sponsored mortgage-backed securities	2,186	13	5,447	114	7,633	127
Total temporarily impaired available for sale securities	3,442	20	15,297	230	18,739	250
Temporarily Impaired Held to Maturity Securities at December 31, 2014
State and municipal	5,119	96	250		5,369	96
U.S. Government-sponsored mortgage-backed securities	9,791	82	38,491	430	48,282	512
Total temporarily impaired held to maturity securities	14,910	178	38,741	430	53,651	608
Total temporarily impaired investment securities	$18,352	$198	$54,038	$660	$72,390	$858

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2013
U.S. Treasury	$4,875	$21			$4,875	$21
U.S. Government-sponsored agency securities	3,433	17			3,433	17
State and municipal	111,791	3,840	$583	$56	112,374	3,896
U.S. Government-sponsored mortgage-backed securities	117,866	1,701	2,683	272	120,549	1,973
Corporate obligations			2,711	3,636	2,711	3,636
Total Temporarily Impaired Available for Sale Securities	237,965	5,579	5,977	3,964	243,942	9,543
Temporarily Impaired Held to Maturity Securities at December 31, 2013
State and municipal	17,318	91	184		17,502	91
U.S. Government-sponsored mortgage-backed securities	213,048	3,462	2,640	260	215,688	3,722
Total temporarily impaired held to maturity securities	230,366	3,553	2,824	260	233,190	3,813
Total temporarily impaired investment securities	$468,331	$9,132	$8,801	$4,224	$477,132	$13,356

PART I: ITEM 1. BUSINESS

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio for the years indicated:

	2014		2013		2012		2011		2010
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$896,688	22.8%	$761,705	21.0%	$622,579	21.5%	$532,523	19.6%	$530,322	18.7%
Agricultural production financing and other loans to farmers	104,927	2.7	114,348	3.1	112,527	3.9	104,526	3.9	95,516	3.4
Real estate loans:
Construction	207,221	5.3	177,082	4.9	98,639	3.4	81,780	3.0	106,615	3.8
Commercial and farmland	1,672,661	42.6	1,611,809	44.4	1,266,682	43.6	1,194,230	44.0	1,229,037	43.3
Residential	647,315	16.5	616,385	17.0	473,537	16.3	481,493	17.7	522,051	18.4
Home equity	286,529	7.3	255,223	7.0	203,406	7.0	191,631	7.1	201,969	7.1
Individuals' loans for household and other personal expenditures	73,400	1.9	69,783	1.9	75,748	2.6	84,172	3.1	115,295	4.1
Lease financing receivables, net of unearned income	1,106		1,545		2,590	0.1	3,555	0.1	5,157	0.2
Other loans	35,018	0.9	24,529	0.7	46,501	1.6	39,505	1.5	29,721	1.0
Loans	3,924,865	100.0%	3,632,409	100.0%	2,902,209	100.0%	2,713,415	100.0%	2,835,683	100.0%
Allowance for loan losses	(63,964)		(67,870)		(69,366)		(70,898)		(82,977)
Net Loans	$3,860,901		$3,564,539		$2,832,843		$2,642,517		$2,752,706

Residential Real Estate Loans Held for Sale at December 31, 2014, 2013, 2012, 2011 and 2010 were $7,235,000, $5,331,000, $22,300,000, $17,864,000, and $21,469,000, respectively.

The Bank acquired $113.0 million of loans at a fair value discount of $19.2 million as part of the February 10, 2012 SCB transaction. The November 12, 2013 CFS acquisition included loans of $639.6 million and a fair value discount of $36.5 million. The assets acquired in the November 7, 2014 Community transaction included $153.9 million in loans which were acquired at a fair value discount of $8.8 million. Loans evidencing deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the above table.

The majority of the Corporation’s portfolio is comprised of loans secured by commercial and farmland real estate, commercial and industrial loans and loans secured by residential real estate. Commercial and farmland real estate loans made up 42.6 percent and 44.4 percent of loans at December 31, 2014 and 2013, respectively. Commercial and industrial loans made up 22.8 percent and 21.0 percent of loans and residential real estate loans, including home equity, made up 23.8 percent and 24.0 percent of loans at December 31, 2014 and 2013, respectively. The Bank generates loans from customers primarily in central and northwest Indiana, northeast Illinois and central Ohio.  The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2014. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$664,359	$166,593	$65,736	$896,688
Agriculture production financing and other loans to farmers	87,738	16,334	855	104,927
Real estate loans:
Construction	188,337	14,819	4,065	207,221
Commercial and farmland	651,626	797,429	223,606	1,672,661
Other loans	5,778	10,529	18,711	35,018
Total	$1,597,838	$1,005,704	$312,973	$2,916,515

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$668,215	$275,248
Variable rate	337,489	37,725
Total	$1,005,704	$312,973

PART I: ITEM 1. BUSINESS

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2014	2013	2012	2011	2010
Non-Performing Assets:
Non-accrual loans	$48,789	$56,402	$53,399	$69,592	$90,591
Renegotiated loans	1,992	3,048	12,681	14,308	7,139
Non-performing loans (NPL)	50,781	59,450	66,080	83,900	97,730
Other real estate owned	19,293	22,246	13,263	16,289	20,927
Non-performing assets (NPA)	70,074	81,696	79,343	100,189	118,657
90+ days delinquent and still accruing	4,663	1,350	2,037	580	1,330
NPAs & 90+ days delinquent	$74,737	$83,046	$81,380	$100,769	$119,987
Impaired loans	$116,223	$119,755	$79,179	$79,775	$116,204

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2014, non-accrual loans and other real estate owned of $48,789,000 and $19,293,000 include assets acquired from Community of $5,674,000 and $6,662,000, respectively. At December 31, 2013, non-accrual loans and other real estate owned of $56,402,000 and $22,246,000 include assets acquired from CFS of $22,703,000 and $12,889,000, respectively. At December 31, 2012, non-accrual loans and other real estate owned of $53,399,000 and $13,263,000 include assets acquired from SCB of $4,219,000 and $160,000, respectively.

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

For the year ended December 31, 2014, interest income of $1,488,000 was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $6,127,000 would have been recognized under their original loan terms.

At December 31, 2014, the commercial impaired loan total of $116,223,000 included $17,027,000 in loans acquired from Community. At December 31, 2013, the commercial impaired loan total of $119,755,000 included $69,448,000 in loans acquired from CFS. At December 31, 2012, the commercial impaired loan total of $79,179,000 included $17,334,000 in loans acquired from SCB. Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings. A loan is deemed impaired under ASC 310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  A specific allowance for losses was not deemed necessary for a subset of the impaired loans totaling $102,793,000, but a specific allowance of $2,769,000 was recorded for the remaining balance of $13,430,000 and is included in the Corporation’s allowance for loan losses at December 31, 2014.  A specific allowance totaling $650,000 was recorded on loans acquired from CFS with deteriorated credit quality in 2013, while no specific allowance was recorded on loans acquired with deteriorated credit quality from SCB in 2012 or Community in 2014. The average balance of the aforementioned total impaired loans for 2014 was $122,571,000.

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

In addition to the impaired loans discussed above, management also identified loans totaling $161,860,000 as of December 31, 2014 that were deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns as to the borrower’s ability to comply with present repayment terms, whether or not those concerns rise to the level of serious doubt.

See additional information regarding loan credit quality in Note 6. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated:

(Dollars in Thousands)	2014	2013	2012	2011	2010
Allowance for loans losses:
Balances, January 1	$67,870	$69,366	$70,898	$82,977	$92,131
Charge offs:
Commercial (1)	7,246	6,117	8,311	9,818	22,832
Commercial real estate (2)	6,608	7,493	12,322	29,807	32,823
Consumer	657	623	1,130	1,441	2,426
Residential	2,869	3,886	5,475	7,407	9,437
Finance leases	2	15	34		54
Total Charge Offs	17,382	18,134	27,272	48,473	67,572
Recoveries:
Commercial (3)	5,435	4,586	1,744	8,828	6,750
Commercial real estate (4)	3,297	3,552	3,652	2,811	1,420
Consumer	377	556	695	942	938
Residential	1,783	1,292	1,113	1,176	2,827
Finance leases	24	4	2	7
Total Recoveries	10,916	9,990	7,206	13,764	11,935
Net charge offs	6,466	8,144	20,066	34,709	55,637
Provisions for loan losses	2,560	6,648	18,534	22,630	46,483
Balance at December 31	$63,964	$67,870	$69,366	$70,898	$82,977
Ratio of net charge offs during the period to average loans outstanding during the period	0.17%	0.27%	0.71%	1.26%	1.82%

See the information regarding the analysis of loan loss experience in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

_______________________________

(1) Category includes the charge offs for commercial and industrial, agricultural production financing and other loans to farmers and other non-consumer loans.

(2) Category includes the charge offs for construction, commercial and farmland.

(3) Category includes the recoveries for commercial and industrial, agricultural production financing and other loans to farmers and other non-consumer loans.

(4) Category includes the recoveries for construction, commercial and farmland.

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2014, 2013, 2012, 2011 and 2010.

	2014		2013		2012		2011		2010
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$28,824	26.4%	$27,176	24.8%	$25,913	26.9%	$17,731	24.9%	$32,508	23.1%
Commercial real estate	19,327	47.9	23,102	49.3	26,703	47.1	37,919	47.1	36,341	47.1
Consumer	2,658	1.9	2,515	1.9	2,593	2.6	2,902	3.1	3,622	4.1
Residential	13,152	23.8	15,077	24.0	14,157	23.3	12,343	24.8	10,408	25.5
Finance leases	3					0.1	3	0.1	98	0.2
Totals	$63,964	100.0%	$67,870	100.0%	$69,366	100.0%	$70,898	100.0%	$82,977	100.0%

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2014, the only concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System (“NAICS code”) in excess of 10 percent of loans were Lessors of Nonresidential Buildings and Lessors of Residential Buildings and Dwellings.

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

PROVISION FOR LOAN LOSSES

In banking, loan losses are a cost of doing business. Although Bank management emphasizes the early detection and charge off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses net of recoveries are deducted from the established allowance. Over time, all net loan losses are charged to earnings. During the year, an estimate of the expected losses for the year serves as a starting point in determining the appropriate level of the provision for loan losses. Based on management’s judgment as to the appropriate level of the allowance for loan losses the amount actually provided in any period may be greater or less than net loan losses for the same period. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. See additional information in the “Provision and Allowance For Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 2014, 2013 and 2012 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2014, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of deposit and other time deposits	$50,767	$33,463	$60,380	$116,075	$260,685
Percent	19%	13%	23%	45%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within Part II: Item 6. SELECTED FINANCIAL DATA of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2014	2013	2012
Balance at December 31:
Federal funds purchased	$15,381	$125,645	$18,862
Securities sold under repurchase agreements (short-term portion)	124,539	148,672	131,828
Federal Home Loan Bank advances (short-term portion)	30,701	26,272	1,434
Subordinated debentures and term loans (short-term portion)	108	105	459
Total short-term borrowings	$170,729	$300,694	$152,583

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to short-term borrowings is summarized below:

(Dollars in Thousands)	2014	2013	2012
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	0.3%	0.3%	0.2%
Securities sold under repurchase agreements (short-term portion)	0.3%	0.5%	0.2%
Federal Home Loan Bank advances (short-term portion)	2.0%	1.1%	2.0%
Subordinated debentures and term loans (short-term portion)
Total short-term borrowings	0.6%	0.5%	0.2%
Weighted Average Interest Rate During the Year:
Federal funds purchased	0.4%	0.4%	0.3%
Securities sold under repurchase agreements (short-term portion)	0.4%	0.6%	0.3%
Federal Home Loan Bank advances (short-term portion)	0.9%	0.8%	3.4%
Subordinated debentures and term loans (short-term portion)			2.9%
Total short-term borrowings	0.6%	0.6%	0.9%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$121,192	$125,645	$87,571
Securities sold under repurchase agreements (short-term portion)	155,941	151,813	150,126
Federal Home Loan Bank advances (short-term portion)	190,709	76,272	52,504
Subordinated debentures and term loans (short-term portion)	470	459	79,467
Total short-term borrowings	$468,312	$354,189	$369,668
Average Amount Outstanding During the year:
Federal funds purchased	$44,674	$26,789	$20,072
Securities sold under repurchase agreements (short-term portion)	130,910	140,126	134,555
Federal Home Loan Bank advances (short-term portion)	96,284	22,807	20,869
Subordinated debentures and term loans (short-term portion)	232	187	19,337
Total short-term borrowings	$272,100	$189,909	$194,833

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

PART I: ITEM 1A. AND ITEM 1B.

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

PART I: ITEM 1A. AND ITEM 1B.

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

At December 31, 2014, the Corporation had goodwill of $202,724,000 recorded on its consolidated balance sheet. Under ASC 340-20, Other Assets and Deferred Costs, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A. AND ITEM 1B.

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

The Bank conducts business through numerous facilities owned and leased.  Of the106 banking offices operated by the Bank, 78 are owned and 28 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2014 was $77,691,000.

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

Michael C. Rechin, 56, President and Chief Executive Officer, Corporation
Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 44, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 49, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

John J. Martin, 48, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 46, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Kimberly J. Ellington, 55, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since 2004; Vice President and Director of Human Resources of the Corporation from 1999 to 2004.

Jeffrey B. Lorentson, 51, Senior Vice President and Chief Risk Officer, Corporation
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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index, the SNL Bank $1B - $5B index, and the SNL Bank $5B - $10B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2009 and tracks it through December 31, 2014.

		Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
First Merchants Corporation	$100.00	$149.93	$144.04	$254.35	$393.46	$399.45
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81
SNL Bank $5B-$10B	100.00	108.48	107.66	126.64	195.38	201.25

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared (1)
Quarter	2014	2013	2014	2013	2014	2013
First quarter	$22.66	$15.97	$19.74	$14.51	$0.05	$0.03
Second quarter	22.80	17.48	19.38	14.08	0.08	0.05
Third quarter	22.10	19.15	19.46	16.67	0.08	0.05
Fourth quarter	23.39	23.35	19.94	17.34	0.08	0.05

Numbers rounded to nearest cent when applicable.

The table above lists per share prices and dividend payments during 2014 and 2013. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 20, 2015, the number of shares outstanding was 37,680,604.   There were 5,676 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

There were no purchases of the Corporation’s common stock by or on behalf of the Corporation during the quarter ended December 31, 2014.

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

PART II: ITEM 5. AND ITEM 6.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	737,931	$20.99	752,634
Total	737,931	$20.99	752,634

PART II: ITEM 5. AND ITEM 6.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in Thousands, Except Share Data)	2014	2013	2012	2011	2010
Operations (1) (2) (3)
Net interest income fully taxable equivalent (FTE) basis	$194,958	$160,308	$158,081	$149,114	$149,434
Less tax equivalent adjustment	7,921	6,043	5,745	5,759	5,865
Net interest income	187,037	154,265	152,336	143,355	143,569
Provision for loan losses	2,560	6,648	18,534	22,630	46,483
Net interest income after provision for loan losses	184,477	147,617	133,802	120,725	97,086
Total other income	65,667	54,809	64,302	49,120	48,544
Total other expenses	168,592	143,219	137,115	135,938	142,311
Income before income tax expense (benefit)	81,552	59,207	60,989	33,907	3,319
Income tax expense (benefit)	21,390	14,677	15,867	8,655	(3,590)
Net income	60,162	44,530	45,122	25,252	6,909
Gain on exchange of preferred stock to trust preferred debt					11,353
Loss on CPP unamortized discount				(1,401)	(1,301)
Loss on extinguishment of trust preferred securities				(10,857)
Preferred stock dividends and discount accretion		(2,380)	(4,539)	(3,981)	(5,239)
Net income available to common stockholders	$60,162	$42,150	$40,583	$9,013	$11,722

Per Share Data
Basic net income available to common stockholders	$1.66	$1.42	$1.42	$0.34	$0.48
Diluted net income available to common stockholders	1.65	1.41	1.41	0.34	0.48
Cash dividends paid - common	0.29	0.18	0.10	0.04	0.04
December 31 book value - common	19.29	17.67	16.08	14.83	15.11
December 31 tangible book value - common	13.65	12.17	10.95	9.64	9.21
December 31 market value (bid price) - common	22.75	22.72	14.84	8.47	8.86

Average Balances (1) (2) (3)
Total assets	$5,571,354	$4,455,411	$4,245,996	$4,143,850	$4,271,715
Total Loans (4)	3,730,080	3,008,555	2,819,816	2,748,684	3,050,850
Earning assets	4,985,338	4,017,247	3,833,174	3,744,027	3,862,493
Total deposits	4,363,955	3,465,640	3,263,020	3,175,762	3,337,747
Total stockholders' equity	675,295	540,255	535,497	478,440	470,379

Year-End Balances (1) (2) (3)
Total assets	$5,824,127	$5,437,262	$4,304,821	$4,173,076	$4,170,848
Total Loans (4)	3,932,100	3,637,740	2,924,509	2,731,279	2,857,152
Allowance for loan losses	63,964	67,870	69,366	70,898	82,977
Total deposits	4,640,694	4,231,468	3,346,383	3,134,655	3,268,880
Total stockholders' equity	726,827	634,923	552,236	514,467	454,408

Financial Ratios (1) (2) (3)
Return on average assets	1.08%	0.95%	0.96%	0.22%	0.27%
Return on average stockholders' equity	8.91	7.80	7.58	1.88	2.49
Average earning assets to total assets	89.48	90.17	90.28	90.35	90.42
Allowance for loan losses as % of total loans	1.63	1.87	2.37	2.60	2.90
Dividend payout ratio	17.58	12.77	7.09	11.76	8.33
Average stockholders' equity to average assets	12.12	12.13	12.61	11.55	11.01
Tax equivalent yield on earning assets	4.35	4.40	4.74	4.99	5.32
Cost of supporting liabilities	0.44	0.41	0.62	1.01	1.45
Net interest margin on earning assets	3.91	3.99	4.12	3.98	3.87

(1) Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation ("FDIC"), as receiver for SCB Bank, pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC. Under the terms of the Agreement, the Bank acquired $147.7 million in assets, including approximately $11.9 million of cash and cash equivalents, $18.9 million of marketable securities, $1.8 million in Federal Home Loan Bank stock, $113.0 million in loans and $2.1 million of premises and other assets. The asset balances are book balances and do not reflect the fair value discount of $29.0 million from book value. The Bank assumed approximately $135.7 million of liabilities, including $125.9 million in customer deposits, $9.6 million of other borrowings and $402,000 in other liabilities. The bid accepted by the FDIC included no deposit premium.

(2) Effective November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million. The details of the acquisition can be found in Note 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

(3) Effective November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"). Community was headquartered in Noblesville, IN and had 10 banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at $35.0 million, for a total purchase price of approximately $49.2 million. The details of the acquisition can be found in Note 3. BUSINESS COMBINATIONS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

(4) Includes loans held for sale.

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

RESULTS OF OPERATIONS – 2014

Net income available to stockholders was $60.2 million, or $1.65 per fully diluted common share, an increase of $18.0 million compared to $42.2 million, or $1.41 per fully diluted common share in 2013. On November 12, 2013, the Corporation acquired CFS Bancorp, Inc. ("CFS"), and on November 7, 2014, the Corporation acquired Community Bancshares, Inc. ("Community"). Details of both transactions are included in Note 3. BUSINESS COMBINATIONS, included within the Notes to Consolidated Condensed Financial Statements included as Item 8 of this Annual Report on Form 10-K.

As of December 31, 2014, total assets equaled $5.8 billion, an increase of $386.9 million from December 31, 2013.  Loans and investments, the Corporation’s primary earning assets, totaled $5.1 billion, an increase of $379.4 million from the prior year’s total of $4.7 billion.  Investments increased $85.1 million and total loans increased $294.3 million.  The Corporation acquired $145.1 million in loans as a result of the Community acquisition.

The Corporation’s allowance for loan losses totaled $64.0 million as of December 31, 2014. The allowance provides 131.1 percent coverage of all non-accrual loans and 1.63 percent of total loans.  Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation recognized increases in goodwill and core deposit intangible of $13.8 million and $4.7 million, respectively, as a result of the Community acquisition.

At December 31, 2014, other real estate owned totaled $19.3 million, a decrease of $2.9 million from the December 31, 2013 balance of $22.2 million. Included in the December 31, 2014 balance was $6.7 million acquired in the Community acquisition.

Taxes, both current and deferred, decreased in 2014 by $14.7 million. Details related to the change in taxes are discussed within the “Income Taxes” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in Note 22. INCOME TAX of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Other assets of $20.8 million at December 31, 2014, decreased $8.2 million from December 31, 2013. Included in the decrease was an $11.1 million decrease in prepaid pension expense. Additional details related to the prepaid pension expense are discussed in Note 21. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS, of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Deposits increased $409.2 million from December 31, 2013, while borrowings decreased $111.3 million during the same period. As part of the Community acquisition, the Bank acquired deposits of $228.4 million.

As part of the Community acquisition, the Corporation issued approximately 1.6 million shares of common stock valued at $35.0 million. Additional details of this transaction are discussed in Note 16. STOCKHOLDERS' EQUITY of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

The Corporation’s allowance for loan losses totaled $67.9 million as of year end 2013. The allowance provides 120.3 percent coverage of all non-accrual loans and 1.87 percent of total loans.  Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

Deposits increased $885.1 million from December 31, 2012. As part of the CFS acquisition, the Bank acquired deposits of $955.7 million. Additional details related to the change are discussed within the “Deposits and Borrowings” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

In three separate transactions during 2013, the Corporation redeemed all 90,782.94 outstanding shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") held by the U.S. Department of the Treasury (the "Treasury"). The Series B Preferred Stock had been issued to the Treasury in September of 2011 as part of the Corporation's participation in the Small Business Lending Fund Program ("SBLF"). Additional details related to the Corporation's SBLF related Preferred Stock redemptions are discussed in Note 16. STOCKHOLDERS' EQUITY, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2014.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2014			2013			2012
Assets:
Interest-bearing deposits	$53,231	$124	0.2%	$74,964	$158	0.2%	57,842	100	0.2%
Federal reserve and federal home loan bank stock	42,142	2,124	5.0	33,620	1,488	4.4	32,819	1,408	4.3
Securities: (1)
Taxable	763,450	19,882	2.6	617,524	15,214	2.5	670,973	17,027	2.5
Tax-Exempt (2)	396,435	22,127	5.6	282,584	16,660	5.9	251,724	15,675	6.2
Total securities	1,159,885	42,009	3.6	900,108	31,874	3.5	922,697	32,702	3.5
Loans held for sale	6,681	485	7.3	16,137	770	4.8	20,648	1,024	5.0
Loans: (3)
Commercial	2,919,020	133,567	4.6	2,391,221	113,613	4.8	2,166,238	114,078	5.3
Real estate mortgage	429,384	19,812	4.6	277,520	12,375	4.5	293,384	13,848	4.7
Installment	361,484	18,175	5.0	308,233	15,994	5.2	324,553	17,795	5.5
Tax-Exempt (2)	13,511	504	3.7	15,444	605	3.9	14,993	739	4.9
Total loans	3,730,080	172,543	4.6	3,008,555	143,357	4.8	2,819,816	147,484	5.2
Total earning assets	4,985,338	216,800	4.3%	4,017,247	176,877	4.4%	3,833,174	181,694	4.7%
Net unrealized gain on securities available for sale	8,921			4,521			16,116
Allowance for loan losses	(67,969)			(68,806)			(71,038)
Cash and due from banks	87,068			73,161			66,109
Premises and equipment	75,202			57,228			51,692
Other assets	482,794			372,060			349,943
Total assets	$5,571,354			$4,455,411			$4,245,996
Liabilities:
Interest-bearing deposits:
NOW accounts	$1,066,402	$1,110	0.1%	$880,323	$941	0.1%	$814,831	$1,007	0.1%
Money market deposit accounts	776,712	1,572	0.2	603,012	1,287	0.2	501,537	1,370	0.3
Savings deposits	533,080	619	0.1	377,106	421	0.1	327,644	528	0.2
Certificates and other time deposits	1,042,539	8,377	0.8	807,764	7,404	0.9	935,713	11,895	1.3
Total interest-bearing deposits	3,418,733	11,678	0.3	2,668,205	10,053	0.4	2,579,725	14,800	0.6
Borrowings	492,128	10,164	2.1	400,580	6,516	1.6	411,915	8,813	2.1
Total interest-bearing liabilities	3,910,861	21,842	0.6	3,068,785	16,569	0.5	2,991,640	23,613	0.8
Noninterest-bearing deposits	945,222			797,435			683,295
Other liabilities	39,976			48,936			35,564
Total liabilities	4,896,059			3,915,156			3,710,499
Stockholders' Equity	675,295			540,255			535,497
Total Liabilities and Stockholders' Equity	$5,571,354	21,842	0.4	$4,455,411	16,569	0.4	$4,245,996	23,613	0.6
Net Interest Income		$194,958			$160,308			$158,081
Net Interest Margin			3.9%			4.0%			4.1%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2014, 2013 and 2012. These totals equal $7,921, $6,043 and $5,745, respectively.

(3) Non-accruing loans have been included in the average balances.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2014, asset yields decreased 5 basis points on a fully taxable equivalent basis (FTE) and interest cost increased 3 basis points, resulting in an 8 basis points decrease in net interest margin compared to 2013. In 2013, average earning assets only included approximately six weeks of averages related to assets acquired from CFS; however, 2014 included an entire year of averages. Average earning assets increased $968,091,000 and were a result of larger loan and investment portfolios, which has positive volume variances of $33,894,000 and $9,393,000, respectively. In addition, a low interest rate environment produced a negative rate variance of $5,934,000 (FTE), resulting in a net increase of $32,772,000 (FTE) in net interest income.

In 2013, asset yields decreased 34 basis points on fully taxable equivalent basis (FTE) and interest cost decreased 21 basis points, resulting in a 13 basis point decrease in net interest margin compared to 2012. An increase in earnings assets, primarily due to a larger loan portfolio as a result of the CFS transaction, resulted in a positive volume variance of $10,087,000. In addition, a low interest rate environment produced a negative rate variance of $8,158,000 (FTE), resulting in a net increase of $1,929,000 in net interest income.

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-Interest income increased $10.9 million, or 19.8 percent, in 2014 compared to 2013. The November 12, 2013 acquisition of CFS was the largest contributing factor to the year-over-year increase.

Significant increases realized during 2014 when compared to 2013 included service charge income, other customer fees (primarily electronic card interchange fees and investment brokerage fees) and other income, including gains on sale of other real estate owned, totaling $3.3 million, $3.8 million and $1.5 million, respectively. Additionally, gains on the sale of investment securities increased $3.1 million from 2013 to 2014. Additional details on investment securities can be found in Note 5. INVESTMENT SECURITIES, included within the Notes to Consolidated Condensed Financial Statements of this form 10-K. Finally, 2014 earnings on cash surrender value of life insurance increased $1.0 million from the previous year, primarily due to receipt of an $846,000 death benefit from Bank Owned Life Insurance during the period.

Partially offsetting the year-over-year increases was a $2.6 million decrease in net gains recognized on the sale of mortgage loans. Mortgage origination and refinance volumes decreased from 2013 levels as a result of interest rate and economic factors.

The November 7, 2014 Community acquisition resulted in $201,000 of non-interest income during the last seven weeks of 2014.

In 2013, non-interest income decreased $9.5 million, or 14.8 percent in comparison to 2012.  The largest item contributing to the decrease was a gross purchase gain of $9.1 million recognized in 2012 from the purchase of certain assets and assumption of certain liabilities of SCB Bank. Details of this transaction are included within Note 2. PURCHASE AND ASSUMPTION of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

The November 12, 2013 CFS acquisition resulted in $1.2 million of non-interest income during the last seven weeks of 2013. Of this $1.2 million, the largest components were $581,000 of customer service charges and $325,000 of electronic interchange fees.

Non-Interest Expenses

Non-interest expenses increased $25.4 million, or 17.7 percent, in 2014 compared to 2013. As with non-interest income, the CFS acquisition was the most significant factor in the year-over-year increase.

In 2014, salaries and employee benefits increased $11.1 million, or 13.0 percent, over 2013 due to the addition of CFS employees since the acquisition. The Corporation also experienced a $3.5 million increase in net occupancy expense, as 20 banking center locations were added to the Bank’s footprint as a result of the CFS acquisition. In addition to the non-interest expense increases associated with operating a larger organization, 2014 included $1.5 million of non-recurring expenses associated with the CFS acquisition.

Additionally, the Community acquisition resulted in $2.2 million of one-time expenses in 2014. Furthermore, Community added $646,000 of non-interest expense in the last seven weeks of 2014.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2013, non-interest expenses increased $6.1 million, or 4.5 percent, compared to 2012.  Salaries and employee benefits increased by $6.0 million, with the largest factor being $2.5 million of non-recurring severance expenses related to the CFS acquisition. In addition, salaries and employee benefits increased by $2.1 million due to the addition of CFS employees since acquisition.  Additionally, professional and other outside services were $2.1 million higher in 2013 than 2012 due primarily to expenses associated with the acquisition and integration of CFS.

The increases in salary and employee benefits and other expenses were offset by year over year declines in other real estate owned and credit-related expenses of $1.5 million and FDIC assessment expense of $647,000.

Overall, the CFS acquisition, resulted in $8.9 million of non-interest expense during 2013.

Income Tax Expense

Income tax expense in 2014 was $21,390,000 on pre-tax income of $81,552,000, or 26.2 percent.   For the same period in 2013, income tax expense was $14,677,000 on pre-tax income of $59,207,000, or 24.8 percent.   Additional details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in Note 22. INCOME TAX of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

CAPITAL

To be categorized as well capitalized, the Bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively. The Corporation’s regulatory capital exceeded the regulatory “well capitalized” standard at December 31, 2014.  See additional information on the Corporation’s and Bank’s capital ratios in Note 18. REGULATORY CAPITAL, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.  The Corporation's Tier I capital to average assets ratio was 10.15 percent and 10.20 percent at December 31, 2014 and 2013, respectively.

At December 31, 2014, the Corporation had a Tier I risk-based capital ratio of 12.63 percent and total risk-based capital ratio of 15.34 percent, compared to 11.71 percent and 14.54 percent, respectively, at December 31, 2013.  Regulatory capital guidelines require a Tier I risk-based capital ratio of at least 4 percent and a total risk-based capital ratio of at least 8 percent.

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

On November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.7 million. This transaction resulted in a core deposit intangible of $7,313,000 and goodwill of $47,573,000.

On November 22, 2013, the Corporation redeemed the final 34,043 shares of the Series B Preferred Stock held by the Treasury at an aggregate redemption price of $34,043,000 plus accrued but unpaid dividends. There are no shares of the Corporation's Series B Preferred Stock currently outstanding.

On November 7, 2014, the Corporation acquired 100 percent of Community. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million.

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

	December 31,	December 31,
(Dollars in Thousands, Except Per Share Amounts)	2014	2013
Average goodwill	$191,033	$147,785
Average core deposit intangible (CDI)	13,323	8,367
Average deferred tax on CDI	(5,002)	(2,633)
Intangible adjustment	$199,354	$153,519
Average stockholders' equity (GAAP capital)	$675,295	$540,225
Average cumulative preferred stock	(125)	(125)
Average non-cumulative preferred stock issued under the small business lending fund		(47,412)
Intangible adjustment	(199,354)	(153,519)
Average tangible capital	$475,816	$339,169
Average assets	$5,571,354	$4,455,411
Intangible adjustment	(199,354)	(153,519)
Average tangible assets	$5,372,000	$4,301,892
Net Income available to common stockholders	$60,162	$42,150
CDI amortization, net of tax	1,395	892
Tangible net income (loss) available to common stockholders	$61,557	$43,042
Diluted earnings per share	$1.65	$1.41
Diluted tangible earnings per share	$1.68	$1.43
Return on average GAAP capital	8.91%	7.80%
Return on average tangible capital	12.94%	12.69%
Return on average assets	1.08%	0.95%
Return on average tangible assets	1.15%	1.00%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital. Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

LOAN QUALITY/PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

Loan Quality

The quality and amount of non-performing loans may increase or decrease going forward as a result of acquisitions, organic portfolio growth, problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors such as economic conditions, or internal factors specific to a particular borrower, such as the actions of a customer's management.

At December 31, 2014, non-performing loans totaled $50,781,000 and included $5,674,000 of non-accrual loans acquired in the Community transaction. The increase in non-performing loans due to the acquired non-accruals was offset by a $13,287,000 decrease in non-accruals in the existing portfolio, contributing to a $8,669,000 decrease in non-performing loans from December 31, 2013. Non-accrual loans totaled $48,789,000 at December 31, 2014. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 120.3 percent at December 31, 2013 to 131.1 percent at December 31, 2014.  See additional information in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Other real estate owned totaling $19,293,000 at December 31, 2014, declined $2,953,000 during the twelve month period despite the addition of $6,662,000 of real estate assets acquired in the Community acquisition.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90 or more days at December 31, 2014 increased $3,313,000 to $4,663,000 from the December 31, 2013 balance of $1,350,000. Commercial and industrial loans 90+ days delinquent and accruing increased to $2,985,000 at December 31, 2014 from the December 31, 2013 balance of zero. Renegotiated loans decreased $1,056,000 as the amount of new troubled debt restructurings during the period was outpaced by the continued performance of troubled debt restructurings from prior periods.

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

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At December 31, 2014, commercial impaired loans totaled $116,223,000, including $17,027,000 in loans acquired in the Community transaction. At December 31, 2014, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $102,793,000 as there was no identified loss on these credits. An allowance of $2,769,000 was recorded for the remaining balance of these impaired loans totaling $13,430,000 and is included in the Corporation’s allowance for loan losses.

At December 31, 2014, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $74,737,000; a decrease of $8,309,000 from December 31, 2013 as noted in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2014	2013
Non-Performing Assets:
Non-accrual loans	$48,789	$56,402
Renegotiated loans	1,992	3,048
Non-performing loans (NPL)	50,781	59,450
Other real estate owned	19,293	22,246
Non-performing assets (NPA)	70,074	81,696
90+ days delinquent and still accruing	4,663	1,350
NPAs & 90+ days delinquent	$74,737	$83,046
Impaired loans (includes substandard, doubtful and loss)	$116,223	$119,755

The composition of non-performing assets and 90-day delinquent loans is reflected in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2014	2013
Non Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$10,033	$9,317
Agricultural production financing and other loans to farmers	5,800	30
Real estate loans
Construction	8,363	12,730
Commercial and farmland	30,400	43,229
Residential	17,079	15,340
Home equity	2,802	1,977
Individual's loans for household and other personal expenditures	260	259
Lease financing receivables, net of unearned income
Other loans		164
Non performing assets plus 90+ days delinquent	$74,737	$83,046

Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and financial condition could be adversely affected in the event the quality of its loan portfolio declines.  Deterioration in the economic environment including residential and commercial real estate values may result in increased levels of loan delinquencies and credit losses.

Commercial construction and land development loans were $207,221,000 at December 31, 2014, an increase of $30,139,000 from December 31, 2013. At December 31, 2014, construction and land development loans represent 5.3 percent of loans compared to 4.9 percent at December 31, 2013.  Management continues to closely monitor this segment of the portfolio, as well as being selective with additional exposure to this industry.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2014, total net charge offs were $6,466,000, a decrease of $1,678,000 from 2013 and $13,600,000 from 2012.  The Corporation incurred four commercial loan charge offs of $1 million and greater in 2014 totaling $8,011,000.  The largest charge offs, totaling $4,794,000, were incurred on a single commercial and agricultural loan relationship.  Five recoveries of over $500,000, totaling $3,672,000, were recognized during the year.  Commercial and farm real estate accounted for $3,820,000, or 59.1 percent of total net charge offs, compared to $3,935,000 and 48.3 percent in 2013.  The 2014 commercial and farm real estate net charge offs included a single commercial real estate charge off totaling $2,038,000. At December 31, 2014, commercial and farm real estate loans accounted for 42.6 percent of total loans.

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)	2014	2013	2012
Allowance for loan losses:
Balance at January 1	$67,870	$69,366	$70,898
Charge offs	17,382	18,134	27,272
Recoveries	10,916	9,990	7,206
Net charge offs	6,466	8,144	20,066
Provision for loan losses	2,560	6,648	18,534
Balance at December 31	$63,964	$67,870	$69,366
Ratio of net charge offs during the period to average loans outstanding during the period	0.17%	0.27%	0.71%
Ratio of allowance to non-accrual loans	131.10%	120.30%	129.90%

The distribution of the net charge offs for the years indicated is provided in the following table.

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net charge offs:
Commercial and industrial loans	$865	$1,932	$6,133
Agricultural production financing and other farm loans	970	(317)	(42)
Real estate loans
Construction	(509)	6	271
Commercial and farmland	3,820	3,935	8,399
Residential	633	1,347	3,052
Home equity	453	1,247	1,310
Individuals loans for household and other personal expenditures	280	67	435
Lease financing receivables, net of unearned income	(22)	11	32
Other loans	(24)	(84)	476
Total net charge offs	$6,466	$8,144	$20,066

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2014, 2013 and 2012 were $2,560,000, $6,648,000 and $18,534,000, respectively, showing significant year over year declines.

The amount actually provided for loan losses in any period may be greater than or less than net loan losses, based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio, including and internally administered loan "watch" list and an independent review. The evaluation takes into consideration identified credit problems, managements judgment as to the impact of current economic conditions on the portfolio and the possibility of losses inherent in the loan portfolio that are not specifically identified.
See the “CRITICAL  ACCOUNTING POLICIES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at December 31, 2014.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values. Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

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

At December 31, 2014, the allowance for loan losses was $63,964,000 a decrease of $3,906,000 from December 31, 2013. As a percent of loans, the allowance decreased to 1.6 percent at December 31, 2014 from 1.9 percent at December 31, 2013.  The decrease in the ratio of allowance to loans was due in part to a $141,321,000 net increase in loans resulting primarily from the acquisition of Community. During 2014, the specific reserves against impaired loans increased by $1,186,000, and the allowance decreased by $5,092,000 in the ASC 450, Contingencies, allocation for loans not deemed impaired. Not included in the allowance for loan losses is the remaining fair value discount on acquired loans of $39,986,000 and $46,112,000 as of December 31, 2014 and 2013, respectively.

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

The following table summarizes loan loss reserves by loan segment for the periods ended December 31, 2014 and 2013.

	December 31, 2014
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,455	$470		$194		$2,119
Collectively evaluated for impairment	27,369	18,207	$2,658	12,958	$3	61,195
Loans acquired with deteriorated credit quality		650				650
Total allowance for loan losses	$28,824	$19,327	$2,658	$13,152	$3	$63,964

	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$585	$763		$6		$1,354
Collectively evaluated for impairment	26,493	22,208	$2,515	15,071		66,287
Loans acquired with deteriorated credit quality	98	131				229
Total allowance for loan losses	$27,176	$23,102	$2,515	$15,077		$67,870

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans.  Each of the rolling-four-quarter periods used to obtain the average, includes all charge offs for the previous twelve-month period; therefore, the historical look back period goes back seven quarters. The resulting allocation is more reflective of current conditions.  Criticized loans are grouped based on the risk grade assigned to the loan.  Loans with a special mention grade are assigned a loss factor and loans with a classified grade, but not impaired, are assigned a separate loss factor.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of non-impaired loans, by risk grade, to charge off.  The decrease in the allowance as a percent of originated loans reflected the impact of the stabilizing economic environment on the Corporation’s loan portfolio, resulting in improved credit quality and fewer charge offs. Given the continued credit improvement and the resulting decrease in net charge offs, the historical loss component adjusted downward in 2014.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that, in management’s opinion, have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that, in management’s opinion, reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance.  As the economic environment has seen improvement during recent periods, management believes losses inherent in the portfolio may not be immediately apparent for specific identification. At December 31, 2014, the allocation related to environmental considerations totaled $49,223,000, or 1.5 percent of originated loans compared to $48,210,000 or 1.6 percent of originated loans at December 31, 2013.

The Corporation’s primary market areas for lending are central Indiana, northwestern Indiana, northeastern Illinois, and central Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. In management’s opinion, the allowance for loan losses at December 31, 2014 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

Goodwill is reviewed annually for impairment. The Corporation completed its most recent annual goodwill impairment test as of October 1, 2014 and concluded, based on current events and circumstances, goodwill is not impaired. On November 7, 2014, the Corporation recorded approximately $13,776,000 of goodwill associated with the Community acquisition. Additionally, on November 12, 2013, the Corporation recorded approximately $47,573,000 of goodwill associated with the acquisition of CFS.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled$549,543,000 at December 31, 2014, an increase of $13,342,000, or 2.5 percent, from December 31, 2013. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $6,258,000 at December 31, 2014. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, Federal Home Loan Bank ("FHLB") advances are utilized as a funding source. At December 31, 2014, total borrowings from the FHLB were $145,264,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2014 was $399,188,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2014, the Corporation was in compliance with these covenants. The net proceeds of the placement were used to pay off the Corporation’s $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

Additionally, on April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of December 31, 2014, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The maturity date for the line of credit is April 10, 2015. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2014, the Corporation was in compliance with these covenants.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2014 are as follows:

December 31,
(Dollars in Thousands)	2014
Amounts of Commitments:
Loan commitments to extend credit	$1,617,552
Standby letters of credit	52,655
$1,670,207

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2014 are as follows:

(Dollars in Thousands)	2015	2016	2017	2018	2019	2020 and after	Total
Operating leases	$2,778	$2,207	$1,514	$844	$537	$2,724	$10,604
Federal funds purchased	15,381						15,381
Securities sold under repurchase agreements	124,539						124,539
Federal Home Loan Bank advances	30,780	41,225	15,018	25,637	12,503	20,101	145,264
Subordinated debentures and term loans	108					126,702	126,810
Total	$173,586	$43,432	$16,532	$26,481	$13,040	$149,527	$422,598

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset and liability management has been an important factor in the Corporation's ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation's liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings.  Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, the Corporation’s exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s asset and liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest rate sensitivity reports and net interest income simulation modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2014, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2014.

	December 31, 2014
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$47,520				$47,520
Investment securities	79,709	$86,260	$392,530	$622,132	1,180,631
Loans	2,102,140	364,716	1,004,666	453,343	3,924,865
Federal Reserve and Federal Home Loan Bank stock			41,353		41,353
Total rate-sensitive assets	$2,229,369	$450,976	$1,438,549	$1,075,475	$5,194,369
Rate-Sensitive Liabilities:
Interest-bearing deposits	$2,708,756	$187,611	$478,987	$194,481	$3,569,835
Federal funds purchased	15,381				15,381
Securities sold under repurchase agreements	124,539				124,539
Federal Home Loan Bank advances	36,328	27,052	69,260	12,624	145,264
Subordinated debentures and term loans	56,702			70,108	126,810
Total rate-sensitive liabilities	$2,941,706	$214,663	$548,247	$277,213	$3,981,829
Interest rate sensitivity gap by period	$(712,337)	$236,313	$890,302	$798,262
Cumulative rate sensitivity gap	$(712,337)	$(476,024)	$414,278	$1,212,540
Cumulative rate sensitivity gap ratio
at December 31, 2014	75.8%	84.9%	111.2%	130.5%
at December 31, 2013	104.6%	106.4%	113.0%	124.5%

The Corporation had a cumulative positive gap of $476,024,000 in the one-year horizon at December 31, 2014 or 8.17 percent of total assets.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2014, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2014
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	0
Federal Funds	200	0
One-Year CMT	200	(15)
Three-Year CMT	200	(83)
Five-Year CMT	200	(100)
CD's	200	(23)
FHLB	200	(43)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2014. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2014
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$180,175	$192,164	$175,118
Variance from Base		$11,989	$(5,057)
Percent of Change from Base		6.65%	(2.81)%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2014, and 2013. Earnings assets increased by $374,226,000.  Loans and loans held for sale and investment securities increased by $294,360,000 and $85,052,000, respectively. The four largest loan segments that experienced increases were commercial and industrial, commercial and farmland, home equity and residential. A slight decrease was noted in agricultural production financing and other loans to farmers. The two most significant earning assets acquire in the Community transaction were loans of $145,064,000 and investment securities available for sale of $76,807,000.

	December 31,	December 31,
(Dollars in Thousands)	2014	2013
Interest-bearing time deposits	$47,520	$55,069
Investment securities available for sale	549,543	536,201
Investment securities held to maturity	631,088	559,378
Mortgage loans held for sale	7,235	5,331
Loans	3,924,865	3,632,409
Federal Reserve and Federal Home Loan Bank stock	41,353	38,990
	$5,201,604	$4,827,378

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements; FHLB advances; subordinated debentures and term loans) based on year-end levels at December 31, 2014 and 2013.

	December 31,	December 31,
(Dollars in Thousands)	2014	2013
Deposits	$4,640,694	$4,231,468
Federal funds purchased	15,381	125,645
Securities sold under repurchase agreements	124,539	148,672
Federal Home Loan Bank advances	145,264	122,140
Subordinated debentures and term loans	126,810	126,807
	$5,052,688	$4,754,732

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax expense totaled $21,390,000 for 2014 compared to $14,677,000 for 2013.  The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in Note 22, INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $56,614,000 at December 31, 2013 to $41,960,000 at December 31, 2014. In addition, the Corporation’s net deferred tax asset has decreased from $55,785,000 at December 31, 2013 to $39,392,000 at December 31, 2014.  The $16,393,000 decrease in the Corporation’s net deferred tax asset was due to a combination of a decrease in deferred tax assets and an increase in deferred tax liabilities. The largest deferred tax asset decreases were associated with accounting for loans, other than temporary impairment on securities, and other real estate owned in the amounts of $3,669,000, $3,261,000 and $1,988,000, respectively. Partially offsetting these deferred tax asset decreases was the $2,180,000 net change in the shift of the accounting for pensions and other employee benefits from a deferred tax liability to a deferred tax asset. Finally, the largest deferred tax liability increase of $7,742,000 resulted from the accounting for unrealized gains on available for sale securities.

The Corporation has recorded a valuation allowance of $17,568,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.

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
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. The Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP
Indianapolis, Indiana
February 27, 2015

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2014	2013
ASSETS
Cash and cash equivalents	$118,616	$109,434
Interest-bearing time deposits	47,520	55,069
Investment securities available for sale	549,543	536,201
Investment securities held to maturity (fair value of $647,723 and $560,847)	631,088	559,378
Loans held for sale	7,235	5,331
Loans	3,924,865	3,632,409
Less: Allowance for loan losses	(63,964)	(67,870)
Net loans	3,860,901	3,564,539
Premises and equipment	77,691	74,454
Federal Reserve and Federal Home Loan Bank stock	41,353	38,990
Interest receivable	19,984	18,672
Core deposit intangibles	16,031	13,818
Goodwill	202,724	188,948
Cash surrender value of life insurance	169,424	164,571
Other real estate owned	19,293	22,246
Tax asset, deferred and receivable	41,960	56,614
Other assets	20,764	28,997
TOTAL ASSETS	$5,824,127	$5,437,262
LIABILITIES
Deposits:
Noninterest-bearing	$1,070,859	$930,772
Interest-bearing	3,569,835	3,300,696
Total Deposits	4,640,694	4,231,468
Borrowings:
Federal funds purchased	15,381	125,645
Securities sold under repurchase agreements	124,539	148,672
Federal Home Loan Bank advances	145,264	122,140
Subordinated debentures and term loans	126,810	126,807
Total Borrowings	411,994	523,264
Interest payable	3,201	1,771
Other liabilities	41,411	45,836
Total Liabilities	5,097,300	4,802,339
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 37,669,948 and 35,921,761 shares	4,709	4,490
Additional paid-in capital	431,220	393,783
Retained earnings	292,403	242,935
Accumulated other comprehensive loss	(1,630)	(6,410)
Total Stockholders' Equity	726,827	634,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,824,127	$5,437,262

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	December 31,	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2014	2013	2012
INTEREST INCOME
Loans receivable:
Taxable	$172,039	$142,752	$146,745
Tax-exempt	327	393	480
Investment securities:
Taxable	19,882	15,214	17,027
Tax-exempt	14,383	10,829	10,189
Deposits with financial institutions	124	158	100
Federal Reserve and Federal Home Loan Bank stock	2,124	1,488	1,408
Total Interest Income	208,879	170,834	175,949
INTEREST EXPENSE
Deposits	11,678	10,053	14,800
Federal funds purchased	177	102	69
Securities sold under repurchase agreements	529	787	907
Federal Home Loan Bank advances	2,842	2,096	2,624
Subordinated debentures, revolving credit lines and term loans	6,616	3,531	5,213
Total Interest Expense	21,842	16,569	23,613
NET INTEREST INCOME	187,037	154,265	152,336
Provision for loan losses	2,560	6,648	18,534
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	184,477	147,617	133,802
OTHER INCOME
Service charges on deposit accounts	15,747	12,400	11,587
Fiduciary activities	8,966	8,594	7,891
Other customer fees	15,699	11,866	11,233
Commission income	7,411	7,141	6,224
Earnings on cash surrender value of life insurance	3,659	2,613	3,418
Net gains and fees on sales of loans	4,899	7,511	10,628
Net realized gains on sales of available for sale securities	3,581	487	2,389
Gain on FDIC modified whole bank transaction			9,124
Other income	5,705	4,197	1,808
Total Other Income	65,667	54,809	64,302
OTHER EXPENSES
Salaries and employee benefits	96,499	85,413	79,398
Net occupancy	13,831	10,291	10,186
Equipment	9,337	7,737	7,201
Marketing	3,464	2,236	2,158
Outside data processing fees	7,315	5,591	5,656
Printing and office supplies	1,565	1,340	1,169
Core deposit amortization	2,445	1,649	1,927
FDIC assessments	3,738	2,862	3,509
Other real estate owned and foreclosure expenses	8,043	6,661	8,178
Professional and other outside services	8,116	8,297	6,228
Other expenses	14,239	11,142	11,505
Total Other Expenses	168,592	143,219	137,115
INCOME BEFORE INCOME TAX	81,552	59,207	60,989
Income tax expense	21,390	14,677	15,867
NET INCOME	60,162	44,530	45,122
Preferred stock dividends		(2,380)	(4,539)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$60,162	$42,150	$40,583

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$1.66	$1.42	$1.42
Diluted	$1.65	$1.41	$1.41

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$60,162	$44,530	$45,122
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $8,001, $6,841, and $654	14,860	(12,705)	1,214
Unrealized loss on securities transferred to held-to-maturity, net of tax of $0, $1,786, and $0		(3,316)
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $995, $767, and $56	1,847	1,425	(104)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $1,397, $831, and $514	(2,599)	1,543	(952)
Reclassification adjustment for net losses (gains) included in net income net of tax of $760, $157, and $759	(1,410)	291	(1,413)
Defined benefit pension plans, net of tax of $4,264, $6,382, and $346
Net gain (loss) arising during period	(7,580)	10,704	(577)
Amortization of prior service cost	(338)	1,147	(65)
	4,780	(911)	(1,897)
Comprehensive income	$64,942	$43,619	$43,225

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2011	90,908	$90,908	28,559,707	$3,570	$254,874	$168,717	$(3,602)	$514,467
Comprehensive income
Net income						45,122		45,122
Other comprehensive income (loss), net of tax							(1,897)	(1,897)
Cash dividends on common stock ($.10 per share)						(2,903)		(2,903)
Cash dividends on preferred stock under small business lending fund						(4,539)		(4,539)
Share-based compensation			86,325	11	1,481			1,492
Stock issued under employee benefit plans			41,867	5	444			449
Stock issued under dividend reinvestment and stock purchase plan			15,709	2	200			202
Stock options exercised			10,500	1	77			78
Stock redeemed			(21,492)	(2)	(233)			(235)
Balances, December 31, 2012	90,908	$90,908	28,692,616	$3,587	$256,843	$206,397	$(5,499)	$552,236
Comprehensive income
Net income						44,530		44,530
Other comprehensive income (loss), net of tax							(911)	(911)
Cash dividends on common stock ($.18 per share)						(5,612)		(5,612)
Cash dividends on preferred stock under small business lending fund						(2,380)		(2,380)
Preferred stock redemption under small business lending fund	(90,783)	(90,783)						(90,783)
Issuance of common stock related to acquisition			7,079,457	885	134,757			135,642
Share-based compensation			116,978	15	1,758			1,773
Stock issued under employee benefit plans			33,451	4	475			479
Stock issued under dividend reinvestment and stock purchase plan			18,449	2	323			325
Stock options exercised			13,750	2	113			115
Stock redeemed			(32,940)	(5)	(486)			(491)
Balances, December 31, 2013	125	$125	35,921,761	$4,490	$393,783	$242,935	$(6,410)	$634,923
Comprehensive income
Net income						60,162		60,162
Other comprehensive income, net of tax							4,780	4,780
Cash dividends on common stock ($.29 per share)						(10,694)		(10,694)
Issuance of common stock related to acquisition			1,574,298	197	34,784			34,981
Share-based compensation			132,446	17	2,160			2,177
Stock issued under employee benefit plans			26,547	3	475			478
Stock issued under dividend reinvestment and stock purchase plan			24,556	3	520			523
Stock options exercised			41,249	5	559			564
Stock redeemed			(50,909)	(6)	(1,061)			(1,067)
Balances, December 31, 2014	125	$125	37,669,948	$4,709	$431,220	$292,403	$(1,630)	$726,827

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2014	2013	2012
Cash Flow From Operating Activities:
Net income	$60,162	$44,530	$45,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,560	6,648	18,534
Depreciation and amortization	6,007	4,670	4,472
Change in deferred taxes	23,051	13,939	15,890
Share-based compensation	2,177	1,773	1,492
Tax benefit from stock options exercised	(60)
Loans originated for sale	(222,892)	(280,693)	(393,565)
Proceeds from sales of Loans	220,988	297,851	389,129
Gain on acquisition			(9,124)
Gains on sales of securities available for sale	(3,581)	(487)	(2,389)
Change in interest receivable	(545)	(535)	1,884
Change in interest payable	1,332	(364)	(1,451)
Change in other receivable		110,032
Other adjustments	(13,359)	(14,233)	275
Net cash provided by operating activities	$75,840	$183,131	$70,269
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$24,075	$196,753	$14,408
Purchases of:
Securities available for sale	(110,936)	(398,491)	(139,555)
Securities held to maturity	(142,988)	(11,145)	(4,262)
Proceeds from sales of securities available for sale	126,575	25,222	52,350
Proceeds from maturities of:
Securities available for sale	68,339	93,273	112,141
Securities held to maturity	69,420	78,534	68,118
Change in Federal Reserve and Federal Home Loan Bank stock	(413)	(17)	246
Net change in loans	(170,109)	(142,861)	(123,036)
Net cash and cash equivalents received (paid) in acquisition	(10,084)	10,992	29,113
Proceeds from the sale of other real estate owned	14,241	12,346	4,428
Other adjustments	5,889	(2,768)	(2,065)
Net cash provided by (used in) investing activities	$(125,991)	$(138,162)	$11,886
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$53,062	$141,052	$228,725
Certificates of deposit and other time deposits	127,740	(211,399)	(142,906)
Borrowings	678,290	295,537	138,127
Repayment of borrowings	(789,563)	(163,838)	(271,005)
Cash dividends on common stock	(10,694)	(5,612)	(2,903)
Cash dividends on preferred stock		(2,380)	(4,539)
Stock issued under employee benefit plans	478	479	449
Stock issued under dividend reinvestment and stock purchase plans	523	325	202
Stock options exercised	504	115	78
Tax benefit from stock options exercised	60
Cumulative preferred stock redeemed (SBLF)		(90,783)
Stock redeemed	(1,067)	(491)	(235)
Net cash provided by (used in) financing activities	$59,333	$(36,995)	$(54,007)
Net Change in Cash and Cash Equivalents	9,182	7,974	28,148
Cash and Cash Equivalents, January 1	109,434	101,460	73,312
Cash and Cash Equivalents, December 31	$118,616	$109,434	$101,460
Additional cash flow information:
Interest paid	$20,412	$16,639	$24,697
Income tax paid	6,209	7,578	11,738
Loans transferred to other real estate owned	4,431	7,170	4,441
Fixed assets transferred to other real estate owned	297	461
Non-cash investing activities using trade date accounting	3,170	4,984	1,518

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Fair value of assets acquired	$280,725	$1,132,231	$128,923
Cash received (paid) in acquisition	(14,208)		17,200
Net gain on acquisition			(9,124)
Less: Common stock issued	34,981	135,642
Liabilities assumed	$231,536	$996,589	$136,999

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation (the “Corporation”), and its principal wholly owned subsidiaries, First Merchants Bank, N.A. (the “Bank”), and First Merchants Insurance Services, Inc. operating as First Merchants Insurance Group (“FMIG”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The Bank also operates Lafayette Bank and Trust, Commerce National Bank, Community Bank of Noblesville and First Merchants Trust Company as divisions of First Merchants Bank, N.A.

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

LOANS ACQUIRED IN BUSINESS COMBINATIONS with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30). These loans are initially measured at fair value based upon expected cash flows without anticipation of prepayments and includes estimated future credit losses expected to be incurred over the life of the loans. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying ASC 310-30, loans acquired in business combinations are aggregated into pools of loans with common risk characteristics for the initial fair value measurement. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition date.

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

PENSION benefits are provided to the Corporation’s employees. Its accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the consolidated balance sheets. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in Note 21. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

BANK OWNED LIFE INSURANCE has been purchased on certain employees and directors of the Corporation. The Corporation records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

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

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2010.

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

NOTE 3

BUSINESS COMBINATIONS

Community Bancshares, Inc.

On November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"). Community was headquartered in Noblesville, Indiana and had 10 full-service banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of the Corporation's common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million.

The Corporation engaged in this transaction with the expectation that it would be accretive and expand the existing footprint in central Indiana. Goodwill resulted from this transaction due to the expected synergies from combining operations.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Community acquisition is detailed in the following table.

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and cash equivalents	$4,124
Interest -bearing time deposits	16,526
Investment Securities, available for sale	76,807
Loans	145,064
Premises and equipment	3,610
Federal Home Loan Bank stock	1,950
Interest Receivable	767
Cash surrender value of life insurance	3,266
Other real estate owned	6,662
Taxes, deferred and receivable	3,348
Other assets	167
Deposits	(228,424)
Interest payable	(98)
Other liabilities	(3,014)
Net tangible assets acquired	$30,755
Core deposit intangible	4,658
Goodwill	13,776
Purchase price	$49,189

Of the total purchase price, $4,658,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CFS Bancorp, Inc.

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 full-service banking centers serving the northwestern Indiana and northeastern Illinois areas. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

The Corporation engaged in this transaction with the expectation that it would be accretive and add a new market area with a demographic profile consistent with many of the current Indiana markets served by the Bank. Goodwill resulted from this transaction due to the expected synergies from combining operations.

The purchase price for the CFS acquisition was allocated as follows:

Fair Value
Cash and cash equivalents	$10,992
Interest-bearing time deposits	213,379
Investment securities available for sale	15,913
Investment securities held to maturity	14,372
Mortgage loans held for sale	189
Loans	603,114
Premises and equipment	19,643
Federal Home Loan Bank stock	6,188
Interest receivable	1,770
Cash surrender value of life insurance	36,555
Other real estate owned	12,857
Tax asset, deferred and receivable	30,717
Other assets	111,656
Deposits	(955,432)
Securities sold under repurchase agreements	(9,830)
Federal Home Loan Bank advances	(15,000)
Interest payable	(294)
Other liabilities	(16,033)
Net tangible assets acquired	$80,756
Core deposit intangible	7,313
Goodwill	47,573
Purchase price	$135,642

Of the total purchase price, $7,313,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

Pro Forma Financial Information

The results of operations of Community and CFS have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended December 31, 2014, 2013 and 2012 as if the Community and CFS acquisitions had occurred as of the beginning of the comparable prior annual reporting period.

	2014	2013	2012
Total revenue (net interest income plus other income)	$263,070	$253,668	$266,034
Net income	$61,572	$39,979	$50,092
Net income available to common shareholders	$61,572	$37,599	$45,553
Earnings per share:
Basic	$1.63	$0.98	$1.28
Diluted	$1.61	$0.97	$1.27

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the year ended 2014 includes $1.6 million of operating revenue from Community since the acquisition and approximately $1.8 million, net of tax, of non-recurring expenses directly attributable to the Community acquisition. The pro forma information for the year ended 2013 includes $4.9 million of operating revenue from CFS since the acquisition and approximately $9.5 million, net of tax, of non-recurring expenses directly attributable to the CFS acquisition.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2014, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

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

At December 31, 2014, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded federally insured limits by approximately $103,154,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $13,910,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2014, was $22,595,000.

NOTE 5

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
U.S. Government-sponsored agency securities	$100	$9		$109
State and municipal	216,915	11,801	$123	228,593
U.S. Government-sponsored mortgage-backed securities	310,460	8,771	127	319,104
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	529,212	20,581	250	549,543
Held to maturity at December 31, 2014
State and municipal	204,443	5,716	96	210,063
U.S. Government-sponsored mortgage-backed securities	426,645	11,527	512	437,660
Total held to maturity	631,088	17,243	608	647,723
Total Investment Securities	$1,160,300	$37,824	$858	$1,197,266

Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Certain investments in debt securities are reported in the financial statements at amounts less than their historical cost.  The historical cost of these investments totaled $73,249,000 and $490,488,000 at December 31, 2014 and 2013, respectively.  Total fair value of these investments was $72,390,000  and $477,132,000, which was approximately 6.1 and 43.6 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2014 and 2013, respectively.

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary impairment (“OTTI”) is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2014.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

In determining the fair value of the investment securities portfolio, the Corporation utilizes a third party for portfolio accounting services, including market value input, for those securities classified as Level I and Level II in the fair value hierarchy.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor classified these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper.  The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis; and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.   Fair value of securities classified as Level 3 in the valuation hierarchy was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2014. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $127,000 on four securities and $512,000 on thirteen securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

State and Municipal Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2014. As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $123,000 on twenty-two securities and $96,000 on sixteen securities in the available for sale and held to maturity portfolios respectively.

Corporate Obligations

In 2013, the Corporation’s unrealized losses on trust preferred securities totaled $3.6 million on a book value of $6.4 million. In 2014, the Corporation sold all but one of its trust preferred securities, which resulted in gains of $1.9 million. These securities had previous OTTI of $9.4 million. The one remaining trust preferred security has no remaining book value as a result of OTTI of approximately $500,000 taken in 2009.

Certain Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in	Accumulated Credit Losses in
	2014	2013
Credit losses on debt securities held:
Balance, January 1	$11,355	$11,355
Reductions for previous other-than-temporary losses realized on securities sold during the year	(10,855)
Balance, December 31	$500	$11,355

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2014
State and municipal	$1,256	$7	$9,850	$116	$11,106	$123
U.S. Government-sponsored mortgage-backed securities	2,186	13	5,447	114	7,633	127
Total Temporarily Impaired Available for Sale Securities	3,442	20	15,297	230	18,739	250
Temporarily Impaired Held to Maturity Securities at December 31, 2014
State and municipal	5,119	96	250		5,369	96
U.S. Government-sponsored mortgage-backed securities	9,791	82	38,491	430	48,282	512
Total Temporarily Impaired Held to Maturity Securities	14,910	178	38,741	430	53,651	608
Total Temporarily Impaired Investment Securities	$18,352	$198	$54,038	$660	$72,390	$858

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2013
U.S. Treasury	$4,875	$21			$4,875	$21
U.S. Government-sponsored agency securities	3,433	17			3,433	17
State and municipal	111,791	3,840	$583	$56	112,374	3,896
U.S. Government-sponsored mortgage-backed securities	117,866	1,701	2,683	272	120,549	1,973
Corporate obligations			2,711	3,636	2,711	3,636
Total Temporarily Impaired Available for Sale Securities	237,965	5,579	5,977	3,964	243,942	9,543
Temporarily Impaired Held to Maturity Securities at December 31, 2013
State and municipal	17,318	91	184		17,502	91
U.S. Government-sponsored mortgage-backed securities	213,048	3,462	2,640	260	215,688	3,722
Total Temporarily Impaired Held to Maturity Securities	230,366	3,553	2,824	260	233,190	3,813
Total Temporarily Impaired Investment Securities	$468,331	$9,132	$8,801	$4,224	$477,132	$13,356

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2014
Due in one year or less	$3,127	$3,153	$6,258	$6,329
Due after one through five years	9,565	9,840	18,440	18,930
Due after five through ten years	48,675	50,889	85,997	87,903
Due after ten years	155,679	164,851	93,748	96,901
	217,046	228,733	204,443	210,063
U.S. Government-sponsored mortgage-backed securities	310,460	319,104	426,645	437,660
Equity securities	1,706	1,706
Total Investment Securities	$529,212	$549,543	$631,088	$647,723

Securities with a carrying value of approximately $449,408,000, $373,533,000 and $345,866,000  were pledged at December 31, 2014, 2013 and 2012, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Gross gains of $3,581,000, $487,000 and $2,389,000 were realized on sales of available for sale securities in 2014, 2013 and 2012, respectively. There were no losses from the sale of available for sale securities in 2014, 2013 or 2012, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 6

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality elements, all excluding loans held for sale.  Loans held for sale at December 31, 2014 and 2013, were $7,235,000 and $5,331,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2014	December 31, 2013

Commercial and industrial loans	$896,688	$761,705
Agricultural production financing and other loans to farmers	104,927	114,348
Real estate loans:
Construction	207,221	177,082
Commercial and farmland	1,672,661	1,611,809
Residential	647,315	616,385
Home equity	286,529	255,223
Individuals' loans for household and other personal expenditures	73,400	69,783
Lease financing receivables, net of unearned income	1,106	1,545
Other loans	35,018	24,529
Loans	3,924,865	3,632,409
Allowance for loan losses	(63,964)	(67,870)
Net Loans	$3,860,901	$3,564,539

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2014.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

At December 31, 2014, the allowance for loan losses was $63,964,000, a decrease of $3,906,000 from the December 31, 2013 balance of $67,870,000. Specific reserves on impaired loans increased $1,186,000 to $2,769,000, from $1,583,000 at December 31, 2013. Net charge offs for the twelve months ended December 31, 2014, were $6,466,000, a decrease of $1,678,000 from the same period in 2013. The provision for loan losses for the twelve months ended December 31, 2014 was $2,560,000, a decrease of $4,088,000 for the same period in in 2013. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The following table summarizes changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	3,459	(464)	423	(839)	$(19)	2,560
Recoveries on loans	5,435	3,297	377	1,783	24	10,916
Loans charged off	(7,246)	(6,608)	(657)	(2,869)	(2)	(17,382)
Balances, December 31, 2014	$28,824	$19,327	$2,658	$13,152	$3	$63,964

	Twelve Months Ended December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	2,794	340	(11)	3,514	$11	6,648
Recoveries on loans	4,586	3,552	556	1,292	4	9,990
Loans charged off	(6,117)	(7,493)	(623)	(3,886)	(15)	(18,134)
Balances, December 31, 2013	$27,176	$23,102	$2,515	$15,077		$67,870

	Twelve Months Ended December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$17,731	$37,919	$2,902	$12,343	$3	$70,898
Provision for losses	14,749	(2,546)	126	6,176	29	18,534
Recoveries on loans	1,744	3,652	695	1,113	2	7,206
Loans charged off	(8,311)	(12,322)	(1,130)	(5,475)	(34)	(27,272)
Balances, December 31, 2012	$25,913	$26,703	$2,593	$14,157		$69,366

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the Corporation’s allowance for loan losses and loan portfolio by loan segment for the years indicated:

	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$1,455	$470		$194		$2,119
Collectively evaluated for impairment	27,369	18,207	$2,658	12,958	$3	61,195
Loans acquired with deteriorated credit quality		650				650
Total Allowance for Loan Losses	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Loan balances:
Individually evaluated for impairment	$16,108	$23,963		$4,022		$44,093
Collectively evaluated for impairment	1,011,122	1,796,797	$73,400	925,282	$1,106	3,807,707
Loans acquired with deteriorated credit quality	9,403	59,122		4,540		73,065
Loans	$1,036,633	$1,879,882	$73,400	$933,844	$1,106	$3,924,865

	December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$585	$763		$6		$1,354
Collectively evaluated for impairment	26,493	22,208	$2,515	15,071		66,287
Loans acquired with deteriorated credit quality	98	131				229
Total Allowance for Loan Losses	$27,176	$23,102	$2,515	$15,077		$67,870
Loan balances:
Individually evaluated for impairment	$10,240	$29,007		$2,820		$42,067
Collectively evaluated for impairment	882,794	1,690,285	$69,783	867,094	$1,545	3,511,501
Loans acquired with deteriorated credit quality	7,548	69,599		1,694		78,841
Loans	$900,582	$1,788,891	$69,783	$871,608	$1,545	$3,632,409

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

Residential and Consumer

With respect to residential loans that are secured by 1-4 family residences and are typically owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Uncollected interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.  Payments received on impaired accruing or delinquent loans are applied to interest income as accrued.

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2014	December 31, 2013
Commercial and industrial loans	$7,048	$9,283
Agriculture production financing and other loans to farmers	5,800	30
Real estate loans:
Construction	1,439	4,978
Commercial and farmland	19,350	28,095
Residential	12,933	12,068
Home equity	1,988	1,667
Individuals' loans for household and other personal expenditures	231	117
Other loans		164
Total	$48,789	$56,402

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

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

The following tables show the composition of the Corporation’s commercial impaired loans by loan class for the years indicated:

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$35,514	$18,029		$18,711	$362
Agriculture production financing and other loans to farmers	26	22		26
Real estate loans:
Construction	12,956	9,318		9,837	427
Commercial and farmland	95,856	68,187		70,844	3,389
Residential	10,591	6,839		6,987	119
Home equity	3,590	398		402
Other loans	30
Total	$158,563	$102,793		$106,807	$4,297
Impaired loans with related allowance:
Commercial and industrial loans	$1,766	$1,684	$1,055	$1,721	$40
Agriculture production financing and other loans to farmers	6,777	5,777	400	8,044	1
Real estate loans:
Commercial and farmland	7,159	4,971	1,120	4,999	24
Residential	1,001	998	194	1,000
Total	$16,703	$13,430	$2,769	$15,764	$65
Total Impaired Loans	$175,266	$116,223	$2,769	$122,571	$4,362

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

At December 31, 2014, the commercial impaired loan total of $116,223,000 included $17,027,000 in loans acquired from Community. At December 31, 2013, the commercial impaired loan total of $119,755,000 included $69,448,000 in loans acquired from CFS. At December 31, 2012, the commercial impaired loan total of $79,179,000 included $17,334,000 in loans acquired from SCB.

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

	December 31, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$823,732	$24,455	$48,226	$275				$896,688
Agriculture production financing and other loans to farmers	96,155	1,195	7,577					104,927
Real estate loans:
Construction	185,394	3,164	2,928			$15,588	$147	207,221
Commercial and farmland	1,552,781	29,484	90,161				235	1,672,661
Residential	149,430	6,321	10,918			470,972	9,674	647,315
Home equity	6,368	12	690			277,571	1,888	286,529
Individuals' loans for household and other personal expenditures						73,165	235	73,400
Lease financing receivables, net of unearned income	998		108					1,106
Other loans	35,018							35,018
Loans	$2,849,876	$64,631	$160,608	$275		$837,296	$12,179	$3,924,865

	December 31, 2013
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$708,835	$11,332	$41,013	$525				$761,705
Agriculture production financing and other loans to farmers	114,318		30					114,348
Real estate loans:
Construction	162,976	1,132	12,029				$945	177,082
Commercial and farmland	1,473,714	57,676	80,184				235	1,611,809
Residential	143,657	2,232	11,494	136		$448,494	10,372	616,385
Home equity	6,194	35	1,184			246,101	1,709	255,223
Individuals' loans for household and other personal expenditures						69,666	117	69,783
Lease financing receivables, net of unearned income	1,420		125					1,545
Other loans	24,334		195					24,529
Loans	$2,635,448	$72,407	$146,254	$661		$764,261	$13,378	$3,632,409

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables illustrate the past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$882,596	$4,006	$53	$2,985	$7,048	$14,092	$896,688
Agriculture production financing and other loans to farmers	98,236	891			5,800	6,691	104,927
Real estate loans:
Construction	204,683	1,017	82		1,439	2,538	207,221
Commercial and farmland	1,642,016	9,846	778	671	19,350	30,645	1,672,661
Residential	626,821	4,876	1,831	854	12,933	20,494	647,315
Home equity	282,828	1,213	352	148	1,988	3,701	286,529
Individuals' loans for household and other personal expenditures	72,853	258	53	5	231	547	73,400
Lease financing receivables, net of unearned income	1,106						1,106
Other loans	35,018						35,018
Loans	$3,846,157	$22,107	$3,149	$4,663	$48,789	$78,708	$3,924,865

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$749,020	$2,628	$774		$9,283	$12,685	$761,705
Agriculture production financing and other loans to farmers	114,305	13			30	43	114,348
Real estate loans:
Construction	171,046	1,058			4,978	6,036	177,082
Commercial and farmland	1,573,403	3,807	5,801	$703	28,095	38,406	1,611,809
Residential	595,192	7,156	1,475	494	12,068	21,193	616,385
Home equity	251,188	1,652	563	153	1,667	4,035	255,223
Individuals' loans for household and other personal expenditures	69,061	550	55		117	722	69,783
Lease financing receivables, net of unearned income	1,545						1,545
Other loans	24,365				164	164	24,529
Loans	$3,549,125	$16,864	$8,668	$1,350	$56,402	$83,284	$3,632,409

See the information regarding the analysis of loan loss experience in the “Loan Quality" and "Provision And Allowance For Loan Losses" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

On occasion, borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays including debt payments. Concurrently, in an effort to preserve and protect its earning assets, specifically troubled loans, the Corporation is working to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower's debt agreement with the Corporation. In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a trouble debt restructuring. A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all original amounts due, including interest accrued at the original contract rate. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be paid.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize troubled debt restructurings that occurred during the periods ended December 31, 2014 and 2013:

	December 31, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial and farmland	$259	$259	1
Residential	632	622	9
Home equity	320	350	11
Individuals' loans for household and other personal expenditures	26	26	2
Total	$1,237	$1,257	23

	December 31, 2013
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$295	$316	5
Real estate loans:
Commercial and farmland	6,506	5,492	11
Residential	809	804	12
Individuals' loans for household and other personal expenditures	143	145	4
Total	$7,753	$6,757	32

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the years indicated:

	December 31, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Commercial and farmland	$288			$288
Residential	31	$218	$360	609
Home equity		100	243	343
Individuals' loans for household and other personal expenditures			23	23
Total	$319	$318	$626	$1,263

	December 31, 2013
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$207		$60	$267
Real estate loans:
Commercial and farmland	1,388		1,985	3,373
Residential	167	$237	351	755
Individuals' loans for household and other personal expenditures	61	38	25	124
Total	$1,823	$275	$2,421	$4,519

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Loans secured by residential real estate made up 49 percent of the post-modification balances of the troubled debt restructured loans during the twelve months ending December 31, 2014.  The second largest class of troubled debt restructurings during 2014 was home equity real estate loans, which accounted for 28 percent of the total post modification balances.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2014 and 2013, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Twelve Months Ended December 31, 2014
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$70
Total	1	$70

	Twelve Months Ended December 31, 2013
	Number of Loans	Recorded Balance
Commercial and industrial loans	3	$173
Real estate loans:
Commercial and farmland	2	1,034
Total	5	$1,207

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

NOTE 7

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the years ended December 31, 2014, 2013 and 2012. The acquired loans detailed in the tables below are included in Note 6. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. As described in Note 6, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. All other loans not accounted for under ASC 310-30 are accounted for under ASC 310-20.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table includes the outstanding balance and carrying amount of all the performing and non-performing acquired loans, which are included in the Corporation's balance sheet at December 31, 2014 and 2013.

	December 31, 2014				December 31, 2013
	Community	CFS	SCB	Total	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$8,168	$64,897	$6,059	$79,124	$81,303	$8,184	$89,487
Agricultural production financing and other loans to farmers	1,100		893	1,993		1,161	1,161
Real estate loans:
Construction	19,063	9,113		28,176	17,962		17,962
Commercial and farmland	74,600	251,002	15,593	341,195	311,631	23,418	335,049
Residential	28,863	144,396	7,384	180,643	166,754	9,359	176,113
Home Equity	9,881	39,244	15,758	64,883	49,042	18,236	67,278
Individuals' loans for household and other personal expenditures	1,314	922	121	2,357	2,360	269	2,629
Other Loans		86		86	$132	$407	$539
Total	$142,989	$509,660	$45,808	$698,457	$629,184	$61,034	$690,218

Carrying Amount	$134,198	$484,949	$39,324	$658,471	$585,913	$50,269	$636,182
Allowance		650		650		229	229
Carrying Amount Net of Allowance	$134,198	$484,299	$39,324	$657,821	$585,913	$50,040	$635,953

The balance of the allowance for loan losses and the corresponding provision expense for loans acquired and accounted for under ASC310-30 was $650,000 and $229,000 at December 31, 2014 and 2013, respectively.

As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the table below.

	Twelve months ended
	December 31, 2014				December 31, 2013			December 31, 2012
	Community	CFS	SCB	Total	CFS	SCB	Total	SCB
Beginning balance		$13,435	$5,864	$19,299		$5,142	$5,142	$—
Additions	$5,687			5,687	$13,599		13,599
Accretion	(394)	(6,431)	(2,058)	(8,883)	(164)	(2,071)	(2,235)	9,774
Reclassification from nonaccretable	119	4,501	799	5,419		2,888	2,888	(4,632)
Disposals		(1,594)	(492)	(2,086)		(95)	(95)	—
Ending balance	$5,412	$9,911	$4,113	$19,436	$13,435	$5,864	$19,299	$5,142

The following table presents loans acquired during the periods ending December 31, 2014 and 2013, for which it was probable at acquisition that all contractually required payments would not be collected:

	Community - 2014	CFS - 2013
Contractually required payments receivable at acquisition date	$26,032	$109,839
Nonaccretable difference	3,498	22,679
Expected cash flows at acquisition date	22,534	87,160
Accretable difference	2,234	3,502
Basis in loans at acquisition date	$20,300	$83,658

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 8

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2014 and 2013:

	2014	2013
Cost at December 31:
Land	$19,373	$17,992
Buildings and Leasehold Improvements	99,451	92,693
Equipment	56,606	54,274
Total Cost	175,430	164,959
Accumulated Depreciation and Amortization	(97,739)	(90,505)
Net	$77,691	$74,454

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2014, 2013 and 2012 was $3,258,000, $2,608,000 and $2,812,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2014, expiring at various dates through the year 2028 are as follows for the years ending December 31:

Future Minimum Rental Commitments
2015	$2,778
2016	2,207
2017	1,514
2018	844
2019	537
After 2019	2,724
Total Future Minimum Obligations	$10,604

NOTE 9

GOODWILL

On November 7, 2014, the Community acquisition resulted in goodwill of $13,776,000. Additionally, on November 12, 2013, the CFS acquisition resulted in goodwill of $47,573,000.

No impairment loss was recorded in 2014 or 2013. The Corporation tested goodwill for impairment during 2014 and 2013. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2014	2013
Balance, January 1	$188,948	$141,375
Goodwill acquired	13,776	47,573
Balance, December 31	$202,724	$188,948

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 10

CORE DEPOSIT AND OTHER INTANGIBLES

On November 7, 2014, the Community acquisition resulted in a core deposit intangible of approximately $4,658,000. Additionally, on November 12, 2013, the CFS acquisition resulted in a core deposit intangible of approximately $7,313,000.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2014	2013
Gross carrying amount	$53,702	$46,389
Core deposit intangible and other intangibles acquired	4,658	7,313
Accumulated amortization	(42,329)	(39,884)
Core Deposit and Other Intangibles	$16,031	$13,818

Amortization expense for the years ended December 31, 2014, 2013 and 2012, was $2,445,000, $1,649,000 and $1,927,000, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2015	$2,884
2016	2,817
2017	2,723
2018	1,542
2019	1,293
After 2019	4,772
Total Future Minimum Obligations	$16,031

NOTE 11

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2014	December 31, 2013
Demand deposits	$2,146,492	$2,018,650
Savings deposits	1,376,707	1,257,994
Certificates and other time deposits of $100,000 or more	260,685	272,660
Other certificates and time deposits	523,010	595,110
Brokered deposits	333,800	87,054
Total deposits	$4,640,694	$4,231,468

At December 31, 2014, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2015	$469,352
2016	256,921
2017	144,348
2018	87,234
2019	52,792
After 2019	106,848
$1,117,495

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 12

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Federal funds purchased	$15,381	$125,645
Securities sold under repurchase agreements	124,539	148,672
Federal Home Loan Bank advances	145,264	122,140
Subordinated debentures and term loans	126,810	126,807
Total Borrowings	$411,994	$523,264

Securities sold under repurchase agreements consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans. The maximum amount of outstanding agreements at any month-end during 2014 and 2013 totaled $155,941,000 and $161,814,000, respectively, and the average of such agreements totaled $130,910,000 and $140,126,000 during 2014 and 2013, respectively.

Maturities of securities sold under repurchase agreements; Federal Home Loan Bank Advances, subordinated debentures and term loans as of December 31, 2014, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2015	$124,539	$30,780	$108
2016		41,225
2017		15,018
2018		25,637
2019		12,503
After 2019		20,101	126,702
	$124,539	$145,264	$126,810

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 146 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 0.43 to 6.81 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2014, was $399,188,000.

Subordinated Debentures and Term Loans. As of December 31, 2014, subordinated debentures and term loans totaled $126,810,000.

•
First Merchants Capital Trust II. The subordinated debenture, entered into on July 2, 2007, for $56,702,000 will mature on September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2014 was 1.8 percent. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2014, the Corporation was in compliance with these covenants. The net proceeds of the placement were used to pay off the Corporation's $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Line of Credit. As of December 31, 2014, there was no outstanding balance on the line of credit.

•
U.S. Bank, N.A. On April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of December 31, 2014, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The maturity date for the line of credit is April 10, 2015. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2104, the Corporation was in compliance with these covenants.

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

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2013, the Corporation was in compliance with these covenants. The net proceeds of the placement were used to pay off the Corporation's $55 million credit facility with Bank of America, N.A. which was scheduled to mature on February 15, 2015.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2014 and December 31, 2013.

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$137	Other Assets	$1,162	Other Liabilities	$2,650	Other Liabilities	$1,021
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,730	Other Assets	$2,847	Other Liabilities	$3,887	Other Liabilities	$2,932

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2014 and 2013, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014 and 2013, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,341,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2014, the notional amount of customer-facing swaps was approximately $155,891,000.  This amount is offset with third party counterparties, as described above.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2014, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2014	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2013	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2012
Interest rate contracts	Other income	$(73)	$247	$(79)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion) For the Year Ended
	2014	2013		2014	2013	2012
Interest rate products	$(3,996)	$2,374	Interest expense	$(1,411)	$(935)	$(217)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2014, the termination value of derivatives in a net liability position related to these agreements was $6,785,000. As of December 31, 2014, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $7,411,000. If the Corporation had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING MEASUREMENTS

Assets and liabilities are considered to be measured at fair value on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be measured at fair value on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.

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

Corporate Obligations

In 2013, the Corporation’s corporate obligations consisted primarily of pooled trust preferred securities. The issuers of these securities were primarily banks, but some of the pools did include a limited number of insurance companies. The Corporation used an other-than-temporary ("OTTI") evaluation process to compare the present value of expected cash flows to determine whether an adverse change in cash flows had occurred. The OTTI process considered the structure and term of the collateralized debt obligation ("CDO") and the financial condition of the underlying issuers. Specifically, the process detailed interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The estimated expected cash flows were based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. In 2014, the Corporation sold all but one of its trust preferred securities, which resulted in gains of $1.9 million. These securities had previous OTTI of $9.4 million. The one remaining trust preferred security has no remaining book value as a result of OTTI of approximately $500,000 taken in 2009.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$109		$109
State and municipal	228,593		221,982	$6,611
U.S. Government-sponsored mortgage-backed securities	319,104		319,104
Corporate obligations	31			31
Equity securities	1,706		1,702	4
Interest rate swap asset	3,730		3,730
Interest rate cap	137		137
Interest rate swap liability	6,537		6,537

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Treasury	$15,973		$15,973
U.S. Government-sponsored agency securities	3,545		3,545
State and municipal	230,987		223,752	$7,235
U.S. Government-sponsored mortgage-backed securities	281,252		281,252
Corporate obligations	2,738			2,738
Equity securities	1,706		1,702	4
Interest rate swap asset	3,619		3,619
Interest rate cap	390		390
Interest rate swap liability	3,953		3,953

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2014 and 2013.

	Available for Sale Securities
	For The Year Ended
	December 31, 2014	December 31, 2013
Beginning Balance	$9,977	$18,328
Included in other comprehensive income	3,656	1,330
Purchases, issuances, and settlements		7,590
Transfers in/(out) of Level 3		(16,434)
Principal payments	(6,987)	(837)
Ending balance	$6,646	$9,977

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2014 or 2013.

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

In 2013, approximately $350,000 of selected state and municipal securities were transferred from Level 2 to Level 3 due to limited availability of similar securities in active markets. Additionally, the Corporation transferred $16,784,000 of selected state and municipal securities from available for sale to held to maturity. These securities are valued at amortized cost and are no longer classified within the fair value hierarchy. All securities transferred to held to maturity were previously classified as Level 3 in the fair value hierarchy. There were no transfers in or out of Level 3 during 2014.

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2014 and 2013.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$17,134			$17,134
Other real estate owned	$5,155			$5,155

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$12,117			$12,117
Other real estate owned	$6,877			$6,877

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2014 and 2013.

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,611	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 15 years A- to BBB- .90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$17,134	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$5,155	Appraisals	Discount to reflect current market conditions	0% - 20% (7%)

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$7,235	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 15 years A- to BBB- 1% - 5%

Corporate obligations and Equity securities	$2,742	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$12,117	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$6,877	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities, Corporate Obligations and Equity Securities

The significant unobservable inputs used in the fair value measurement of the Corporation's state and municipal securities, corporate obligations and equity securities are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in either of those inputs will not affect the other input.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013.

	2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$118,616	$118,616
Interest-bearing time deposits	47,520	47,520
Investment securities available for sale	549,543		$542,897	$6,646
Investment securities held to maturity	631,088		614,457	33,266
Loans held for sale	7,235		7,235
Loans	3,860,901			3,810,912
FRB and FHLB stock	41,353		41,353
Interest rate swap asset	3,867		3,867
Interest receivable	19,984		19,984
Liabilities at December 31:
Deposits	$4,640,694	$3,523,199	$1,099,610
Borrowings:
Federal funds purchased	15,381		15,381
Securities sold under repurchase agreements	124,539		124,539
FHLB Advances	145,264		146,669
Subordinated debentures and term loans	126,810		92,802
Interest rate swap liability	6,537		6,537
Interest payable	3,201		3,201

	2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$109,434	$109,434
Interest-bearing time deposits	55,069	55,069
Investment securities available for sale	536,201		$526,224	$9,977
Investment securities held to maturity	559,378		525,998	34,849
Loans held for sale	5,331		5,331
Loans	3,564,539			3,506,615
FRB and FHLB stock	38,990		38,990
Interest rate swap asset	4,009		4,009
Interest receivable	18,672		18,672
Liabilities at December 31:
Deposits	$4,231,468	$3,082,117	$934,937
Borrowings:
Federal funds purchased	125,645		125,645
Securities sold under repurchase agreements	148,672		148,852
FHLB Advances	122,140		122,962
Subordinated debentures and term loans	126,807		82,607
Interest rate swap liability	3,953		3,953
Interest payable	1,771		1,771

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

Borrowings:  The fair value of Federal Funds purchased approximates the carrying amount. The fair value of all other borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt.

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2014	2013
Amounts of commitments:
Loan commitments to extend credit	$1,617,552	$1,216,470
Standby letters of credit	$52,655	$41,508

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year.  National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years.  The amount at December 31, 2014, available for 2015 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $23,340,000.

Total stockholders' equity for all subsidiaries at December 31, 2014, was $818,420,000 of which $795,080,000 was restricted from dividend distribution to the Corporation.

The Corporation has a Dividend Reinvestment and Stock Purchase Plan, enabling stockholders to elect to have their cash dividends on all shares automatically reinvested in additional shares of the Corporation’s common stock. In addition, stockholders may elect to make optional cash payments up to an aggregate of $2,500 per quarter for the purchase of additional shares of common stock.  The stock is credited to participant accounts at fair market value.  Dividends are reinvested on a quarterly basis.

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

CFS Acquisition

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS Bancorp common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

Community Acquisition

On November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"). Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2014 and 2013:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	14,860	1,847	(2,599)	(7,580)	6,528
Amounts reclassified from accumulated other comprehensive income	(2,328)		918	(338)	(1,748)
Period change	12,532	1,847	(1,681)	(7,918)	4,780
Balance at December 31, 2014	$14,098	$—	$(2,182)	$(13,546)	$(1,630)

Balance at December 31, 2012	$17,904	$(3,272)	$(2,652)	$(17,479)	$(5,499)
Other comprehensive income before reclassifications	(16,021)	1,425	1,543	10,704	(2,349)
Amounts reclassified from accumulated other comprehensive income	(317)		608	1,147	1,438
Period change	(16,338)	1,425	2,151	11,851	(911)
Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the twelve months ended December 31, 2014, 2013 and 2012:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2014	2013	2012	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$3,581	$487	$2,389	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(1,253)	(170)	(835)	Income tax expense
	$2,328	$317	$1,554

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(1,411)	$(935)	$(217)	Interest expense - subordinated debentures and term loans
Related income tax benefit	493	327	76	Income tax expense
	$(918)	$(608)	$(141)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$520	$(1,765)	$100	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	(182)	618	(35)	Income tax expense
	$338	$(1,147)	$65

Total reclassifications for the period, net of tax	$1,748	$(1,438)	1,478

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

At December 31, 2014, the management of the Corporation believes that it meets all capital adequacy requirements to which it is subject. The most recent notifications from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, a bank must maintain a minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets and Tier I capital to average assets of 10 percent, 6 percent and 5 percent, respectively.  It should be noted that a bank's capital category is determined solely for the purpose of applying the OCC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

Actual and required capital amounts and ratios are listed below.

	2014				2013
			Required For				Required For
	Actual		Adequate Capital		Actual		Adequate Capital
December 31,	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
First Merchants Corporation	$685,507	15.34%	$357,581	8.00%	$599,966	14.54%	$330,107	8.00%
First Merchants Bank	653,169	14.64	356,884	8.00	599,272	14.56	329,344	8.00
Tier I Capital (to Risk-weighted Assets)
First Merchants Corporation	$564,535	12.63%	$178,791	4.00%	$483,186	11.71%	$165,053	4.00%
First Merchants Bank	597,305	13.39	178,442	4.00	547,655	13.30	164,672	4.00
Tier I Capital (to Average Assets)
First Merchants Corporation	$564,535	10.15%	$222,533	4.00%	$483,186	10.20%	$189,485	4.00%
First Merchants Bank	597,305	10.56	226,339	4.00	547,655	11.58	189,095	4.00

NOTE 19

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation and Fannie Mae, and the unpaid balances totaled $254,223,000, $271,871,000 and $167,879,000 at December 31, 2014, 2013 and 2012, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 20

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSA's vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred stock units ("DSUs") can be credited to non-employee directors who elect to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2014, the Corporation did not have any outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2014, 2013, and 2012 was $2,177,000, $1,773,000, and $1,492,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

The estimated fair value of the stock options granted during 2014, 2013, and 2012 was calculated using a Black-Scholes option pricing model.  The following summarizes the assumptions used in the Black-Scholes model:

	2014		2013		2012
Risk-free interest rate	2.41%		1.25%		1.36%
Expected price volatility	45.05%		45.68%		46.22%
Dividend yield	2.73%		2.96%		3.29%
Forfeiture rate	5.46%		4.73%		4.77%
Weighted-average expected life, until exercise	7.74	years	7.27	years	7.20	years

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

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5.5 percent for the year ended December 31, 2014, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2014	2013	2012
Stock and ESPP Options
Pre-tax compensation expense	$237	$253	$284
Income tax benefit	(47)	(16)	(23)
Stock and ESPP option expense, net of income taxes	$190	$237	$261
Restricted Stock Awards
Pre-tax compensation expense	$1,940	$1,520	$1,208
Income tax benefit	(679)	(531)	(428)
Restricted stock awards expense, net of income taxes	$1,261	$989	$780
Total Share-Based Compensation:
Pre-tax compensation expense	$2,177	$1,773	$1,492
Income tax benefit	(726)	(547)	(451)
Total share-based compensation expense, net of income taxes	$1,451	$1,226	$1,041

As of December 31, 2014, unrecognized compensation expense related to stock options and RSAs totaling $4,000 and $2,618,000, respectively, is expected to be recognized over weighted-average periods of 0.14 years and 1.16 years, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Stock option activity under the Corporation's stock option plans, as of December 31, 2014, and changes during the year ended December 31, 2014, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	958,786	$21.32
Granted	13,500	$21.65
Exercised	(41,249)	$12.21
Canceled	(193,106)	$24.42
Outstanding December 31, 2014	737,931	$20.99	3.08	2,645,356
Vested and Expected to Vest at December 31, 2014	737,931	$20.99	3.08	2,645,356
Exercisable at December 31, 2014	715,431	$21.05	2.90	2,563,636

The weighted-average grant date fair value was $8.13, $5.73 and $3.97 for stock options granted during the years ended December 31, 2014, 2013 and 2012, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2014.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $392,000 and $143,000, respectively. Cash receipts of stock options exercised during 2014 and 2013 were $504,000 and $115,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2014	429,002	$12.51
Granted	98,611	$20.54
Forfeited	(9,717)	$15.78
Vested	(132,446)	$9.16
Unvested RSAs at December 31, 2014	385,450	$15.65

 The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2014, quarterly offering period of approximately $20,000. The ESPP options vested during the three months ending December 31, 2014, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2014.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 25 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2014 and 2013.

	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$62,270	$69,166
Service cost	73	131
Interest cost	3,235	2,670
Actuarial loss (gain)	12,968	(5,597)
Benefits paid	(5,541)	(4,100)
Net transfers in from CFS acquisition	7,645
Benefit obligation at end of year	$80,650	$62,270

Change in Plan Assets:
Fair value of plan assets at beginning of year	$69,871	$62,865
Actual return on plan assets	5,232	10,610
Employer contributions	504	496
Benefits paid	(5,541)	(4,100)
CFS acquisition	7,073
End of year	77,139	69,871
Funded status at end of year	$(3,511)	$7,601

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$8,541	$4,266
Assets	$1,329	$12,383
Liabilities	$4,840	$4,782

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic (Benefit) Cost Consist of:
Accumulated loss	$(15,863)	$(7,922)
Prior service credit	(346)	(28)
	$(16,209)	$(7,950)

The actuarial loss recognized in 2014 was primarily due to two factors. The first factor was a decrease in the discount rate assumption from 4.80% at December 31, 2013 to 4.00% at December 31, 2014. The second factor contributing to the loss was the Corporation's adoption of the Society of Actuaries new mortality tables.

Citizens Financial Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra Plan”), an industry-wide, tax-qualified defined-benefit pension plan. The Pentegra Plan operated as a multi-employer plan for accounting purposes and as a multiple employer plan under ERISA and the Internal Revenue Code. On September 30, 2013, the Board of Citizens Financial Bank approved a resolution to withdraw as a Participating Employer in the Pentegra Plan. Upon completion of the withdrawal from the Pentegra Plan, the assets and liabilities were merged into the First Merchants Corporation Retirement Plan in early 2014.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The accumulated benefit obligation for all defined benefit plans was $80,650,000 and $62,263,000 at December 31, 2014 and 2013, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the table below.

	December 31, 2014	December 31, 2013
Projected benefit obligation	$4,840	$4,782
Accumulated benefit obligation	$4,840	$4,782
Fair value of plan assets

The following table shows the components of net periodic pension costs:

	December 31, 2014	December 31, 2013	December 31, 2012
Service cost	$73	$131	$161
Interest cost	3,235	2,670	2,990
Expected return on plan assets	(4,467)	(4,265)	(4,216)
Amortization of prior service costs	81	25	25
Amortization of net loss	478	2,131	2,207
Net periodic pension (benefit) cost	$(600)	$692	$1,167

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	December 31, 2014	December 31, 2013	December 31, 2012
Net periodic pension (benefit) cost	$(600)	$692	$1,167
Net gain (loss)	(12,203)	11,942	(1,242)
Amortization of loss	478	2,131	2,207
Amortization of prior service cost	81	25	25
Total recognized in other comprehensive income (loss)	(11,644)	14,098	990
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(11,044)	$13,406	$(177)

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31, 2014	December 31, 2013	December 31, 2012
Amortization of net loss	$(1,770)	$(533)	$(2,158)
Amortization of prior service cost	(64)	(25)	(25)
Total	$(1,834)	$(558)	$(2,183)

Significant assumptions include:

	December 31, 2014	December 31, 2013	December 31, 2012
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	4.00%	4.80%	4.00%
Rate of compensation increase for accruing active participants	3.00%	3.00%	3.00%
Weighted-average Assumptions Used to Determine Cost:
Discount rate	4.80%	4.00%	4.50%
Expected return on plan assets	6.00%	7.00%	7.00%
Rate of compensation increase for accruing active participants	3.00%	3.00%	4.00%

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2014 and 2013, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with Employee Retirement Income Security Act of 1974 ("ERISA") and any other applicable statutes.

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

At December 31, 2014, the maturities of the plans’ debt securities ranged from 15 days to 9.59 years, with a weighted average maturity of 5.02 years. At December 31, 2013, the maturities of the plans’ debt securities ranged from 2 days to 9.61 years, with a weighted average maturity of 4.63 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2014. The minimum contribution required in 2015 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2015	$4,761
2016	4,757
2017	4,751
2018	4,783
2019	4,997
After 2019	25,125
$49,174

Plan assets are re-balanced quarterly. At December 31, 2014 and 2013, plan assets by category are as follows:

	December 31, 2014		December 31, 2013
	Actual	Target	Actual	Target
Cash and cash equivalents	2.6%	2.0%	2.7%	2.0%
Equity securities	58.7	60.0	62.2	60.0
Debt securities	36.5	36.0	33.2	36.0
Alternative investments	2.2	2.0	1.9	2.0
	100.0%	100.0%	100.0%	100.0%

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $3,396,000, $3,138,000 and $2,914,000 for 2014, 2013 and 2012, respectively.

The Corporation maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The obligations payable under the plans totaled $1,811,000 and $1,534,000 at December 31, 2014 and 2013, respectively. Post retirement plan expense totaled $97,000, $519,000 and $477,000 for the years ending December 31, 2014, 2013 and 2012, respectively.

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

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $57,413,000 and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $19,726,000 and include governmental agencies, taxable municipals, common collective trust investments (which are classified below as Party-in-Interest investments -- common bond fund and common equity fund) and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2014 and 2013.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,032	$2,032
Corporate Bonds and Notes	9,384	9,384
Government Agency and Municipal Bonds and Notes	8,252		$8,252
Certificates of Deposit	1,001		1,001
Party-in-Interest Investments
Common Stock	1,376	1,376
Common Bond Fund	4,615		4,615
Common Equity Fund	5,858		5,858
Mutual Funds
Taxable Bond	4,987	4,987
Large Cap Equity	21,185	21,185
Mid Cap Equity	9,434	9,434
Small Cap Equity	3,872	3,872
International Equity	3,474	3,474
Specialty Alternative Equity	1,669	1,669
	$77,139	$57,413	$19,726	$—

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2013	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$1,864	$1,864
Corporate Bonds and Notes	6,076	6,076
Government Agency and Municipal Bonds and Notes	8,263		$8,263
Certificates of Deposit	607		607
Party-in-Interest Investments
Common Stock	1,375	1,375
Common Bond Fund	5,318		5,318
Common Equity Fund	4,507		4,507
Mutual Funds
Taxable Bond	3,901	3,901
Large Cap Equity	20,617	20,617
Mid Cap Equity	8,721	8,721
Small Cap Equity	3,584	3,584
International Equity	3,727	3,727
Specialty Alternative Equity	1,311	1,311
	$69,871	$51,176	$18,695	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

INCOME TAX

The reconciliation between the statutory and actual income tax expense (benefit) is summarized in the following table for the years indicated:

	2014	2013	2012
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$(1,661)	$738	$(23)
State
Deferred:
Federal	22,541	13,939	15,890
State	510
Total Income Tax Expense	$21,390	$14,677	$15,867
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 35%	$28,543	$20,722	$21,347
Tax-exempt Interest Income	(5,148)	(3,923)	(3,716)
Stock Compensation	36	50	76
Earnings on Life Insurance	(1,271)	(905)	(1,187)
Tax Credits	(911)	(857)	(73)
Other	141	(410)	(580)
Actual Tax Expense	$21,390	$14,677	$15,867

 Tax expense applicable to security gains and losses, including unrealized losses relating to other-than-temporary impairment charges, for the years ended December 31, 2014, 2013 and 2012, was $760,000, $157,000 and $759,000, respectively.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, the Corporation is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011.

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2014	2013
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$26,665	$28,064
Differences in Accounting for Loan Fees	747	736
Differences in Accounting for Loans and Securities	9,910	13,579
Deferred Compensation	5,234	5,479
Difference in Accounting for Pensions and Other Employee Benefits	1,084
Federal & State Income Tax Loss Carryforward and Credits	23,977	24,981
Net Unrealized Loss on Securities Available for Sale		151
Other	8,535	12,828
Total Assets	76,152	85,818
Liabilities:
Differences in Depreciation Methods	8,220	8,008
Difference in Accounting for Pensions and Other Employee Benefits		1,096
State Income Tax	591	354
Net Unrealized Gain on Securities Available for Sale	7,591
Gain on FDIC Modified Whole Bank Transaction	1,694	2,147
Other	1,096	1,257
Total Liabilities	19,192	12,862
Net Deferred Tax Asset Before Valuation Allowance	56,960	72,956
Valuation allowance:
Beginning Balance	(17,171)	(13,859)
Decrease/(Increase) During the Year	(397)	(3,312)
Ending Balance	(17,568)	(17,171)
Net Deferred Tax Asset	$39,392	$55,785

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The $16,393,000 decrease in the Corporation’s net deferred tax asset was due to a combination of a decrease in deferred tax assets and an increase in deferred tax liabilities. The largest deferred tax asset decreases were associated with accounting for loans, other than temporary impairment on securities, and other real estate owned in the amounts of $3,669,000, $3,261,000 and $1,988,000, respectively. Partially offsetting these deferred tax asset decreases was the $2,180,000 net change in the shift of the accounting for pensions and other employee benefits from a deferred tax liability to a deferred tax asset. Finally, the largest deferred tax liability increase of $7,742,000 resulted from the accounting for unrealized gains on available for sale securities.

The Corporation has recorded a valuation allowance of $17,568,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as discussed in the “INCOME TAXES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as item 7 of this Annual Report on Form 10-K.

As of December 31, 2014, the Corporation had approximately $143,467,000 of state tax loss carryforward available to offset future state taxes.  This state loss carryforward has a valuation allowance of approximately $142,358,000.

The Corporation has approximately $13,393,000 of additional paid-in capital that is considered restricted resulting from the CFS acquisition. CFS qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2014, would have been approximately $4,688,000.

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2014			2013			2012
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:	$60,162			$44,530			$45,122
Preferred stock dividends				(2,380)			(4,539)
Net income available to common stockholders	60,162	36,266,356	$1.66	42,150	29,731,420	$1.42	40,583	28,632,915	$1.42
Effect of dilutive stock options and warrants		288,253			276,960			213,769
Diluted net income per share:
Net income available to common stockholders	$60,162	36,554,609	$1.65	$42,150	30,008,380	$1.41	$40,583	28,846,684	$1.41

Options to purchase 543,514, 800,674, and 820,706 shares of common stock with weighted average exercise prices of $20.99, $21.32, and $21.58 at December 31, 2014, 2013 and 2012 respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2014 and 2013:

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$51,009	$51,527	$53,290	$53,053	$43,738	$40,653	$40,736	$45,707
Interest expense	5,117	5,408	5,424	5,893	4,280	4,003	3,714	4,572
Net interest income	45,892	46,119	47,866	47,160	39,458	36,650	37,022	41,135
Provision for loan losses			1,600	960	2,102	1,997	1,533	1,016
Net interest income after provision for loan losses	45,892	46,119	46,266	46,200	37,356	34,653	35,489	40,119
Non-interest income	15,186	15,933	18,294	16,254	13,877	14,059	11,800	15,073
Non-interest expense	43,089	41,250	42,576	41,677	34,700	33,742	34,219	40,558
Income before income tax expense	17,989	20,802	21,984	20,777	16,533	14,970	13,070	14,634
Income tax expense	4,369	5,642	5,862	5,517	4,668	4,155	2,667	3,187
Net income	13,620	15,160	16,122	15,260	11,865	10,815	10,403	11,447
Preferred stock dividends					(857)	(852)	(430)	(241)
Net income available to common stockholders	$13,620	$15,160	$16,122	$15,260	$11,008	$9,963	$9,973	$11,206

Basic EPS	$0.38	$0.42	$0.45	$0.41	$0.38	$0.35	$0.35	$0.34
Diluted EPS	$0.38	$0.41	$0.45	$0.41	$0.38	$0.34	$0.35	$0.34
Average Shares Outstanding:
Basic	35,956,436	36,026,763	36,054,867	37,018,014	28,716,987	28,783,407	28,806,809	32,597,145
Diluted	36,260,624	36,294,149	36,328,981	37,323,276	28,971,238	29,023,513	29,081,472	32,912,605

NOTE 25

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Cash	$36,044	$13,228
Investment in subsidiaries	820,123	745,818
Goodwill	448	448
Other assets	6,281	8,695
Total assets	$862,896	$768,189
Liabilities
Borrowings	$126,702	$126,702
Other liabilities	9,367	6,564
Total liabilities	136,069	133,266
Stockholders' equity	726,827	634,923
Total liabilities and stockholders' equity	$862,896	$768,189

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2014	December 31, 2013	December 31, 2012
Income
Dividends from subsidiaries	$53,231	$63,732	$30,096
Other income	538	45	85
Total income	53,769	63,777	30,181
Expenses
Interest expense	6,616	3,531	4,655
Salaries and employee benefits	3,128	3,284	3,194
Net occupancy and equipment expenses	442	258	312
Telephone expenses	27	42	30
Postage and courier expenses			1
Other expenses	1,972	2,617	1,502
Total expenses	12,185	9,732	9,694
Income before income tax benefit and equity in undistributed income of subsidiaries	41,584	54,045	20,487
Income tax benefit	3,999	3,153	3,316
Income before equity in undistributed income of subsidiaries	45,583	57,198	23,803
Equity in undistributed (distributions in excess of) income of subsidiaries	14,579	(12,668)	21,319
Net income	60,162	44,530	45,122
Preferred stock dividends and discount accretion		(2,380)	(4,539)
Net income available to common stockholders	$60,162	$42,150	$40,583

Net income	$60,162	$44,530	$45,122
Other comprehensive income (loss)	4,780	(911)	(1,897)
Comprehensive income	$64,942	$43,619	$43,225

Condensed Statement of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Cash Flow From Operating Activities:
Net income	$60,162	$44,530	$45,122
Adjustments to Reconcile Net Income to Net Cash:
Share-based compensation	887	778	632
Distributions in excess of (equity in undistributed) income of subsidiaries	(14,579)	12,668	(21,319)
Net Change in:
Other assets	2,425	(1,354)	1,902
Other liabilities	1,466	(8,438)	1,122
Investment in subsidiaries - operating activities	(4,517)	12,991	(1,755)
Net cash provided by operating activities	$45,844	$61,175	$25,704
Cash Flow From Investing Activities:
Investment in subsidiaries			$(126)
Net cash paid in acquisition	$(12,832)
Other		$240
Net cash provided (used) in investing activities	$(12,832)	$240	$(126)
Cash Flow From Financing Activities:
Cash dividends	$(10,694)	$(7,992)	$(7,442)
Repayment of borrowings		(55,000)	(4,124)
Proceeds from issuance of long-term debt		70,000
Preferred stock redemption under small business lending fund		(90,783)
Stock issued under employee benefit plans	478	479	449
Stock issued under dividend reinvestment and stock purchase plan	523	325	202
Stock options exercised	564	115	78
Stock redeemed	(1,067)	(491)	(235)
Net cash used by financing activities	$(10,196)	$(83,347)	$(11,072)
Net change in cash	22,816	(21,932)	14,506
Cash, beginning of the year	13,228	35,160	20,654
Cash, end of year	$36,044	$13,228	$35,160

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 26

ACCOUNTING MATTERS

FASB Accounting Standards Update No. 2015-01, Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
FASB ASU No. 2014-17 Business Combinations (Topic 805): Pushdown Accounting
The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.

An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.

If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting.

The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
FASB ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 204-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, FASB, issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FASB ASU 2014-14, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, FASB, issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For the modified retrospective transition, an entity should apply the amendments in the update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted update 2014-04. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
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
FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for annual periods beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early application is prohibited. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
FASB ASU 2014-09, Revenue from Contracts with Customers
The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Corporation is evaluating the effect of this ASU on its consolidated financial statements.
Accounting Standards Update (ASU) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 27

GENERAL LITIGATION

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Corporation.

NOTE 28

SUBSEQUENT EVENTS

On January 5, 2015, First Merchants Corporation, an Indiana corporation (“First Merchants”), and C Financial Corporation, an Ohio corporation (“C Financial”), entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, C Financial will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger,”) whereupon the separate corporate existence of C Financial will cease and First Merchants will survive. Immediately following the Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association continuing as the surviving bank. The Merger Agreement has been approved by the Boards of Directors of each of First Merchants and C Financial, but the consummation of the Merger is conditioned upon the approval of the C Financial shareholders and certain regulatory authorities as well as satisfaction of customary closing conditions. The Merger Agreement provides that upon the effective date of the Merger (the “Effective Date”), the shareholders of C Financial shall be entitled to receive an aggregate of $14,500,000 in cash in exchange for all of the outstanding shares of C Financial common stock, $1.00 par value. The amount each shareholder will receive will be equal to $14,500,000 multiplied by a fraction, the numerator of which is the number of shares of C Financial Common Stock held by such shareholder and the denominator of which is the number of shares of C Financial Common Stock outstanding on the Effective Date. Any shareholders who dissent from the Merger in accordance with Ohio Revised Code Sections 1701.84 and 1701.85, as amended, will only receive payment through the dissenters’ rights proceedings. Subject to C Financial common shareholders’ approval of the Merger Agreement, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the second quarter of 2015.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2014, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Merchants Corporation (the “Corporation”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring financial reporting and regulatory risks to the organization are properly being managed, mitigated and monitored by Management, the Audit Committee of the Board of Directors oversees management’s internal controls over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2014 is effective based on the specified criteria. As permitted, the Corporation excluded the operations of Community Bancshares, Inc., acquired on November 7, 2014, from the scope of management's report on internal control over financial reporting.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2014, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's (Corporation) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of the Corporation's internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Corporation excluded the operations of Community Bancshares, Inc. acquired on November 7, 2014, from the scope of management's report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated February 27, 2015, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
February 27, 2015

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s Proxy Statement dated March 25, 2015 furnished to its stockholders in connection with an annual meeting to be held May 4, 2015 (the “2015 Proxy Statement”), under the captions "BOARD OF DIRECTORS”; “CORPORATE GOVERNANCE”; "BOARD COMMITTEES - AUDIT COMMITTEE"; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information  - Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Senior Vice President of Finance, Corporate Controller and Corporate Treasurer. It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at www.firstmerchants.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2015 Proxy Statement, under the captions, "BOARD COMMITTEES - COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "BOARD COMMITTEES - RISK AND CREDIT POLICY COMMITTEE"; "COMPENSATION OF EXECUTIVE OFFICERS"; and "COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2015 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s 2015 Proxy Statement, under the captions, "CORPORATE GOVERNANCE - BOARD INDEPENDENCE"; and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2015 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2014 and 2013
Consolidated statements of income, years ended December 31, 2014, 2013 and 2012
Consolidated statements of comprehensive income, years ended December 31, 2014, 2013 and 2012
Consolidated statements of stockholders' equity, years ended December 31, 2014, 2013 and 2012
Consolidated statements of cash flows, years ended December 31, 2014, 2013 and 2012
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and Community Bancshares, Inc. dated July 21, 2014 (Incorporated by reference to registrant’s Form 8-K filed July 22, 2014).

2.2
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and C Financial Corporation dated as of January 5, 2015 (Incorporated by reference to registrant's Form 8-K filed January 6, 2015)

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

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 26, 2015 (1)
10.2	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, as amended, effective January 1, 2015 (1)
10.3	First Merchants Corporation 2009 Long-Term Equity Incentive Plan, as amended, effective January 1, 2015 (1)
10.4
Voting Agreement dated July 21, 2014, by and among First Merchants Corporation and certain shareholders of Community Bancshares, Inc. (Incorporated by reference to registrant's Form 8-K filed on July 22, 2014)

10.5	First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.6	First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.7	First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.8	First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.9	First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.10	First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (1)
10.11	First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014) (1)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

10.12
Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007 (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007) (1)

10.13	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (1)
10.14	First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.15	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (1)
10.16	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (1)
10.17	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (1)
10.18
Voting Agreement dated January 5, 2015, by and among First Merchants Corporation and certain shareholders of C Financial Corporation (Incorporated by reference to registrant's Form 8-K filed January 6, 2015)

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
(3) Furnished herewith.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2015.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 27th day of February, 2015.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice
Chief Executive Officer	President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Michael C. Rechin
Michael R. Becher, Director	Michael C. Rechin, Director

/s/ Roderick English*	/s/ Charles E. Schalliol*
Roderick English, Director	Charles E. Schalliol, Director

/s/ F. Howard Halderman*	/s/ Patrick A. Sherman*
F. Howard Halderman, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Terry L. Walker*
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman*	/s/ Jean L. Wojtowicz*
Gary J. Lehman, Director	Jean L. Wojtowicz, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact February 27, 2015