Form 10-Q
period 2015-03-31
FIRST MERCHANTS CORP
filed 2015-05-06
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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

As of April 30, 2015, there were 37,783,280 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$89,243	$118,616
Interest-bearing time deposits	83,228	47,520
Investment securities available for sale	538,055	549,543
Investment securities held to maturity (fair value of $670,611 and $647,723)	651,418	631,088
Loans held for sale	6,392	7,235
Loans, net of allowance for loan losses of $62,801 and $63,964	3,902,731	3,860,901
Premises and equipment	77,468	77,691
Federal Reserve and Federal Home Loan Bank stock	41,273	41,353
Interest receivable	19,557	19,984
Core deposit intangibles	15,310	16,031
Goodwill	202,724	202,724
Cash surrender value of life insurance	170,172	169,424
Other real estate owned	19,073	19,293
Tax asset, deferred and receivable	38,695	41,960
Other assets	22,182	20,764
TOTAL ASSETS	$5,877,521	$5,824,127
LIABILITIES
Deposits:
Noninterest-bearing	$1,100,397	$1,070,859
Interest-bearing	3,547,678	3,569,835
Total Deposits	4,648,075	4,640,694
Borrowings:
Federal funds purchased		15,381
Securities sold under repurchase agreements	134,023	124,539
Federal Home Loan Bank advances	166,326	145,264
Subordinated debentures and term loans	126,875	126,810
Total Borrowings	427,224	411,994
Interest payable	3,685	3,201
Other liabilities	58,879	41,411
Total Liabilities	5,137,863	5,097,300
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 37,781,488 and 37,669,948 shares	4,723	4,709
Additional paid-in capital	431,199	431,220
Retained earnings	305,526	292,403
Accumulated other comprehensive loss	(1,915)	(1,630)
Total Stockholders' Equity	739,658	726,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,877,521	$5,824,127

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Loans receivable:
Taxable	$43,551	$42,025
Tax exempt	248	61
Investment securities:
Taxable	4,723	4,810
Tax exempt	3,835	3,438
Deposits with financial institutions	37	23
Federal Reserve and Federal Home Loan Bank stock	550	652
Total Interest Income	52,944	51,009
INTEREST EXPENSE
Deposits	3,516	2,549
Federal funds purchased	23	49
Securities sold under repurchase agreements	78	196
Federal Home Loan Bank advances	691	682
Subordinated debentures and term loans	1,660	1,641
Total Interest Expense	5,968	5,117
NET INTEREST INCOME	46,976	45,892
Provision for loan losses
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	46,976	45,892
OTHER INCOME
Service charges on deposit accounts	3,548	3,551
Fiduciary activities	2,507	2,212
Other customer fees	3,667	3,733
Commission income	2,328	2,268
Earnings on cash surrender value of life insurance	747	748
Net gains and fees on sales of loans	1,489	723
Net realized gains on sales of available for sale securities	1,025	581
Other income	921	1,618
Total Other Income	16,232	15,434
OTHER EXPENSES
Salaries and employee benefits	24,541	25,301
Net occupancy	3,790	3,938
Equipment	2,566	2,739
Marketing	780	769
Outside data processing fees	1,717	1,831
Printing and office supplies	364	458
Core deposit amortization	721	592
FDIC assessments	863	1,060
Other real estate owned and foreclosure expenses	1,229	1,757
Professional and other outside services	1,491	1,379
Other expenses	3,140	3,265
Total Other Expenses	41,202	43,089
INCOME BEFORE INCOME TAX	22,006	18,237
Income tax expense	5,834	4,617
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,172	$13,620
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.43	$0.38
Diluted Net Income Available to Common Stockholders	$0.43	$0.38
Cash Dividends Paid	$0.08	$0.05
Average Diluted Shares Outstanding (in thousands)	38,000	36,261

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$16,172	$13,620
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of tax of $528 and $2,804	980	5,207
Unrealized gain on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $627		1,164
Unrealized loss on cash flow hedges arising during the period, net of tax of $447 and $443	(829)	(823)
Reclassification adjustment for losses included in net income, net of tax of $235 and $83	(436)	(154)
	(285)	5,394
Comprehensive income	$15,887	$19,014

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional			Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings		Comprehensive Income (Loss)	Total
Balances, December 31, 2014	125	$125	37,669,948	$4,709	$431,220	$292,403		$(1,630)	$726,827
Comprehensive income
Net income						16,172			16,172
Other comprehensive income, net of tax							—	(285)	(285)
Cash dividends on common stock ($.08 per share)						(3,049)			(3,049)
Share-based compensation			126,531	16	501				517
Stock issued under employee benefit plans			6,678	1	128				129
Stock issued under dividend reinvestment and stock purchase plan			5,615	1	134				135
Stock options exercised			23,373	3	366				369
Stock redeemed			(50,657)	(7)	(1,150)				(1,157)
Balances, March 31, 2015	125	$125	37,781,488	$4,723	$431,199	$305,526		$(1,915)	$739,658

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,
	2015	2014
Cash Flow From Operating Activities:
Net income	$16,172	$13,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,534	1,493
Change in deferred taxes	5,804	6,136
Share-based compensation	517	505
Tax benefit from stock options exercised	(14)	(30)
Loans originated for sale	(69,384)	(29,078)
Proceeds from sales of loans	70,227	27,823
Gains on sales of securities available for sale	(1,025)	(581)
Change in interest receivable	427	671
Change in interest payable	484	1,421
Other adjustments	(7,044)	(15,396)
Net cash provided by operating activities	$17,698	$6,584
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(35,708)	$17,991
Purchases of:
Securities available for sale	(20,193)	(84,844)
Securities held to maturity	(39,542)	(67)
Proceeds from sales of securities available for sale	38,198	9,053
Proceeds from maturities of:
Securities available for sale	14,887	13,475
Securities held to maturity	18,685	14,548
Change in Federal Reserve and Federal Home Loan Bank stock	80
Net change in loans	(43,939)	15,089
Proceeds from the sale of other real estate owned	2,799	2,675
Other adjustments	(1,311)	(566)
Net cash used in investing activities	$(66,044)	$(12,646)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$(4,643)	$(27,047)
Certificates of deposit and other time deposits	12,024	78,758
Borrowings	59,484	150,000
Repayment of borrowings	(44,319)	(189,832)
Cash dividends on common stock	(3,049)	(1,820)
Stock issued under employee benefit plans	129	133
Stock issued under dividend reinvestment and stock purchase plans	135	96
Stock options exercised	355	273
Tax benefit from stock options exercised	14	30
Stock redeemed	(1,157)	(1,043)
Net cash provided by financing activities	$18,973	$9,548
Net Change in Cash and Cash Equivalents	(29,373)	3,486
Cash and Cash Equivalents, January 1	118,616	109,434
Cash and Cash Equivalents, March 31	$89,243	$112,920
Additional cash flow information:
Interest paid	$5,484	$3,696
Income tax paid	$500	$1,200
Loans transferred to other real estate owned	$2,109	$1,087
Non-cash investing activities using trade date accounting	$20,424	$2,374

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

The consolidated condensed balance sheet of the Corporation as of December 31, 2014, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Form 10-K annual report filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year.

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

The Corporation engaged in this transaction with the expectation that it would be accretive to income and expand the existing footprint in central Indiana. Goodwill resulted from this transaction due to the expected synergies from combining operations.

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

Fair Value
Cash and cash equivalents	$4,124
Interest -bearing time deposits	16,526
Investment Securities, available for sale	76,807
Loans	145,064
Premises and equipment	3,610
Federal Home Loan Bank stock	1,950
Interest receivable	767
Cash surrender value of life insurance	3,266
Other real estate owned	6,662
Taxes, deferred and receivable	3,348
Other assets	167
Deposits	(228,424)
Interest payable	(98)
Other liabilities	(3,014)
Net tangible assets acquired	30,755
Core deposit intangible	4,658
Goodwill	13,776
Purchase price	$49,189

Of the total purchase price, $4,658,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Pro Forma Financial Information

The Corporation acquired CFS Bancorp ("CFS") on November 12, 2013 and Community on November 7, 2014. The results of operations of CFS and Community have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended December 31, 2014 and 2013 as if the CFS and Community acquisitions had occurred as of the beginning of the comparable prior annual reporting period.

	2014	2013
Total revenue (net interest income plus other income)	$263,070	$253,668
Net income	$61,572	$39,979
Net income available to common shareholders	$61,572	$37,599
Earnings per share:
Basic	$1.63	$0.98
Diluted	$1.61	$0.97

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the year ended December 31, 2014 includes $1.6 million of operating revenue from Community since the acquisition and approximately $1.8 million, net of tax, of non-recurring expenses directly attributable to the Community acquisition. The pro forma information for the year ended December 31, 2013 includes $4.9 million of operating revenue from CFS since the acquisition and approximately $9.5 million, net of tax, of non-recurring expenses directly attributable to the CFS acquisition.

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

C Financial Corporation

The Corporation and C Financial Corporation ("C Financial") entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) on January 5, 2015. On April 17, 2015, the Corporation completed the merger with C Financial, pursuant to which, C Financial merged with and into the Corporation (the “Merger”) whereupon the separate corporate existence of C Financial ceased and the Corporation survived.  Immediately following the Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of the Corporation, with First Merchants Bank, National Association continuing as the surviving bank.  As part of the $14.5 million merger, shareholders of C Financial received $6.738 in cash for each share of C Financial common stock held. As a result of this merger, the Corporation ($5.8 billion) and C Financial ($138 million) have combined assets of approximately $6.0 billion.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2015
U.S. Government-sponsored agency securities	$100	$7		$107
State and municipal	249,699	12,195	$310	261,584
U.S. Government-sponsored mortgage-backed securities	265,740	8,949	62	274,627
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	517,276	21,151	372	538,055
Held to maturity at March 31, 2015
State and municipal	225,225	6,429	76	231,578
U.S. Government-sponsored mortgage-backed securities	426,193	12,988	148	439,033
Total held to maturity	651,418	19,417	224	670,611
Total Investment Securities	$1,168,694	$40,568	$596	$1,208,666

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

The amortized cost and fair value of available for sale securities and held to maturity securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2015:
Due in one year or less	$3,836	$3,869	$8,072	$8,121
Due after one through five years	8,980	9,245	19,561	20,155
Due after five through ten years	50,220	52,853	86,271	88,851
Due after ten years	186,794	195,755	111,321	114,451
	$249,830	$261,722	$225,225	$231,578
U.S. Government-sponsored mortgage-backed securities	265,740	274,627	426,193	439,033
Equity securities	1,706	1,706
Total Investment Securities	$517,276	$538,055	$651,418	$670,611

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $458,131,000 at March 31, 2015, and $449,408,000 at December 31, 2014.

The book value of securities sold under agreements to repurchase amounted to $129,110,000 at March 31, 2015, and $120,027,000 at December 31, 2014.

Gross gains on the sales and redemptions of available for sale securities for the three months ended March 31, 2015, and 2014 are shown below. There were no losses on the sale and redemption of available for sale securities, or other-than-temporary impairment losses recognized during the three months ended March 31, 2015, and 2014.

	Three Months Ended March 31,
	2015	2014
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,025	$581

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table shows investments securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015, and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at March 31, 2015
State and municipal	$23,922	$310			$23,922	$310
U.S. Government-sponsored mortgage-backed securities	4,876	4	2,374	58	7,250	62
Total Temporarily Impaired Available for Sale Securities	28,798	314	2,374	58	31,172	372
Temporarily Impaired Held to Maturity Securities at March 31, 2015
State and municipal	7,243	76			7,243	76
U.S. Government-sponsored mortgage-backed securities	4,963	42	11,626	106	16,589	148
Total Temporarily Impaired Held to Maturity Securities	12,206	118	11,626	106	23,832	224
Total Temporarily Impaired Investment Securities	$41,004	$432	$14,000	$164	$55,004	$596

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2014
State and municipal	1,256	7	$9,850	$116	$11,106	$123
U.S. Government-sponsored mortgage-backed securities	2,186	13	5,447	114	7,633	127
Total Temporarily Impaired Available for Sale Securities	3,442	20	15,297	230	18,739	250
Temporarily Impaired Held to Maturity Securities at December 31, 2014
State and municipal	5,119	96	250		5,369	96
U.S. Government-sponsored mortgage-backed securities	9,791	82	38,491	430	48,282	512
Total Temporarily Impaired Held to Maturity Securities	14,910	178	38,741	430	53,651	608
Total Temporarily Impaired Investment Securities	$18,352	$198	$54,038	$660	$72,390	$858

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2015	December 31, 2014
Investments reported at less than historical cost:
Historical cost	$55,599	$73,249
Fair value	$55,004	$72,390
Percent of the Corporation's available for sale and held to maturity portfolio	4.6%	6.1%

Management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary ("OTTI") is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of March 31, 2015. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

In determining the fair value of the investment securities portfolio, the Corporation utilizes a third party for portfolio accounting services, including market value input, for those securities classified as Level 1 and Level 2 in the fair value hierarchy. The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor was classifying these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper. The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or loss resulting from the sale of certain securities has proven the data to be accurate over time.  Fair value of securities classified as Level 3 in the valuation hierarchy was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2015.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2015.

Corporate Obligations

In the first quarter of 2015, the Corporation sold its remaining trust preferred security which had no remaining book value as a result of OTTI of approximately $500,000 taken in 2009. The sale of this security resulted in a gain of $45,000, which is included in the Consolidated Condensed Statement of Income in the current period.

Credit Losses Recognized on Investments

Certain corporate obligations experienced fair value deterioration due to credit losses and other market factors. The following table provides information about those securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2015	Accumulated Credit Losses in 2014
Credit losses on debt securities held:
Balance, January 1	$500	$11,355
Reductions for previous other-than-temporary losses realized on securities sold during the year	(500)	(10,855)
Balance, March 31	$—	$500

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer lending, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality elements, all excluding loans held for sale.  Loans held for sale as of March 31, 2015, and December 31, 2014, were $6,392,000 and $7,235,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2015	December 31, 2014
Commercial and industrial loans	$938,937	$896,688
Agricultural production financing and other loans to farmers	95,652	104,927
Real estate loans:
Construction	237,036	207,221
Commercial and farmland	1,646,418	1,672,661
Residential	640,451	647,315
Home Equity	286,914	286,529
Individuals' loans for household and other personal expenditures	70,223	73,400
Lease financing receivables, net of unearned income	853	1,106
Other loans	49,048	35,018
Loans	$3,965,532	$3,924,865
Allowance for loan losses	(62,801)	(63,964)
Net Loans	$3,902,731	$3,860,901

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at March 31, 2015.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

In conformance with ASC 805 and ASC 820, loans purchased after December 31, 2008, are recorded at the acquisition date fair value. Such loans are only included in the allowance when deemed impaired in accordance with ASC 310-30.

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

The historical loss allocation for loans not deemed impaired, according to ASC 310, is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment. The historical loss factors are based upon actual loss experience within each risk and call code classification. The historical look back period for non-criticized loans looks to the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans. Each of the rolling four quarter periods used to obtain the average, include all charge offs for the previous twelve-month period, therefore the historical look back period includes seven quarters. The resulting allocation is reflective of current conditions. Criticized loans are grouped based on the risk grade assigned to the loan. Loans with a special mention grade are assigned a loss factor, and loans with a classified grade but not impaired are assigned a separate loss factor. The loss factor computation for this allocation includes a segmented historical loss migration analysis of criticized risk grades to charge off.

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

At March 31, 2015, the allowance for loan losses was $62,801,000, a decrease of $1,163,000 from the December 31, 2014 balance of $63,964,000. Specific reserves on impaired loans increased $2,762,000 to $4,556,000, from $1,794,000 at March 31, 2014. Net charge offs for the three months ended March 31, 2015, were $1,163,000. Comparatively, the same period in 2014 had net recoveries of $1,713,000. There was no provision for loan losses recognized for the three months ended March 31, 2015, and 2014. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2015, and March 31, 2014:

	Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	1,834	(2,896)	527	534	1
Recoveries on loans	450	412	78	132		1,072
Loans charged off	(1,101)	(460)	(125)	(549)		(2,235)
Balances, March 31, 2015	$30,007	$16,383	$3,138	$13,269	$4	$62,801

	Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	2,387	(1,257)	(12)	(1,098)	$(20)
Recoveries on loans	2,050	790	136	604	20	3,600
Loans charged off	(706)	(277)	(229)	(675)		(1,887)
Balances, March 31, 2014	$30,907	$22,358	$2,410	$13,908		$69,583

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	March 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$2,700	$1,017		$359		$4,076
Collectively evaluated for impairment	27,307	15,081	$3,138	12,715	$4	58,245
Loans Acquired with Deteriorated Credit Quality		285		195		480
Total Allowance for Loan Losses	$30,007	$16,383	$3,138	$13,269	$4	$62,801
Loan Balances:
Individually evaluated for impairment	$11,432	$21,668		$4,298		$37,398
Collectively evaluated for impairment	1,063,822	1,806,864	$70,223	918,527	$853	3,860,289
Loans Acquired with Deteriorated Credit Quality	8,383	54,922		4,540		67,845
Loans	$1,083,637	$1,883,454	$70,223	$927,365	$853	$3,965,532

	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,455	$470		$194		$2,119
Collectively evaluated for impairment	27,369	18,207	$2,658	12,958	$3	61,195
Loans Acquired with Deteriorated Credit Quality		650				650
Total Allowance for Loan Losses	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Loan Balances:
Individually evaluated for impairment	$16,108	$23,963		$4,022		$44,093
Collectively evaluated for impairment	1,011,122	1,796,797	$73,400	925,282	$1,106	3,807,707
Loans Acquired with Deteriorated Credit Quality	9,403	59,122		4,540		73,065
Loans	$1,036,633	$1,879,882	$73,400	$933,844	$1,106	$3,924,865

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	March 31, 2015	December 31, 2014
Commercial and industrial loans	$8,249	$7,048
Agriculture production financing and other loans to farmers	1,978	5,800
Real estate Loans:
Construction	1,585	1,439
Commercial and farmland	16,931	19,350
Residential	13,314	12,933
Home Equity	2,141	1,988
Individuals' loans for household and other personal expenditures	123	231
Total	$44,321	$48,789

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	March 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$27,308	$13,460
Agriculture production financing and other loans to farmers	307	302
Real estate Loans:
Construction	10,811	7,856
Commercial and farmland	88,069	65,281
Residential	9,792	6,273
Home equity	546	474
Other loans	28
Total	$136,861	$93,646
Impaired loans with related allowance:
Commercial and industrial loans	$4,434	$4,376	$2,461
Agriculture production financing and other loans to farmers	3,415	1,676	239
Real estate Loans:
Commercial and farmland	3,171	3,093	1,302
Residential	1,876	1,759	554
Total	$12,896	$10,904	$4,556
Total Impaired Loans	$149,757	$104,550	$4,556

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$35,514	$18,029
Agriculture production financing and other loans to farmers	26	22
Real estate Loans:
Construction	12,956	9,318
Commercial and farmland	95,856	68,187
Residential	10,591	6,839
Home equity	3,590	398
Other loans	30
Total	$158,563	$102,793
Impaired loans with related allowance:
Commercial and industrial loans	$1,766	$1,684	$1,055
Agriculture production financing and other loans to farmers	6,777	5,777	400
Real estate Loans:
Commercial and farmland	7,159	4,971	1,120
Residential	1,001	998	194
Total	$16,703	$13,430	$2,769
Total Impaired Loans	$175,266	$116,223	$2,769

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$16,150	$139
Agriculture production financing and other loans to farmers	303
Real estate Loans:
Construction	8,542	104
Commercial and farmland	69,036	878
Residential	8,528	48
Home equity	533	3
Total	$103,092	$1,172
Impaired loans with related allowance:
Commercial and industrial loans	$4,379	$10
Agriculture production financing and other loans to farmers	3,991
Real estate Loans:
Commercial and farmland	3,113
Residential	1,761
Total	$13,244	$10
Total Impaired Loans	$116,336	$1,182

	Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$16,377	$21
Agriculture production financing and other loans to farmers	29
Real estate Loans:
Construction	10,440	28
Commercial and farmland	81,617	243
Residential	4,146	8
Home equity	144
Other loans	6
Total	$112,759	$300
Impaired loans with related allowance:
Commercial and industrial loans	$1,752	$3
Real estate Loans:
Commercial and farmland	4,398	1
Total	$6,150	$4
Total Impaired Loans	$118,909	$304

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

	March 31, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$867,157	$28,888	$41,023	$1,869				$938,937
Agriculture production financing and other loans to farmers	89,454	2,469	3,729					95,652
Real estate Loans:
Construction	217,161	2,359	2,493			$14,582	$441	237,036
Commercial and farmland	1,521,989	48,219	76,208				2	1,646,418
Residential	149,021	4,232	10,845			466,806	9,547	640,451
Home equity	6,478	18	585			277,578	2,255	286,914
Individuals' loans for household and other personal expenditures						70,082	141	70,223
Lease financing receivables, net of unearned income	748		105					853
Other loans	49,048							49,048
Loans	$2,901,056	$86,185	$134,988	$1,869		$829,048	$12,386	$3,965,532

	December 31, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$823,732	$24,455	$48,226	$275				$896,688
Agriculture production financing and other loans to farmers	96,155	1,195	7,577					104,927
Real estate Loans:
Construction	185,394	3,164	2,928			$15,588	$147	207,221
Commercial and farmland	1,552,781	29,484	90,161				235	1,672,661
Residential	149,430	6,321	10,918			470,972	9,674	647,315
Home equity	6,368	12	690			277,571	1,888	286,529
Individuals' loans for household and other personal expenditures						73,165	235	73,400
Lease financing receivables, net of unearned income	998		108					1,106
Other loans	35,018							35,018
Loans	$2,849,876	$64,631	$160,608	$275		$837,296	$12,179	$3,924,865

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of March 31, 2015, and December 31, 2014:

	March 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$927,244	$2,057	$1,166	$221	$8,249	$11,693	$938,937
Agriculture production financing and other loans to farmers	93,349	325			1,978	2,303	95,652
Real estate Loans:
Construction	235,077	138		236	1,585	1,959	237,036
Commercial and farmland	1,623,656	5,261	305	265	16,931	22,762	1,646,418
Residential	623,394	2,446	761	536	13,314	17,057	640,451
Home equity	282,344	1,734	316	379	2,141	4,570	286,914
Individuals' loans for household and other personal expenditures	69,829	173	80	18	123	394	70,223
Lease financing receivables, net of unearned income	675	178				178	853
Other loans	49,048						49,048
Loans	$3,904,616	$12,312	$2,628	$1,655	$44,321	$60,916	$3,965,532

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$882,596	$4,006	$53	$2,985	$7,048	$14,092	$896,688
Agriculture production financing and other loans to farmers	98,236	891			5,800	6,691	104,927
Real estate Loans:
Construction	204,683	1,017	82		1,439	2,538	207,221
Commercial and farmland	1,642,016	9,846	778	671	19,350	30,645	1,672,661
Residential	626,821	4,876	1,831	854	12,933	20,494	647,315
Home equity	282,828	1,213	352	148	1,988	3,701	286,529
Individuals' loans for household and other personal expenditures	72,853	258	53	5	231	547	73,400
Lease financing receivables, net of unearned income	1,106						1,106
Other loans	35,018						35,018
Loans	$3,846,157	$22,107	$3,149	$4,663	$48,789	$78,708	$3,924,865

See the information regarding the analysis of loan loss experience in the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

On occasion, borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays including debt payments. Concurrently, in an effort to preserve and protect its earning assets, specifically troubled loans, the Corporation works to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower's debt agreement with the Corporation. In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a trouble debt restructuring. A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all amounts due, including interest accrued at the original contract rate. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be paid.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended March 31, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$2,362	$1,361	4
Real estate Loans:
Construction	79	80	1
Commercial and farmland		1,743	1
Residential	24	24	1
Total	$2,465	$3,208	7

	Three Months Ended March 31, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate Loans:
Residential	$131	$134	3
Individuals' loans for household and other personal expenditures	15	15	1
Total	$146	$149	4

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended March 31, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$253		$1,079	$1,332
Real estate Loans:
Construction	2			2
Commercial and farmland	1,548			1,548
Residential		$26		26
Total	$1,803	$26	$1,079	$2,908

	Three Months Ended March 31, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Residential		$134		$134
Individuals loans for household and other personal expenditures			$15	15
Total		$134	$15	$149

Loans secured by commercial and farm real estate made up 54 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the troubled debt restructures that occurred during the three months ended March 31, 2015 and March 31, 2014, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended March 31, 2015
	Number of Loans	Recorded Balance
Real estate Loans:
Home Equity	1	$6
Total	1	$6

	Three Months Ended March 31, 2014
	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$146
Real estate Loans:
Residential	1	57
Total	2	$203

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

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the years ended December 31, 2014, 2013 and 2012. The acquired loans detailed in the tables below are included in Note 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. As described in Note 4, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. All other loans not accounted for under ASC 310-30 are accounted for under ASC 310-20.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table includes the outstanding balance and carrying amount of loans acquired during the years ended December 31, 2012, 2013 and 2014, which are included in the balance sheet amounts of loans receivable at March 31, 2015 and December 31, 2014.

	March 31, 2015				December 31, 2014
	Community	CFS	SCB	Total	Community	CFS	SCB	Total
Commercial and industrial loans	$6,828	$58,252	$5,673	$70,753	$8,168	$64,897	$6,059	$79,124
Agricultural production financing and other loans to farmers	737		877	1,614	1,100		893	1,993
Real estate loans:
Construction	19,969	7,334		27,303	19,063	9,113		28,176
Commercial and farmland	69,421	232,436	14,666	316,523	74,600	251,002	15,593	341,195
Residential	28,048	137,457	6,868	172,373	28,863	144,396	7,384	180,643
Home Equity	9,324	37,439	14,843	61,606	9,881	39,244	15,758	64,883
Individuals' loans for household and other personal expenditures	1,056	779	95	1,930	1,314	922	121	2,357
Other Loans		84		84		86		86
Total	$135,383	$473,781	$43,022	$652,186	$142,989	$509,660	$45,808	$698,457

Carrying Amount	$126,996	$450,867	$36,980	$614,843	$134,198	$484,949	$39,324	$658,471
Allowance	195	285		480		650		650
Carrying Amount Net of Allowance	$126,801	$450,582	$36,980	$614,363	$134,198	$484,299	$39,324	$657,821

The balance of the allowance for loan losses for loans acquired and accounted for under ASC 310-30 was $480,000 and $650,000 at March 31, 2015 and December 31, 2014, respectively.

As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the table below.  The table reflects only purchased loans accounted for under ASC 310-30 and not the entire portfolio of purchased loans.

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Community	CFS	SCB	Total	CFS	SCB	Total
Beginning balance	$2,122	$2,400	$868	$5,390	$4,164	$1,388	$5,552
Additions
Accretion	(179)	(1,341)	(185)	(1,705)	(301)	(187)	(488)
Reclassification from nonaccretable	47	950	135	1,132	252	55	307
Disposals					(35)		(35)
Ending balance	$1,990	$2,009	$818	$4,817	$4,080	$1,256	$5,336

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of March 31, 2015 and 2014, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015, and 2014, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,346,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2015, the notional amount of customer-facing swaps was approximately $137,186,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2015, and December 31, 2014.

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$87	Other Assets	$137	Other Liabilities	$3,547	Other Liabilities	$2,650
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,764	Other Assets	$3,730	Other Liabilities	$5,022	Other Liabilities	$3,887

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for three months ended March 31, 2015, and 2014.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest rate contracts	Other income	$(100)	$19

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2015	March 31, 2014
Interest Rate Products	$(1,276)	$(1,266)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended
	March 31, 2015	March 31, 2014
Interest Expense	$(354)	$(344)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of March 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $8,823,000. As of March 31, 2015, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $10,031,000. If the Corporation had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of March 31, 2015.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015, and December 31, 2014.

		Fair Value Measurements Using:
March 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$107		$107
State and municipal	261,584		255,421	$6,163
U.S. Government-sponsored mortgage-backed securities	274,627		274,627
Corporate obligations	31			31
Equity securities	1,706		1,702	4
Interest rate swap asset	4,764		4,764
Interest rate cap	87		87
Interest rate swap liability	8,569		8,569

		Fair Value Measurements Using:
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$109		$109
State and municipal	228,593		221,982	$6,611
U.S. Government-sponsored mortgage-backed securities	319,104		319,104
Corporate obligations	31			31
Equity securities	1,706		1,702	4
Interest rate swap asset	3,730		3,730
Interest rate cap	137		137
Interest rate swap liability	6,537		6,537

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three months ended March 31, 2015, and 2014.

	Available for Sale Securities
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Balance at beginning of the period	$6,646	$9,977
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	91	2,058
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	(539)	(541)
Ending balance	$6,198	$11,494

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2015 or December 31, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers between Levels 1, 2 and 3 for the three months ended March 31, 2015 and 2014.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015, and December 31, 2014.

		Fair Value Measurements Using
March 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$7,485			$7,485
Other real estate owned	$663			$663

		Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$17,134			$17,134
Other real estate owned	$5,155			$5,155

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2015, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2015 and December 31, 2014.

March 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,163	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$7,485	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (4%)

Other real estate owned	$663	Appraisals	Discount to reflect current market conditions	0% - 20% (1%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,611	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$17,134	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$5,155	Appraisals	Discount to reflect current market conditions	0% - 20% (7%)

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

State and Municipal Securities, Corporate Obligations and Equity Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal securities, corporate obligations and equity securities are premiums for unrated securities and marketability discounts.  Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015, and December 31, 2014.

		March 31, 2015
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$89,243	$89,243
Interest-bearing time deposits	83,228	83,228
Investment securities available for sale	538,055		$531,857	$6,198
Investment securities held to maturity	651,418		638,360	32,251
Loans held for sale	6,392		6,392
Loans	3,902,731			3,867,719
Federal Reserve Bank and Federal Home Loan Bank stock	41,273		41,273
Interest rate swap and cap asset	4,851		4,851
Interest receivable	19,557		19,557
Liabilities:
Deposits	$4,648,075	$3,518,556	$1,116,309
Borrowings:
Securities sold under repurchase agreements	134,023		134,035
Federal Home Loan Bank advances	166,326		167,903
Subordinated debentures and term loans	126,875		85,413
Interest rate swap liability	8,569		8,569
Interest payable	3,685		3,685

		December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$118,616	$118,616
Interest-bearing time deposits	47,520	47,520
Investment securities available for sale	549,543		$542,897	$6,646
Investment securities held to maturity	631,088		614,457	33,266
Loans held for sale	7,235		7,235
Loans	3,860,901			3,810,912
Federal Reserve Bank and Federal Home Loan Bank stock	41,353		41,353
Interest rate swap and cap asset	3,867		3,867
Interest receivable	19,984		19,984
Liabilities:
Deposits	$4,640,694	$3,523,199	$1,099,610
Borrowings:
Federal funds purchased	15,381		15,381
Securities sold under repurchase agreements	124,539		124,539
Federal Home Loan Bank advances	145,264		146,669
Subordinated debentures and term loans	126,810		92,802
Interest rate swap liability	6,537		6,537
Interest payable	3,201		3,201

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

NOTE 8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2015 and 2014:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2014	$14,098		$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	980		(829)		151
Amounts reclassified from accumulated other comprehensive income	(666)		230		(436)
Period change	314	—	(599)	—	(285)
Balance at March 31, 2015	$14,412	$—	$(2,781)	$(13,546)	$(1,915)

Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	5,207	1,164	(823)		5,548
Amounts reclassified from accumulated other comprehensive income	(378)		224		(154)
Period change	4,829	1,164	(599)	—	5,394
Balance at March 31, 2014	$6,395	$(683)	$(1,100)	$(5,628)	$(1,016)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss)Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,025	$581	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(359)	(203)	Income tax expense
	$666	$378

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(354)	$(344)	Interest expense - subordinated debentures and term loans
Related income tax benefit	124	120	Income tax expense
	$(230)	$(224)

Total reclassifications for the period, net of tax	$436	$154

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

NOTE 9

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2015, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2015 was $517,000 compared to $505,000 for the three months ended March 31, 2014. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The estimated fair value of the stock options granted during 2014 and in prior years was calculated using a Black Scholes option pricing model.  There have been no stock options granted in 2015.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4.9 percent for the three months ended March 31, 2015, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended March 31,
	2015	2014
Stock and ESPP Options
Pre-tax compensation expense	$27	$44
Income tax expense (benefit)	(1)	(3)
Stock and ESPP option expense, net of income taxes	$26	$41
Restricted Stock Awards
Pre-tax compensation expense	$490	$461
Income tax benefit	(168)	(161)
Restricted stock awards expense, net of income taxes	$322	$300
Total Share-Based Compensation
Pre-tax compensation expense	$517	$505
Income tax benefit	(169)	(164)
Total share-based compensation expense, net of income taxes	$348	$341

As of March 31, 2015, unrecognized compensation expense related to RSAs was $4,400,000 and is expected to be recognized over a weighted-average period of 1.78 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2015.

Stock option activity under the Corporation's stock option plans as of March 31, 2015 and changes during the three months ended March 31, 2015, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	737,931	$20.99
Granted
Exercised	(23,373)	$15.17
Canceled	(100)	$28.25
Outstanding March 31, 2015	714,458	$21.18	2.84	2,742,203
Vested and Expected to Vest at March 31, 2015	714,458	$21.18	2.84	2,742,203
Exercisable at March 31, 2015	714,458	$21.18	2.84	2,742,203

There were no options granted during the three months ended March 31, 2015 and March 31, 2014.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2015.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $188,000 and $274,000, respectively. Cash receipts of stock options exercised during this same period were $355,000 and $273,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of March 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2015	385,450	$15.65
Granted	100,140	$22.91
Vested	(126,531)	$11.40
Forfeited	(1,487)	$15.04
Unvested RSAs at March 31, 2015	357,572	$19.19

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2015 quarterly offering period of approximately $23,000. The ESPP options vested during the three months ending March 31, 2015, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2015.

NOTE 10

Income Tax

	Three Months Ended March 31,
	2015	2014
Income Tax Expense :
Currently Payable:
Federal	$30	$(1,519)
Deferred:
Federal	5,669	6,026
State	135	110
Total Income Tax Expense	$5,834	$4,617
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$7,702	$6,383
Tax-exempt interest income	(1,429)	(1,225)
Stock compensation	8	13
Earnings on life insurance	(262)	(262)
Tax credits	(144)	(298)
Other	(41)	6
Actual Tax Expense	$5,834	$4,617

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Basic net income per share	16,172	37,709,883	$0.43	13,620	35,956,436	$0.38
Effect of dilutive stock options and warrants		290,191			304,188
Diluted net income per share	$16,172	38,000,074	$0.43	$13,620	36,260,624	$0.38

Stock options to purchase 367,576 and 648,182 shares for the three months ended March 31, 2015 and 2014, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 12

IMPACT OF ACCOUNTING CHANGES

FASB Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ (Codification) and improves current GAAP by:

•
Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

NOTE 13

GENERAL LITIGATION AND REGULATORY EXAMINATIONS

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Corporation is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of such claims, lawsuits, and examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Corporation.

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2015, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $16.2 million for the three months ended March 31, 2015, an increase of $2.6 million, compared to net income available to common stockholders of $13.6 million for the three months ended March 31, 2014. Earnings per share for the three months ended March 31, 2015 totaled $0.43 per share, an increase of $0.05 per share, or 13.2%, over $0.38 per share for the same period in 2014.

As of March 31, 2015, total assets equaled $5.9 billion, an increase of $53.4 million from December 31, 2014.  The Corporation's loan portfolio increased $40.7 million, with the largest increase in Commercial and Industrial loans. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $62.8 million as of March 31, 2015.  The allowance provided 141.7 percent coverage of all non-accrual loans and 1.58 percent of total loans.  The Corporation did not expense a provision for loan losses during the first quarter of 2015 despite net charge-offs of $1.2 million, primarily due a decline of $5.1 million in non-performing loans, which now total $45.6 million.  During the same period of 2014, the Corporation did not expense a provision for loan losses and had net recoveries during the period of $1.7 million.   Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Total deposits of $4.6 billion increased from December 31, 2014 by $7.4 million. The largest increase was in savings deposits, which increased $25.7 million. This increase was offset by a decrease in demand deposits of $30.4 million compared to December 31, 2014.

Total borrowings increased $15.2 million from December 31, 2014 as Federal Home Loan Bank advances and securities sold under repurchase agreements increased $21.1 million and $9.5 million, respectively. These increases were offset by a decrease in Federal Funds purchased of $15.4 million.

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

Net interest margin for the first quarter of 2015 decreased to 3.78 percent compared to the first quarter of 2014 at 3.97 percent, while earning assets increased by $399,000. Asset yields decreased 16 basis points FTE and interest costs increased 3 basis points, resulting in a 19 basis points FTE decrease in net interest income as compared to the same period in 2014.

The increases in net interest income and average earning assets during the three months ended March 31, 2015 compared with the same period in 2014, were driven primarily due to the Corporation acquiring 100 percent of Community Bancshares, Inc. in November 2014. Due to this transaction, the Bank acquired all the assets, deposits and liabilities of Community Bank. Additional details can be found in NOTE 2. BUSINESS COMBINATION, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As a result of the acquisitions in prior periods, the Corporation recognized fair value accretion, which is included in interest income in the periods presented. Interest income included $2,169,000 and $1,769,000 of fair value accretion for the three months ended March 31, 2015 and 2014, respectively. Additional details of the Corporation's remaining loan fair value discount, accretable and nonaccretable yield related to acquisitions can be found in NOTE 5. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the three months ended March 31, 2015, and 2014.

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets: (4)
Interest-bearing time deposits	$56,907	$36	0.25%	$44,312	$23	0.21%
Federal Reserve and Federal Home Loan Bank stock	41,351	550	5.32	38,990	652	6.69
Investment Securities: (1)
Taxable	736,378	4,723	2.57	736,682	4,810	2.61
Tax-Exempt (2)	433,531	5,899	5.44	369,597	5,289	5.72
Total Investment Securities	1,169,909	10,622	3.63	1,106,279	10,099	3.65
Loans held for sale	4,927	110	8.93	5,060	71	5.61
Loans: (3)
Commercial	3,041,242	34,169	4.49	2,925,997	33,611	4.59
Real Estate Mortgage	459,794	4,849	4.22	346,318	3,989	4.61
Installment	394,063	4,424	4.49	326,357	4,353	5.34
Tax-Exempt (2)	36,788	382	4.15	12,352	94	3.04
Total Loans	3,936,814	43,934	4.46	3,616,084	42,118	4.66
Total Earning Assets	5,204,981	55,142	4.24	4,805,665	52,892	4.40
Net unrealized gain on securities available for sale	14,480			3,636
Allowance for loan losses	(63,429)			(68,806)
Cash and cash equivalents	98,791			95,255
Premises and equipment	77,707			74,632
Other assets	488,544			489,306
Total Assets	$5,821,074			$5,399,688
Liabilities: (4)
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,030,433	$252	0.10%	$1,044,251	$268	0.10%
Money market deposits	823,761	412	0.20	752,738	367	0.20
Savings deposits	571,751	159	0.11	524,383	152	0.12
Certificates and other time deposits	1,126,098	2,693	0.96	978,673	1,762	0.72
Total Interest-bearing Deposits	3,552,043	3,516	0.40	3,300,045	2,549	0.31
Borrowings	437,864	2,452	2.24	493,578	2,568	2.08
Total Interest-bearing Liabilities	3,989,907	5,968	0.60	3,793,623	5,117	0.54
Noninterest-bearing deposits	1,053,095			915,636
Other liabilities	43,561			45,530
Total Liabilities	5,086,563			4,754,789
Stockholders' Equity (4)	734,511			644,899
Total Liabilities and Stockholders' Equity	$5,821,074	5,968	0.46	$5,399,688	5,117	0.43
Net Interest Income		$49,174			$47,775
Net Interest Margin			3.78%			3.97%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments.
(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2015 and 2014. These totals equal $2,198 and $1,884 for the three months ended March 31, 2015 and 2014, respectively.

(3) Non accruing loans have been included in the average balances.
(4) Effective November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"). Community was headquartered in Noblesville, IN and had 10 banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at $35.0 million, for a total purchase price of approximately $49.2 million. The details of the acquisition can be found in Note 2. BUSINESS COMBINATIONS, in the Notes to Consolidated Condensed Financial Statements on this Form 10-Q.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $798,000, or 5.2 percent in the first quarter of 2015, compared to the first quarter of 2014.  In November 2014, the Corporation acquired 100 percent of Community Bancshares. The acquisition of Community added approximately $324,000 to non-interest income in the first quarter of 2015 when compared with the same period in 2014. Additional details of this acquisition can be found in NOTE 2. BUSINESS COMBINATIONS, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Net gains on the sale of loans increased by $766,000 during the three months ended March 31, 2015 compared with the same period in 2014. Additionally, the sale of investment securities resulted in net gains of $1.0 million, a $444,000 increase from the same period in 2014.

Offsetting these increases, was a $596,000 decrease in other real estate owned gains during the first three months of 2015 when compared to the same period of 2014.

NON-INTEREST EXPENSE

Non-interest expense decreased $1.9 million, or 4.4 percent in the first quarter of 2015, compared to the first quarter of 2014.  The largest decrease was in salaries and employee benefits which declined $760,000, or 3.0 percent from the same quarter last year.  The primary driver of the decrease was a decline of $708,000 in company contributions to employee health savings accounts when compared to the same period last year. In the first quarter of 2014, $866,000 of one-time employee health savings account seeding was recognized. Additionally, other real estate owned expenses decreased by $528,000 from the same quarter last year as expenses were moderate.

Additionally, the Corporation recognized $549,000 of one-time expenses related to acquisitions and integrations during the first quarter of 2015. This was approximately $859,000 less than the $1.4 million of one-time acquisition and integration expenses recognized in the first quarter of 2014. Equipment expenses included approximately $215,000 of expense due to running Community's core system prior to integration.

INCOME TAXES

Income tax expense for the three months ended March 31, 2015, was $5,834,000 on pre-tax net income of $22,006,000.  For the same period in 2014, income tax expense was $4,617,000 on pre-tax net income of $18,237,000.

Taxes, both current and deferred, decreased in the first quarter of 2015 by $3,265,000. The decline in the net asset was primarily due to decreases in the deferred tax assets associated with the accounting for deferred compensation and incentive compensation of $1,076,000 and $1,163,000, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.31 percent at March 31, 2015, and 9.16 percent at December 31, 2014.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by four ratios that are calculated according to the regulations: total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations.  Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels.  The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice.  Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of common equity Tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized common equity Tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. Regulatory capital ratios at March 31, 2015, were calculated under Basel III while regulatory capital ratios at December 31, 2014, were calculated under Basel I.

As of March 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$709,978	15.12%	$375,606	8.00%	N/A	N/A
First Merchants Bank	667,161	14.24	374,899	8.00	$468,624	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$586,290	12.49%	$281,704	6.00%	N/A	N/A
First Merchants Bank	608,531	12.99	281,175	6.00	$374,899	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$533,844	11.37%	$211,278	4.50%	N/A	N/A
First Merchants Bank	608,531	12.99	210,881	4.50	$304,606	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$586,290	10.45%	$224,364	4.00%	N/A	N/A
First Merchants Bank	608,531	10.87	223,888	4.00	$279,859	5.00%

	December 31, 2014
			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$685.507	15.34%	$357,581	8.00%	N/A	N/A
First Merchants Bank	653.169	14.64	356,884	8.00	$446,105	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$564,535	12.63%	$178,791	4.00%	N/A	N/A
First Merchants Bank	597,305	13.39	178,442	4.00	$267,663	6.00%
Tier 1 capital to average assets
First Merchants Corporation	$564,535	10.15%	$222,533	4.00%	N/A	N/A
First Merchants Bank	597,305	10.56	226,339	4.00	$282,923	5.00%

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

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Amounts)	2015	2014
Average goodwill	$202,723	$188,988
Average core deposit intangible (CDI)	15,647	13,539
Average deferred tax on CDI	(5,958)	(4,897)
Intangible adjustment	$212,412	$197,630
Average stockholders' equity (GAAP capital)	$734,511	$644,899
Average cumulative preferred stock	(125)	(125)
Intangible adjustment	(212,412)	(197,630)
Average tangible capital	$521,974	$447,144
Average assets	$5,821,074	$5,399,688
Intangible adjustment	(212,412)	(197,630)
Average tangible assets	$5,608,662	$5,202,058
Net income available to common stockholders	$16,172	$13,620
CDI amortization, net of tax	418	336
Tangible net income available to common stockholders	$16,590	$13,956
Per Share Data:
Diluted net income available to common stockholders	$0.43	$0.38
Diluted tangible net income available to common stockholders	$0.44	$0.38
Ratios:
Return on average GAAP capital (ROE)	8.81%	8.45%
Return on average tangible capital	12.71%	12.49%
Return on average assets (ROA)	1.11%	1.01%
Return on average tangible assets	1.18%	1.07%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

LOAN QUALITY/PROVISION FOR LOAN LOSSES

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and small consumer lending, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

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

At March 31, 2015, non performing loans totaled $45,647,000, a decrease of $5,134,000 from the December 31, 2014 balance of $50,781,000. Non-accrual loans totaled $44,321,000, and accounted for 87% percent of the decrease in non-performing loans from December 31, 2014. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 131.1 percent at December 31, 2014 to 141.7 percent at March 31, 2015. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accruing loans delinquent 90 or more days of $1,655,000 at March 31, 2015 decreased $3,008,000 from the December 31, 2014 balance of $4,663,000. Commercial and industrial loans 90+ days delinquent and accruing decreased $2,764,000 from the December 31, 2014 balance of $2,985,000 to $221,000 at March 31, 2015.

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2015, commercial impaired loans totaled $104,550,000 a decrease of $11,673,000 from the balance of $116,223,000 at December 31, 2014. At March 31, 2015, an allowance for losses was not deemed necessary for commercial impaired loans totaling $93,646,000 as there was no identified loss on these credits. An allowance of $4,556,000 was recorded for the remaining balance of these impaired loans totaling $10,904,000 and is included in the Corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	March 31, 2015	December 31, 2014
Non-Performing Assets:
Non-accrual loans	$44,321	$48,789
Renegotiated loans	1,326	1,992
Non-performing loans (NPL)	45,647	50,781
Other real estate owned	19,073	19,293
Non-performing assets (NPA)	64,720	70,074
90+ days delinquent and still accruing	1,655	4,663
Non-performing assets plus 90+ days delinquent	$66,375	$74,737
Impaired Loans	$104,550	$116,223

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table for the periods indicated.

(Dollars in Thousands)	March 31, 2015	December 31, 2014
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$8,998	$10,033
Agricultural production financing and other loans to farmers	1,978	5,800
Real estate loans:
Construction	10,033	8,363
Commercial and farmland	26,803	30,400
Residential	15,605	17,079
Home Equity	2,817	2,802
Individuals' loans for household and other personal expenditures	141	260
Non-performing assets plus 90+ days delinquent	$66,375	$74,737

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

In conformance with ASC 805 and ASC 820, loans purchased after December 31, 2008, are recorded at the acquisition date fair value. Such loans are only included in the allowance when deemed impaired in accordance with ASC 310-30.

At March 31, 2015, the allowance for loan losses was $62,801,000, a decrease of $1,163,000 from December 31, 2014. As a percent of loans, the allowance was 1.58 percent at March 31, 2015, compared to 1.63 percent at December 31, 2014. The was no provision for loan losses for the three months ended March 31, 2015, equal to the same period in 2014. Specific reserves on impaired loans increased $1,787,000 from $2,769,000 at December 31, 2014, to $4,556,000 at March 31, 2015.

Net charge offs for the three months ended March 31, 2015, were $1,163,000. Comparatively, the same period in 2014 had net recoveries of $1,713,000.  Of the current period charge offs, one agricultural related charge off was greater than $500,000. The distribution of the net charge offs or recoveries for the three months ended March 31, 2015 and March 31, 2014 are reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014
Net Charge Offs (Recoveries):
Commercial and industrial loans	$(76)	$(1,315)
Agricultural production financing and other loans to farmers	731	(16)
Real estate loans:
Construction	4	(362)
Commercial and farmland	44	(151)
Residential	214	96
Home Equity	203	(25)
Individuals' loans for household and other personal expenditures	47	93
Lease financing receivables, net of unearned income		(20)
Other Loans	(4)	(13)
Total Net Charge Offs	$1,163	$(1,713)

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

LIQUIDITY

Liquidity management is the process by which the Bank ensures adequate liquid funds are available for the holding company and its subsidiaries. These funds are necessary in order to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to stockholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committee.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $538,055,000 at March 31, 2015, a decrease of $11,488,000, or 2.1 percent, from December 31, 2014.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity.  Securities classified as held to maturity that are maturing in one year or less, totaled $8,072,000 at March 31, 2015.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At March 31, 2015, total borrowings from the FHLB were $166,326,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2015, was $375,171,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of March 31, 2015, the Corporation was in compliance with these covenants.

Additionally, on April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of March 31, 2015, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of March 31, 2015, the Corporation was in compliance with these covenants. The line of credit was schedule to mature on April 10, 2015; however, on April 9, 2015 the agreement was amended to have a maturity date of April 8, 2016.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at March 31, 2015, are as follows:

(Dollars in Thousands)	March 31, 2015
Amounts of commitments:
Loan commitments to extend credit	$1,664,946
Standby and commercial letters of credit	44,928
$1,709,874

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at March 31, 2015, are as follows:

(Dollars in Thousands)	Remaining 2015	2016	2017	2018	2019	2020	2021 and after	Total
Operating leases	$2,024	$2,162	$1,466	$694	$490	$414	$2,322	$9,572
Securities sold under repurchase agreements	134,023							134,023
Federal Home Loan Bank advances	51,844	41,225	15,016	25,637	12,503	10,101	10,000	166,326
Subordinated debentures and term loans	173						126,702	126,875
Total	$188,064	$43,387	$16,482	$26,331	$12,993	$10,515	$139,024	$436,796

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of  March 31, 2015, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2015
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(5)
Three-year CMT	200	(62)
Five-year CMT	200	(1)
CD's	200	(23)
FHLB advances	200	(48)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2015. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2015
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$179,646	$194,266	$176,145
Variance from base		$14,620	$(3,501)
Percent of change from base		8.14%	(1.95)%

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

	December 31, 2014
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(15)
Three-year CMT	200	(83)
Five-year CMT	200	(100)
CD's	200	(23)
FHLB advances	200	(43)

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

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2015, and December 31, 2014. Earning assets increased by $84,294,000 during the three months ended March 31, 2015.  Interest-bearing time deposits increased $35,708,000, while investments increased by approximately $8,842,000. Loans and loans held for sale increased by $39,824,000. The three loan classes experiencing the largest increase from December 31, 2014, were commercial and industrial loans, real estate construction and other loans. These increases were offset primarily by decreases in three loan classes, which were real estate commercial and farmland, agriculture production financing and residential.

(Dollars in Thousands)	March 31, 2015	December 31, 2014
Interest-bearing time deposits	$83,228	$47,520
Investment securities available for sale	538,055	549,543
Investment securities held to maturity	651,418	631,088
Mortgage loans held for sale	6,392	7,235
Loans	3,965,532	3,924,865
Federal Reserve and Federal Home Loan Bank stock	41,273	41,353
Total	$5,285,898	$5,201,604

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s December 31, 2014, Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2015, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2015	183	$21.84
February, 2015	50,181	$22.84
March, 2015	293	$22.92

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and C Financial Corporation dated as of January 5, 2015 (Incorporated by reference to registrant's Form 8-K filed on January 6, 2015)

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

10.1
Voting Agreement dated January 5, 2015, by and among First Merchants Corporation and certain shareholders of C Financial Corporation (Incorporated by reference to registrant's Form 8-K filed on January 6, 2015)

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

First Merchants Corporation
(Registrant)

Date: May 6, 2015	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and C Financial Corporation dated as of January 5, 2015 (Incorporated by reference to registrant's Form 8-K filed on January 6, 2015)

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

10.1
Voting Agreement dated January 5, 2015, by and among First Merchants Corporation and certain shareholders of C Financial Corporation (Incorporated by reference to registrant's Form 8-K filed on January 6, 2015)

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