Form 10-Q
period 2015-06-30
FIRST MERCHANTS CORP
filed 2015-08-07
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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

As of July 31, 2015, there were 37,852,852 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$105,928	$118,616
Interest-bearing time deposits	26,669	47,520
Investment securities available for sale	575,415	549,543
Investment securities held to maturity (fair value of $647,810 and $647,723)	637,101	631,088
Loans held for sale	8,295	7,235
Loans, net of allowance for loan losses of $62,550 and $63,964	4,175,655	3,860,901
Premises and equipment	84,841	77,691
Federal Reserve and Federal Home Loan Bank stock	34,630	41,353
Interest receivable	19,880	19,984
Core deposit intangibles	14,820	16,031
Goodwill	205,376	202,724
Cash surrender value of life insurance	170,813	169,424
Other real estate owned	19,242	19,293
Tax asset, deferred and receivable	39,622	41,960
Other assets	22,021	20,764
TOTAL ASSETS	$6,140,308	$5,824,127
LIABILITIES
Deposits:
Noninterest-bearing	$1,122,688	$1,070,859
Interest-bearing	3,666,889	3,569,835
Total Deposits	4,789,577	4,640,694
Borrowings:
Federal funds purchased	40,748	15,381
Securities sold under repurchase agreements	137,240	124,539
Federal Home Loan Bank advances	247,687	145,264
Subordinated debentures and term loans	126,882	126,810
Total Borrowings	552,557	411,994
Interest payable	3,211	3,201
Other liabilities	45,008	41,411
Total Liabilities	5,390,353	5,097,300
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 37,824,649 and 37,669,948 shares	4,728	4,709
Additional paid-in capital	432,294	431,220
Retained earnings	319,298	292,403
Accumulated other comprehensive loss	(6,490)	(1,630)
Total Stockholders' Equity	749,955	726,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,140,308	$5,824,127

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans receivable:
Taxable	$45,320	$42,323	$88,871	$84,348
Tax exempt	736	58	984	119
Investment securities:
Taxable	4,425	5,046	9,148	9,856
Tax exempt	4,231	3,570	8,066	7,008
Deposits with financial institutions	31	35	68	58
Federal Reserve and Federal Home Loan Bank stock	459	495	1,009	1,147
Total Interest Income	55,202	51,527	108,146	102,536
INTEREST EXPENSE
Deposits	3,686	2,874	7,202	5,423
Federal funds purchased	19	23	42	72
Securities sold under repurchase agreements	90	187	168	383
Federal Home Loan Bank advances	706	676	1,397	1,358
Subordinated debentures and term loans	1,670	1,648	3,330	3,289
Total Interest Expense	6,171	5,408	12,139	10,525
NET INTEREST INCOME	49,031	46,119	96,007	92,011
Provision for loan losses	417	—	417	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,614	46,119	95,590	92,011
OTHER INCOME
Service charges on deposit accounts	4,090	4,098	7,638	7,649
Fiduciary activities	2,309	2,360	4,816	4,572
Other customer fees	4,602	4,049	8,269	7,782
Commission income	1,815	1,886	4,143	4,154
Earnings on cash surrender value of life insurance	640	653	1,387	1,401
Net gains and fees on sales of loans	1,781	1,159	3,270	1,882
Net realized gains (losses) on sales of available for sale securities	(93)	844	932	1,425
Gain on sale of insurance subsidiary	8,265		8,265
Other income	1,224	1,130	2,145	2,748
Total Other Income	24,633	16,179	40,865	31,613
OTHER EXPENSES
Salaries and employee benefits	26,434	23,430	50,975	48,731
Net occupancy	3,503	3,204	7,293	7,142
Equipment	2,840	2,096	5,406	4,835
Marketing	951	789	1,731	1,558
Outside data processing fees	1,768	2,039	3,485	3,870
Printing and office supplies	303	393	667	851
Core deposit amortization	729	592	1,450	1,184
FDIC assessments	895	863	1,758	1,923
Other real estate owned and foreclosure expenses	1,372	2,613	2,601	4,370
Professional and other outside services	3,134	1,531	4,625	2,910
Other expenses	4,494	3,700	7,634	6,965
Total Other Expenses	46,423	41,250	87,625	84,339
INCOME BEFORE INCOME TAX	26,824	21,048	48,830	39,285
Income tax expense	8,856	5,888	14,690	10,505
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,968	$15,160	$34,140	$28,780
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.47	$0.42	$0.90	$0.80
Diluted Net Income Available to Common Stockholders	$0.47	$0.41	$0.90	$0.79
Cash Dividends Paid	$0.11	$0.08	$0.19	$0.13
Average Diluted Shares Outstanding (in thousands)	38,043	36,294	38,022	36,278

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$17,968	$15,160	$34,140	$28,780
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $2,904, $3,149, $2,376 and $5,953	(5,393)	5,849	(4,413)	11,055
Unrealized gain on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $290 and $916		538		1,702
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $282, $452, $165 and $895	525	(840)	(304)	(1,663)
Reclassification adjustment for gains (losses) included in net income, net of tax of $158, $172, $77 and $256	293	(321)	(143)	(474)
	(4,575)	5,226	(4,860)	10,620
Comprehensive income	$13,393	$20,386	$29,280	$39,400

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2014	125	$125	37,669,948	$4,709	$431,220	$292,403	$(1,630)	$726,827
Comprehensive income
Net income						34,140		34,140
Other comprehensive income, net of tax							(4,860)	(4,860)
Cash dividends on common stock ($.19 per share)						(7,245)		(7,245)
Share-based compensation			142,451	18	1,112			1,130
Stock issued under employee benefit plans			11,733	1	230			231
Stock issued under dividend reinvestment and stock purchase plan			12,871	2	308			310
Stock options exercised			42,042	5	649			654
Stock redeemed			(54,396)	(7)	(1,225)			(1,232)
Balances, June 30, 2015	125	$125	37,824,649	$4,728	$432,294	$319,298	$(6,490)	$749,955

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,
	2015	2014
Cash Flow From Operating Activities:
Net income	$34,140	$28,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	417
Depreciation and amortization	3,123	3,000
Change in deferred taxes	7,002	10,077
Share-based compensation	1,130	1,059
Tax benefit from stock options exercised	(35)	(60)
Loans originated for sale	(176,552)	(79,337)
Proceeds from sales of loans	175,492	77,298
Gain on sale of insurance subsidiary	(8,265)
Gains on sales of securities available for sale	(932)	(1,425)
Change in interest receivable	396	331
Change in interest payable	(19)	718
Other adjustments	509	(11,799)
Net cash provided by operating activities	$36,406	$28,642
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$21,773	$27,213
Purchases of:
Securities available for sale	(101,627)	(113,578)
Securities held to maturity	(55,415)	(71,816)
Proceeds from sales of securities available for sale	42,117	17,337
Proceeds from maturities of:
Securities available for sale	31,917	30,399
Securities held to maturity	44,035	31,443
Change in Federal Reserve and Federal Home Loan Bank stock	7,578	(4,137)
Net change in loans	(213,356)	(93,994)
Net cash and cash equivalents paid in acquisition	(12,004)
Net cash received from sale of insurance subsidiary	15,155
Proceeds from the sale of other real estate owned	4,444	6,229
Other adjustments	1,464	(2,082)
Net cash used in investing activities	$(213,919)	$(172,986)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$51,914	$15,816
Certificates of deposit and other time deposits	(8,357)	82,326
Borrowings	200,467	301,643
Repayment of borrowings	(71,916)	(244,198)
Cash dividends on common stock	(7,246)	(4,735)
Stock issued under employee benefit plans	231	252
Stock issued under dividend reinvestment and stock purchase plans	310	239
Stock options exercised	619	450
Tax benefit from stock options exercised	35	60
Stock redeemed	(1,232)	(1,052)
Net cash provided by financing activities	$164,825	$150,801
Net Change in Cash and Cash Equivalents	(12,688)	6,457
Cash and Cash Equivalents, January 1	118,616	109,434
Cash and Cash Equivalents, June 30	$105,928	$115,891
Additional cash flow information:
Interest paid	$12,129	$9,807
Income tax paid	$3,000	$1,688
Loans transferred to other real estate owned	$3,360	$2,550
Fixed assets transferred to other real estate owned	$1,003	$297
Non-cash investing activities using trade date accounting	$1,887	$5,517

In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$141,724
Cash received (paid) in acquisition	$(14,500)
Less: Common stock issued	$—
Liabilities assumed	$127,224	$—
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

The consolidated condensed balance sheet of the Corporation as of December 31, 2014, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

ACQUISITIONS AND DIVESTITURES

Acquisitions

C Financial Corporation

On April 17, 2015, the Corporation acquired 100 percent of C Financial Corporation, ("C Financial"). C Financial merged with and into the Corporation (the “C Financial Merger”) whereupon the separate corporate existence of C Financial ceased and the Corporation survived.  Immediately following the C Financial Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of the Corporation (the "Bank"), with the Bank continuing as the surviving bank.  C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. As part of the $14.5 million C Financial Merger, shareholders of C Financial received $6.738 in cash for each share of C Financial common stock held. The Corporation expects the transaction to be accretive to income within the first full year of operation, and expand the existing footprint in Columbus, Ohio. Goodwill resulted from this transaction due to the synergies and economies of scale that are expected.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the C Financial acquisition is detailed in the following table. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and cash equivalents	$2,496
Federal Funds sold	7,018
Interest-bearing time deposits	922
Loans	110,625
Premises and equipment	7,290
Federal Home Loan Bank stock	855
Interest receivable	292
Other assets	119
Deposits	(105,326)
Interest payable	(29)
Federal Home Loan Bank Advances	(18,958)
Other liabilities	(2,911)
Net tangible assets acquired	2,393
Core deposit intangible	981
Goodwill	11,126
Purchase price	$14,500

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Of the total purchase price, $981,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is deductible for tax purposes because the transaction was considered a taxable exchange.

Community Bancshares, Inc.

On November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"), pursuant to which, Community merged with and into the Corporation (the "Community Merger") whereupon the separate corporate existence of Community ceased and the Corporation survived. Immediately following the Community Merger, Community Bank, and Indiana state bank and wholly-owned subsidiary of Community, merged with and into the Bank, with the Bank continuing as the surviving bank. Community was headquartered in Noblesville, Indiana and had 10 full-service banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of the Corporation's common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million. The Corporation expects the transaction to be accretive to income within the first full year of operation, and expand the existing footprint in central Indiana. Goodwill resulted from this transaction due to the synergies and economies of scale that are expected.

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

Fair Value
Cash and cash equivalents	$4,124
Interest-bearing time deposits	16,526
Investment Securities, available for sale	76,807
Loans	145,064
Premises and equipment	3,610
Federal Home Loan Bank stock	1,950
Interest receivable	767
Cash surrender value of life insurance	3,266
Other real estate owned	6,662
Taxes, deferred and receivable	3,348
Other assets	167
Deposits	(228,424)
Interest payable	(98)
Other liabilities	(3,014)
Net tangible assets acquired	30,755
Core deposit intangible	4,658
Goodwill	13,776
Purchase price	$49,189

Of the total purchase price, $4,658,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes due to the merger being accounted for as a tax-free exchange. The tax-free exchange resulted in a carryover of tax attributes and tax basis to the Corporation's subsequent income tax filings and was adjusted for any fair value adjustments required in accounting for the acquisition.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Pro Forma Financial Information

The Corporation acquired CFS Bancorp ("CFS") on November 12, 2013 and Community on November 7, 2014. The results of operations of CFS and Community have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended December 31, 2014 and 2013 as if the CFS and Community acquisitions had occurred as of the beginning of the comparable prior annual reporting period. Pro forma financial information for the C Financial acquisition is not included in the table below as it is deemed immaterial.

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

Subsidiary Divestiture
On June 12, 2015, the Corporation sold all of its stock in First Merchants Insurance Services, Inc., an Indiana corporation ("FMIG"), to USI Insurance LLC, a Delaware limited liability company ("USI"). The sale price was $18 million, of which $16 million was paid at closing with the remaining $2 million paid through a two-year promissory note. The sale price is subject to a customary working capital adjustment once closing working capital is confirmed. The sale of FMIG generated a gain on sale of $8.3 million.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2015
U.S. Government-sponsored agency securities	$100	$6		$106
State and municipal	281,965	8,370	$1,707	288,628
U.S. Government-sponsored mortgage-backed securities	278,787	6,361	204	284,944
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	562,589	14,737	1,911	575,415
Held to maturity at June 30, 2015
State and municipal	223,615	4,047	1,262	226,400
U.S. Government-sponsored mortgage-backed securities	413,486	8,690	766	421,410
Total held to maturity	637,101	12,737	2,028	647,810
Total Investment Securities	$1,199,690	$27,474	$3,939	$1,223,225

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

The amortized cost and fair value of available for sale securities and held to maturity securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2015:
Due in one year or less	$3,174	$3,222	$7,831	$7,858
Due after one through five years	10,633	11,031	17,813	18,440
Due after five through ten years	51,968	53,927	82,412	84,331
Due after ten years	216,321	220,585	115,559	115,771
	$282,096	$288,765	$223,615	$226,400
U.S. Government-sponsored mortgage-backed securities	278,787	284,944	413,486	421,410
Equity securities	1,706	1,706
Total Investment Securities	$562,589	$575,415	$637,101	$647,810

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2014
Due in one year or less	$3,127	$3,153	$6,258	$6,329
Due after one through five years	9,565	9,840	18,440	18,930
Due after five through ten years	48,675	50,889	85,997	87,903
Due after ten years	155,679	164,851	93,748	96,901
	$217,046	$228,733	$204,443	$210,063
U.S. Government-sponsored mortgage-backed securities	310,460	319,104	426,645	437,660
Equity securities	1,706	1,706
Total Investment Securities	$529,212	$549,543	$631,088	$647,723

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $438,010,000 at June 30, 2015, and $449,408,000 at December 31, 2014.

The book value of securities sold under agreements to repurchase amounted to $133,101,000 at June 30, 2015, and $120,027,000 at December 31, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Gross gains on the sales and redemptions of available for sale securities for the three and six months ended June 30, 2015, and 2014 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and Redemptions of Available for Sale Securities:
Gross gains	$7,000	$844,000	$1,032,000	$1,425,000
Gross losses	100,000		100,000
Other-than-temporary impairment losses

The following table shows investments securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015, and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at June 30, 2015
State and municipal	$77,987	$1,707			$77,987	$1,707
U.S. Government-sponsored mortgage-backed securities	33,083	107	2,212	97	35,295	204
Total Temporarily Impaired Available for Sale Securities	111,070	1,814	2,212	97	113,282	1,911
Temporarily Impaired Held to Maturity Securities at June 30, 2015
State and municipal	51,644	1,262			51,644	1,262
U.S. Government-sponsored mortgage-backed securities	54,210	492	14,222	274	68,432	766
Total Temporarily Impaired Held to Maturity Securities	105,854	1,754	14,222	274	120,076	2,028
Total Temporarily Impaired Investment Securities	$216,924	$3,568	$16,434	$371	$233,358	$3,939

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2014
State and municipal	1,256	7	$9,850	$116	$11,106	$123
U.S. Government-sponsored mortgage-backed securities	2,186	13	5,447	114	7,633	127
Total Temporarily Impaired Available for Sale Securities	3,442	20	15,297	230	18,739	250
Temporarily Impaired Held to Maturity Securities at December 31, 2014
State and municipal	5,119	96	250		5,369	96
U.S. Government-sponsored mortgage-backed securities	9,791	82	38,491	430	48,282	512
Total Temporarily Impaired Held to Maturity Securities	14,910	178	38,741	430	53,651	608
Total Temporarily Impaired Investment Securities	$18,352	$198	$54,038	$660	$72,390	$858

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2015	December 31, 2014
Investments reported at less than historical cost:
Historical cost	$237,297	$73,249
Fair value	$233,358	$72,390
Percent of the Corporation's available for sale and held to maturity portfolio	19.2%	6.1%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of June 30, 2015. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2015.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2015.

Credit Losses Recognized on Investments

Certain corporate obligations experienced fair value deterioration due to credit losses and other market factors. The following table provides information about those securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2015	Accumulated Credit Losses in 2014
Credit losses on debt securities held:
Balance, January 1	$500	$11,355
Reductions for previous other-than-temporary losses realized on securities sold during the year	(500)	(10,855)
Balance, June 30	$—	$500

In the first quarter of 2015, the Corporation sold its remaining trust preferred security which had no remaining book value as a result of OTTI of approximately $500,000 taken in 2009. The sale of this security resulted in a gain of $45,000, which is included in the Consolidated Condensed Statement of Income for the six months ended June 30, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer lending, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality elements, all excluding loans held for sale.  Loans held for sale as of June 30, 2015, and December 31, 2014, were $8,295,000 and $7,235,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2015	December 31, 2014
Commercial and industrial loans	$984,223	$896,688
Agricultural production financing and other loans to farmers	93,695	104,927
Real estate loans:
Construction	256,082	207,221
Commercial and farmland	1,705,647	1,672,661
Residential	689,621	647,315
Home Equity	302,403	286,529
Individuals' loans for household and other personal expenditures	62,785	73,400
Lease financing receivables, net of unearned income	742	1,106
Other commercial loans	143,007	35,018
Loans	$4,238,205	$3,924,865
Allowance for loan losses	(62,550)	(63,964)
Net Loans	$4,175,655	$3,860,901

At June 30, 2015, Other commercial loans totaled $143,007,000, an increase of 107,989,000 from December 31, 2014. This increase was primarily a result of organic growth in the obligations of the state and political subdivisions sector of the portfolio.

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at June 30, 2015.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

At June 30, 2015, the allowance for loan losses was $62,550,000, a decrease of $1,414,000 from the December 31, 2014 balance of $63,964,000. Specific reserves on impaired loans increased $319,000 to $3,088,000, from $2,769,000 at December 31, 2014. Net charge offs for the six months ended June 30, 2015, were $1,831,000. Comparatively, the same period in 2014 had net recoveries of $497,000. The provision for loan losses for the six months ended June 30, 2015 was $417,000. There was no provision for loan losses recognized for the six months ended June 30, 2014. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2015, and June 30, 2014:

	Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1,	$30,007	$16,383	$3,138	$13,269	$4	$62,801
Provision for losses	1,190	(502)	(200)	(72)	1	417
Recoveries on loans	437	147	101	747		1,432
Loans charged off	(155)	(200)	(112)	(1,633)		(2,100)
Balances, June 30, 2015	$31,479	$15,828	$2,927	$12,311	$5	$62,550

	Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	3,024	(3,398)	327	462	2	417
Recoveries on loans	887	559	179	879		2,504
Loans charged off	(1,256)	(660)	(237)	(2,182)		(4,335)
Balances, June 30, 2015	$31,479	$15,828	$2,927	$12,311	$5	$62,550

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$30,907	$22,358	$2,410	$13,908		$69,583
Provision for losses	(2,036)	552	(140)	1,622	$2	—
Recoveries on loans	448	351	81	325		1,205
Loans charged off	(705)	(679)	(108)	(927)	(2)	(2,421)
Balances, June 30, 2014	$28,614	$22,582	$2,243	$14,928		$68,367

	Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	351	(705)	(152)	524	$(18)	—
Recoveries on loans	2,498	1,141	217	929	20	4,805
Loans charged off	(1,411)	(956)	(337)	(1,602)	(2)	(4,308)
Balances, June 30, 2014	$28,614	$22,582	$2,243	$14,928		$68,367

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$2,058	$328		$349		$2,735
Collectively evaluated for impairment	29,421	15,340	$2,927	11,769	$5	59,462
Loans Acquired with Deteriorated Credit Quality		160		193		353
Total Allowance for Loan Losses	$31,479	$15,828	$2,927	$12,311	$5	$62,550
Loan Balances:
Individually evaluated for impairment	$8,077	$21,945		$5,012		$35,034
Collectively evaluated for impairment	1,205,104	1,885,287	$62,785	981,667	$742	4,135,585
Loans Acquired with Deteriorated Credit Quality	7,743	54,498		5,345		67,586
Loans	$1,220,924	$1,961,730	$62,785	$992,024	$742	$4,238,205

	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,455	$470		$194		$2,119
Collectively evaluated for impairment	27,369	18,207	$2,658	12,958	$3	61,195
Loans Acquired with Deteriorated Credit Quality		650				650
Total Allowance for Loan Losses	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Loan Balances:
Individually evaluated for impairment	$16,108	$23,963		$4,022		$44,093
Collectively evaluated for impairment	1,011,122	1,796,797	$73,400	925,282	$1,106	3,807,707
Loans Acquired with Deteriorated Credit Quality	9,403	59,122		4,540		73,065
Loans	$1,036,633	$1,879,882	$73,400	$933,844	$1,106	$3,924,865

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2015	December 31, 2014
Commercial and industrial loans	$5,510	$7,048
Agriculture production financing and other loans to farmers	1,298	5,800
Real estate Loans:
Construction	1,493	1,439
Commercial and farmland	16,964	19,350
Residential	10,515	12,933
Home Equity	1,874	1,988
Individuals' loans for household and other personal expenditures	59	231
Total	$37,713	$48,789

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	June 30, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$22,029	$11,311
Agriculture production financing and other loans to farmers	1,313	1,308
Real estate Loans:
Construction	10,805	7,311
Commercial and farmland	91,071	66,184
Residential	10,930	7,076
Home equity	263	206
Other commercial loans	25
Total	$136,436	$93,396
Impaired loans with related allowance:
Commercial and industrial loans	$3,496	$3,201	$2,058
Real estate Loans:
Commercial and farmland	2,723	2,602	488
Residential	2,725	2,598	542
Total	$8,944	$8,401	$3,088
Total Impaired Loans	$145,380	$101,797	$3,088

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$35,514	$18,029
Agriculture production financing and other loans to farmers	26	22
Real estate Loans:
Construction	12,956	9,318
Commercial and farmland	95,856	68,187
Residential	10,591	6,839
Home equity	3,590	398
Other commercial loans	30
Total	$158,563	$102,793
Impaired loans with related allowance:
Commercial and industrial loans	$1,766	$1,684	$1,055
Agriculture production financing and other loans to farmers	6,777	5,777	400
Real estate Loans:
Commercial and farmland	7,159	4,971	1,120
Residential	1,001	998	194
Total	$16,703	$13,430	$2,769
Total Impaired Loans	$175,266	$116,223	$2,769

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$12,154	$111	$12,942	$200
Agriculture production financing and other loans to farmers	1,325		1,343
Real estate Loans:
Construction	7,648	95	7,898	191
Commercial and farmland	66,625	894	66,957	1,765
Residential	7,114	57	7,150	107
Home equity	208		208
Total	$95,074	$1,157	$96,498	$2,263
Impaired loans with related allowance:
Commercial and industrial loans	$3,204	$10	$3,214	$19
Real estate Loans:
Commercial and farmland	2,622		2,727
Residential	2,600		2,603
Total	$8,426	$10	$8,544	$19
Total Impaired Loans	$103,500	$1,167	$105,042	$2,282

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$12,060	$84	$12,872	$185
Agriculture production financing and other loans to farmers	27		28
Real estate Loans:
Construction	10,331	114	10,412	227
Commercial and farmland	77,716	970	78,288	1,956
Residential	4,017	31	4,212	57
Home equity	198		199
Total	$104,349	$1,199	$106,011	$2,425
Impaired loans with related allowance:
Commercial and industrial loans	$3,575	$10	$3,590	$20
Real estate Loans:
Commercial and farmland	5,137	5	5,204	10
Total	$8,712	$15	$8,794	$30
Total Impaired Loans	$113,061	$1,214	$114,805	$2,455

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

	June 30, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$913,859	$24,180	$46,184					$984,223
Agriculture production financing and other loans to farmers	84,781	3,002	5,912					93,695
Real estate Loans:
Construction	237,568	1,611	1,268	$565		$14,967	$103	256,082
Commercial and farmland	1,586,935	43,895	74,815				2	1,705,647
Residential	173,714	2,698	12,417			495,678	5,114	689,621
Home equity	7,088	66	472			293,071	1,706	302,403
Individuals' loans for household and other personal expenditures						62,666	119	62,785
Lease financing receivables, net of unearned income	643		99					742
Other commercial loans	143,007							143,007
Loans	$3,147,595	$75,452	$141,167	$565		$866,382	$7,044	$4,238,205

	December 31, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$823,732	$24,455	$48,226	$275				$896,688
Agriculture production financing and other loans to farmers	96,155	1,195	7,577					104,927
Real estate Loans:
Construction	185,394	3,164	2,928			$15,588	$147	207,221
Commercial and farmland	1,552,781	29,484	90,161				235	1,672,661
Residential	149,430	6,321	10,918			470,972	9,674	647,315
Home equity	6,368	12	690			277,571	1,888	286,529
Individuals' loans for household and other personal expenditures						73,165	235	73,400
Lease financing receivables, net of unearned income	998		108					1,106
Other commercial loans	35,018							35,018
Loans	$2,849,876	$64,631	$160,608	$275		$837,296	$12,179	$3,924,865

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of June 30, 2015, and December 31, 2014:

	June 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$971,571	$1,679	$5,463		$5,510	$12,652	$984,223
Agriculture production financing and other loans to farmers	92,302	34	50	$11	1,298	1,393	93,695
Real estate Loans:
Construction	253,330	1,069	190		1,493	2,752	256,082
Commercial and farmland	1,685,194	3,090	17	382	16,964	20,453	1,705,647
Residential	672,593	5,470	937	106	10,515	17,028	689,621
Home equity	298,161	1,666	628	74	1,874	4,242	302,403
Individuals' loans for household and other personal expenditures	62,288	300	79	59	59	497	62,785
Lease financing receivables, net of unearned income	742						742
Other commercial loans	143,007						143,007
Loans	$4,179,188	$13,308	$7,364	$632	$37,713	$59,017	$4,238,205

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$882,596	$4,006	$53	$2,985	$7,048	$14,092	$896,688
Agriculture production financing and other loans to farmers	98,236	891			5,800	6,691	104,927
Real estate Loans:
Construction	204,683	1,017	82		1,439	2,538	207,221
Commercial and farmland	1,642,016	9,846	778	671	19,350	30,645	1,672,661
Residential	626,821	4,876	1,831	854	12,933	20,494	647,315
Home equity	282,828	1,213	352	148	1,988	3,701	286,529
Individuals' loans for household and other personal expenditures	72,853	258	53	5	231	547	73,400
Lease financing receivables, net of unearned income	1,106						1,106
Other commercial loans	35,018						35,018
Loans	$3,846,157	$22,107	$3,149	$4,663	$48,789	$78,708	$3,924,865

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$1,386	$536	1	$3,748	$1,897	5
Real estate Loans:
Construction				79	80	1
Commercial and farmland	537	537	1	537	2,280	2
Residential	20	871	2	44	895	3
Total	$1,943	$1,944	4	$4,408	$5,152	11

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate Loans:
Commercial and farmland	$259	$259	1	$259	$259	1
Residential	242	242	3	372	376	6
Individuals' loans for household and other personal expenditures	11	11	1	26	26	2
Total	$512	$512	5	$657	$661	9

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended June 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$492			$492
Real estate Loans:
Commercial and farmland			$240	240
Residential	850	$21		871
Total	$1,342	$21	$240	$1,603

	Six Months Ended June 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$1,234		$1,030	$2,264
Real estate Loans:
Construction	199			199
Commercial and farmland	1,442		240	1,682
Residential	850	$47		897
Total	$3,725	$47	$1,270	$5,042

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Commercial and farmland	$272			$272
Residential	95		$122	217
Home Equity		$23		23
Individuals loans for household and other personal expenditures			11	11
Total	$367	$23	$133	$523

	Six Months Ended June 30, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Commercial and farmland	$272			$272
Residential	95	$60	$122	277
Home Equity		94		94
Individuals' loans for household and other personal expenditures			25	25
Total	$367	$154	$147	$668

Loans secured by commercial and farm real estate made up 44 percent of the post-modification balance of troubled debt restructured loans made in the six months ended June 30, 2015.

There were no troubled debt restructures that occurred during the twelve months ended June 30, 2015 and June 30, 2014, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table includes the outstanding balance and carrying amount of loans acquired during the years 2012, 2013, 2014 and 2015, which are included in the balance sheet amounts of loans receivable at June 30, 2015, and December 31, 2014 as applicable.

	June 30, 2015
	C Financial	Community	CFS	SCB	Total
Commercial and industrial loans	$114	$7,245	$59,166	$5,272	$71,797
Agricultural production financing and other loans to farmers		1,534	50	1,234	2,818
Real estate loans:
Construction	7,267	12,600	6,612		26,479
Commercial and farmland	28,287	63,460	224,675	14,575	330,997
Residential	61,188	25,337	128,972	6,643	222,140
Home Equity	10,407	8,805	35,327	14,241	68,780
Individuals' loans for household and other personal expenditures	14	711	642	81	1,448
Other commercial loans			83		83
Total	$107,277	$119,692	$455,527	$42,046	$724,542

Carrying Amount	$104,714	$112,171	$433,744	$36,467	$687,096
Allowance		193	160		353
Carrying Amount Net of Allowance	$104,714	$111,978	$433,584	$36,467	$686,743

	December 31, 2014
	Community	CFS	SCB	Total
Commercial and industrial loans	$8,168	$64,897	$6,059	$79,124
Agricultural production financing and other loans to farmers	1,100		893	1,993
Real estate loans:
Construction	19,063	9,113		28,176
Commercial and farmland	74,600	251,002	15,593	341,195
Residential	28,863	144,396	7,384	180,643
Home Equity	9,881	39,244	15,758	64,883
Individuals' loans for household and other personal expenditures	1,314	922	121	2,357
Other commercial loans		86		86
Total	$142,989	$509,660	$45,808	$698,457

Carrying Amount	$134,198	$484,949	$39,324	$658,471
Allowance		650		650
Carrying Amount Net of Allowance	$134,198	$484,299	$39,324	$657,821

The balance in the allowance for loan losses for loans acquired and accounted for under ASC 310-30 was $353,000 and $650,000 at June 30, 2015 and December 31, 2014, respectively.

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

	Three Months Ended June 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance		$1,990	$2,009	$818	$4,817
Additions	$145				145
Accretion	(12)	(353)	(578)	(304)	(1,247)
Reclassification from nonaccretable		181	309	244	734
Disposals			(8)		(8)
Ending balance	$133	$1,818	$1,732	$758	$4,441

	Six Months Ended June 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance		$2,122	$2,400	$868	$5,390
Additions	$145				145
Accretion	(12)	(532)	(1,919)	(489)	(2,952)
Reclassification from nonaccretable		228	1,259	379	1,866
Disposals			(8)		(8)
Ending balance	$133	$1,818	$1,732	$758	$4,441

	Three Months Ended June 30, 2014
	CFS	SCB	Total
Beginning balance	$4,080	$1,256	$5,336
Additions
Accretion	(1,242)	(215)	(1,457)
Reclassification from nonaccretable	650	129	779
Disposals
Ending balance	$3,488	$1,170	$4,658

	Six Months Ended June 30, 2014
	CFS	SCB	Total
Beginning balance	$4,164	$1,388	$5,552
Additions
Accretion	(1,543)	(402)	(1,945)
Reclassification from nonaccretable	902	184	1,086
Disposals	(35)		(35)
Ending balance	$3,488	$1,170	$4,658

NOTE 6

GOODWILL

On April 17, 2015, the C Financial acquisition resulted in goodwill of $11,126,000. Additionally, on June 12, 2015, the sale of FMIG resulted in a goodwill reduction of $8,474,000. Additional details of these transactions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

	2015	2014
Balance, January 1	$202,724	$188,948
Goodwill acquired	11,126
Goodwill reduction	(8,474)
Balance, June 30	$205,376	$188,948

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 7

CORE DEPOSIT AND OTHER INTANGIBLES

On April 17, 2015, the C Financial acquisition resulted in a core deposit intangible of $981,000. Additionally, on June 12, 2015, the sale of FMIG resulted in an other intangible reduction of $742,000. Additional details of these transactions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	June 30, 2015	June 30, 2014
Gross Carrying Amount	$58,360	$53,702
Core deposit and other intangibles acquired	981
Accumulated amortization	(43,779)	(41,067)
Core deposit and other intangibles reduction	(742)
Core deposit and other intangibles	$14,820	$12,635

Estimated future amortization expense is summarized as follows:

Amortization Expense
2016	$1,385
2017	2,734
2018	2,697
2019	1,584
2020	1,356
After 2020	5,064
$14,820

NOTE 8

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of June 30, 2015 and 2014, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, and 2014, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,325,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2015, the notional amount of customer-facing swaps was approximately $152,839,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2015, and December 31, 2014.

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$81	Other Assets	$137	Other Liabilities	$2,403	Other Liabilities	$2,650
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,559	Other Assets	$3,730	Other Liabilities	$3,661	Other Liabilities	$3,887

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2015, and 2014.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Interest rate contracts	Other income	$156	$(31)

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Interest rate contracts	Other income	$55	$(12)

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Rate Products	$807	$(1,292)	$(469)	$(2,558)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended		Six Months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Expense	$(358)	$(351)	$(712)	(695)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of June 30, 2015, the termination value of derivatives in a net liability position related to these agreements was $6,234,000. As of June 30, 2015, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $10,031,000. If the Corporation had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of June 30, 2015.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015, and December 31, 2014.

		Fair Value Measurements Using:
June 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$106		$106
State and municipal	288,628		282,635	$5,993
U.S. Government-sponsored mortgage-backed securities	284,944		284,944
Corporate obligations	31			31
Equity securities	1,706		1,702	4
Interest rate swap asset	3,559		3,559
Interest rate cap	81		81
Interest rate swap liability	6,064		6,064

		Fair Value Measurements Using:
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$109		$109
State and municipal	228,593		221,982	$6,611
U.S. Government-sponsored mortgage-backed securities	319,104		319,104
Corporate obligations	31			31
Equity securities	1,706		1,702	4
Interest rate swap asset	3,730		3,730
Interest rate cap	137		137
Interest rate swap liability	6,537		6,537

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three and six months ended June 30, 2015, and 2014.

	Available for Sale Securities
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Balance at beginning of the period	$6,198	$11,494	$6,646	$9,977
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	50	835	141	2,893
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	(220)	(4,796)	(759)	(5,337)
Ending balance	$6,028	$7,533	$6,028	$7,533

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2015 or December 31, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2015 and 2014.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015, and December 31, 2014.

		Fair Value Measurements Using
June 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$7,189			$7,189
Other real estate owned	$2,131			$2,131

		Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$17,134			$17,134
Other real estate owned	$5,155			$5,155

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2015 and December 31, 2014.

June 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,993	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$7,189	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (1%)

Other real estate owned	$2,131	Appraisals	Discount to reflect current market conditions	0% - 20% (6%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,611	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$17,134	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$5,155	Appraisals	Discount to reflect current market conditions	0% - 20% (7%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015, and December 31, 2014.

		June 30, 2015
		(unaudited)
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$105,928	$105,928
Interest-bearing time deposits	26,669	26,669
Investment securities available for sale	575,415		$569,387	$6,028
Investment securities held to maturity	637,101		616,834	30,976
Loans held for sale	8,295		8,295
Loans	4,175,655			4,096,221
Federal Reserve Bank and Federal Home Loan Bank stock	34,630		34,630
Interest rate swap and cap asset	3,640		3,640
Interest receivable	19,880		19,880
Liabilities:
Deposits	$4,789,577	$3,650,409	$1,124,038
Borrowings:
Federal funds purchased	40,748		40,748
Securities sold under repurchase agreements	137,240		137,240
Federal Home Loan Bank advances	247,687		248,993
Subordinated debentures and term loans	126,882		116,950
Interest rate swap liability	6,064		6,064
Interest payable	3,211		3,211

		December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$118,616	$118,616
Interest-bearing time deposits	47,520	47,520
Investment securities available for sale	549,543		$542,897	$6,646
Investment securities held to maturity	631,088		614,457	33,266
Loans held for sale	7,235		7,235
Loans	3,860,901			3,810,912
Federal Reserve Bank and Federal Home Loan Bank stock	41,353		41,353
Interest rate swap and cap asset	3,867		3,867
Interest receivable	19,984		19,984
Liabilities:
Deposits	$4,640,694	$3,523,199	$1,099,610
Borrowings:
Federal funds purchased	15,381		15,381
Securities sold under repurchase agreements	124,539		124,539
Federal Home Loan Bank advances	145,264		146,669
Subordinated debentures and term loans	126,810		92,802
Interest rate swap liability	6,537		6,537
Interest payable	3,201		3,201

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings were:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$111,271			$25,969	$137,240

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2015 and 2014:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2014	$14,098		$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	(4,413)		(304)		(4,717)
Amounts reclassified from accumulated other comprehensive income	(606)		463		(143)
Period change	(5,019)	—	159	—	(4,860)
Balance at June 30, 2015	$9,079	$—	$(2,023)	$(13,546)	$(6,490)

Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	11,055	1,702	(1,663)		11,094
Amounts reclassified from accumulated other comprehensive income	(926)		452		(474)
Period change	10,129	1,702	(1,211)	—	10,620
Balance at June 30, 2014	$11,695	$(145)	$(1,712)	$(5,628)	$4,210

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(93)	$844	Other income - net realized gains on sales of available for sale securities
Related income tax expense	33	(295)	Income tax expense
	$(60)	$549

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(358)	$(351)	Interest expense - subordinated debentures and term loans
Related income tax benefit	125	123	Income tax expense
	$(233)	$(228)

Total reclassifications for the period, net of tax	$(293)	$321

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$932	$1,425	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(326)	(499)	Income tax expense
	$606	$926

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(712)	$(695)	Interest expense - subordinated debentures and term loans
Related income tax benefit	249	243	Income tax expense
	$(463)	$(452)

Total reclassifications for the period, net of tax	$143	$474

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

NOTE 12

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2015, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2015 was $614,000 and $1,130,000, respectively, compared to $554,000 and $1,059,000, respectively, for the three and six months ended June 30, 2014. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4.9 percent for the six months ended June 30, 2015, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock and ESPP Options
Pre-tax compensation expense	$28	$30	$54	$74
Income tax expense (benefit)		(2)	(1)	(5)
Stock and ESPP option expense, net of income taxes	$28	$28	$53	$69
Restricted Stock Awards
Pre-tax compensation expense	$586	$524	$1,076	$985
Income tax benefit	(198)	(183)	(366)	(344)
Restricted stock awards expense, net of income taxes	$388	$341	$710	$641
Total Share-Based Compensation
Pre-tax compensation expense	$614	$554	$1,130	$1,059
Income tax benefit	(198)	(185)	(367)	(349)
Total share-based compensation expense, net of income taxes	$416	$369	$763	$710

As of June 30, 2015, unrecognized compensation expense related to RSAs was $3,950,000 and is expected to be recognized over a weighted-average period of 1.62 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2015.

Stock option activity under the Corporation's stock option plans as of June 30, 2015 and changes during the six months ended June 30, 2015, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	737,931	$20.99
Granted
Exercised	(46,266)	$15.28
Canceled	(100)	$28.25
Outstanding June 30, 2015	691,565	$21.37	2.64	2,942,311
Vested and Expected to Vest at June 30, 2015	691,565	$21.37	2.60	2,942,311
Exercisable at June 30, 2015	691,565	$21.37	2.64	2,942,311

There were no options granted during the six months ended June 30, 2015 and June 30, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2015.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $356,000 and $388,000, respectively. Cash receipts of stock options exercised during this same period were $619,000 and $450,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2015	385,450	$15.65
Granted	105,622	$23.00
Vested	(142,451)	$11.74
Forfeited	(1,487)	$15.04
Unvested RSAs at June 30, 2015	347,134	$19.49

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2015 quarterly offering period of approximately $28,000. The ESPP options vested during the three months ending June 30, 2015, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2015.

NOTE 13

Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income Tax Expense :
Currently Payable:
Federal	$7,658	$1,947	$7,688	$428
Deferred:
Federal	1,081	3,806	6,750	9,832
State	117	135	252	245
Total Income Tax Expense	$8,856	$5,888	$14,690	$10,505
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$9,389	$7,367	$17,091	$13,750
Tax-exempt interest income	(1,738)	(1,270)	(3,167)	(2,495)
Basis difference on sale of insurance subsidiary	2,252		2,252
Stock compensation	10	8	18	21
Earnings on life insurance	(223)	(228)	(485)	(490)
Tax credits	(148)	(297)	(292)	(595)
Other	(686)	308	(727)	314
Actual Tax Expense	$8,856	$5,888	$14,690	$10,505

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 14

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	17,968	37,793,448	$0.47	15,160	36,026,763	$0.42
Effect of dilutive stock options and warrants		249,911			267,386
Diluted net income per share	$17,968	38,043,359	$0.47	$15,160	36,294,149	$0.41

	Six Months Ended June 30,
	2015			2014
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	34,140	37,751,896	$0.90	28,780	35,991,794	$0.80
Effect of dilutive stock options and warrants		270,036			285,754
Diluted net income per share	$34,140	38,021,932	$0.90	$28,780	36,277,548	$0.79

Stock options to purchase 367,525 and 584,194 shares for the three months ended June 30, 2015 and 2014, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Stock options to purchase 367,550 and 619,890 shares for the six months ended June 30, 2015 and 2014, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 15

IMPACT OF ACCOUNTING CHANGES

FASB ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, FASB, issued 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which addresses the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized. The amendments remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The amendments are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 16

GENERAL LITIGATION AND REGULATORY EXAMINATIONS

On July 8, 2015, a purported shareholder of Ameriana Bancorp filed a putative class action lawsuit captioned Shiva Stein, individually and on behalf of other similarly situated vs. Ameriana Bancorp et al., Cause No. 49D10-1507-PL-022566 in Marion County, Indiana Superior Court 10 against Ameriana Bancorp, its board of directors and First Merchants Corporation. Plaintiff's complaint alleges breach of fiduciary duty and/or aiding and abetting a breach of fiduciary duty regarding the proposed merger of Ameriana into First Merchants. The plaintiff seeks (1) class certification, (2) to enjoin the merger, (3) compensatory damages in an unspecified amount, and (4) an accounting of unspecified damages, and costs, disbursements and professional fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on First Merchants. The defendants believe the claims against them are without merit and intend to contest the matter vigorously.

The Corporation is also subject to other claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Corporation is subject to periodic examinations by various regulatory agencies. It is the opinion of management that the disposition or ultimate resolution of such claims, lawsuits, and examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Corporation.

NOTE 17

CONSUMMATION OF MERGER

On June 26, 2015, the Corporation and Ameriana Bancorp, an Indiana corporation (“Ameriana Bancorp”), entered into an Agreement and Plan of Reorganization and Merger (the “Ameriana Merger Agreement”), pursuant to which, Ameriana Bancorp will, subject to the terms and conditions of the Ameriana Merger Agreement, merge with and into the Corporation (the “Ameriana Merger”), whereupon the separate corporate existence of Ameriana Bancorp will cease and the Corporation will survive. Immediately following the Ameriana Merger, Ameriana Bank, an Indiana state commercial bank and wholly-owned subsidiary of Ameriana Bancorp, will be merged with and into the Bank, with the Bank, as the surviving bank. Based on the closing price of the Corporation's common stock on June 26, 2015 of $25.13 per share, the transaction value is estimated at approximately $68.8 million. The transaction is expected to be a tax-free stock exchange for Ameriana Bancorp’s shareholders who will be receiving the Corporation's common stock pursuant to the Ameriana Merger. Subject to Ameriana Bancorp’s shareholders’ approval of the Ameriana Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Ameriana Merger in the fourth quarter of 2015 or the first quarter of 2016.

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

We believe there have been no significant changes during the six months ended June 30, 2015, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, National Association.  The Bank includes 109 banking locations in twenty-six Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

The Corporation also operated First Merchants Insurance Services, Inc., operating as First Merchants Insurance Group ("FMIG"), a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana. On June 12, 2015, the Corporation sold all of its stock in FMIG to USI Insurance Services LLC for $18,000,000. Additional details of the transaction are included in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $18.0 million for the three months ended June 30, 2015, an increase of $2.8 million, compared to net income available to common stockholders of $15.2 million for the three months ended June 30, 2014. Earnings per share for the three months ended June 30, 2015 totaled $0.47 per share, an increase of $0.06 per share, or 14.6%, over $0.41 per share for the same period in 2014. Net income available to common stockholders was $34.1 million, or $0.90 per share, for the six months ended June 30, 2015, compared to $28.8 million, or $0.79 per share for the same period of 2014.

On November 7, 2014, the Corporation acquired Community and on April 17, 2015, the Corporation acquired C Financial. Additionally, on June 12, 2015, the Corporation sold all of its stock in FMIG, resulting in a gain of $8.3 million. Details of these transactions are included in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

As of June 30, 2015, total assets equaled $6.1 billion, an increase of $316.2 million from December 31, 2014.  The Corporation's loan portfolio increased $313.3 million, with the largest increases in Other Commercial and Commercial and Industrial loans. The Corporation acquired $141.7 million in assets as a result of the C Financial acquisition, of which, loans accounted for $110.6 million. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The Corporation’s allowance for loan losses totaled $62.6 million as of June 30, 2015.  The allowance provided 165.9 percent coverage of all non-accrual loans and 1.47 percent of total loans.  The Corporation's provision expense totaled $417,000 during the second quarter of 2015 as net charge-offs totaled $668,000.  Non-performing loans declined $12.2 million, or 24.0 percent, from December 31, 2014.  During the same period of 2014, the Corporation did not expense a provision for loan losses and had net charge-offs during the period of $1.2 million.   Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

As of June 30, 2015, total deposits equaled $4.8 billion, an increase of $148.9 million from December 31, 2014. The Corporation acquired $105.3 million in deposits as a result of the C Financial acquisition. The largest increases were in demand and savings deposits, which accounted for $127.2 million of the overall increase. This increase was offset by decreases in other certificates and time deposits and brokered deposits of $12.8 million compared to December 31, 2014.

Total borrowings increased $140.6 million as of June 30, 2015 compared to December 31, 2014 as Federal Home Loan Bank advances and Federal Funds purchased increased $102.4 million and $25.4 million, respectively. The Corporation acquired $19.0 million of Federal Home Loan Bank advances as a result of the C Financial acquisition.

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

For the periods presented, the increases in net interest income and average earning assets were primarily driven by the acquisitions of Community in November 2014 and C Financial in April 2015. As a result of the acquisitions, the Corporation recognized fair value accretion, which is included in interest income, of $2,158,000 and $2,173,000, respectively, for the three months ended June 30, 2015 and 2014. Net interest margin for the second quarter of 2015 decreased to 3.81 percent compared to the second quarter of 2014 at 3.89 percent, while earning assets increased by $488,000. Asset yields decreased 7 basis points FTE and interest costs increased 1 basis point, resulting in a 8 basis points FTE decrease in net interest margin as compared to the same period in 2014.

Net interest margin for the six months ended June 30, 2015 decreased to 3.79 percent compared to the six months ended June 30, 2014 at 3.93 percent, while earning assets increased by $444,000. Asset yields decreased 11 basis points FTE and interest costs increased 3 basis points, resulting in a 14 basis points FTE decrease in net interest margin as compared to the same period in 2014. Interest income included $4,328,000 and $3,942,000 of fair value accretion for the six months ended June 30, 2015 and 2014, respectively.

Additional details of the Corporation's acquisitions, remaining loan fair value discount, accretable and nonaccretable yield can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES and NOTE 5. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the three months ended June 30, 2015, and 2014.

(Dollars in Thousands)	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$59,979	$31	0.21%	$59,030	$35	0.24%
Federal Reserve and Federal Home Loan Bank stock	39,195	459	4.68	42,809	495	4.63
Investment Securities: (1)
Taxable	696,505	4,425	2.54	772,384	5,046	2.61
Tax-Exempt (2)	484,541	6,510	5.37	389,772	5,492	5.64
Total Investment Securities	1,181,046	10,935	3.70	1,162,156	10,538	3.63
Loans held for sale	6,033	146	9.68	5,775	108	7.48
Loans: (3)
Commercial	3,193,314	35,661	4.47	2,850,068	31,730	4.45
Real Estate Mortgage	455,470	4,962	4.36	450,462	5,636	5.00
Installment	396,378	4,552	4.59	362,455	4,849	5.35
Tax-Exempt (2)	100,665	1,131	4.49	11,761	89	3.03
Total Loans	4,151,860	46,452	4.48	3,680,521	42,412	4.61
Total Earning Assets	5,432,080	57,877	4.26	4,944,516	53,480	4.33
Net unrealized gain on securities available for sale	12,575			8,820
Allowance for loan losses	(62,881)			(69,188)
Cash and cash equivalents	97,738			79,974
Premises and equipment	84,359			74,869
Other assets	496,606			481,492
Total Assets	$6,060,477			$5,520,483
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,088,896	$283	0.10%	$1,081,709	$282	0.10%
Money market deposits	853,776	446	0.21	776,396	397	0.20
Savings deposits	612,920	166	0.11	528,261	153	0.12
Certificates and other time deposits	1,148,463	2,791	0.97	1,051,596	2,042	0.78
Total Interest-bearing Deposits	3,704,055	3,686	0.40	3,437,962	2,874	0.33
Borrowings	471,467	2,485	2.11	459,602	2,534	2.21
Total Interest-bearing Liabilities	4,175,522	6,171	0.59	3,897,564	5,408	0.56
Noninterest-bearing deposits	1,093,031			927,237
Other liabilities	45,743			33,039
Total Liabilities	5,314,296			4,857,840
Stockholders' Equity	746,181			662,643
Total Liabilities and Stockholders' Equity	$6,060,477	6,171	0.45	$5,520,483	5,408	0.44
Net Interest Income		$51,706			$48,072
Net Interest Margin			3.81%			3.89%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2015 and 2014. These totals equal $2,675 and $1,953 for the three months ended June 30, 2015 and 2014, respectively.

(3) Non accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the six months ended June 30, 2015, and 2014.

(Dollars in Thousands)	For the Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$58,452	$68	0.23%	$51,713	$58	0.22%
Federal Reserve and Federal Home Loan Bank stock	40,267	1,009	5.01	40,910	1,147	5.61
Investment Securities: (1)
Taxable	716,331	9,148	2.55	754,631	9,856	2.61
Tax-Exempt (2)	459,177	12,409	5.40	379,740	10,782	5.68
Total Investment Securities	1,175,508	21,557	3.67	1,134,371	20,638	3.64
Loans held for sale	5,483	256	9.34	5,419	180	6.64
Loans: (3)
Commercial	3,117,698	69,830	4.48	2,887,823	65,341	4.53
Real Estate Mortgage	457,620	9,811	4.29	398,677	9,625	4.83
Installment	395,227	8,975	4.54	344,506	9,202	5.34
Tax-Exempt (2)	68,903	1,513	4.39	12,055	183	3.04
Total Loans	4,044,931	90,385	4.47	3,648,480	84,531	4.63
Total Earning Assets	5,319,158	113,019	4.25%	4,875,474	106,374	4.36%
Net unrealized gain on securities available for sale	13,522			6,242
Allowance for loan losses	(63,154)			(68,998)
Cash and cash equivalents	98,262			87,572
Premises and equipment	81,052			74,751
Other assets	492,597			485,378
Total Assets	$5,941,437			$5,460,419
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,059,826	$534	0.10%	$1,063,084	$549	0.10%
Money market deposits	838,852	858	0.20	764,632	764	0.20
Savings deposits	592,449	326	0.11	526,333	306	0.12
Certificates and other time deposits	1,137,342	5,484	0.96	1,015,335	3,804	0.75
Total Interest-bearing Deposits	3,628,469	7,202	0.40	3,369,384	5,423	0.32
Borrowings	454,758	4,937	2.17	476,496	5,102	2.14
Total Interest-bearing Liabilities	4,083,227	12,139	0.59	3,845,880	10,525	0.55
Noninterest-bearing deposits	1,073,173			921,469
Other liabilities	44,659			39,250
Total Liabilities	5,201,059			4,806,599
Stockholders' Equity	740,378			653,820
Total Liabilities and Stockholders' Equity	$5,941,437	12,139	0.46	$5,460,419	10,525	0.43
Net Interest Income		$100,880			$95,849
Net Interest Margin			3.79%			3.93%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2015 and 2014. These totals equal $4,873 and $3,838 for the six months ended June 30, 2015 and 2014, respectively.

(3) Non accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $8.5 million, or 52.3 percent, in the second quarter of 2015, compared to the second quarter of 2014.  On June 12, 2015, the Corporation sold all of its stock in FMIG. The sale generated a gain of $8.3 million. Additionally, in November 2014, the Corporation acquired Community, and in April 2015, the Corporation acquired C Financial. Each of the acquisitions contributed to a larger customer base, which resulted in an increase in gains on the sale of mortgage loans and other customer fees of $622,000 and $553,000, respectively, for the three months ended June 30, 2015 when compared to the same period in 2014. Additional details of the divestiture and acquisitions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. Offsetting these increases, were the sale of investment securities, which generated net losses of $93,000, a decrease of $937,000, when compared to the $844,000 in net gains during the second quarter of 2014.

During the first six months of 2015, non-interest income increased $9.3 million, or 29.3 percent, over the same period in 2014. The sale of FMIG created an $8.3 million gain and the larger customer base from the Community and C Financial acquisitions contributed to increases in the gains on the sale of mortgage loans, other customer fees and fiduciary activities of $1,388,000, $487,000 and $244,000, respectively. Offsetting these increases, were the sale of investment securities, which generated net gains of $932,000, a decrease of $493,000, when compared to the $1.4 million in net gains during the six months ended June 30, 2014.

NON-INTEREST EXPENSE

Non-interest expense increased $5.2 million, or 12.5 percent, in the second quarter of 2015, compared to the second quarter of 2014.  The largest increase was in salaries and employee benefits which increased $3.0 million, or 12.8 percent.  This was primarily driven by the addition of personnel from the acquisitions of Community and C Financial. The Corporation also experienced an increase of $1.6 million in professional and other outside services, primarily acquisition and divestiture expenses, which consisted of legal and investment banker expenses of $852,000 and contract termination expenses related to the C Financial acquisition of $719,000. Additionally, the Corporation had an increase in equipment and net occupancy expenses of $744,000 and $299,000, respectively, due to the addition of Community and C Financial core system expenses and banking centers. Other expenses of $4.5 million increased $794,000 from the second quarter of 2014 as the Corporation's branch optimization strategy resulted in write-downs of existing banking centers of $335,000. These increases were offset by a decrease of $1.2 million in other real estate owned and foreclosure expenses as asset quality trends continue to improve from the same period last year.

During the first six months of 2015, non-interest expense increased $3.3 million, or 3.9 percent, when compared to the first six months of 2014. Salaries and employee benefits increased $2.2 million, or 4.6 percent, over the same period last year due to the addition of personnel from the acquisitions of Community and C Financial. The Corporation also experienced an increase of $1.7 million in professional and other outside services, primarily acquisition and divestiture expenses, which consisted of legal and investment banker expenses of $878,000 and contract termination expenses related to the C Financial acquisition of $719,000. Equipment expenses increased $571,000 due to running Community's and C Financial's core systems prior to integration. Other expenses of $7.6 million increased $669,000 from the same period of 2014 as the Corporation's branch optimization strategy resulted in write-downs of existing banking centers of $335,000. These increases were offset by a decrease of $1.8 million in other real estate owned and foreclosure expenses as asset quality trends continue to improve over the prior year.

INCOME TAXES

Income tax expense for the second quarter of 2015 was $8,856,000 on pre-tax net income of $26,824,000.  For the same period in 2014, income tax expense was $5,888,000 on pre-tax net income of $21,048,000.

Income tax expense for the six months ended June 30, 2015 was $14,690,000 on pre-tax net income of $48,830,000.  For the same period in 2014, income tax expense was $10,505,000 on pre-tax net income of $39,285,000.

The increase in the effective tax rate in the three and six months ended June 30, 2015, when compared to the same periods of 2014, was primarily a result of a permanent book-to-tax basis difference associated with the gain on sale of FMIG. Details of the FMIG sale and tax effect are included in NOTE 2. ACQUISITIONS AND DIVESTITURES and NOTE 11. INCOME TAX, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q

Taxes, both current and deferred, decreased in the first six months of 2015 by $2,338,000. The decline in the net asset was primarily due to decreases in the deferred tax assets associated with the accounting for deferred and incentive compensation, loans, federal net operating loss carryforwards, and allowance for loan losses of $1,746,000, $1,075,000, $831,000 and $589,000, respectively. The deferred tax asset decreases were partially offset by a decline in the deferred tax liability associated with the accounting for unrealized gains on available for sale securities of $2,702,000.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation maintained a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.03 percent at June 30, 2015, and 9.16 percent at December 31, 2014.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of common equity Tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized common equity Tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. Regulatory capital ratios at June 30, 2015, were calculated under Basel III while regulatory capital ratios at December 31, 2014, were calculated under Basel I.

As of June 30, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$726,080	14.92%	$389,213	8.00%	N/A	N/A
First Merchants Bank	672,751	13.70	392,718	8.00	$490,898	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$600,215	12.34%	$291,909	6.00%	N/A	N/A
First Merchants Bank	611,342	12.45	294,539	6.00	$392,718	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$545,759	11.22%	$218,932	4.50%	N/A	N/A
First Merchants Bank	611,342	12.45	220,904	4.50	$319,084	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$600,215	10.26%	$233,997	4.00%	N/A	N/A
First Merchants Bank	611,342	10.49	233,033	4.00	$291,291	5.00%

	December 31, 2014
			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$685.507	15.34%	$357,581	8.00%	N/A	N/A
First Merchants Bank	653.169	14.64	356,884	8.00	$446,105	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$564,535	12.63%	$178,791	4.00%	N/A	N/A
First Merchants Bank	597,305	13.39	178,442	4.00	$267,663	6.00%
Tier 1 capital to average assets
First Merchants Corporation	$564,535	10.15%	$222,533	4.00%	N/A	N/A
First Merchants Bank	597,305	10.56	226,339	4.00	$282,923	5.00%

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

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following table is also meaningful when considering performance measures of the Corporation. The table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2015	2014	2015	2014
Average goodwill	$210,217	$188,947	$206,491	$188,967
Average core deposit intangible (CDI)	15,584	12,917	15,615	13,226
Average deferred tax on CDI	(5,724)	(4,825)	(5,840)	(4,860)
Intangible adjustment	$220,077	$197,039	$216,266	$197,333
Average stockholders' equity (GAAP capital)	$746,181	$662,643	$740,378	$653,820
Average cumulative preferred stock	(125)	(125)	(125)	(125)
Intangible adjustment	(220,077)	(197,039)	(216,266)	(197,333)
Average tangible capital	$525,979	$465,479	$523,987	$456,362
Average assets	$6,060,477	$5,520,483	$5,941,437	$5,460,419
Intangible adjustment	(220,077)	(197,039)	(216,266)	(197,333)
Average tangible assets	$5,840,400	$5,323,444	$5,725,171	$5,263,086
Net income available to common stockholders	$17,968	$15,160	$34,140	$28,780
CDI amortization, net of tax	430	336	848	673
Tangible net income available to common stockholders	$18,398	$15,496	$34,988	$29,453
Per Share Data:
Diluted net income available to common stockholders	$0.47	$0.42	$0.90	$0.79
Diluted tangible net income available to common stockholders	$0.48	$0.43	$0.92	$0.81
Ratios:
Return on average GAAP capital (ROE)	9.63%	9.15%	9.22%	8.80%
Return on average tangible capital	13.99%	13.32%	13.35%	12.91%
Return on average assets (ROA)	1.19%	1.10%	1.15%	1.05%
Return on average tangible assets	1.26%	1.16%	1.22%	1.12%

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

At June 30, 2015, non performing loans totaled $38,598,000, a decrease of $12,183,000 from the December 31, 2014 balance of $50,781,000. Non-accrual loans totaled $37,713,000, and accounted for 91 percent of the decrease in non-performing loans from December 31, 2014. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 131.1 percent at December 31, 2014 to 165.9 percent at June 30, 2015. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accruing loans delinquent 90 or more days of $632,000 at June 30, 2015 decreased $4,031,000 from the December 31, 2014 balance of $4,663,000. There were no Commercial and industrial loans 90+ days delinquent and accruing at June 30, 2015, compared to the December 31, 2014 balance of $2,985,000.

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2015, commercial impaired loans totaled $101,797,000 a decrease of $14,426,000 from the December 31, 2014 balance of $116,223,000. At June 30, 2015, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $93,396,000 as there was no identified loss on these credits. A specific allowance of $3,088,000 was recorded for the remaining balance of these impaired loans totaling $8,401,000 and is included in the Corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Non-Performing Assets:
Non-accrual loans	$37,713	$48,789
Renegotiated loans	885	1,992
Non-performing loans (NPL)	38,598	50,781
Other real estate owned	19,242	19,293
Non-performing assets (NPA)	57,840	70,074
90+ days delinquent and still accruing	632	4,663
Non-performing assets plus 90+ days delinquent	$58,472	$74,737
Impaired Loans	$101,797	$116,223

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table for the periods indicated.

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$5,614	$10,033
Agricultural production financing and other loans to farmers	1,309	5,800
Real estate loans:
Construction	9,730	8,363
Commercial and farmland	25,976	30,400
Residential	13,528	17,079
Home Equity	2,197	2,802
Individuals' loans for household and other personal expenditures	118	260
Non-performing assets plus 90+ days delinquent	$58,472	$74,737

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

At June 30, 2015, the allowance for loan losses was $62,550,000, a decrease of $1,414,000 from December 31, 2014. As a percent of loans, the allowance was 1.47 percent at June 30, 2015, compared to 1.63 percent at December 31, 2014. The provision for loan losses for the six months ended June 30, 2015 was $417,000. There was no provision for loan losses for the six months ended June 30, 2014. Specific reserves on impaired loans increased $319,000 from $2,769,000 at December 31, 2014, to $3,088,000 at June 30, 2015.

Net charge offs for the six months ended June 30, 2015, were $1,831,000. Comparatively, the same period in 2014 had net recoveries of $497,000.  For the three months ended June 30, 2015, there were no charge offs or recoveries greater than $500,000. The distribution of the net charge offs or recoveries for the three and six months ended June 30, 2015 and 2014 are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Net Charge Offs (Recoveries):
Commercial and industrial loans	$(307)	$262	$(383)	$(1,053)
Agricultural production financing and other loans to farmers	29	(1)	760	(17)
Real estate loans:
Construction	35	(12)	39	(374)
Commercial and farmland	18	340	62	189
Residential	575	363	789	459
Home Equity	311	239	514	214
Individuals' loans for household and other personal expenditures	11	27	58	120
Lease financing receivables, net of unearned income		2		(18)
Other commercial loans	(4)	(4)	(8)	(17)
Total Net Charge Offs	$668	$1,216	$1,831	$(497)

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $575,415,000 at June 30, 2015, an increase of $25,872,000, or 4.7 percent, from December 31, 2014.  Securities classified as held to maturity that are maturing within a short period of time, which totaled $7,831,000 at June 30, 2015, can also be a source of liquidity.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At June 30, 2015, total borrowings from the FHLB were $247,687,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2015, was $308,694,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of June 30, 2015, the Corporation was in compliance with these covenants.

Additionally, on April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of June 30, 2015, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of June 30, 2015, the Corporation was in compliance with these covenants. The line of credit was scheduled to mature on April 10, 2015; however, on April 9, 2015 the agreement was renewed with a maturity date of April 8, 2016.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at June 30, 2015, are as follows:

(Dollars in Thousands)	June 30, 2015
Amounts of commitments:
Loan commitments to extend credit	$1,613,624
Standby and commercial letters of credit	43,404
$1,657,028

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at June 30, 2015, are as follows:

(Dollars in Thousands)	Remaining 2015	2016	2017	2018	2019	2020	2021 and after	Total
Operating leases	$1,420	$2,407	$1,642	$744	$539	$443	$2,322	$9,517
Federal funds purchased	40,748							40,748
Securities sold under repurchase agreements	137,240							137,240
Federal Home Loan Bank advances	101,624	46,597	17,352	26,976	13,828	31,310	10,000	247,687
Subordinated debentures and term loans	180						126,702	126,882
Total	$281,212	$49,004	$18,994	$27,720	$14,367	$31,753	$139,024	$562,074

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2015, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2015
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(19)
Three-year CMT	200	(72)
Five-year CMT	200	(100)
CD's	200	(21)
FHLB advances	200	(67)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2015. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2015
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$186,869	$198,545	$183,092
Variance from base		$11,676	$(3,777)
Percent of change from base		6.2%	(2.0)%

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

	December 31, 2014
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$180,175	$192,164	$175,118
Variance from base		$11,989	$(5,057)
Percent of change from base		6.7%	(2.8)%

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2015, and December 31, 2014. Earning assets increased by $318,711,000 during the six months ended June 30, 2015.  Interest-bearing time deposits decreased $20,851,000, while investments increased by approximately $31,885,000. Loans and loans held for sale increased by $314,400,000, of which $110,625,000 were a result of the C Financial acquisition on April 17, 2015. Additional details of the transaction can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Form 10-Q. The three loan classes experiencing the largest increase from December 31, 2014, were commercial and industrial loans, real estate construction and other commercial loans. These increases were offset by decreases primarily in two loan classes, which were agricultural production financing and individuals' loans for household and other personal expenditures.

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Interest-bearing time deposits	$26,669	$47,520
Investment securities available for sale	575,415	549,543
Investment securities held to maturity	637,101	631,088
Mortgage loans held for sale	8,295	7,235
Loans	4,238,205	3,924,865
Federal Reserve and Federal Home Loan Bank stock	34,630	41,353
Total	$5,520,315	$5,201,604

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

On July 8, 2015, a purported shareholder of Ameriana Bancorp filed a putative class action lawsuit captioned Shiva Stein, individually and on behalf of other similarly situated vs. Ameriana Bancorp et al., Cause No. 49D10-1507-PL-022566 in Marion County, Indiana Superior Court 10 against Ameriana Bancorp, its board of directors and First Merchants Corporation. Plaintiff's complaint alleges breach of fiduciary duty and/or aiding and abetting a breach of fiduciary duty regarding the proposed merger of Ameriana into First Merchants. The plaintiff seeks (1) class certification, (2) to enjoin the merger, (3) compensatory damages in an unspecified amount, and (4) an accounting of unspecified damages, and costs, disbursements and professional fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on First Merchants. The defendants believe the claims against them are without merit and intend to contest the matter vigorously.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014,

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2015, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2015
May, 2015
June, 2015	3,739	$24.36

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and Ameriana Bancorp dated as of June 26, 2015 (Incorporated by reference to registrant's Form 8-K filed on June 29, 2015)

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

10.1	Voting Agreement dated June 26, 2015, by and among First Merchants Corporation and certain shareholders of Ameriana Bancorp (Incorporated by reference to registrant's Form 8-K filed on June 29, 2015)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: August 7, 2015	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and Ameriana Bancorp dated as of June 26, 2015 (Incorporated by reference to registrant's Form 8-K filed on June 29, 2015)

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

10.1	Voting Agreement dated June 26, 2015, by and among First Merchants Corporation and certain shareholders of Ameriana Bancorp (Incorporated by reference to registrant's Form 8-K filed on June 29, 2015)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.