Form 10-Q
period 2015-09-30
FIRST MERCHANTS CORP
filed 2015-11-06
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
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

As of October 30, 2015, there were 37,874,522 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$84,677	$118,616
Interest-bearing time deposits	27,111	47,520
Investment securities available for sale	597,839	549,543
Investment securities held to maturity (fair value of $627,848 and $647,723)	610,954	631,088
Loans held for sale	1,943	7,235
Loans, net of allowance for loan losses of $62,861 and $63,964	4,258,854	3,860,901
Premises and equipment	83,457	77,691
Federal Reserve and Federal Home Loan Bank stock	34,498	41,353
Interest receivable	22,048	19,984
Core deposit intangibles	14,127	16,031
Goodwill	205,376	202,724
Cash surrender value of life insurance	171,530	169,424
Other real estate owned	14,809	19,293
Tax asset, deferred and receivable	38,339	41,960
Other assets	24,235	20,764
TOTAL ASSETS	$6,189,797	$5,824,127
LIABILITIES
Deposits:
Noninterest-bearing	$1,110,905	$1,070,859
Interest-bearing	3,703,684	3,569,835
Total Deposits	4,814,589	4,640,694
Borrowings:
Federal funds purchased	52,896	15,381
Securities sold under repurchase agreements	153,822	124,539
Federal Home Loan Bank advances	237,856	145,264
Subordinated debentures and term loans	121,936	126,810
Total Borrowings	566,510	411,994
Interest payable	3,710	3,201
Other liabilities	38,004	41,411
Total Liabilities	5,422,813	5,097,300
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 37,873,921 and 37,669,948 shares	4,734	4,709
Additional paid-in capital	433,577	431,220
Retained earnings	332,162	292,403
Accumulated other comprehensive loss	(3,614)	(1,630)
Total Stockholders' Equity	766,984	726,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,189,797	$5,824,127

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans receivable:
Taxable	$46,037	$43,981	$134,908	$128,329
Tax exempt	1,190	61	2,174	180
Investment securities:
Taxable	4,374	5,046	13,522	14,902
Tax exempt	4,412	3,683	12,478	10,691
Deposits with financial institutions	25	18	93	76
Federal Reserve and Federal Home Loan Bank stock	500	501	1,509	1,648
Total Interest Income	56,538	53,290	164,684	155,826
INTEREST EXPENSE
Deposits	3,715	2,853	10,917	8,276
Federal funds purchased	27	102	69	174
Securities sold under repurchase agreements	96	74	264	457
Federal Home Loan Bank advances	711	734	2,108	2,092
Subordinated debentures and term loans	1,666	1,661	4,996	4,950
Total Interest Expense	6,215	5,424	18,354	15,949
NET INTEREST INCOME	50,323	47,866	146,330	139,877
Provision for loan losses		1,600	417	1,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	50,323	46,266	145,913	138,277
OTHER INCOME
Service charges on deposit accounts	4,445	4,119	12,083	11,768
Fiduciary activities	2,242	2,152	7,058	6,724
Other customer fees	4,156	3,991	12,425	11,773
Commission income	4	1,723	4,147	5,877
Earnings on cash surrender value of life insurance	710	1,524	2,097	2,925
Net gains and fees on sales of loans	1,905	1,458	5,175	3,340
Net realized gains on sales of available for sale securities	1,115	910	2,047	2,335
Gain on sale of insurance subsidiary			8,265
Other income	2,322	2,535	4,467	5,283
Total Other Income	16,899	18,412	57,764	50,025
OTHER EXPENSES
Salaries and employee benefits	25,137	24,173	76,112	72,904
Net occupancy	3,726	3,401	11,019	10,543
Equipment	2,698	2,187	8,104	7,022
Marketing	847	1,070	2,578	2,628
Outside data processing fees	1,992	1,853	5,477	5,723
Printing and office supplies	343	350	1,010	1,201
Core deposit amortization	693	592	2,143	1,776
FDIC assessments	958	920	2,716	2,843
Other real estate owned and foreclosure expenses	1,835	2,618	4,436	6,988
Professional and other outside services	1,686	1,573	6,311	4,483
Other expenses	3,683	3,839	11,317	10,804
Total Other Expenses	43,598	42,576	131,223	126,915
INCOME BEFORE INCOME TAX	23,624	22,102	72,454	61,387
Income tax expense	6,557	5,980	21,247	16,485
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,067	$16,122	$51,207	$44,902
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.46	$0.45	$1.36	$1.25
Diluted Net Income Available to Common Stockholders	$0.45	$0.45	$1.35	$1.24
Cash Dividends Paid	$0.11	$0.08	$0.30	$0.21
Average Diluted Shares Outstanding (in thousands)	38,118	36,329	38,054	36,295

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$17,067	$16,122	$51,207	$44,902
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of tax of $2,439, $152, $63 and $6,105	4,530	283	117	11,338
Unrealized gain (loss) on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $916		(1)		1,701
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $627, $10, $792 and $885	(1,164)	18	(1,468)	(1,645)
Reclassification adjustment for losses included in net income, net of tax of $263, $194, $340 and $450	(490)	(360)	(633)	(834)
	2,876	(60)	(1,984)	10,560
Comprehensive income	$19,943	$16,062	$49,223	$55,462

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2014	125	$125	37,669,948	$4,709	$431,220	$292,403	$(1,630)	$726,827
Comprehensive income
Net income						51,207		51,207
Other comprehensive income, net of tax							(1,984)	(1,984)
Cash dividends on common stock ($.30 per share)						(11,448)		(11,448)
Share-based compensation			145,697	18	1,669			1,687
Stock issued under employee benefit plans			17,228	2	349			351
Stock issued under dividend reinvestment and stock purchase plan			19,647	2	485			487
Stock options exercised			90,566	11	1,481			1,492
Stock redeemed			(69,165)	(8)	(1,627)			(1,635)
Balances, September 30, 2015	125	$125	37,873,921	$4,734	$433,577	$332,162	$(3,614)	$766,984

See notes to consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flow From Operating Activities:
Net income	$51,207	$44,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	417	1,600
Depreciation and amortization	4,707	4,505
Change in deferred taxes	19,282	17,026
Share-based compensation	1,687	1,611
Tax benefit from stock options exercised	(70)	(60)
Loans originated for sale	(286,414)	(149,001)
Proceeds from sales of loans	291,706	147,909
Gain on sale of insurance subsidiary	(8,265)
Gain on cancellation of subordinated debentures	(1,250)
Gains on sales of securities available for sale	(2,047)	(2,335)
Change in interest receivable	(1,772)	(783)
Change in interest payable	480	2,048
Other adjustments	(15,618)	(15,009)
Net cash provided by operating activities	$54,050	$52,413
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$21,331	$30,898
Purchases of:
Securities available for sale	(166,645)	(114,563)
Securities held to maturity	(55,415)	(114,821)
Proceeds from sales of securities available for sale	70,114	47,722
Proceeds from maturities of:
Securities available for sale	47,664	47,096
Securities held to maturity	69,629	51,029
Change in Federal Reserve and Federal Home Loan Bank stock	7,710	(4,137)
Net change in loans	(296,602)	(159,559)
Net cash and cash equivalents paid in acquisition	(12,004)
Net cash received from sale of insurance subsidiary	15,155
Proceeds from the sale of other real estate owned	8,294	11,860
Other adjustments	1,264	7,367
Net cash used in investing activities	$(289,505)	$(197,108)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$106,597	$(47,610)
Certificates of deposit and other time deposits	(38,028)	126,265
Borrowings	414,197	386,643
Repayment of borrowings	(270,497)	(348,357)
Cash dividends on common stock	(11,448)	(7,650)
Stock issued under employee benefit plans	351	376
Stock issued under dividend reinvestment and stock purchase plans	487	380
Stock options exercised	1,422	450
Tax benefit from stock options exercised	70	60
Stock redeemed	(1,635)	(1,059)
Net cash provided by financing activities	$201,516	$109,498
Net Change in Cash and Cash Equivalents	(33,939)	(35,197)
Cash and Cash Equivalents, January 1	118,616	109,434
Cash and Cash Equivalents, September 30	$84,677	$74,237
Additional cash flow information:
Interest paid	$17,845	$13,901
Income tax paid	$15,000	$4,409
Loans transferred to other real estate owned	$3,244	$3,807
Fixed assets transferred to other real estate owned	$1,166	$297
Non-cash investing activities using trade date accounting	$3,332	$6,502

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$141,724
Cash received (paid) in acquisition	$(14,500)
Less: Common stock issued	$—
Liabilities assumed	$127,224	$—
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

The consolidated condensed balance sheet of the Corporation as of December 31, 2014, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

ACQUISITIONS AND DIVESTITURES

Consummation of Merger

Ameriana Bancorp

On June 26, 2015, the Corporation and Ameriana Bancorp, an Indiana corporation (“Ameriana Bancorp”), entered into an Agreement and Plan of Reorganization and Merger (the “Ameriana Merger Agreement”), pursuant to which, Ameriana Bancorp will, subject to the terms and conditions of the Ameriana Merger Agreement, merge with and into the Corporation (the “Ameriana Merger”), whereupon the separate corporate existence of Ameriana Bancorp will cease and the Corporation will survive. Immediately following the Ameriana Merger, Ameriana Bank, an Indiana state commercial bank and wholly-owned subsidiary of Ameriana Bancorp, will be merged with and into the Bank, with the Bank, as the surviving bank. Based on the closing price of the Corporation's common stock on June 26, 2015 of $25.13 per share, the transaction value is estimated at approximately $68.8 million. The transaction is expected to be a tax-free stock exchange for Ameriana Bancorp’s shareholders who will be receiving the Corporation's common stock pursuant to the Ameriana Merger. Subject to Ameriana Bancorp’s shareholders’ approval of the Ameriana Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Ameriana Merger in the fourth quarter of 2015.

Acquisitions

C Financial Corporation

On April 17, 2015, the Corporation acquired 100 percent of C Financial Corporation, ("C Financial"). C Financial merged with and into the Corporation (the “C Financial Merger”) whereupon the separate corporate existence of C Financial ceased and the Corporation survived.  Immediately following the C Financial Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of the Corporation (the "Bank"), with the Bank continuing as the surviving bank.  C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. As part of the $14.5 million C Financial Merger, shareholders of C Financial received $6.738 in cash for each share of C Financial common stock held. The Corporation expects the transaction to be accretive to income and expand the existing footprint in Columbus, Ohio. Goodwill resulted from this transaction due to the synergies and economies of scale that are expected.

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

Community Bancshares, Inc.

On November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"), pursuant to which, Community merged with and into the Corporation (the "Community Merger") whereupon the separate corporate existence of Community ceased and the Corporation survived. Immediately following the Community Merger, Community Bank, an Indiana state bank and wholly-owned subsidiary of Community, merged with and into the Bank, with the Bank continuing as the surviving bank. Community was headquartered in Noblesville, Indiana and had 10 full-service banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of the Corporation's common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million. The Corporation expects the transaction to be accretive to income and expand the existing footprint in central Indiana. Goodwill resulted from this transaction due to the synergies and economies of scale that are expected.

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

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair value of the investment securities portfolio at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2015
U.S. Government-sponsored agency securities	$100	$5		$105
State and municipal	289,998	11,617	$497	301,118
U.S. Government-sponsored mortgage-backed securities	287,317	7,635	73	294,879
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	579,152	19,257	570	597,839
Held to maturity at September 30, 2015
State and municipal	218,794	5,707	166	224,335
U.S. Government-sponsored mortgage-backed securities	392,160	11,566	213	403,513
Total held to maturity	610,954	17,273	379	627,848
Total Investment Securities	$1,190,106	$36,530	$949	$1,225,687

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

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2015:
Due in one year or less	$3,661	$3,715	$5,521	$5,533
Due after one through five years	13,265	13,854	24,076	25,086
Due after five through ten years	51,070	53,347	81,286	83,355
Due after ten years	222,133	230,338	107,911	110,361
	$290,129	$301,254	$218,794	$224,335
U.S. Government-sponsored mortgage-backed securities	287,317	294,879	392,160	403,513
Equity securities	1,706	1,706
Total Investment Securities	$579,152	$597,839	$610,954	$627,848

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2014
Due in one year or less	$3,127	$3,153	$6,258	$6,329
Due after one through five years	9,565	9,840	18,440	18,930
Due after five through ten years	48,675	50,889	85,997	87,903
Due after ten years	155,679	164,851	93,748	96,901
	$217,046	$228,733	$204,443	$210,063
U.S. Government-sponsored mortgage-backed securities	310,460	319,104	426,645	437,660
Equity securities	1,706	1,706
Total Investment Securities	$529,212	$549,543	$631,088	$647,723

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $646,124,000 at September 30, 2015, and $449,408,000 at December 31, 2014.

The book value of securities sold under agreements to repurchase amounted to $149,014,000 at September 30, 2015, and $120,027,000 at December 31, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Gross gains on the sales and redemptions of available for sale securities for the three and nine months ended September 30, 2015, and 2014 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,115	$910	$2,147	$2,335
Gross losses			100
Other-than-temporary impairment losses

The following table shows investments securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015, and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at September 30, 2015
State and municipal	$36,702	$497			$36,702	$497
U.S. Government-sponsored mortgage-backed securities	6,482	8	$2,125	$65	8,607	73
Total Temporarily Impaired Available for Sale Securities	43,184	505	2,125	65	45,309	570
Temporarily Impaired Held to Maturity Securities at September 30, 2015
State and municipal	13,711	144	1,716	22	15,427	166
U.S. Government-sponsored mortgage-backed securities	20,752	40	13,491	173	34,243	213
Total Temporarily Impaired Held to Maturity Securities	34,463	184	15,207	195	49,670	379
Total Temporarily Impaired Investment Securities	$77,647	$689	$17,332	$260	$94,979	$949

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2014
State and municipal	$1,256	$7	$9,850	$116	$11,106	$123
U.S. Government-sponsored mortgage-backed securities	2,186	13	5,447	114	7,633	127
Total Temporarily Impaired Available for Sale Securities	3,442	20	15,297	230	18,739	250
Temporarily Impaired Held to Maturity Securities at December 31, 2014
State and municipal	5,119	96	250		5,369	96
U.S. Government-sponsored mortgage-backed securities	9,791	82	38,491	430	48,282	512
Total Temporarily Impaired Held to Maturity Securities	14,910	178	38,741	430	53,651	608
Total Temporarily Impaired Investment Securities	$18,352	$198	$54,038	$660	$72,390	$858

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2015	December 31, 2014
Investments reported at less than historical cost:
Historical cost	$95,928	$73,249
Fair value	$94,979	$72,390
Percent of the Corporation's available for sale and held to maturity portfolio	7.9%	6.1%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of September 30, 2015. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2015.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investment in U.S. Government-sponsored mortgage-backed securities were a result of changes in interest rates. The Corporation expects to recover the amortized cost basis over the term of the securities as the decline in market value is attributable to changes in interest rates and not credit quality. The Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2015.

Credit Losses Recognized on Investments

Certain corporate obligations experienced fair value deterioration due to credit losses and other market factors. The following table provides information about those securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2015	Accumulated Credit Losses in 2014
Credit losses on debt securities held:
Balance, January 1	$500	$11,355
Reductions for previous other-than-temporary losses realized on securities sold during the year	(500)	—
Balance, September 30	$—	$11,355

In the first quarter of 2015, the Corporation sold its remaining trust preferred security which had no remaining book value as a result of OTTI of approximately $500,000 taken in 2009. The sale of this security resulted in a gain of $45,000, which is included in the Consolidated Condensed Statement of Income for the nine months ended September 30, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer lending, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality elements, all excluding loans held for sale.  Loans held for sale as of September 30, 2015, and December 31, 2014, were $1,943,000 and $7,235,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2015	December 31, 2014
Commercial and industrial loans	$999,195	$896,688
Agricultural production financing and other loans to farmers	91,354	104,927
Real estate loans:
Construction	298,250	207,221
Commercial and farmland	1,695,703	1,672,661
Residential	677,767	647,315
Home Equity	318,949	286,529
Individuals' loans for household and other personal expenditures	71,893	73,400
Lease financing receivables, net of unearned income	614	1,106
Other commercial loans	167,990	35,018
Loans	$4,321,715	$3,924,865
Allowance for loan losses	(62,861)	(63,964)
Net Loans	$4,258,854	$3,860,901

At September 30, 2015, Other commercial loans totaled $167,990,000, an increase of $132,972,000 from December 31, 2014. This increase was primarily a result of organic growth in the obligations of the state and political subdivisions sector of the portfolio.

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is appropriate to cover probable losses inherent in the loan portfolio at September 30, 2015.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2015, and September 30, 2014:

	Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$31,479	$15,828	$2,927	$12,311	$5	$62,550
Provision for losses	3,202	(2,966)	(102)	(132)	(2)
Recoveries on loans	281	1,510	67	513		2,371
Loans charged off	(1,026)	(386)	(169)	(479)		(2,060)
Balances, September 30, 2015	$33,936	$13,986	$2,723	$12,213	$3	$62,861

	Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	6,226	(6,364)	225	330		417
Recoveries on loans	1,168	2,069	246	1,392		4,875
Loans charged off	(2,282)	(1,046)	(406)	(2,661)		(6,395)
Balances, September 30, 2015	$33,936	$13,986	$2,723	$12,213	$3	$62,861

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, July 1	$28,614	$22,582	$2,243	$14,928		$68,367
Provision for losses	1,385	528	113	(424)	$(2)	1,600
Recoveries on loans	1,987	1,215	86	431	3	3,722
Loans charged off	(4,444)	(2,707)	(214)	(728)		(8,093)
Balances, September 30, 2014	$27,542	$21,618	$2,228	$14,207	$1	$65,596

	Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	1,736	(177)	(39)	100	$(20)	1,600
Recoveries on loans	4,485	2,356	303	1,360	23	8,527
Loans charged off	(5,855)	(3,663)	(551)	(2,330)	(2)	(12,401)
Balances, September 30, 2014	$27,542	$21,618	$2,228	$14,207	$1	$65,596

The following tables show the Corporation’s allowance for credit losses and loan portfolio by loan segment as of the periods indicated:

	September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,268	$304		$73		$1,645
Collectively evaluated for impairment	32,668	13,480	$2,723	12,031	$3	60,905
Loans Acquired with Deteriorated Credit Quality		202		109		311
Total Allowance for Loan Losses	$33,936	$13,986	$2,723	$12,213	$3	$62,861
Loan Balances:
Individually evaluated for impairment	$8,192	$19,466		$4,867		$32,525
Collectively evaluated for impairment	1,243,032	1,924,902	$71,893	986,759	$614	4,227,200
Loans Acquired with Deteriorated Credit Quality	7,315	49,585		5,090		61,990
Loans	$1,258,539	$1,993,953	$71,893	$996,716	$614	$4,321,715

	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,455	$470		$194		$2,119
Collectively evaluated for impairment	27,369	18,207	$2,658	12,958	$3	61,195
Loans Acquired with Deteriorated Credit Quality		650				650
Total Allowance for Loan Losses	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Loan Balances:
Individually evaluated for impairment	$16,108	$23,963		$4,022		$44,093
Collectively evaluated for impairment	1,011,122	1,796,797	$73,400	925,282	$1,106	3,807,707
Loans Acquired with Deteriorated Credit Quality	9,403	59,122		4,540		73,065
Loans	$1,036,633	$1,879,882	$73,400	$933,844	$1,106	$3,924,865

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2015	December 31, 2014
Commercial and industrial loans	$4,460	$7,048
Agriculture production financing and other loans to farmers	1,210	5,800
Real estate Loans:
Construction	745	1,439
Commercial and farmland	13,506	19,350
Residential	10,749	12,933
Home Equity	1,783	1,988
Individuals' loans for household and other personal expenditures	144	231
Total	$32,597	$48,789

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	September 30, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$22,117	$11,580
Agriculture production financing and other loans to farmers	669	663
Real estate Loans:
Construction	5,559	2,708
Commercial and farmland	85,001	63,620
Residential	12,737	8,795
Home equity	250	194
Other commercial loans	23
Total	$126,356	$87,560
Impaired loans with related allowance:
Commercial and industrial loans	$3,058	$2,716	$1,234
Agriculture production financing and other loans to farmers	547	547	34
Real estate Loans:
Commercial and farmland	2,707	2,441	506
Residential	721	622	182
Total	$7,033	$6,326	$1,956
Total Impaired Loans	$133,389	$93,886	$1,956

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$35,514	$18,029
Agriculture production financing and other loans to farmers	26	22
Real estate Loans:
Construction	12,956	9,318
Commercial and farmland	95,856	68,187
Residential	10,591	6,839
Home equity	3,590	398
Other commercial loans	30
Total	$158,563	$102,793
Impaired loans with related allowance:
Commercial and industrial loans	$1,766	$1,684	$1,055
Agriculture production financing and other loans to farmers	6,777	5,777	400
Real estate Loans:
Commercial and farmland	7,159	4,971	1,120
Residential	1,001	998	194
Total	$16,703	$13,430	$2,769
Total Impaired Loans	$175,266	$116,223	$2,769

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$11,863	$137	$12,676	$368
Agriculture production financing and other loans to farmers	675		699
Real estate Loans:
Construction	2,855	41	3,407	123
Commercial and farmland	64,186	932	65,310	2,661
Residential	9,028	47	9,272	177
Home equity	194		197
Total	$88,801	$1,157	$91,561	$3,329
Impaired loans with related allowance:
Commercial and industrial loans	$2,731	$10	$2,774	$29
Agriculture production financing and other loans to farmers	547		547
Real estate Loans:
Commercial and farmland	2,459		2,613
Residential	625		626
Total	$6,362	$10	$6,560	$29
Total Impaired Loans	$95,163	$1,167	$98,121	$3,358

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$13,406	$86	$13,820	$263
Agriculture production financing and other loans to farmers	25		27
Real estate Loans:
Construction	8,026	112	8,197	331
Commercial and farmland	61,356	895	62,367	2,663
Residential	3,018	40	3,164	93
Home equity	118		147
Total	$85,949	$1,133	$87,722	$3,350
Impaired loans with related allowance:
Commercial and industrial loans	$1,814	$10	$1,864	$30
Agriculture production financing and other loans to farmers	10,645		10,645
Real estate Loans:
Commercial and farmland	4,484		4,528	23
Residential	1,460		1,460
Total	$18,403	$10	$18,497	$53
Total Impaired Loans	$104,352	$1,143	$106,219	$3,403

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

	September 30, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$927,042	$30,679	$41,444		$30			$999,195
Agriculture production financing and other loans to farmers	73,793	4,750	12,811					91,354
Real estate Loans:
Construction	280,673	1,151	1,230			$15,114	$82	298,250
Commercial and farmland	1,588,797	40,199	66,705				2	1,695,703
Residential	168,287	2,265	11,325			490,657	5,233	677,767
Home equity	7,195	16	484			309,403	1,851	318,949
Individuals' loans for household and other personal expenditures						71,691	202	71,893
Lease financing receivables, net of unearned income	520		94					614
Other commercial loans	167,990							167,990
Loans	$3,214,297	$79,060	$134,093		$30	$886,865	$7,370	$4,321,715

	December 31, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$823,732	$24,455	$48,226	$275				$896,688
Agriculture production financing and other loans to farmers	96,155	1,195	7,577					104,927
Real estate Loans:
Construction	185,394	3,164	2,928			$15,588	$147	207,221
Commercial and farmland	1,552,781	29,484	90,161				235	1,672,661
Residential	149,430	6,321	10,918			470,972	9,674	647,315
Home equity	6,368	12	690			277,571	1,888	286,529
Individuals' loans for household and other personal expenditures						73,165	235	73,400
Lease financing receivables, net of unearned income	998		108					1,106
Other commercial loans	35,018							35,018
Loans	$2,849,876	$64,631	$160,608	$275		$837,296	$12,179	$3,924,865

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table shows a past due aging of the Corporation’s loan portfolio, by loan class as of September 30, 2015, and December 31, 2014:

	September 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$992,529	$1,106	$1,035	$65	$4,460	$6,666	$999,195
Agriculture production financing and other loans to farmers	86,997	2,647	500		1,210	4,357	91,354
Real estate Loans:
Construction	296,978	504	23		745	1,272	298,250
Commercial and farmland	1,673,750	5,935	1,426	1,086	13,506	21,953	1,695,703
Residential	661,884	3,128	1,531	475	10,749	15,883	677,767
Home equity	315,250	793	861	262	1,783	3,699	318,949
Individuals' loans for household and other personal expenditures	71,375	284	31	59	144	518	71,893
Lease financing receivables, net of unearned income	614						614
Other commercial loans	167,990						167,990
Loans	$4,267,367	$14,397	$5,407	$1,947	$32,597	$54,348	$4,321,715

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$882,596	$4,006	$53	$2,985	$7,048	$14,092	$896,688
Agriculture production financing and other loans to farmers	98,236	891			5,800	6,691	104,927
Real estate Loans:
Construction	204,683	1,017	82		1,439	2,538	207,221
Commercial and farmland	1,642,016	9,846	778	671	19,350	30,645	1,672,661
Residential	626,821	4,876	1,831	854	12,933	20,494	647,315
Home equity	282,828	1,213	352	148	1,988	3,701	286,529
Individuals' loans for household and other personal expenditures	72,853	258	53	5	231	547	73,400
Lease financing receivables, net of unearned income	1,106						1,106
Other commercial loans	35,018						35,018
Loans	$3,846,157	$22,107	$3,149	$4,663	$48,789	$78,708	$3,924,865

See the information regarding the analysis of loan loss experience in the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$363	$218	2	$4,111	$2,115	7
Real estate Loans:
Construction				79	80	1
Commercial and farmland	744	744	1	1,281	3,025	3
Residential	11	13	1	55	908	4
Home Equity	239	242	1	239	242	1
Total	$1,357	$1,217	5	$5,765	$6,370	16

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate Loans:
Commercial and farmland				$259	$259	1
Residential	$256	$245	5	448	428	7
Home Equity	229	247	7	314	343	10
Individuals' loans for household and other personal expenditures				26	26	2
Total	$485	$492	12	$1,047	$1,056	20

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended September 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$138		$75	$213
Real estate Loans:
Commercial and farmland			744	744
Residential		$13		13
Home Equity		242		242
Total	$138	$255	$819	$1,212

	Nine Months Ended September 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$806		$1,080	$1,886
Real estate Loans:
Commercial and farmland	1,337		1,004	2,341
Residential	850	$59		909
Home Equity		242		242
Total	$2,993	$301	$2,084	$5,378

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

Loans secured by commercial and farm real estate made up 47 percent of the post-modification balance of troubled debt restructured loans made in the nine months ended September 30, 2015.

The following tables show troubled debt restructures that occurred during the twelve months ended September 30, 2015 and September 30, 2014, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate Loans:
Residential	1	$21	1	$21
Total	1	$21	1	$21

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate Loans:
Residential	1	$71	1	$71
Total	1	$71	1	$71

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
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The acquired loans detailed in the tables below are included in Note 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. As described in Note 4, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. All other loans not accounted for under ASC 310-30 are accounted for under ASC 310-20.

The following table includes the outstanding balance and carrying amount of loans acquired during the years 2012, 2013, 2014 and 2015, which are included in the balance sheet amounts of loans receivable at September 30, 2015, and December 31, 2014 as applicable.

	September 30, 2015
	C Financial	Community	CFS	SCB	Total
Commercial and industrial loans	$109	$6,628	$55,927	$5,008	$67,672
Agricultural production financing and other loans to farmers		2,024		1,456	3,480
Real estate loans:
Construction	6,209	8,959	1,660		16,828
Commercial and farmland	28,094	56,148	207,197	13,981	305,420
Residential	58,096	23,465	122,369	6,449	210,379
Home Equity	9,861	8,147	34,404	13,799	66,211
Individuals' loans for household and other personal expenditures	12	577	531	56	1,176
Other commercial loans			73		73
Total	$102,381	$105,948	$422,161	$40,749	$671,239

Carrying Amount	$100,001	$99,467	$401,497	$35,617	$636,582
Allowance		109	202		311
Carrying Amount Net of Allowance	$100,001	$99,358	$401,295	$35,617	$636,271

	December 31, 2014
	Community	CFS	SCB	Total
Commercial and industrial loans	$8,168	$64,897	$6,059	$79,124
Agricultural production financing and other loans to farmers	1,100		893	1,993
Real estate loans:
Construction	19,063	9,113		28,176
Commercial and farmland	74,600	251,002	15,593	341,195
Residential	28,863	144,396	7,384	180,643
Home Equity	9,881	39,244	15,758	64,883
Individuals' loans for household and other personal expenditures	1,314	922	121	2,357
Other commercial loans		86		86
Total	$142,989	$509,660	$45,808	$698,457

Carrying Amount	$134,198	$484,949	$39,324	$658,471
Allowance		650		650
Carrying Amount Net of Allowance	$134,198	$484,299	$39,324	$657,821

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of September 30, 2015 were $82.9 million and $62.0 million, respectively. Additionally, the outstanding balance and related carrying amount of those loans as of December 31, 2014 were $99.0 million and $73.1 million, respectively.

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

	Three Months Ended September 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance	$133	$1,818	$1,732	$758	$4,441
Additions
Accretion	(8)	(139)	(1,058)	(285)	(1,490)
Reclassification from nonaccretable		21	704	235	960
Disposals		(140)	(3)		(143)
Ending balance	$125	$1,560	$1,375	$708	$3,768

	Nine Months Ended September 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance		$2,122	$2,400	$868	$5,390
Additions	$145				145
Accretion	(20)	(671)	(2,977)	(774)	(4,442)
Reclassification from nonaccretable		249	1,963	614	2,826
Disposals		(140)	(11)		(151)
Ending balance	$125	$1,560	$1,375	$708	$3,768

	Three Months Ended September 30, 2014
	CFS	SCB	Total
Beginning balance	$3,488	$1,170	$4,658
Additions
Accretion	(2,156)	(518)	(2,674)
Reclassification from nonaccretable	1,428	311	1,739
Disposals	(136)	(35)	(171)
Ending balance	$2,624	$928	$3,552

	Nine Months Ended September 30, 2014
	CFS	SCB	Total
Beginning balance	$4,164	$1,388	$5,552
Additions
Accretion	(3,699)	(920)	(4,619)
Reclassification from nonaccretable	2,330	495	2,825
Disposals	(171)	(35)	(206)
Ending balance	$2,624	$928	$3,552

The following table presents loans acquired, as of their respective acquisition dates, during the periods ended September 30, 2015 and 2014, for which it was probable that all contractually required payments would not be collected:

	C Financial - 2015	Community - 2014
Contractually required payments receivable at acquisition date	2,632	26,032
Nonaccretable difference	393	3,498
Expected cash flows at acquisition date	2,239	22,534
Accretable difference	145	2,234
Basis in loans at acquisition date	2,094	20,300

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 6

GOODWILL

On April 17, 2015, the C Financial acquisition resulted in goodwill of $11,126,000. Additionally, on June 12, 2015, the sale of FMIG resulted in a goodwill reduction of $8,474,000. Additional details of these transactions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

	2015	2014
Balance, January 1	$202,724	$188,948
Goodwill acquired	11,126
Goodwill reduction	(8,474)
Balance, September 30	$205,376	$188,948

NOTE 7

CORE DEPOSIT AND OTHER INTANGIBLES

On April 17, 2015, the C Financial acquisition resulted in a core deposit intangible of $981,000. Additionally, on June 12, 2015, the sale of FMIG resulted in an other intangible reduction of $742,000. Additional details of these transactions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	September 30, 2015	September 30, 2014
Gross Carrying Amount	$58,360	$53,702
Core deposit and other intangibles acquired	981
Accumulated amortization	(44,472)	(41,659)
Core deposit and other intangibles reduction	(742)
Core deposit and other intangibles	$14,127	$12,043

Estimated future amortization expense is summarized as follows:

Amortization Expense
2015	$693
2016	2,734
2017	2,697
2018	1,584
2019	1,356
After 2019	5,063
$14,127

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of September 30, 2015 and 2014, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, and 2014, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,345,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2015, the notional amount of customer-facing swaps was approximately $175,435,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2015, and December 31, 2014.

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$39	Other Assets	$137	Other Liabilities	$3,822	Other Liabilities	$2,650
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$6,505	Other Assets	$3,730	Other Liabilities	$6,801	Other Liabilities	$3,887

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2015, and 2014.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Interest rate contracts	Other income	$(194)	$43

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest rate contracts	Other income	$(139)	$31

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Rate Products	$(1,791)	$28	$(2,260)	$(2,530)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended		Nine Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Expense	$(362)	$(356)	$(1,074)	(1,051)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of September 30, 2015, the termination value of derivatives in a net liability position related to these agreements was $10,893,000. As of September 30, 2015, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $10,681,000. If the Corporation had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of September 30, 2015.

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

Interest Rate Derivative Agreements

See information regarding the Corporation's interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015, and December 31, 2014.

		Fair Value Measurements Using:
September 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$105		$105
State and municipal	301,118		295,257	$5,861
U.S. Government-sponsored mortgage-backed securities	294,879		294,879
Corporate obligations	31			31
Equity securities	1,706		1,702	4
Interest rate swap asset	6,505		6,505
Interest rate cap	39		39
Interest rate swap liability	10,623		10,623

		Fair Value Measurements Using:
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$109		$109
State and municipal	228,593		221,982	$6,611
U.S. Government-sponsored mortgage-backed securities	319,104		319,104
Corporate obligations	31			31
Equity securities	1,706		1,702	4
Interest rate swap asset	3,730		3,730
Interest rate cap	137		137
Interest rate swap liability	6,537		6,537

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three and nine months ended September 30, 2015, and 2014.

	Available for Sale Securities
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Balance at beginning of the period	$6,028	$7,533	$6,646	$9,977
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	24	68	165	2,960
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	(156)	(114)	(915)	(5,450)
Ending balance	$5,896	$7,487	$5,896	$7,487

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2015 or December 31, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers between Levels 1, 2 and 3 for the three and nine months ended September 30, 2015 and 2014.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015, and December 31, 2014.

		Fair Value Measurements Using
September 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$8,816			$8,816
Other real estate owned	5,621			5,621

		Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$17,134			$17,134
Other real estate owned	5,155			5,155

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2015 and December 31, 2014.

September 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,861	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$8,816	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (1%)

Other real estate owned	$5,621	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,611	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus Premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$17,134	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$5,155	Appraisals	Discount to reflect current market conditions	0% - 20% (7%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015, and December 31, 2014.

		September 30, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$84,677	$84,677
Interest-bearing time deposits	27,111	27,111
Investment securities available for sale	597,839		$591,943	$5,896
Investment securities held to maturity	610,954		599,054	28,794
Loans held for sale	1,943		1,943
Loans	4,258,854			4,199,947
Federal Reserve Bank and Federal Home Loan Bank stock	34,498		34,498
Interest rate swap and cap asset	6,544		6,544
Interest receivable	22,048		22,048
Liabilities:
Deposits	$4,814,589	$3,705,092	$1,097,905
Borrowings:
Federal funds purchased	52,896		52,896
Securities sold under repurchase agreements	153,822		153,822
Federal Home Loan Bank advances	237,856		239,629
Subordinated debentures and term loans	121,936		97,873
Interest rate swap liability	10,623		10,623
Interest payable	3,710		3,710

		December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$118,616	$118,616
Interest-bearing time deposits	47,520	47,520
Investment securities available for sale	549,543		$542,897	$6,646
Investment securities held to maturity	631,088		614,457	33,266
Loans held for sale	7,235		7,235
Loans	3,860,901			3,810,912
Federal Reserve Bank and Federal Home Loan Bank stock	41,353		41,353
Interest rate swap and cap asset	3,867		3,867
Interest receivable	19,984		19,984
Liabilities:
Deposits	$4,640,694	$3,523,199	$1,099,610
Borrowings:
Federal funds purchased	15,381		15,381
Securities sold under repurchase agreements	124,539		124,539
Federal Home Loan Bank advances	145,264		146,669
Subordinated debentures and term loans	126,810		92,802
Interest rate swap liability	6,537		6,537
Interest payable	3,201		3,201

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2015 were:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$126,043	$1,333	$18,888	$7,558	$153,822

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2015 and 2014:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2014	$14,098		$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	117		(1,468)		(1,351)
Amounts reclassified from accumulated other comprehensive income	(1,331)		698		(633)
Period change	(1,214)	—	(770)	—	(1,984)
Balance at September 30, 2015	$12,884	$—	$(2,952)	$(13,546)	$(3,614)

Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	11,338	1,701	(1,645)		11,394
Amounts reclassified from accumulated other comprehensive income	(1,518)		684		(834)
Period change	9,820	1,701	(961)	—	10,560
Balance at September 30, 2014	$11,386	$(146)	$(1,462)	$(5,628)	$4,150

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$1,115	$910	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(390)	(318)	Income tax expense
	$725	$592

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(362)	$(356)	Interest expense - subordinated debentures and term loans
Related income tax benefit	127	124	Income tax expense
	$(235)	$(232)

Total reclassifications for the period, net of tax	$490	$360

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$2,047	$2,335	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(716)	(817)	Income tax expense
	$1,331	$1,518

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(1,074)	$(1,051)	Interest expense - subordinated debentures and term loans
Related income tax benefit	376	367	Income tax expense
	$(698)	$(684)

Total reclassifications for the period, net of tax	$633	$834

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 3. INVESTMENT SECURITIES.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS.

NOTE 12

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2015, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2015 was $556,000 and $1,687,000, respectively, compared to $552,000 and $1,611,000, respectively, for the three and nine months ended September 30, 2014. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED CONDENSED STATEMENTS OF INCOME.

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

Share-based compensation expense recognized in the CONSOLIDATED CONDENSED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 4.9 percent for the nine months ended September 30, 2015, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock and ESPP Options
Pre-tax compensation expense	$23	$81	$78	$156
Income tax expense (benefit)	5	(21)	4	(26)
Stock and ESPP option expense, net of income taxes	$28	$60	$82	$130
Restricted Stock Awards
Pre-tax compensation expense	$533	$471	$1,609	$1,455
Income tax benefit	(187)	(165)	(552)	(509)
Restricted stock awards expense, net of income taxes	$346	$306	$1,057	$946
Total Share-Based Compensation
Pre-tax compensation expense	$556	$552	$1,687	$1,611
Income tax benefit	(182)	(186)	(548)	(535)
Total share-based compensation expense, net of income taxes	$374	$366	$1,139	$1,076

As of September 30, 2015, unrecognized compensation expense related to RSAs was $3,488,000 and is expected to be recognized over a weighted-average period of 1.41 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2015.

Stock option activity under the Corporation's stock option plans as of September 30, 2015 and changes during the nine months ended September 30, 2015, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	737,931	$20.99
Granted	—
Exercised	(90,566)	$15.70
Canceled	(189,853)	$26.00
Outstanding September 30, 2015	457,512	$19.96	3.31	2,976,604
Vested and Expected to Vest at September 30, 2015	457,512	$19.96	3.31	2,976,604
Exercisable at September 30, 2015	457,512	$19.96	3.31	2,976,604

There were no options granted during the nine months ended September 30, 2015. The weighted-average grant date fair value was $8.13 for stock options granted during the nine months ended September 30, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2015.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $812,000 and $388,000, respectively. Cash receipts of stock options exercised during this same period were $1,422,000 and $450,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2015	385,450	$15.65
Granted	111,124	$23.16
Vested	(145,697)	$11.81
Forfeited	(5,742)	$17.95
Unvested RSAs at September 30, 2015	345,135	$19.65

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2015 quarterly offering period of approximately $23,000. The ESPP options vested during the three months ending September 30, 2015, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2015.

NOTE 13

Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income Tax Expense :
Currently Payable:
Federal	$(5,723)	$(969)	$1,965	$(541)
Deferred:
Federal	12,149	6,812	18,899	16,644
State	131	137	383	382
Total Income Tax Expense	$6,557	$5,980	$21,247	$16,485
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$8,268	$7,736	$25,359	$21,486
Tax-exempt interest income	(1,949)	(1,310)	(5,116)	(3,805)
Basis difference on sale of insurance subsidiary			2,252
Stock compensation	8	8	26	29
Earnings on life insurance	(249)	(534)	(734)	(1,024)
Tax credits	(145)	(158)	(437)	(753)
Other	624	238	(103)	552
Actual Tax Expense	$6,557	$5,980	$21,247	$16,485

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015			2014
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	17,067	37,850,827	$0.46	16,122	36,054,867	$0.45
Effect of dilutive stock options and warrants		267,372			274,114
Diluted net income per share	$17,067	38,118,199	$0.45	$16,122	36,328,981	$0.45

	Nine Months Ended September 30,
	2015			2014
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	51,207	37,785,236	$1.36	44,902	36,013,049	$1.25
Effect of dilutive stock options and warrants		268,750			282,337
Diluted net income per share	$51,207	38,053,986	$1.35	$44,902	36,295,386	$1.24

Stock options to purchase 225,180 and 531,872 shares for the three months ended September 30, 2015 and 2014, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Stock options to purchase 335,550 and 569,061 shares for the nine months ended September 30, 2015 and 2014, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 15

IMPACT OF ACCOUNTING CHANGES

FASB ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts
In May 2015, FASB issued 2015-09, Disclosures about Short-Duration Contracts. This update increases the transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability through consistently disclosed information, and provide financial statements users with information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. The amendments in this update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Update No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
The FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.
Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
FASB Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, FASB issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.
U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts.
The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.
The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.
For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.
The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. The Corporation is evaluating the effect of this ASU on its consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 16

GENERAL LITIGATION AND REGULATORY EXAMINATIONS

On July 8, 2015, a purported shareholder of Ameriana Bancorp filed a putative class action lawsuit captioned Shiva Stein, individually and on behalf of other similarly situated vs. Ameriana Bancorp et al., Cause No. 49D10-1507-PL-022566 in the Marion County, Indiana Superior Court 10 against Ameriana Bancorp, its Board of Directors and First Merchants Corporation. Plaintiff amended the complaint on September 23, 2015. The amended complaint alleges direct and derivative claims for breach of fiduciary duties by the members of the Board of Directors regarding the proposed Merger and claims against First Merchants Corporation for allegedly aiding and abetting those alleged breaches. The plaintiff seeks (1) class certification, (2) to enjoin the merger, (3) a declaration that the Merger Agreement is unlawful and unenforceable, (4) an order directing the members of Ameriana Bancorp's Board of Directors to commence a new sales process, (5) an order rescinding the Merger Agreement, and (6) compensatory damages, expert fees, attorneys' fees, and costs in an unspecified amount. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on Ameriana Bancorp. Ameriana Bancorp, its Board of Directors and First Merchants Corporation believe the claims against them are without merit and intend to contest the matter vigorously.

On September 22, 2015, a purported shareholder of Ameriana Bancorp filed a putative class action lawsuit captioned Darrell F. Ewing v. Ameriana, et al., No. 1:15-CV-01491 in U.S. District Court in the Southern District of Indiana against Ameriana Bancorp, its Board of Directors and First Merchants Corporation. The complaint generally alleges various claims of federal securities law violations and that the Directors of Ameriana Bancorp breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed Merger. The plaintiff seeks (1) class certification, (2) to enjoin the Merger or, in the event the Merger is completed before entry of an injunction, to rescind the Merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys' and expert fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on Ameriana Bancorp. Ameriana Bancorp, its Board of Directors and First Merchants Corporation believe the claims against them are without merit and intend to contest the matter vigorously.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, we include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”,  “expect” and similar expressions or future or conditional verbs such as “will”, “would”,  “should”,  “could”,  “might”, “can”, “may”, or similar expressions. These forward-looking statements include:

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

We believe there have been no significant changes during the nine months ended September 30, 2015, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Commerce National Bank and First Merchants Trust Company as divisions of First Merchants Bank, National Association.  The Bank includes 107 banking locations in twenty-six Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

The Corporation also operated First Merchants Insurance Services, Inc., operating as First Merchants Insurance Group ("FMIG"), a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana. On June 12, 2015, the Corporation sold all of its stock in FMIG to USI Insurance Services LLC for $18,000,000. Additional details of the transaction are included in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $17.1 million for the three months ended September 30, 2015, an increase of $945,000, compared to net income available to common stockholders of $16.1 million for the three months ended September 30, 2014. Diluted earnings per share for the three months ended September 30, 2015 and 2014 totaled $0.45 per share. Net income available to common stockholders was $51.2 million for the nine months ended September 30, 2015, an increase of $6.3 million, compared to net income available to common stockholders of $44.9 million for the nine months ended September 30, 2014. Diluted earnings per share for the nine months ended September 30, 2015 totaled $1.35 per share, an increase of 8.9 percent, compared to $1.24 per diluted share for the same period of 2014.

On November 7, 2014, the Corporation acquired Community and on April 17, 2015, the Corporation acquired C Financial. Additionally, on June 12, 2015, the Corporation sold all of its stock in FMIG, resulting in a gain of $8.3 million. Details of these transactions are included in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

As of September 30, 2015, total assets equaled $6.2 billion, an increase of $365.7 million from December 31, 2014.  The Corporation's loan portfolio increased $392.7 million, with the largest increases in Other Commercial and Commercial and Industrial loans. The Corporation acquired $141.7 million in assets as a result of the C Financial acquisition, of which, loans accounted for $110.6 million. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $62.9 million as of September 30, 2015.  The allowance provided 192.8 percent coverage of all non-accrual loans and 1.45 percent of total loans.  The Corporation did not expense a provision for loan losses during the third quarter of 2015 and had net recoveries during the period of $311,000.  Non-performing loans declined $14.4 million, or 28.3 percent, from December 31, 2014.  During the same period of 2014, the Corporation had provision expense of $1.6 million and net charge offs during the period of $4.4 million.   Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

As of September 30, 2015, total deposits equaled $4.8 billion, an increase of $173.9 million from December 31, 2014. The Corporation acquired $105.3 million in deposits as a result of the C Financial acquisition. The largest increases were in demand and savings deposits, which accounted for $181.9 million of the overall increase. This increase was offset by decreases in other certificates and time deposits and brokered deposits of $23.7 million and $10.6 million, respectively, compared to December 31, 2014.

Total borrowings increased $154.5 million as of September 30, 2015 compared to December 31, 2014 as Federal Home Loan Bank advances and Federal Funds purchased increased $92.6 million and $37.5 million, respectively. The Corporation acquired $19.0 million of Federal Home Loan Bank advances as a result of the C Financial acquisition. Additionally, during the third quarter the Corporation canceled $5 million of subordinated debentures, resulting in a gain of $1.3 million.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

For the periods presented, the increases in net interest income and average earning assets were primarily driven by the acquisitions of Community in November 2014 and C Financial in April 2015. As a result of the acquisitions, the Corporation recognized fair value accretion, which is included in interest income, of $2,012,000 and $3,484,000, respectively, for the three months ended September 30, 2015 and 2014. Net interest margin for the third quarter of 2015 decreased to 3.85 percent compared to the third quarter of 2014 at 3.98 percent, while average earning assets increased by $527,000. Asset yields decreased 11 basis points FTE and interest costs increased 2 basis point, resulting in a 13 basis points FTE decrease in net interest margin as compared to the same period in 2014.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin for the nine months ended September 30, 2015 decreased to 3.82 percent compared to the nine months ended September 30, 2014 at 3.95 percent, while average earning assets increased by $472 million. Asset yields decreased 11 basis points FTE and interest costs increased 2 basis points, resulting in a 13 basis points FTE decrease in net interest margin as compared to the same period in 2014. Interest income included $6,340,000 and $7,426,000 of fair value accretion for the nine months ended September 30, 2015 and 2014, respectively.

Additional details of the Corporation's acquisitions, remaining loan fair value discount, accretable and nonaccretable yield can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES and NOTE 5. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the three months ended September 30, 2015, and 2014.

(Dollars in Thousands)	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$34,343	$25	0.29%	$28,549	$18	0.25%
Federal Reserve and Federal Home Loan Bank stock	34,627	500	5.78	43,127	501	4.65
Investment Securities: (1)
Taxable	692,583	4,374	2.53	776,270	5,046	2.60
Tax-Exempt (2)	503,174	6,787	5.40	409,241	5,665	5.54
Total Investment Securities	1,195,757	11,161	3.73	1,185,511	10,711	3.61
Loans held for sale	2,163	125	23.12	9,393	152	6.47
Loans: (3)
Commercial	3,247,336	36,582	4.51	2,905,920	34,344	4.73
Real Estate Mortgage	447,733	4,803	4.29	455,714	5,025	4.41
Installment	403,399	4,526	4.49	369,797	4,460	4.82
Tax-Exempt (2)	172,844	1,832	4.24	12,866	94	2.92
Total Loans	4,273,475	47,868	4.48	3,753,690	44,075	4.70
Total Earning Assets	5,538,202	59,554	4.30	5,010,877	55,305	4.41
Net unrealized gain on securities available for sale	10,379			11,247
Allowance for loan losses	(62,521)			(68,123)
Cash and cash equivalents	93,542			74,773
Premises and equipment	84,880			74,696
Other assets	489,467			475,234
Total Assets	$6,153,949			$5,578,704
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,112,161	$359	0.13%	$1,059,163	$279	0.11%
Money market deposits	837,963	448	0.21	736,339	372	0.20
Savings deposits	628,020	155	0.10	528,746	154	0.12
Certificates and other time deposits	1,122,964	2,753	0.98	1,032,274	2,048	0.79
Total Interest-bearing Deposits	3,701,108	3,715	0.40	3,356,522	2,853	0.34
Borrowings	523,814	2,500	1.91	572,923	2,571	1.80
Total Interest-bearing Liabilities	4,224,922	6,215	0.59	3,929,445	5,424	0.55
Noninterest-bearing deposits	1,123,575			932,266
Other liabilities	46,308			37,687
Total Liabilities	5,394,805			4,899,398
Stockholders' Equity	759,144			679,306
Total Liabilities and Stockholders' Equity	$6,153,949	6,215	0.45	$5,578,704	5,424	0.43
Net Interest Income		$53,339			$49,881
Net Interest Margin			3.85%			3.98%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2015 and 2014. These totals equal $3,016 and $2,015 for the three months ended September 30, 2015 and 2014, respectively.

(3) Non accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the nine months ended September 30, 2015, and 2014.

(Dollars in Thousands)	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$50,327	$93	0.25%	$43,906	$76	0.23%
Federal Reserve and Federal Home Loan Bank stock	38,367	1,509	5.24	41,657	1,648	5.27
Investment Securities: (1)
Taxable	708,328	13,522	2.55	761,924	14,902	2.61
Tax-Exempt (2)	474,004	19,197	5.40	389,682	16,447	5.63
Total Investment Securities	1,182,332	32,719	3.69	1,151,606	31,349	3.63
Loans held for sale	4,364	380	11.61	6,653	322	6.45
Loans: (3)
Commercial	3,161,385	106,412	4.49	2,893,922	99,685	4.59
Real Estate Mortgage	454,288	14,614	4.29	417,899	14,650	4.67
Installment	397,981	13,502	4.52	353,134	13,672	5.16
Tax-Exempt (2)	103,931	3,344	4.29	12,328	277	3.00
Total Loans	4,121,949	138,252	4.47	3,683,936	128,606	4.65
Total Earning Assets	5,392,975	172,573	4.27%	4,921,105	161,679	4.38%
Net unrealized gain on securities available for sale	12,463			7,929
Allowance for loan losses	(62,940)			(68,703)
Cash and cash equivalents	96,671			83,259
Premises and equipment	82,342			74,732
Other assets	491,542			481,959
Total Assets	$6,013,053			$5,500,281
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,077,463	$894	0.11%	$1,061,762	$827	0.10%
Money market deposits	838,552	1,305	0.21	755,097	1,136	0.20
Savings deposits	604,436	481	0.11	527,147	461	0.12
Certificates and other time deposits	1,132,497	8,237	0.97	1,021,044	5,852	0.76
Total Interest-bearing Deposits	3,652,948	10,917	0.40	3,365,050	8,276	0.33
Borrowings	478,030	7,437	2.07	508,992	7,673	2.01
Total Interest-bearing Liabilities	4,130,978	18,354	0.59	3,874,042	15,949	0.55
Noninterest-bearing deposits	1,090,158			925,107
Other liabilities	45,215			38,724
Total Liabilities	5,266,351			4,837,873
Stockholders' Equity	746,702			662,408
Total Liabilities and Stockholders' Equity	$6,013,053	18,354	0.45	$5,500,281	15,949	0.43
Net Interest Income		$154,219			$145,730
Net Interest Margin			3.82%			3.95%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2015 and 2014. These totals equal $7,889 and $5,853 for the nine months ended September 30, 2015 and 2014, respectively.

(3) Non accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income decreased $1.5 million, or 8.2 percent, in the third quarter of 2015, compared to the third quarter of 2014.  In June 2015, the Corporation sold all of its stock in First Merchants Insurance Services, resulting in no insurance commission income in the third quarter of 2015. This transaction accounted for a $1.7 million decline in commission income compared to the third quarter of 2014. In November 2014, the Corporation acquired Community, and in April 2015, the Corporation acquired C Financial. Each of the acquisitions contributed to a larger customer base, which resulted in an increase in gains on the sale of mortgage loans and service charge income of $447,000 and $326,000, respectively, for the three months ended September 30, 2015 when compared to the same period in 2014. Additional details of the divestiture and acquisitions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

In August 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million. This gain was offset by a decline in gains on the sale of other real estate owned of $1.7 million from the third quarter of 2014. Additionally, earning on cash surrender value of life insurance declined $814,000 from the prior quarter of 2014 due to a death benefit from Bank Owned Life Insurance of $846,000 in the third quarter of 2014.

During the first nine months of 2015, non-interest income increased $7.7 million, or 15.5 percent, over the same period in 2014. The sale of First Merchants Insurance Services created an $8.3 million gain, but was offset by a $1.7 million decline in insurance commission income from 2014. The larger customer base from the Community and C Financial acquisitions contributed to increases in the gains on the sale of mortgage loans, other customer fees and fiduciary activities of $1.8 million, $652,000 and $334,000, respectively.

In August 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million. This gain was offset by a decline in gains on the sale of other real estate owned of $2.7 million from the same period in 2014. In addition, earnings on cash surrender value of life insurance declined $828,000 from the prior year due to a death benefit from Bank Owned Life Insurance of $846,000 during the nine months ended September 30, 2014.

NON-INTEREST EXPENSE

Non-interest expense increased $1.0 million, or 2.4 percent, in the third quarter of 2015, compared to the third quarter of 2014.  The largest increase was in salaries and employee benefits which increased $964,000, or 4.0 percent.  This was primarily driven by the addition of personnel from the acquisitions of Community and C Financial. Additionally, the Corporation had an increase in equipment and net occupancy expenses of $511,000 and $325,000, respectively, due to the addition of Community and C Financial core system expenses and banking centers. These increases were offset by a decrease of $783,000 in other real estate owned and foreclosure expenses as asset quality trends continue to improve from the same period last year.

During the first nine months of 2015, non-interest expense increased $4.3 million, or 3.4 percent, when compared to the first nine months of 2014. Salaries and employee benefits increased $3.2 million, or 4.4 percent, over the same period last year due to the addition of personnel from the acquisitions of Community and C Financial. The Corporation also experienced an increase of $1.8 million in professional and other outside services, primarily acquisition and divestiture expenses, which consisted of legal and investment banker expenses of $1.0 million and contract termination expenses related to the C Financial acquisition of $719,000. Equipment and net occupancy expenses increased $1.1 million and $476,000, respectively, due to running Community's and C Financial's core systems prior to integration and additional banking centers. These increases were offset by a decrease of $2.6 million in other real estate owned and foreclosure expenses as asset quality trends continue to improve over the prior year.

INCOME TAXES

Income tax expense for the third quarter of 2015 was $6,557,000 on pre-tax net income of $23,624,000.  For the same period in 2014, income tax expense was $5,980,000 on pre-tax net income of $22,102,000.

Income tax expense for the nine months ended September 30, 2015 was $21,247,000 on pre-tax net income of $72,454,000.  For the same period in 2014, income tax expense was $16,485,000 on pre-tax net income of $61,387,000.

The increase in the effective tax rate in the nine months ended September 30, 2015, when compared to the same period of 2014, was primarily a result of a permanent book-to-tax basis difference associated with the gain on sale of FMIG. Details of the FMIG sale and tax effect are included in NOTE 2. ACQUISITIONS AND DIVESTITURES and NOTE 13. INCOME TAX, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q

Taxes, both current and deferred, decreased in the first nine months of 2015 by $3,621,000. The decline in the net asset was primarily due to decreases in the deferred tax assets associated with the accounting for loans, federal net operating loss carryforwards, deferred and incentive compensation, and allowance for loan losses of $1,705,000, $1,246,000, $1,132,000 and $629,000, respectively. The deferred tax asset decreases were partially offset by a decline in the deferred tax liability associated with the accounting for unrealized gains on available for sale securities of $653,000.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized common equity tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. Regulatory capital ratios at September 30, 2015, were calculated under Basel III while regulatory capital ratios at December 31, 2014, were calculated under Basel I.

As of September 30, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$736,001	14.85%	$396,539	8.00%	N/A	N/A
First Merchants Bank	693,917	13.90	399,318	8.00	$499,147	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$608,989	12.29%	$297,404	6.00%	N/A	N/A
First Merchants Bank	631,496	12.65	299,488	6.00	$399,318	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$560,580	11.31%	$223,053	4.50%	N/A	N/A
First Merchants Bank	631,496	12.65	224,616	4.50	$324,446	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$608,989	10.25%	$237,626	4.00%	N/A	N/A
First Merchants Bank	631,496	10.66	237,045	4.00	$296,306	5.00%

	December 31, 2014
			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$685.507	15.34%	$357,581	8.00%	N/A	N/A
First Merchants Bank	653.169	14.64	356,884	8.00	$446,105	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$564,535	12.63%	$178,791	4.00%	N/A	N/A
First Merchants Bank	597,305	13.39	178,442	4.00	$267,663	6.00%
Tier 1 capital to average assets
First Merchants Corporation	$564,535	10.15%	$222,533	4.00%	N/A	N/A
First Merchants Bank	597,305	10.56	226,339	4.00	$282,923	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following tables are also meaningful when considering performance measures of the Corporation.

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.25 percent at September 30, 2015, and 9.16 percent at December 31, 2014.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	September 30, 2015	December 31, 2014
Total Stockholders' Equity (GAAP)	$766,984	$726,827
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets, net of tax (GAAP)	(214,115)	(212,669)
Tangible common equity (non-GAAP)	$552,744	$514,033
Total assets (GAAP)	$6,189,797	$5,824,127
Less: Intangible assets, net of tax (GAAP)	(214,115)	(212,669)
Tangible assets (non-GAAP)	$5,975,682	5,611,458
Tangible common equity to tangible assets (non-GAAP)	9.25%	9.16%

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Amounts)	2015	2014	2015	2014
Average goodwill (GAAP)	$205,375	$188,947	$206,115	$188,961
Average core deposit intangible (GAAP)	14,447	12,323	15,221	12,922
Average deferred tax on CDI (GAAP)	(5,494)	(4,735)	(5,724)	(4,819)
Intangible adjustment (non-GAAP)	$214,328	$196,535	$215,612	$197,064
Average stockholders' equity (GAAP)	$759,144	$679,306	$746,702	$662,408
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(214,328)	(196,535)	(215,612)	(197,064)
Average tangible capital (non-GAAP)	$544,691	$482,646	$530,965	$465,219
Average assets (GAAP)	$6,153,949	$5,578,704	$6,013,053	$5,500,281
Intangible adjustment (non-GAAP)	(214,328)	(196,535)	(215,613)	(197,064)
Average tangible assets (non-GAAP)	$5,939,621	$5,382,169	$5,797,440	$5,303,217
Net income available to common stockholders (GAAP)	$17,067	$16,122	$51,207	$44,902
CDI amortization, net of tax (GAAP)	436	336	1,284	1,009
Tangible net income available to common stockholders (non-GAAP)	$17,503	$16,458	$52,491	$45,911
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.45	$0.45	$1.35	$1.24
Diluted tangible net income available to common stockholders (non-GAAP)	$0.46	$0.45	$1.39	$1.26
Ratios:
Return on average GAAP capital (ROE)	8.99%	9.49%	9.14%	9.04%
Return on average tangible capital	12.85%	13.64%	13.18%	13.16%
Return on average assets (ROA)	1.11%	1.16%	1.14%	1.09%
Return on average tangible assets	1.18%	1.22%	1.21%	1.15%

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

At September 30, 2015, non performing loans totaled $36,420,000, a decrease of $14,361,000 from the December 31, 2014 balance of $50,781,000. Non-accrual loans decreased $16,192,000 to $32,597,000, from the December 31, 2014 balance of $48,789,000. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 131.1 percent at December 31, 2014 to 192.8 percent at September 30, 2015. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

Accruing loans delinquent 90 or more days of $1,947,000 at September 30, 2015 decreased $2,716,000 from the December 31, 2014 balance of $4,663,000. Commercial and industrial loans 90+ days delinquent and accruing were $65,000 at September 30, 2015, compared to the December 31, 2014 balance of $2,985,000.

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2015, commercial impaired loans totaled $93,886,000 a decrease of $22,337,000 from the December 31, 2014 balance of $116,223,000. At September 30, 2015, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $87,560,000 as there was no identified loss on these credits. A specific allowance of $1,956,000 was recorded for the remaining balance of these impaired loans totaling $6,326,000 and is included in the Corporation’s allowance for loan losses.

The following table details the Corporation's non-performing assets plus loans 90-days or more delinquent, and notes total commercial impaired loans for the periods indicated.

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Non-Performing Assets:
Non-accrual loans	$32,597	$48,789
Renegotiated loans	3,823	1,992
Non-performing loans (NPL)	36,420	50,781
Other real estate owned	14,809	19,293
Non-performing assets (NPA)	51,229	70,074
90+ days delinquent and still accruing	1,947	4,663
Non-performing assets plus 90+ days delinquent	$53,176	$74,737
Impaired Loans	$93,886	$116,223

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table for the periods indicated.

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$5,479	$10,033
Agricultural production financing and other loans to farmers	1,210	5,800
Real estate loans:
Construction	7,885	8,363
Commercial and farmland	22,713	30,400
Residential	13,213	17,079
Home Equity	2,473	2,802
Individuals' loans for household and other personal expenditures	203	260
Non-performing assets plus 90+ days delinquent	$53,176	$74,737

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

At September 30, 2015, the allowance for loan losses was $62,861,000, a decrease of $1,103,000 from December 31, 2014. As a percent of loans, the allowance was 1.45 percent at September 30, 2015, compared to 1.63 percent at December 31, 2014. The provision for loan losses for the nine months ended September 30, 2015 was $417,000. The provision for loan losses for the nine months ended September 30, 2014 was $1,600,000. Specific reserves on impaired loans decreased $813,000 from $2,769,000 at December 31, 2014, to $1,956,000 at September 30, 2015.

Net charge offs for the nine months ended September 30, 2015, were $1,520,000. Comparatively, the same period in 2014 had net charge offs of $3,874,000.  For the nine months ended September 30, 2015, there were two charge offs greater than $500,000 totaling $1,635,000 and one recovery totaling $931,000. The distribution of the net charge offs or recoveries for the three and nine months ended September 30, 2015 and 2014 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
Net Charge Offs (Recoveries):
Commercial and industrial loans	$738	$2,465	$355	$1,412
Agricultural production financing and other loans to farmers	9	(5)	769	(22)
Real estate loans:
Construction	63	(5)	102	(379)
Commercial and farmland	(1,187)	1,497	(1,125)	1,686
Residential	53	277	842	736
Home Equity	(87)	20	427	234
Individuals' loans for household and other personal expenditures	102	128	160	248
Lease financing receivables, net of unearned income		(3)		(21)
Other commercial loans	(2)	(3)	(10)	(20)
Total Net Charge Offs	$(311)	$4,371	$1,520	$3,874

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $597,839,000 at September 30, 2015, an increase of $48,296,000, or 8.8 percent, from December 31, 2014.  Securities classified as held to maturity that are maturing within a short period of time, which totaled $5,521,000 at September 30, 2015, can also be a source of liquidity.  In addition, other types of assets such as cash and due from banks, federal funds sold, and securities purchased under agreements to resell, loans and interest-bearing deposits with other banks maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At September 30, 2015, total borrowings from the FHLB were $237,856,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2015, was $404,726,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of September 30, 2015, the Corporation was in compliance with these covenants.

On April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of September 30, 2015, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of September 30, 2015, the Corporation was in compliance with these covenants. The line of credit was scheduled to mature on April 10, 2015; however, on April 9, 2015 the agreement was renewed with a maturity date of April 8, 2016.

Additionally, on August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million. As of September 30, 2015, $51.7 million of subordinated debentures remain outstanding with a maturity date of September 15, 2037.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at September 30, 2015, are as follows:

(Dollars in Thousands)	September 30, 2015
Amounts of commitments:
Loan commitments to extend credit	$1,608,243
Standby and commercial letters of credit	41,343
$1,649,586

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at September 30, 2015, are as follows:

(Dollars in Thousands)	Remaining 2015	2016	2017	2018	2019	2020	2021 and after	Total
Operating leases	$789	$2,713	$1,964	$1,030	$822	$659	$3,965	$11,942
Federal funds purchased	52,896							52,896
Securities sold under repurchase agreements	153,822							153,822
Federal Home Loan Bank advances	67,024	46,597	17,246	26,851	13,828	31,310	35,000	237,856
Subordinated debentures and term loans	234						121,702	121,936
Total	$274,765	$49,310	$19,210	$27,881	$14,650	$31,969	$160,667	$578,452

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2015, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2015
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(25)
Three-year CMT	200	(64)
Five-year CMT	200	(81)
CD's	200	(21)
FHLB advances	200	(55)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2015. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2015
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$188,544	$200,448	$183,409
Variance from base		$11,904	$(5,135)
Percent of change from base		6.3%	(2.7)%

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

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2015, and December 31, 2014. Earning assets increased by $392,456,000 during the nine months ended September 30, 2015.  Interest-bearing time deposits decreased $20,409,000, while investment securities increased by approximately $28,162,000. Loans and loans held for sale increased by $391,558,000, of which $110,625,000 was a result of the C Financial acquisition on April 17, 2015. Additional details of the transaction can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. The three loan classes experiencing the largest increase from December 31, 2014, were other commercial loans, commercial and industrial loans and real estate construction. These increases were primarily offset by a decrease in agricultural production financing.

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Interest-bearing time deposits	$27,111	$47,520
Investment securities available for sale	597,839	549,543
Investment securities held to maturity	610,954	631,088
Mortgage loans held for sale	1,943	7,235
Loans	4,321,715	3,924,865
Federal Reserve and Federal Home Loan Bank stock	34,498	41,353
Total	$5,594,060	$5,201,604

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

On July 8, 2015, a purported shareholder of Ameriana Bancorp filed a putative class action lawsuit captioned Shiva Stein, individually and on behalf of other similarly situated vs. Ameriana Bancorp et al., Cause No. 49D10-1507-PL-022566 in the Marion County, Indiana Superior Court 10 against Ameriana Bancorp, its Board of Directors and First Merchants Corporation. Plaintiff amended the complaint on September 23, 2015. The amended complaint alleges direct and derivative claims for breach of fiduciary duties by the members of the Board of Directors regarding the proposed Merger and claims against First Merchants Corporation for allegedly aiding and abetting those alleged breaches. The plaintiff seeks (1) class certification, (2) to enjoin the merger, (3) a declaration that the Merger Agreement is unlawful and unenforceable, (4) an order directing the members of Ameriana Bancorp's Board of Directors to commence a new sales process, (5) an order rescinding the Merger Agreement, and (6) compensatory damages, expert fees, attorneys' fees, and costs in an unspecified amount. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on Ameriana Bancorp. Ameriana Bancorp, its Board of Directors and First Merchants Corporation believe the claims against them are without merit and intend to contest the matter vigorously.

On September 22, 2015, a purported shareholder of Ameriana Bancorp filed a putative class action lawsuit captioned Darrell F. Ewing v. Ameriana, et al., No. 1:15-CV-01491 in U.S. District Court in the Southern District of Indiana against Ameriana Bancorp, its Board of Directors and First Merchants Corporation. The complaint generally alleges various claims of federal securities law violations and that the Directors of Ameriana Bancorp breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed Merger. The plaintiff seeks (1) class certification, (2) to enjoin the Merger or, in the event the Merger is completed before entry of an injunction, to rescind the Merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys' and expert fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on Ameriana Bancorp. Ameriana Bancorp, its Board of Directors and First Merchants Corporation believe the claims against them are without merit and intend to contest the matter vigorously.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014,

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2015, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2015	8,116	$26.08
August, 2015	6,653	$26.45
September, 2015

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

First Merchants Corporation
(Registrant)

Date: November 6, 2015	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	by /s/ Mark K. Hardwick
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