Form 10-K
period 2015-12-31
FIRST MERCHANTS CORP
filed 2016-02-29
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]
Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer[ ] Non-accelerated filer [  ] Small Reporting Company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]
The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $934,269,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015).

As of February 23, 2016 there were 40,671,228 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 2, 2016

FIRST MERCHANTS CORPORATION

FORWARD-LOOKING STATEMENTS

First Merchants Corporation (the “Corporation”) from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with The Securities and Exchange Commission (“SEC”), such as its Annual Reports on Form 10-K and its Quarterly Reports on Form 10-Q, in other written materials and oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions. These forward-looking statements include:

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, National Association (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Ameriana Bank, Ameriana Financial Services and First Merchants Trust Company as divisions of First Merchants Bank, N.A.  The Bank includes 116 banking locations in twenty-seven Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

The Corporation operated First Merchants Insurance Services, Inc., operating as First Merchants Insurance Group, a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana. On June 12, 2015, the Corporation sold all of its stock in First Merchants Insurance Services, Inc. to USI Insurance Services LLC.

All inter-company transactions are eliminated during the preparation of consolidated financial statements.

As of December 31, 2015, the Corporation had consolidated assets of $6.8 billion, consolidated deposits of $5.3 billion and stockholders’ equity of $851 million.  As of December 31, 2015, the Corporation and its subsidiaries had 1,529 full-time equivalent employees.

AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at https://www.firstmerchants.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These documents can also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. SEC filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov.  Additionally, the Corporation will also provide without charge, a copy of its Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to Cynthia Holaday, Shareholder Relations, First Merchants Corporation, P.O. Box 792, Muncie, IN 47308-0792.

ACQUISITION AND DIVESTITURE POLICY

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

On December 31, 2015, the Corporation acquired 100 percent of Ameriana Bancorp ("Ameriana"). Ameriana was headquartered in New Castle, Indiana and had 13 full service banking centers in east central and central Indiana. Pursuant to the merger agreement, shareholders of Ameriana received .9037 shares of the Corporation's common stock for each share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

On June 12, 2015, the Corporation sold all of its stock in First Merchants Insurance Services, Inc., an Indiana corporation ("FMIG"), to USI Insurance Services LLC, a Delaware limited liability company ("USI"). The sale price was $18.0 million, of which $16.0 million was paid at closing with the remaining $2.0 million paid through a two-year promissory note. The sale of FMIG generated a gain on sale of $8.3 million.

On April 17, 2015, the Corporation acquired 100 percent of C Financial Corporation ("C Financial"). C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million.

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

PART I: ITEM 1. BUSINESS

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

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank ("SCB"), a federal savings bank headquartered in Shelbyville, Indiana, from the Federal Deposit Insurance Corporation ("FDIC"), as receiver for SCB, pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits, entered into by the Bank, the FDIC as receiver of SCB and the FDIC.

Details of the acquisitions can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

Capital Adequacy Guidelines for Bank Holding Companies

In July 2013, the United States banking regulators adopted new capital rules which modified the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions. These rules are commonly known as "Basel III". Basel III was effective for the Corporation on January 1, 2015. Basel III addresses the components of capital and other issues affecting the numerator in banking institutions' regulatory capital ratios. Basel III also implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. Certain of the Basel III rules came into effect for the Corporation and the Bank on January 1, 2015, and the balance of the rules are subject to a phase-in period which will continue through 2019.

Basel III introduced a new capital measure "Common Equity Tier 1" ("CET1"). Basel III specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. Basel III also defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital.

Basel III requires the Corporation to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized common equity tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019.

PART I: ITEM 1. BUSINESS

When fully phased-in on January 1, 2019, Basel III will require banking organizations to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of a least 4.5 percent, plus a 2.5 percent "capital conservation buffer" (which is added to the 4.5 percent CET1 as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0 percent upon full implementation)

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the 2.5 percent capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

•
a minimum ratio of total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0 percent, plus the 2.5 percent capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation); and

•	a minimum leverage ratio of 4.0 percent, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.
Basel III also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Corporation or the Bank.
The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. Under Basel III, the Corporation and the Bank were given a one-time election (the “Opt-out Election”) to filter out certain accumulated other comprehensive income (“AOCI”) components. The AOCI Opt-out Election was made on the March 31, 2015 Call Report and FR Y-9C for the Bank and the Corporation, respectively.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).
Basel III permits banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital. This treatment is permanently grandfathered as Tier 1 capital even if the Corporation should ever exceed $15 billion in assets due to organic growth. Should the Corporation exceed $15 billion in assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier 2 capital. Basel III permits banks with less than $250 billion in assets to choose to continue excluding unrealized gains and losses on certain securities holdings for purposes of calculating regulatory capital. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
Historically, the regulation and monitoring of a bank and bank holding company's liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, is now required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The following are the Corporation’s regulatory capital ratios as of December 31, 2015:

	Corporation	Regulatory Minimum Requirement
Total risk-based capital to risk-weighted assets	14.94%	8.00%
Tier 1 capital to risk-weighted assets	12.51%	6.00%
Common equity tier 1 capital to risk-weighted assets	11.49%	4.50%
Tier 1 capital to average assets	10.85%	4.00%

PART I: ITEM 1. BUSINESS

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

Basel III was effective for the Bank on January 1, 2015. Basel III requires the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized.

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

Basel III revised the "prompt corrective action" regulations by:

•	introducing CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5 percent for well-capitalized status;

•	increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0 percent; and

•	eliminating a provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0 percent leverage ratio and still be well-capitalized.

The FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by the bank’s parent holding company. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

As of December 31, 2015, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the OCC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are being implemented over time and continue to be subject to various federal agencies implementing regulations over the course of several years. Although many of the required regulations have been promulgated, there are additional regulations yet to be finalized. The changes resulting from the Dodd-Frank Act may materially impact the profitability of the Corporation’s business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the business. At a minimum, the Dodd-Frank Act is likely to:

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

DIVIDEND LIMITATIONS

National banking laws restrict the amount of dividends that an affiliate bank may declare in a year without obtaining prior regulatory approval. National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years. At December 31, 2015, the Corporation’s affiliates (including the Bank and other affiliates) had a total of $29,812,000 retained net profits available for 2016 dividends to the Corporation without prior regulatory approval.

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

PART I: ITEM 1. BUSINESS

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

The SEC was delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2015			2014			2013
Assets:
Interest-bearing deposits	$61,373	$160	0.26%	$53,231	$124	0.23%	$74,964	$158	0.21%
Federal reserve and federal home loan bank stock	37,495	1,967	5.25	42,142	2,124	5.04	33,620	1,488	4.43
Investment securities: (1)
Taxable	703,019	17,885	2.54	763,450	19,882	2.60	617,524	15,214	2.46
Tax-Exempt (2)	483,103	26,034	5.39	396,435	22,127	5.58	282,584	16,660	5.90
Total investment securities	1,186,122	43,919	3.70	1,159,885	42,009	3.62	900,108	31,874	3.54
Loans held for sale	3,725	475	12.75	6,681	485	7.26	16,137	770	4.77
Loans: (3)
Commercial	3,187,239	142,696	4.48	2,919,020	133,567	4.58	2,391,221	113,613	4.75
Real estate mortgage	457,013	19,457	4.26	429,384	19,812	4.61	277,520	12,375	4.46
Installment	406,163	18,177	4.48	361,484	18,175	5.03	308,233	15,994	5.19
Tax-Exempt (2)	125,699	5,322	4.23	13,511	504	3.73	15,444	605	3.92
Total loans	4,179,839	186,127	4.45	3,730,080	172,543	4.63	3,008,555	143,357	4.76
Total earning assets	5,464,829	232,173	4.25%	4,985,338	216,800	4.35%	4,017,247	176,877	4.40%
Net unrealized gain on securities available for sale	11,800			8,921			4,521
Allowance for loan losses	(62,975)			(67,969)			(68,806)
Cash and cash equivalents	98,051			87,068			73,161
Premises and equipment	82,710			75,202			57,228
Other assets	491,272			482,794			372,060
Total assets	$6,085,687			$5,571,354			$4,455,411
Liabilities:
Interest-bearing deposits:
NOW accounts	$1,109,829	$1,374	0.12%	$1,066,402	$1,110	0.10%	$880,323	$941	0.11%
Money market deposit accounts	840,084	1,768	0.21	776,712	1,572	0.20	603,012	1,287	0.21
Savings deposits	614,675	672	0.11	533,080	619	0.12	377,106	421	0.11
Certificates and other time deposits	1,121,651	11,041	0.98	1,042,539	8,377	0.80	807,764	7,404	0.92
Total interest-bearing deposits	3,686,239	14,855	0.40	3,418,733	11,678	0.34	2,668,205	10,053	0.38
Borrowings	480,794	9,939	2.07	492,128	10,164	2.07	400,580	6,516	1.63
Total interest-bearing liabilities	4,167,033	24,794	0.60	3,910,861	21,842	0.56	3,068,785	16,569	0.54
Noninterest-bearing deposits	1,120,264			945,222			797,435
Other liabilities	44,666			39,976			48,936
Total liabilities	5,331,963			4,896,059			3,915,156
Stockholders' Equity	753,724			675,295			540,255
Total Liabilities and Stockholders' Equity	$6,085,687	24,794	0.45	$5,571,354	21,842	0.44	$4,455,411	16,569	0.41
Net Interest Income		$207,379			$194,958			$160,308
Net Interest Margin			3.80%			3.91%			3.99%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2015, 2014 and 2013. These totals equal $10,975, $7,921 and $6,043, respectively.

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

	2015 Compared to 2014 Increase (Decrease) Due To			2014 Compared to 2013 Increase (Decrease) Due To			2013 Compared to 2012 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$20	$16	$36	$(49)	$15	$(34)	$33	$25	$58
Federal Reserve and Federal Home Loan Bank stock	(241)	84	(157)	411	225	636	35	45	80
Investment securities	961	949	1,910	9,393	742	10,135	(800)	(28)	(828)
Loans held for sale	(274)	264	(10)	(576)	291	(285)	(216)	(38)	(254)
Loans	20,315	(6,721)	13,594	33,894	(4,423)	29,471	9,718	(13,591)	(3,873)
Totals	20,781	(5,408)	15,373	43,073	(3,150)	39,923	8,770	(13,587)	(4,817)
Interest Expense:
NOW accounts	47	217	264	194	(25)	169	77	(143)	(66)
Money market deposit accounts	132	64	196	354	(69)	285	248	(331)	(83)
Savings deposits	91	(38)	53	180	18	198	72	(179)	(107)
Certificates and other time deposits	672	1,992	2,664	1,966	(993)	973	(1,477)	(3,014)	(4,491)
Borrowings	(234)	9	(225)	1,673	1,975	3,648	(237)	(2,060)	(2,297)
Totals	708	2,244	2,952	4,367	906	5,273	(1,317)	(5,727)	(7,044)
Change in net interest income (fully taxable equivalent basis)	$20,073	$(7,652)	12,421	$38,706	$(4,056)	34,650	$10,087	$(7,860)	2,227
Tax equivalent adjustment using marginal rate of 35% for 2015, 2014, and 2013			(3,054)			(1,878)			(298)
Change in net interest income			$9,367			$32,772			$1,929

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

When OTTI occurs, the amount of OTTI recognized in the income statement depends on whether the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss. If the intent is to sell, or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, less any recognized credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis, less any recognized credit loss, and its fair value at the balance sheet date. If the intent is not to sell the security and it is not more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis less any recognized credit loss, the OTTI has been separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2015.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

The Corporation continues to evaluate the portfolio for OTTI on an ongoing basis. In 2015, the Corporation sold its remaining trust preferred security which had no remaining book value as a result of OTTI of approximately $500,000 taken in 2009.

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
U.S. Government-sponsored agency securities	$100	$9		$109
State and municipal	216,915	11,801	$123	228,593
U.S. Government-sponsored mortgage-backed securities	310,460	8,771	127	319,104
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	529,212	20,581	250	549,543
Held to maturity at December 31, 2014
State and municipal	204,443	5,716	96	210,063
U.S. Government-sponsored mortgage-backed securities	426,645	11,527	512	437,660
Total held to maturity	631,088	17,243	608	647,723
Total Investment Securities	$1,160,300	$37,824	$858	$1,197,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
U.S. Treasury	$15,914	$80	$21	$15,973
U.S. Government-sponsored agency securities	3,550	12	17	3,545
State and municipal	231,005	3,878	3,896	230,987
U.S. Government-sponsored mortgage-backed securities	279,299	3,926	1,973	281,252
Corporate obligations	6,374		3,636	2,738
Equity securities	1,706			1,706
Total available for sale	537,848	7,896	9,543	536,201
Held to maturity at December 31, 2013
State and municipal	145,941	62	91	145,912
U.S. Government-sponsored mortgage-backed securities	413,437	5,220	3,722	414,935
Total held to maturity	559,378	5,282	3,813	560,847
Total Investment Securities	$1,097,226	$13,178	$13,356	$1,097,048

PART I: ITEM 1. BUSINESS

The cost and yields for Federal Reserve and Federal Home Loan Bank stock are included in the table below.

	2015		2014		2013
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank stock at December 31:
Federal Reserve Bank stock	$19,456	6.0%	$18,949	6.0%	$13,287	6.0%
Federal Home Loan Bank stock	18,177	5.3%	22,404	5.1%	25,703	2.0%
Total	$37,633	5.7%	$41,353	5.5%	$38,990	3.4%

Federal Reserve and Federal Home Loan Bank stock have been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2015, 2014 or 2013 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2015 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2015
U.S. Government-sponsored agency securities	$104	4.9%
State and municipal	4,600	6.0%	$14,295	5.1%	$55,344	5.5%
Corporate obligations					31	—%
	$4,704	6.0%	$14,295	5.1%	$55,375	5.5%

	Due After Ten Years		Equity, Certificates of Deposits, and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$104	4.9%
State and municipal	$231,672	5.0%			305,911	5.1%
Equity securities			$3,912	1.9%	3,912	1.9%
Corporate obligations					31	—%
U.S. Government-sponsored mortgage-backed securities			346,266	2.8%	346,266	2.8%
Certificates of deposit			2,176	—%	2,176	—%
	$231,672	5.0%	$352,354	2.8%	$658,400	4.0%

	Within 1 Year		1-5 Years		5-10 Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2015
State and municipal	$4,144	2.4%	$28,054	5.8%	$81,483	6.1%
U.S. Government-sponsored mortgage-backed securities
	$4,144	2.4%	$28,054	5.8%	$81,483	6.1%

	Due After Ten Years		Equity, Certificates of Deposits, and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
State and municipal	$106,086	4.8%			$219,767	5.4%
U.S. Government-sponsored mortgage-backed securities			$398,832	2.9%	398,832	2.9%
	$106,086	4.8%	$398,832	2.9%	$618,599	3.7%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 35 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2015
State and municipal	$7,558	$60			$7,558	$60
U.S. Government-sponsored mortgage-backed securities	83,396	445	$2,101	$73	85,497	518
Total Temporarily Impaired Available for Sale Securities	90,954	505	2,101	73	93,055	578
Temporarily Impaired Held to Maturity Securities at December 31, 2015
State and municipal			1,982	15	1,982	15
U.S. Government-sponsored mortgage-backed securities	69,641	519	12,906	268	82,547	787
Total Temporarily Impaired Held to Maturity Securities	69,641	519	14,888	283	84,529	802
Total Temporarily Impaired Investment Securities	$160,595	$1,024	$16,989	$356	$177,584	$1,380

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2014
State and municipal	$1,256	$7	$9,850	$116	$11,106	$123
U.S. Government-sponsored mortgage-backed securities	2,186	13	5,447	114	7,633	127
Total Temporarily Impaired Available for Sale Securities	3,442	20	15,297	230	18,739	250
Temporarily Impaired Held to Maturity Securities at December 31, 2014
State and municipal	5,119	96	250		5,369	96
U.S. Government-sponsored mortgage-backed securities	9,791	82	38,491	430	48,282	512
Total Temporarily Impaired Held to Maturity Securities	14,910	178	38,741	430	53,651	608
Total Temporarily Impaired Investment Securities	$18,352	$198	$54,038	$660	$72,390	$858

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio, including purchased credit impaired loans, for the years indicated:

	2015		2014		2013		2012		2011
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$1,057,075	22.5%	$896,688	22.8%	$761,705	21.0%	$622,579	21.5%	$532,523	19.6%
Agricultural production financing and other loans to farmers	97,711	2.1	104,927	2.7	114,348	3.1	112,527	3.9	104,526	3.9
Real estate loans:
Construction	366,704	7.8	207,221	5.3	177,082	4.9	98,639	3.4	81,780	3.0
Commercial and farmland	1,802,921	38.5	1,672,661	42.6	1,611,809	44.4	1,266,682	43.6	1,194,230	44.0
Residential	786,105	16.7	647,315	16.5	616,385	17.0	473,537	16.3	481,493	17.7
Home equity	348,613	7.4	286,529	7.3	255,223	7.0	203,406	7.0	191,631	7.1
Individuals' loans for household and other personal expenditures	74,717	1.6	73,400	1.9	69,783	1.9	75,748	2.6	84,172	3.1
Lease financing receivables, net of unearned income	588		1,106		1,545		2,590	0.1	3,555	0.1
Other loans	159,388	3.4	35,018	0.9	24,529	0.7	46,501	1.6	39,505	1.5
Loans	4,693,822	100.0%	3,924,865	100.0%	3,632,409	100.0%	2,902,209	100.0%	2,713,415	100.0%
Allowance for loan losses	(62,453)		(63,964)		(67,870)		(69,366)		(70,898)
Net Loans	$4,631,369		$3,860,901		$3,564,539		$2,832,843		$2,642,517

Residential Real Estate Loans Held for Sale at December 31, 2015, 2014, 2013, 2012, and 2011 were $9,894,000, $7,235,000, $5,331,000, $22,300,000, and $17,864,000, respectively.

PART I: ITEM 1. BUSINESS

At December 31, 2015, loans of $331.0 million with an estimated fair value discount of $11.3 million were acquired in the Ameriana transaction. The April 17, 2015 acquisition of C Financial included loans of $113.2 million with a fair value discount of $2.6 million. The assets acquired in the November 7, 2014 Community transaction included $153.9 million in loans which were acquired at a fair value discount of $8.8 million. The November 12, 2013 CFS acquisition included loans of $639.6 million and a fair value discount of $36.5 million. In 2012, the Bank acquired $113.0 million of loans at a fair value discount of $19.2 million as part of the SCB transaction.

The majority of the portfolio is comprised of loans secured by commercial and farmland real estate, commercial and industrial loans and loans secured by residential real estate. Commercial and farmland real estate loans made up 38.5 percent and 42.6 percent of loans at December 31, 2015 and 2014, respectively. Commercial and industrial loans made up 22.5 percent and 22.8 percent of loans and residential real estate loans, including home equity, made up 24.1 percent and 23.8 percent of loans at December 31, 2015 and 2014, respectively. Loans are generated from customers primarily in central and northwest Indiana, northeast Illinois and central Ohio and are typically secured by specific items of collateral, including real property, consumer assets, and business assets.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2015. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$815,885	$165,483	$75,707	$1,057,075
Agriculture production financing and other loans to farmers	89,342	7,497	872	97,711
Real estate loans:
Construction	329,872	24,470	12,362	366,704
Commercial and farmland	764,768	813,561	224,592	1,802,921
Other loans	4,434	5,727	149,227	159,388
Total	$2,004,301	$1,016,738	$462,760	$3,483,799

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$679,528	$399,426
Variable rate	337,210	63,334
Total	$1,016,738	$462,760

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2015	2014	2013	2012	2011
Non-performing assets:
Non-accrual loans	$31,389	$48,789	$56,402	$53,399	$69,592
Renegotiated loans	1,923	1,992	3,048	12,681	14,308
Non-performing loans (NPL)	33,312	50,781	59,450	66,080	83,900
Other real estate owned	17,257	19,293	22,246	13,263	16,289
Non-performing assets (NPA)	50,569	70,074	81,696	79,343	100,189
90+ days delinquent and still accruing	907	4,663	1,350	2,037	580
NPAs & 90+ days delinquent	$51,476	$74,737	$83,046	$81,380	$100,769
Impaired loans	$97,527	$116,223	$119,755	$79,179	$79,775

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2015, non-accrual loans and other real estate owned of $31,389,000 and $17,257,000 include assets acquired from Ameriana of $2,229,000 and $5,719,000, respectively. At December 31, 2014, non-accrual loans and other real estate owned of $48,789,000 and $19,293,000 included assets acquired from Community of $5,674,000 and $6,662,000, respectively. At December 31, 2013, non-accrual loans and other real estate owned of $56,402,000 and $22,246,000 include assets acquired from CFS of $22,703,000 and $12,899,000, respectively. At December 31, 2012, non-accrual loans and other real estate owned of $53,399,000 and $13,263,000 include assets acquired from SCB of $4,219,000 and $160,000, respectively.

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

For the year ended December 31, 2015, interest income of $648,000 was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $2,057,000 would have been recognized under their original loan terms.

At December 31, 2015, the commercial impaired loan total of $97,527,000 included $11,365,000 and $1,841,000 in loans acquired from Ameriana and C Financial, respectively. At December 31, 2014, the commercial impaired loan total of $116,223,000 included $17,027,000 in loans acquired from Community. At December 31, 2013, the commercial impaired loan total of $119,755,000 included $69,448,000 in loans acquired from CFS. At December 31, 2012, the commercial impaired loan total of $79,179,000 included $17,334,000 in loans acquired from SCB. Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings. A loan is deemed impaired under ASC 310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected.  A specific allowance for losses was not deemed necessary for a subset of the impaired loans totaling $90,975,000, but a specific allowance of $1,842,000 was recorded for the remaining balance of $6,552,000 and is included in the Corporation’s allowance for loan losses at December 31, 2015. Specific reserves totaling $153,000 were recorded on loans acquired from CFS and Community. No specific allowance was recorded on loans acquired in SCB, C Financial or Ameriana transactions. The average balance of the aforementioned total impaired loans for 2015 was $103,368,000.

An allowable method for determining impairment is estimating the fair value of collateral on collateral dependent loans.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a discounted cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

In addition to the impaired loans discussed above, management also identified loans totaling $240,948,000 as of December 31, 2015 that were deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms.

See additional information regarding loan credit quality in Note 5. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated:

(Dollars in Thousands)	2015	2014	2013	2012	2011
Allowance for loans losses:
Balances, January 1	$63,964	$67,870	$69,366	$70,898	$82,977
Charge offs:
Commercial (1)	2,356	7,246	6,117	8,311	9,818
Commercial real estate (2)	1,437	6,608	7,493	12,322	29,807
Consumer	620	657	623	1,130	1,441
Residential	3,859	2,869	3,886	5,475	7,407
Finance leases		2	15	34
Total Charge Offs	8,272	17,382	18,134	27,272	48,473
Recoveries:
Commercial (3)	1,911	5,435	4,586	1,744	8,828
Commercial real estate (4)	2,545	3,297	3,552	3,652	2,811
Consumer	352	377	556	695	942
Residential	1,536	1,783	1,292	1,113	1,176
Finance leases		24	4	2	7
Total Recoveries	6,344	10,916	9,990	7,206	13,764
Net charge offs	1,928	6,466	8,144	20,066	34,709
Provisions for loan losses	417	2,560	6,648	18,534	22,630
Balance at December 31	$62,453	$63,964	$67,870	$69,366	$70,898
Ratio of net charge offs during the period to average loans outstanding during the period	0.05%	0.17%	0.27%	0.71%	1.26%

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

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2015, 2014, 2013, 2012, and 2011.

	2015		2014		2013		2012		2011
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$26,478	28.0%	$28,824	26.4%	$27,176	24.8%	$25,913	26.9%	$17,731	24.9%
Commercial real estate	22,145	46.2	19,327	47.9	23,102	49.3	26,703	47.1	37,919	47.1
Consumer	2,689	1.6	2,658	1.9	2,515	1.9	2,593	2.6	2,902	3.1
Residential	11,139	24.2	13,152	23.8	15,077	24.0	14,157	23.3	12,343	24.8
Finance leases	2		3					0.1	3	0.1
Totals	$62,453	100.0%	$63,964	100.0%	$67,870	100.0%	$69,366	100.0%	$70,898	100.0%

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2015, the only concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) in excess of 10 percent of loans were Lessors of Nonresidential Buildings and Lessors of Residential Buildings and Dwellings.

LOAN LOSS CHARGE OFF PROCEDURES

The Corporation maintains an allowance to cover probable credit losses in its loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge offs less recoveries. All charge offs are approved by the senior loan officers or loan committees, depending on the amount of the charge off, and are reported to the Board of Directors. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible.

PROVISION FOR LOAN LOSSES

In banking, loan losses are a cost of doing business. Although management emphasizes the early detection and charge off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses net of recoveries are deducted from the established allowance. Over time, all net loan losses are charged to earnings. During the year, an estimate of the expected losses for the year serves as a starting point in determining the appropriate level of the provision for loan losses. Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. See additional information in the “Provision and Allowance For Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 2015, 2014 and 2013 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2015, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of deposit and other time deposits	$90,182	$46,117	$75,925	$111,474	$323,698
Percent	28%	14%	24%	34%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within Part II: Item 6. SELECTED FINANCIAL DATA of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2015	2014	2013
Balance at December 31:
Federal funds purchased	$49,721	$15,381	$125,645
Securities sold under repurchase agreements (short-term portion)	155,325	124,539	148,672
Federal Home Loan Bank advances (short-term portion)	91,441	30,701	26,272
Subordinated debentures and term loans (short-term portion)	183	108	105
Total short-term borrowings	$296,670	$170,729	$300,694

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to short-term borrowings is summarized below:

(Dollars in Thousands)	2015	2014	2013
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	0.5%	0.3%	0.3%
Securities sold under repurchase agreements (short-term portion)	0.3%	0.3%	0.5%
Federal Home Loan Bank advances (short-term portion)	1.1%	2.0%	1.1%
Subordinated debentures and term loans (short-term portion)
Total short-term borrowings	0.6%	0.6%	0.5%
Weighted Average Interest Rate During the Year:
Federal funds purchased	0.4%	0.4%	0.4%
Securities sold under repurchase agreements (short-term portion)	0.3%	0.4%	0.6%
Federal Home Loan Bank advances (short-term portion)	1.1%	0.9%	0.8%
Subordinated debentures and term loans (short-term portion)
Total short-term borrowings	0.5%	0.6%	0.6%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$101,249	$121,192	$125,645
Securities sold under repurchase agreements (short-term portion)	163,128	155,941	151,813
Federal Home Loan Bank advances (short-term portion)	128,557	190,709	76,272
Subordinated debentures and term loans (short-term portion)	234	470	459
Total short-term borrowings	$393,168	$468,312	$354,189
Average Amount Outstanding During the year:
Federal funds purchased	$20,767	$44,674	$26,789
Securities sold under repurchase agreements (short-term portion)	143,491	130,910	140,126
Federal Home Loan Bank advances (short-term portion)	62,471	96,284	22,807
Subordinated debentures and term loans (short-term portion)	174	232	187
Total short-term borrowings	$226,903	$272,100	$189,909

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

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Corporation’s cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect the Corporation’s net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that the Corporation holds, such as debt securities. The Corporation and the Bank are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. Changes in statutes, regulations or policies could affect the Corporation in substantial and unpredictable ways, including limiting the types of financial services and products that the Corporation offers and/or increasing the ability of non-banks to offer competing financial services and products. See a description of recent legislation in the “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” section of Item 1: Business of this Annual Report on Form 10-K.

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

The computer systems and network infrastructure the Corporation uses could be vulnerable to unforeseen problems. The Corporation’s operations are dependent upon the ability to protect computer equipment against damage from fire, power loss or telecommunication failure. Any damage or failure that causes an interruption in operations could adversely affect the business and financial results. In addition, computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft which could cause significant damage and cost to the Corporation, the severity of which is difficult to predict.

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

The Corporation’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with Generally Accepted Accounting Principles and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation’s financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include:  the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by management, the Audit Committee of the Board of Directors oversees management’s accounting policies and methods.  For more information, refer to Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements included as item 8 of this Annual Report on Form 10-K.

•	A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2015, the Corporation had goodwill of $243,129,000 recorded on its consolidated balance sheet. Under ASC 340-20, Other Assets and Deferred Costs, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

The Bank conducts business through numerous facilities owned and leased.  Of the 116 banking offices operated by the Bank, 91 are owned and 25 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2015 was $97,648,000.

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

Michael C. Rechin, 57, President and Chief Executive Officer, Corporation
President and Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 45, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 50, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

John J. Martin, 49, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 47, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Kimberly J. Ellington, 56, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since 2004; Vice President and Director of Human Resources of the Corporation from 1999 to 2004.

Jeffrey B. Lorentson, 52, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

Michele Kawiecki, 43, Senior Vice President and Director of Finance, Corporation
Senior Vice President and Director of Finance of the Corporation since March 2015; Senior Vice President of Capital Management and Assistant Treasurer of UMB Financial Corporation from May 2011 to March 2015; Director of Corporate Development and Enterprise Project Management at UMB Financial Corporation from May 2008 to May 2011; Chief Risk Officer at UMB Financial Corporation from February 2004 to May 2008.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index, the SNL Bank $1B - $5B index, and the SNL Bank $5B - $10B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2010 and tracks it through December 31, 2015.

		Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
First Merchants Corporation	$100.00	$96.07	$169.64	$262.43	$266.42	$302.62
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39
SNL Bank $5B-$10B	100.00	99.24	116.73	180.10	185.52	211.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared (1)
Quarter	2015	2014	2015	2014	2015	2014
First quarter	$23.95	$22.66	$21.37	$19.74	$0.08	$0.05
Second quarter	25.38	22.80	22.09	19.38	0.11	0.08
Third quarter	26.77	22.10	24.61	19.46	0.11	0.08
Fourth quarter	27.60	23.39	24.74	19.94	0.11	0.08

Numbers rounded to nearest cent when applicable.

The table above lists per share prices and dividend payments during 2015 and 2014. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 23, 2016, the number of shares outstanding was 40,671,228. There were 3,841 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2015, as follows

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October, 2015	184	$25.88
November, 2015
December, 2015

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	442,373	$19.98	654,150
Total	442,373	$19.98	654,150

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

PART II: ITEM 5. AND ITEM 6.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in Thousands, Except Share Data)	2015	2014	2013	2012	2011
Operations (1) (2) (3) (4) (5)
Net interest income fully taxable equivalent (FTE) basis	$207,379	$194,958	$160,308	$158,081	$149,114
Less tax equivalent adjustment	10,975	7,921	6,043	5,745	5,759
Net interest income	196,404	187,037	154,265	152,336	143,355
Provision for loan losses	417	2,560	6,648	18,534	22,630
Net interest income after provision for loan losses	195,987	184,477	147,617	133,802	120,725
Total other income	72,531	66,400	56,016	64,507	49,301
Total other expenses	177,469	168,592	143,219	137,115	135,938
Income before income tax expense (benefit)	91,049	82,285	60,414	61,194	34,088
Income tax expense (benefit)	25,665	22,123	15,884	16,072	8,836
Net income	65,384	60,162	44,530	45,122	25,252
Loss on Capital Purchase Program unamortized discount					(1,401)
Loss on extinguishment of trust preferred securities					(10,857)
Preferred stock dividends and discount accretion			(2,380)	(4,539)	(3,981)
Net income available to common stockholders	$65,384	$60,162	$42,150	$40,583	$9,013

Per Share Data
Basic net income available to common stockholders	$1.73	$1.66	$1.42	$1.42	$0.34
Diluted net income available to common stockholders	1.72	1.65	1.41	1.41	0.34
Cash dividends paid - common	0.41	0.29	0.18	0.10	0.04
December 31 book value - common	20.91	19.29	17.67	16.08	14.83
December 31 tangible book value - common	14.68	13.65	12.17	10.95	9.64
December 31 market value (bid price) - common	25.42	22.75	22.72	14.84	8.47

Average Balances (1) (2) (3) (4) (5)
Total assets	$6,085,687	$5,571,354	$4,455,411	$4,245,996	$4,143,850
Total loans (6)	4,179,839	3,730,080	3,008,555	2,819,816	2,748,684
Earning assets	5,464,829	4,985,338	4,017,247	3,833,174	3,744,027
Total deposits	4,806,503	4,363,955	3,465,640	3,263,020	3,175,762
Total stockholders' equity	753,724	675,295	540,255	535,497	478,440

Year-End Balances (1) (2) (3) (4) (5)
Total assets	$6,761,003	$5,824,127	$5,437,262	$4,304,821	$4,173,076
Total loans (6)	4,703,716	3,932,100	3,637,740	2,924,509	2,731,279
Allowance for loan losses	62,453	63,964	67,870	69,366	70,898
Total deposits	5,289,647	4,640,694	4,231,468	3,346,383	3,134,655
Total stockholders' equity	850,509	726,827	634,923	552,236	514,467

Financial Ratios (1) (2) (3) (4) (5)
Return on average assets	1.07%	1.08%	0.95%	0.96%	0.22%
Return on average stockholders' equity	8.67	8.91	7.80	7.58	1.88
Average earning assets to total assets	89.80	89.48	90.17	90.28	90.35
Allowance for loan losses as % of total loans	1.33	1.63	1.87	2.37	2.60
Dividend payout ratio	23.84	17.58	12.77	7.09	11.76
Average stockholders' equity to average assets	12.39	12.12	12.13	12.61	11.55
Tax equivalent yield on earning assets	4.25	4.35	4.40	4.74	4.99
Cost of supporting liabilities	0.45	0.44	0.41	0.62	1.01
Net interest margin on earning assets	3.80	3.91	3.99	4.12	3.98

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

(2) Effective November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million. The Corporation acquired approximately $1.1 billion of assets, including $603 million of loans. Additionally, the Corporation assumed approximately $997 million of liabilities, including $955 million of deposits.

(3) Effective November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"). Community was headquartered in Noblesville, IN and had 10 banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at $35.0 million, for a total purchase price of approximately $49.2 million. The details of the acquisition can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

(4) Effective April 17, 2015, the Corporation acquired 100 percent of C Financial Corporation ("C Financial"). C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million. The details of the acquisition can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

(5) Effective December 31, 2015, the Corporation acquired 100 percent of Ameriana Bancorp, Inc. ("Ameriana"). Ameriana was headquartered in New Castle, Indiana and had 13 full service banking centers in east central and central Indiana. Pursuant to the merger agreement, shareholders of Ameriana received .9037 shares of the Corporation's common stock for each share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million. The details of the acquisition can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

(6) Includes loans held for sale.

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

RESULTS OF OPERATIONS – 2015

Net income available to stockholders was $65.4 million, or $1.72 per fully diluted common share, an increase of $5.2 million, compared to $60.2 million, or $1.65 per fully diluted common share in 2014. Included in the 2015 results were $9.8 million, or $0.17 per share, of non-recurring acquisition, merger and system conversion expenses related to our 2014 and 2015 acquisitions and our on-line banking system conversion. Details of the December 31, 2015 Ameriana acquisition, the April 17, 2015 C Financial acquisition and the November 7, 2014 Community acquisition are included in Note 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

As of December 31, 2015, total assets equaled $6.8 billion, an increase of $936.9 million from December 31, 2014.  Loans and investments, the Corporation’s primary earning assets, totaled $6.0 billion, an increase of $868.0 million from the prior year’s total of $5.1 billion.  Investments increased $96.4 million and loans increased $769.0 million.  Of the increase in loans, organic growth accounted for $338.7 million, or 8.6 percent. The Corporation acquired $110.6 million in loans as a result of the C Financial acquisition and $319.7 million in loans as a result of the Ameriana acquisition. Additional details of these changes are included within the "Earning Assets" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation’s allowance for loan losses totaled $62.5 million as of December 31, 2015. The allowance provides 199.0 percent coverage of all non-accrual loans and 1.33 percent of total loans.  Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation recognized increases in premises and equipment and cash surrender value of life insurance of $20.0 million and $31.1 million, respectively, primarily as a result of the C Financial and Ameriana acquisitions. In addition, the excess of purchase price over net tangible assets acquired was allocated to core deposit intangibles of $4.2 million and goodwill of $48.9 million. These increases were offset by a decrease in core deposit intangibles and goodwill of $742,000 and $8.5 million, respectively, triggered by the Corporation's sale of FMIG.

At December 31, 2015, other real estate owned totaled $17.3 million, a decrease of $2.0 million, or 10.6 percent, from the December 31, 2014 balance of $19.3 million. Included in the December 31, 2015 balance was $5.7 million acquired in the Ameriana acquisition on December 31, 2015.

Taxes, both current and deferred, increased in 2015 by $5.0 million. Details related to the change in taxes are discussed within the “Income Taxes” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in Note 22. INCOME TAX of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Deposits increased $649.0 million from December 31, 2014, and borrowings increased $156.6 million during the same period. Deposits increased from the C Financial and Ameriana acquisitions by $105.3 million and $382.5 million, respectively. As part of the Ameriana acquisition, the Corporation assumed approximately $24.9 million of Federal Home Loan Bank Advances. The C Financial acquisition resulted in an additional $19.0 million of Federal Home Loan Bank advances at acquisition, of which, approximately $7.4 million matured during 2015 and $11.6 million remained at December 31, 2015. Additional details related to the change are discussed within the “Deposits and Borrowings” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Corporation’s earnings.  Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2015.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2015			2014			2013
Assets:
Interest-bearing deposits	$61,373	$160	0.26%	$53,231	$124	0.23%	74,964	158	0.21%
Federal reserve and federal home loan bank stock	37,495	1,967	5.25	42,142	2,124	5.04	33,620	1,488	4.43
Investment securities: (1)
Taxable	703,019	17,885	2.54	763,450	19,882	2.60	617,524	15,214	2.46
Tax-Exempt (2)	483,103	26,034	5.39	396,435	22,127	5.58	282,584	16,660	5.90
Total investment securities	1,186,122	43,919	3.70	1,159,885	42,009	3.62	900,108	31,874	3.54
Loans held for sale	3,725	475	12.75	6,681	485	7.26	16,137	770	4.77
Loans: (3)
Commercial	3,187,239	142,696	4.48	2,919,020	133,567	4.58	2,391,221	113,613	4.75
Real estate mortgage	457,013	19,457	4.26	429,384	19,812	4.61	277,520	12,375	4.46
Installment	406,163	18,177	4.48	361,484	18,175	5.03	308,233	15,994	5.19
Tax-Exempt (2)	125,699	5,322	4.23	13,511	504	3.73	15,444	605	3.92
Total loans	4,179,839	186,127	4.45	3,730,080	172,543	4.63	3,008,555	143,357	4.76
Total earning assets	5,464,829	232,173	4.25%	4,985,338	216,800	4.35%	4,017,247	176,877	4.40%
Net unrealized gain on securities available for sale	11,800			8,921			4,521
Allowance for loan losses	(62,975)			(67,969)			(68,806)
Cash and cash equivalents	98,051			87,068			73,161
Premises and equipment	82,710			75,202			57,228
Other assets	491,272			482,794			372,060
Total assets	$6,085,687			$5,571,354			$4,455,411
Liabilities:
Interest-bearing deposits:
NOW accounts	$1,109,829	$1,374	0.12%	$1,066,402	$1,110	0.10%	$880,323	$941	0.11%
Money market deposit accounts	840,084	1,768	0.21	776,712	1,572	0.20	603,012	1,287	0.21
Savings deposits	614,675	672	0.11	533,080	619	0.12	377,106	421	0.11
Certificates and other time deposits	1,121,651	11,041	0.98	1,042,539	8,377	0.80	807,764	7,404	0.92
Total interest-bearing deposits	3,686,239	14,855	0.40	3,418,733	11,678	0.34	2,668,205	10,053	0.38
Borrowings	480,794	9,939	2.07	492,128	10,164	2.07	400,580	6,516	1.63
Total interest-bearing liabilities	4,167,033	24,794	0.60	3,910,861	21,842	0.56	3,068,785	16,569	0.54
Noninterest-bearing deposits	1,120,264			945,222			797,435
Other liabilities	44,666			39,976			48,936
Total liabilities	5,331,963			4,896,059			3,915,156
Stockholders' Equity	753,724			675,295			540,255
Total Liabilities and Stockholders' Equity	$6,085,687	24,794	0.45	$5,571,354	21,842	0.44	$4,455,411	16,569	0.41
Net Interest Income		$207,379			$194,958			$160,308
Net Interest Margin			3.80%			3.91%			3.99%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2015, 2014 and 2013. These totals equal $10,975, $7,921 and $6,043, respectively.

(3) Non-accruing loans have been included in the average balances.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2015, asset yields decreased 10 basis points on a fully taxable equivalent basis (FTE). Interest costs increased 1 basis point, resulting in a net decrease in net interest margin of 11 basis points when compared to 2014. Average earning assets increased $479,491,000 primarily due to a larger loan portfolio. In November 2014, the Corporation acquired Community and average earning assets only included approximately six weeks of averages related to the acquisition, but an entire year in 2015. In addition, the Corporation acquired C Financial in April 2015. Additional details of these acquisitions are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

In 2014, asset yields decreased 5 basis points FTE and interest cost increased 3 basis points, resulting in an 8 basis points decrease in net interest margin compared to 2013. In 2013, average earning assets only included approximately six weeks of averages related to assets acquired from CFS; however, 2014 included an entire year of averages. Average earning assets increased $968,091,000 and were a result of larger loan and investment portfolios, which has positive volume variances of $33,894,000 and $9,393,000, respectively. In addition, a low interest rate environment produced a negative rate variance of $5,934,000 (FTE), resulting in a net increase of $32,772,000 (FTE) in net interest income.

Average earning assets include the average balance of securities classified as available for sale, computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.  In addition, annualized amounts are computed utilizing a 30/360 day basis.

Non-Interest Income

Non-interest income increased $6.1 million, or 9.2 percent, in 2015 compared to 2014. The June 12, 2015 sale of FMIG resulted in an $8.3 million pre-tax gain, but also a $3.3 million decrease in insurance commissions when compared to 2014. Additionally, the acquisitions of Community on November 7, 2014 and C Financial on April 17, 2015 resulted in a larger customer base that contributed to increases in gains on sale of mortgage loans and electronic card interchange fees of $1.6 million and $1.3 million, respectively. Additional details related to the sale of FMIG and the acquisition of Community and C Financial can be found in Note 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Finally, as detailed in Note 12. BORROWINGS, included within the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million.

Offsetting these increases were decreases from 2014 to 2015 in gains on the sale of other real estate owned, gains on the sale of investment securities, and earnings on cash surrender value of life insurance of $2.4 million, $911,000 and $740,000, respectively. The decreases in gains on the sales of other real estate owned and investment securities were volume driven while the decrease in earnings on cash surrender value of life insurance was a result of 2014 including an $846,000 death benefit from Bank Owned Life Insurance.

In 2014, non-interest income increased $10.4 million, or 18.5 percent in comparison to 2013. The November 12, 2013 acquisition of CFS was the largest contributing factor to the year-over-year increase.

Significant increases realized during 2014 when compared to 2013 included service charge income, other customer fees (primarily electronic card interchange fees and investment brokerage fees) and other income, including gains on sale of other real estate owned, totaling $3.3 million, $3.8 million and $1.5 million, respectively. Additionally, gains on the sale of investment securities increased $3.1 million from 2013 to 2014. Additional details on investment securities can be found in Note 4. INVESTMENT SECURITIES, included within the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Finally, 2014 earnings on cash surrender value of life insurance increased $1.0 million from the previous year, primarily due to receipt of an $846,000 death benefit from Bank Owned Life Insurance during the period.

Partially offsetting the year-over-year increases from 2013 to 2014 was a $2.6 million decrease in net gains recognized on the sale of mortgage loans. Mortgage origination and refinance volumes decreased from 2013 levels as a result of interest rate and economic factors.

The Community acquisition resulted in $201,000 of non-interest income during the last seven weeks of 2014.

Non-Interest Expenses

Non-interest expenses increased $8.9 million, or 5.3 percent, in 2015 compared to 2014. The Community and C Financial acquisitions along with the December 31, 2015 acquisition of Ameriana were the most significant factors in the year-over-year increase. During 2015, the Corporation recorded $9.8 million of one-time expenses that were primarily merger, integration and system conversion related.

Additionally in 2015, salaries and employee benefits increased $5.4 million, or 5.6 percent, over 2014. The increase was driven by the addition of Community and C Financial employees as well as severance expenses associated with the Ameriana acquisition. Also, as a result of the increased franchise size resulting from the acquisitions, the Corporation experienced increases in equipment and net occupancy expenses of $1.5 million and $837,000, respectively. Finally, as a result of one-time merger and integration expenses, professional and other outside services and other expenses increased by $1.7 million and $1.4 million, respectively.

Offsetting these increases was a $1.9 million decrease, from 2014 to 2015, in other real estate owned and foreclosure expenses as a result of continued improvement in asset quality trends.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2014, non-interest expenses increased $25.4 million, or 17.7 percent, compared to 2013. As with non-interest income, the CFS acquisition was the most significant factor in the year-over-year increase.

Salaries and employee benefits increased $11.1 million, or 13.0 percent, in 2014 compared to 2013 due to the addition of CFS employees since the acquisition. The Corporation also experienced a $3.5 million increase in net occupancy expense, as 20 banking center locations were added as a result of the CFS acquisition. In addition to the non-interest expense increases associated with operating a larger organization, 2014 included $1.5 million of non-recurring expenses associated with the CFS acquisition.

The Community acquisition resulted in $2.2 million of one-time expenses in 2014 and also added $646,000 of non-interest expense in the last seven weeks of 2014.

Income Tax Expense

Income tax expense in 2015 was $25,665,000 on pre-tax income of $91,049,000, or 28.2 percent. For the same period in 2014, income tax expense was $22,123,000 on pre-tax income of $82,285,000, or 26.9 percent. The increase in the effective tax rate in 2015 when compared to 2014 was primarily a result of a permanent book-to-tax basis difference associated with the gain on sale of FMIG. Details of the FMIG sale are included in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Additional income tax expense details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in Note 22. INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized common equity tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. Regulatory capital ratios at December 31, 2015, were calculated under Basel III while regulatory capital ratios at December 31, 2014, were calculated under Basel I.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2015 and December 31, 2014 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$783,776	14.94%	$419,809	8.00%	N/A	N/A
First Merchants Bank	739,793	13.98	423,242	8.00	$529,052	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$656,323	12.51%	$314,857	6.00%	N/A	N/A
First Merchants Bank	677,340	12.80	317,431	6.00	$423,242	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$603,063	11.49%	$236,143	4.50%	N/A	N/A
First Merchants Bank	677,340	12.80	238,074	4.50	$343,884	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$656,323	10.85%	$242,001	4.00%	N/A	N/A
First Merchants Bank	677,340	11.22	241,423	4.00	$301,779	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$685,507	15.34%	$357,581	8.00%	N/A	N/A
First Merchants Bank	653,169	14.64	356,884	8.00	$446,105	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$564,535	12.63%	$178,791	4.00%	N/A	N/A
First Merchants Bank	597,305	13.39	178,442	4.00	$267,663	6.00%
Tier 1 capital to average assets
First Merchants Corporation	$564,535	10.15%	$222,533	4.00%	N/A	N/A
First Merchants Bank	597,305	10.56	226,339	4.00	$282,953	5.00%

Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

On November 7, 2014, the Corporation acquired 100 percent of Community and pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million.

On December 31, 2015, the Corporation acquired 100 percent of Ameriana and pursuant to the merger agreement, each Ameriana shareholder received 0.9037 of a share of First Merchants common stock for each outstanding share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Additionally, management believes the following tables are also meaningful when considering performance measures of the Corporation.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.17% percent at December 31, 2015, and 9.16% percent at December 31, 2014.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	December 31, 2015	December 31, 2014
Total Stockholders' Equity (GAAP)	$850,509	$726,827
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets, net of tax (GAAP)	(253,486)	(212,669)
Tangible common equity (non-GAAP)	$596,898	$514,033
Total assets (GAAP)	$6,761,003	$5,824,127
Less: Intangible assets, net of tax (GAAP)	(253,486)	(212,669)
Tangible assets (non-GAAP)	6,507,517	5,611,458
Tangible common equity to tangible assets (non-GAAP)	9.17%	9.16%

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the periods ended December 31, 2015 and 2014.

(Dollars in Thousands, Except Per Share Amounts)	December 31, 2015	December 31, 2014
Average goodwill (GAAP)	$206,032	$191,033
Average core deposit intangible (GAAP)	14,859	13,323
Average deferred tax on CDI (GAAP)	(5,610)	(5,002)
Intangible adjustment (non-GAAP)	$215,281	$199,354
Average stockholders' equity (GAAP)	$753,724	$675,295
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(215,281)	(199,354)
Average tangible capital (non-GAAP)	$538,318	$475,816
Average assets (GAAP)	$6,085,687	$5,571,354
Intangible adjustment (non-GAAP)	(215,281)	(199,354)
Average tangible assets (non-GAAP)	$5,870,406	$5,372,000
Net income available to common stockholders (GAAP)	$65,384	$60,162
CDI amortization, net of tax (GAAP)	1,720	1,395
Tangible net income available to common stockholders (non-GAAP)	$67,104	$61,557
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$1.72	$1.65
Diluted tangible net income available to common stockholders (non-GAAP)	$1.76	$1.68
Ratios:
Return on average GAAP capital (ROE)	8.67%	8.91%
Return on average tangible capital	12.47%	12.94%
Return on average assets (ROA)	1.07%	1.08%
Return on average tangible assets	1.14%	1.15%

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

At December 31, 2015, non-performing loans totaled $33,312,000 and included $2,229,000 of non-accrual loans acquired in the Ameriana transaction. The acquired non-accruals were offset by a $19,629,000 decrease in non-accruals in the existing portfolio, contributing to a $17,469,000 decrease in non-performing loans from December 31, 2014. Non-accrual loans totaled $31,389,000 at December 31, 2015. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 131.1 percent at December 31, 2014 to 199.0 percent at December 31, 2015.  See additional information in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Other real estate owned totaling $17,257,000 at December 31, 2015, declined $2,036,000 during the twelve month period despite the addition of $5,719,000 of real estate assets acquired in the Ameriana acquisition.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90+ days at December 31, 2015 decreased $3,756,000 to $907,000 from the December 31, 2014 balance of $4,663,000. Commercial and industrial loans 90+ days delinquent and accruing decreased to zero at December 31, 2015 from the December 31, 2014 balance of $2,985,000. Renegotiated loans decreased $69,000 as the amount of new troubled debt restructurings during the period was outpaced by the continued performance of troubled debt restructurings from prior periods.

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At December 31, 2015, commercial impaired loans totaled $97,527,000, a decrease of $18,696,000 from December 31, 2014. Included in the December 31, 2015 balance of commercial impaired loans was $13,206,000 in loans acquired in the Ameriana and C Financial transactions. At December 31, 2015, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $90,975,000 as there was no identified loss on these credits. An allowance of $1,842,000 was recorded for the remaining balance of these impaired loans totaling $6,552,000 and is included in the Corporation’s allowance for loan losses.

At December 31, 2015, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $51,476,000; a decrease of $23,261,000 from December 31, 2014 as noted in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2015	2014
Non-performing assets:
Non-accrual loans	$31,389	$48,789
Renegotiated loans	1,923	1,992
Non-performing loans (NPL)	33,312	50,781
Other real estate owned	17,257	19,293
Non-performing assets (NPA)	50,569	70,074
90+ days delinquent and still accruing	907	4,663
NPAs & 90+ days delinquent	$51,476	$74,737
Impaired loans (includes substandard, doubtful and loss)	$97,527	$116,223

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of non-performing assets and 90-day delinquent loans is reflected in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2015	2014
Non-performing assets and 90+ days delinquent:
Commercial and industrial loans	$5,544	$10,033
Agricultural production financing and other loans to farmers	827	5,800
Real estate loans
Construction	9,345	8,363
Commercial and farmland	18,243	30,400
Residential	14,528	17,079
Home equity	2,665	2,802
Individual's loans for household and other personal expenditures	324	260
Other commercial loans
Non-performing assets plus 90+ days delinquent	$51,476	$74,737

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

Commercial construction and land development loans were $366,704,000 at December 31, 2015, an increase of $159,483,000 from December 31, 2014. At December 31, 2015, construction and land development loans represent 7.8 percent of loans compared to 5.3 percent at December 31, 2014.  Management continues to closely monitor this segment of the portfolio, as well as being selective with additional exposure to this industry.

In 2015, total net charge offs were $1,928,000, a decrease of $4,538,000 from 2014 and $6,216,000 from 2013.  The Corporation incurred two commercial loan charge offs over $500,000 in 2015 totaling $1,635,000.  Two recoveries over $500,000, totaling $1,640,000, were recognized during the year.  Residential real estate accounted for $1,298,000, or 67.3 percent of total net charge offs, compared to $633,000, or 9.8 percent, in 2014.

The table below represents loan loss experience for the years indicated.

(Dollars in Thousands)	2015	2014	2013
Allowance for loan losses:
Balance at January 1	$63,964	$67,870	$69,366
Charge offs	8,272	17,382	18,134
Recoveries	6,344	10,916	9,990
Net charge offs	1,928	6,466	8,144
Provision for loan losses	417	2,560	6,648
Balance at December 31	$62,453	$63,964	$67,870
Ratio of net charge offs during the period to average loans outstanding during the period	0.05%	0.17%	0.27%
Ratio of allowance to non-accrual loans	199.00%	131.10%	120.30%

The distribution of the net charge offs for the years indicated is provided in the following table.

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Net charge offs:
Commercial and industrial loans	$(302)	$865	$1,932
Agricultural production financing and other farm loans	757	970	(317)
Real estate loans
Construction	101	(509)	6
Commercial and farmland	(1,209)	3,820	3,935
Residential	1,298	633	1,347
Home equity	1,025	453	1,247
Individuals loans for household and other personal expenditures	268	280	67
Lease financing receivables, net of unearned income		(22)	11
Other commercial loans	(10)	(24)	(84)
Total net charge offs	$1,928	$6,466	$8,144

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2015, 2014 and 2013 were $417,000, $2,560,000 and $6,648,000, respectively, showing significant year-over-year declines.

Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and an independent review. The evaluation takes into consideration identified credit problems, management's judgment as to the impact of current economic conditions on the portfolio and the possibility of losses inherent in the loan portfolio that are not specifically identified.  Additional details are discussed in Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements included as item 8 of this Annual Report on Form 10-K.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at December 31, 2015.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values. Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

In conformance with ASC 805 and ASC 820, loans purchased after December 31, 2008 are recorded at the acquisition date fair value. Such loans are included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan. An allowance may also be necessary if the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceed the fair value adjustment on the portion of the purchased portfolio not deemed impaired.

At December 31, 2015, the allowance for loan losses was $62,453,000, a decrease of $1,511,000 from December 31, 2014. As a percent of loans, the allowance decreased to 1.3 percent at December 31, 2015 from 1.6 percent at December 31, 2014.  The decrease in the ratio of allowance to loans was due in part to a $430,289,000 net increase in loans, net of fair value adjustments, resulting from the acquisition of Ameriana and C Financial. During 2015, the specific reserves against impaired loans decreased by $927,000, and the allowance for loans not deemed impaired decreased by $584,000. Not included in the allowance for loan losses is the remaining fair value discount on acquired loans of $47,057,000 and $43,250,000 as of December 31, 2015 and 2014, respectively.

Loans are generally secured by specific items of collateral, including real property and business assets.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The appraisers determine the value of the real estate by utilizing an income or market valuation approach. Updated “as is” or “liquidation value” appraisals are obtained as individual circumstances and/or market conditions warrant. Partially charged off loans measured for impairment based on their collateral value are generally not returned to performing status subsequent to receiving updated appraisals or restructure of the loan. If an appraisal is not available, the fair value may be determined by using a discounted cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements.  Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

Loans deemed impaired according to guidance set forth in ASC 310 are evaluated during problem loan meetings held within each reporting period by a special assets management team.  Loan collateral and customer financial information are reviewed and the level of impairment is assessed to determine appropriate reserve and/or charge off amounts. Loans or portions of loans are charged off when they are considered uncollectible.  It is the Corporation’s policy to recognize losses promptly to prevent overstatement of assets, earnings and capital.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes loan loss reserves by loan segment for the periods ended December 31, 2015 and 2014.

	December 31, 2015
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$1,277	$243		$169		$1,689
Collectively evaluated for impairment	25,201	21,753	$2,689	10,966	$2	60,611
Loans acquired with deteriorated credit quality		149		4		153
Total allowance for loan losses	$26,478	$22,145	$2,689	$11,139	$2	$62,453

	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$1,455	$470		$194		$2,119
Collectively evaluated for impairment	27,369	18,207	$2,658	12,958	$3	61,195
Loans acquired with deteriorated credit quality		650				650
Total allowance for loan losses	$28,824	$19,327	$2,658	$13,152	$3	$63,964

The historical loss allocation for loans not deemed impaired according to ASC 450 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans.  This look back period includes all charge offs from the most recent seven quarters and is reflective of current conditions.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of non-impaired loans, by risk grade, to charge off.  The decrease in the allowance as a percent of originated loans reflected the impact of the stabilizing economic environment on the Corporation’s loan portfolio, resulting in improved credit quality and fewer charge offs.

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance.  As the economic environment has seen improvement during recent periods, management believes losses inherent in the portfolio may not be immediately apparent for specific identification.

The Corporation’s primary market areas for lending are central Indiana, northwestern Indiana, northeastern Illinois, and central Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. The allowance for loan losses at December 31, 2015 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

Goodwill is reviewed annually for impairment. The Corporation completed its most recent annual goodwill impairment test as of October 1, 2015 and concluded, based on current events and circumstances, goodwill is not impaired. The Ameriana acquisition on December 31, 2015 and the C Financial acquisition on April 17, 2015 resulted in goodwill of $37,753,000 and $11,126,000, respectively. On June 12, 2015, the sale of FMIG resulted in a goodwill reduction of $8,474,000. Additionally, on November 7, 2014, the Community acquisition resulted in goodwill of $13,776,000. Details regarding the acquisitions and sale are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled$658,400,000 at December 31, 2015, an increase of $108,857,000, or 19.8 percent, from December 31, 2014. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $4,144,000 at December 31, 2015. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, Federal Home Loan Bank ("FHLB") advances are utilized as a funding source. At December 31, 2015, total borrowings from the FHLB were $235,652,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2015 was $388,176,000.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2015, the Corporation was in compliance with these covenants.

Additionally, on April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of December 31, 2015, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2015, the Corporation was in compliance with these covenants. The line of credit was scheduled to mature on April 10, 2015; however, on April 9, 2015 the agreement was renewed with a maturity date of April 8, 2016.

On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million. As of December 31, 2015, $51.7 million of subordinated debentures remain outstanding with a maturity date of September 15, 2037.

Additionally, on December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2007 for $10,310,000 and have a maturity of March 2036. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2015 was 2.0 percent. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.
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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2015 are as follows:

December 31,
(Dollars in Thousands)	2015
Amounts of Commitments:
Loan commitments to extend credit	$1,547,048
Standby letters of credit	46,734
$1,593,782

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2015 are as follows:

(Dollars in Thousands)	2016	2017	2018	2019	2020	2021 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$3,076	$2,353	$1,419	$1,222	$1,060	$6,629		$15,759
Federal funds purchased	49,721							49,721
Securities sold under repurchase agreements	155,325							155,325
Federal Home Loan Bank advances	91,441	37,222	26,851	13,828	31,310	35,000		235,652
Subordinated debentures and term loans	183					132,012	$(4,349)	127,846
Total	$299,746	$39,575	$28,270	$15,050	$32,370	$173,641	$(4,349)	$584,303

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s asset and liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest rate sensitivity reports and net interest income simulation modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2015, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2015.

	December 31, 2015
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$32,315				$32,315
Investment securities	66,345	$97,411	$335,830	$777,413	1,276,999
Loans	2,543,191	370,283	1,015,545	702,350	4,631,369
Federal Reserve and Federal Home Loan Bank stock			37,633		37,633
Total rate-sensitive assets	$2,641,851	$467,694	$1,389,008	$1,479,763	$5,978,316
Rate-Sensitive Liabilities:
Interest-bearing deposits	$3,187,389	$180,345	$413,992	$241,894	$4,023,620
Federal funds purchased	49,721				49,721
Securities sold under repurchase agreements	155,325				155,325
Federal Home Loan Bank advances	74,245	74,423	65,506	21,478	235,652
Subordinated debentures and term loans	51,702			76,144	127,846
Total rate-sensitive liabilities	$3,518,382	$254,768	$479,498	$339,516	$4,592,164
Interest rate sensitivity gap by period	$(876,531)	$212,926	$909,510	$1,140,247
Cumulative rate sensitivity gap	$(876,531)	$(663,605)	$245,905	$1,386,152
Cumulative rate sensitivity gap ratio
at December 31, 2015	75.1%	82.4%	105.8%	130.2%
at December 31, 2014	75.8%	84.9%	111.2%	130.5%

The Corporation had a cumulative positive gap of $663,605,000 in the one-year horizon at December 31, 2015 or 9.82 percent of total assets.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2015, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2015
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(25)
Federal Funds	200	(25)
One-Year CMT	200	(56)
Three-Year CMT	200	(100)
Five-Year CMT	200	(100)
CD's	200	(21)
FHLB	200	(83)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2015. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2015
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$198,711	$213,758	$188,921
Variance from Base		$15,047	$(9,790)
Percent of Change from Base		7.57%	(4.93)%

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

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2015, and 2014. Earnings assets at December 31, 2015 increased by $849,059,000 compared to December 31, 2014.  Loans and loans held for sale and investment securities increased by $771,616,000 and $96,368,000, respectively. The five largest loan segments that experienced increases were commercial and industrial, construction, residential, commercial and farmland and other loans. A slight decrease was noted in agricultural production financing and other loans to farmers. The two most significant earning assets acquired in the Ameriana transaction were loans of $319,664,000 and investment securities available for sale of $63,058,000, while the most significant earning asset acquired in the C Financial transaction was loans of $110,625,000.

	December 31,	December 31,
(Dollars in Thousands)	2015	2014
Interest-bearing time deposits	$32,315	$47,520
Investment securities available for sale	658,400	549,543
Investment securities held to maturity	618,599	631,088
Mortgage loans held for sale	9,894	7,235
Loans	4,693,822	3,924,865
Federal Reserve and Federal Home Loan Bank stock	37,633	41,353
	$6,050,663	$5,201,604

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements; FHLB advances; subordinated debentures and term loans) based on year-end levels at December 31, 2015 and 2014.

	December 31,	December 31,
(Dollars in Thousands)	2015	2014
Deposits	$5,289,647	$4,640,694
Federal funds purchased	49,721	15,381
Securities sold under repurchase agreements	155,325	124,539
Federal Home Loan Bank advances	235,652	145,264
Subordinated debentures and term loans	127,846	126,810
	$5,858,191	$5,052,688

The Ameriana acquisition on December 31, 2015 and the C Financial acquisition on April 17, 2015 resulted in deposits of $382,547,000 and $105,326,000, respectively. As part of the Ameriana acquisition, the Corporation assumed approximately $24,938,000 of Federal Home Loan Bank Adances. The C Financial acquisition resulted in an additional $18,958,000 of Federal Home Loan Bank advances at acquisition, of which, approximately $7,361,000 matured during 2015 and $11,597,000 remained at December 31, 2015.

On August 10, 2015, the Corporation completed the cancellation of $5,000,000 of subordinated debentures at a gain of $1,250,000. This decrease was offset by an increase in subordinated debentures of $5,961,000 as a result of the Ameriana acquisition. Details regarding the acquisitions are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax expense totaled $25,665,000 for 2015 compared to $22,123,000 for 2014.  The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in Note 22. INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable increased from $41,960,000 at December 31, 2014 to $46,977,000 at December 31, 2015. In addition, the Corporation’s net deferred tax asset has increased from $39,392,000 at December 31, 2014 to $43,555,000 at December 31, 2015.  The $4,163,000 increase in the Corporation’s net deferred tax asset was primarily driven by a $9,262,000 increase resulting from the Ameriana acquisition. The largest offsetting deferred tax asset decreases not related to the Ameriana acquisition were associated with accounting for loans, federal net operating loss carryforwards, deferred compensation, and allowance for loan losses of $1,873,000, $1,662,000, $857,000 and $789,000, respectively. The deferred tax asset decreases were partially offset by a decline in the deferred tax liability associated with the accounting for unrealized gains on available for sale securities of $955,000.

The Corporation has recorded a valuation allowance of $15,736,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.

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
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2015, and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016, expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
February 29, 2016

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2015	2014
ASSETS
Cash and cash equivalents	$102,170	$118,616
Interest-bearing time deposits	32,315	47,520
Investment securities available for sale	658,400	549,543
Investment securities held to maturity (fair value of $632,380 and $647,723)	618,599	631,088
Loans held for sale	9,894	7,235
Loans	4,693,822	3,924,865
Less: Allowance for loan losses	(62,453)	(63,964)
Net loans	4,631,369	3,860,901
Premises and equipment	97,648	77,691
Federal Reserve and Federal Home Loan Bank stock	37,633	41,353
Interest receivable	24,415	19,984
Core deposit intangibles	16,635	16,031
Goodwill	243,129	202,724
Cash surrender value of life insurance	200,539	169,424
Other real estate owned	17,257	19,293
Tax asset, deferred and receivable	46,977	41,960
Other assets	24,023	20,764
TOTAL ASSETS	$6,761,003	$5,824,127
LIABILITIES
Deposits:
Noninterest-bearing	$1,266,027	$1,070,859
Interest-bearing	4,023,620	3,569,835
Total Deposits	5,289,647	4,640,694
Borrowings:
Federal funds purchased	49,721	15,381
Securities sold under repurchase agreements	155,325	124,539
Federal Home Loan Bank advances	235,652	145,264
Subordinated debentures and term loans	127,846	126,810
Total Borrowings	568,544	411,994
Interest payable	3,092	3,201
Other liabilities	49,211	41,411
Total Liabilities	5,910,494	5,097,300
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 40,664,259 and 37,669,948 shares	5,083	4,709
Additional paid-in capital	504,530	431,220
Retained earnings	342,133	292,403
Accumulated other comprehensive loss	(1,362)	(1,630)
Total Stockholders' Equity	850,509	726,827
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,761,003	$5,824,127

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	December 31,	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2015	2014	2013
INTEREST INCOME
Loans receivable:
Taxable	$180,805	$172,039	$142,752
Tax-exempt	3,459	327	393
Investment securities:
Taxable	17,885	19,882	15,214
Tax-exempt	16,922	14,383	10,829
Deposits with financial institutions	160	124	158
Federal Reserve and Federal Home Loan Bank stock	1,967	2,124	1,488
Total Interest Income	221,198	208,879	170,834
INTEREST EXPENSE
Deposits	14,855	11,678	10,053
Federal funds purchased	74	177	102
Securities sold under repurchase agreements	368	529	787
Federal Home Loan Bank advances	2,836	2,842	2,096
Subordinated debentures, revolving credit lines and term loans	6,661	6,616	3,531
Total Interest Expense	24,794	21,842	16,569
NET INTEREST INCOME	196,404	187,037	154,265
Provision for loan losses	417	2,560	6,648
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	195,987	184,477	147,617
OTHER INCOME
Service charges on deposit accounts	16,201	15,747	12,400
Fiduciary activities	9,196	8,966	8,594
Other customer fees	16,959	15,699	11,866
Commission income	4,147	7,411	7,141
Earnings on cash surrender value of life insurance	2,919	3,659	2,613
Net gains and fees on sales of loans	6,483	4,899	7,511
Net realized gains on sales of available for sale securities	2,670	3,581	487
Gain on sale of insurance subsidiary	8,265
Gain on cancellation of subordinated debentures	1,250
Other income	4,441	6,438	5,404
Total Other Income	72,531	66,400	56,016
OTHER EXPENSES
Salaries and employee benefits	101,908	96,499	85,413
Net occupancy	14,668	13,831	10,291
Equipment	10,787	9,337	7,737
Marketing	3,493	3,464	2,236
Outside data processing fees	7,109	7,315	5,591
Printing and office supplies	1,353	1,565	1,340
Core deposit amortization	2,835	2,445	1,649
FDIC assessments	3,655	3,738	2,862
Other real estate owned and foreclosure expenses	6,137	8,043	6,661
Professional and other outside services	9,855	8,116	8,297
Other expenses	15,669	14,239	11,142
Total Other Expenses	177,469	168,592	143,219
INCOME BEFORE INCOME TAX	91,049	82,285	60,414
Income tax expense	25,665	22,123	15,884
NET INCOME	65,384	60,162	44,530
Preferred stock dividends			(2,380)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$65,384	$60,162	$42,150

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$1.73	$1.66	$1.42
Diluted	$1.72	$1.65	$1.41
See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$65,384	$60,162	$44,530
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $20, $8,001, and $6,841	(37)	14,860	(12,705)
Unrealized loss on securities transferred to held-to-maturity, net of tax of $0, $0, and $1,786			(3,316)
Unrealized gain on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $0, $995, and $767		1,847	1,425
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $588, $1,397, and $831	(1,093)	(2,599)	1,543
Reclassification adjustment for net losses (gains) included in net income net of tax of $435, $760, and $157	(808)	(1,410)	291
Defined benefit pension plans, net of tax of $1,187, $4,264, and $6,382
Net gain (loss) arising during period	2,404	(7,580)	10,704
Amortization of prior service cost	(198)	(338)	1,147
	268	4,780	(911)
Comprehensive income	$65,652	$64,942	$43,619

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2012	90,908	$90,908	28,692,616	$3,587	$256,843	$206,397	$(5,499)	$552,236
Comprehensive income
Net income						44,530		44,530
Other comprehensive income (loss), net of tax							(911)	(911)
Cash dividends on common stock ($.18 per share)						(5,612)		(5,612)
Cash dividends on preferred stock under small business lending fund						(2,380)		(2,380)
Preferred stock redemption under small business lending fund	(90,783)	(90,783)						(90,783)
Issuance of common stock related to acquisition			7,079,457	885	134,757			135,642
Share-based compensation			116,978	15	1,758			1,773
Stock issued under employee benefit plans			33,451	4	475			479
Stock issued under dividend reinvestment and stock purchase plan			18,449	2	323			325
Stock options exercised			13,750	2	113			115
Stock redeemed			(32,940)	(5)	(486)			(491)
Balances, December 31, 2013	125	$125	35,921,761	$4,490	$393,783	$242,935	$(6,410)	$634,923
Comprehensive income
Net income						60,162		60,162
Other comprehensive income, net of tax							4,780	4,780
Cash dividends on common stock ($.29 per share)						(10,694)		(10,694)
Issuance of common stock related to acquisition			1,574,298	197	34,784			34,981
Share-based compensation			132,446	17	2,160			2,177
Stock issued under employee benefit plans			26,547	3	475			478
Stock issued under dividend reinvestment and stock purchase plan			24,556	3	520			523
Stock options exercised			41,249	5	559			564
Stock redeemed			(50,909)	(6)	(1,061)			(1,067)
Balances, December 31, 2014	125	$125	37,669,948	$4,709	$431,220	$292,403	$(1,630)	$726,827
Comprehensive income
Net income						65,384		65,384
Other comprehensive income, net of tax							268	268
Cash dividends on common stock ($.41 per share)						(15,654)		(15,654)
Issuance of common stock related to acquisition			2,769,568	346	70,056			70,402
Share-based compensation			149,577	19	2,251			2,270
Stock issued under employee benefit plans			22,074	3	457			460
Stock issued under dividend reinvestment and stock purchase plan			26,375	3	658			661
Stock options exercised			96,066	12	1,519			1,531
Stock redeemed			(69,349)	(9)	(1,631)			(1,640)
Balances, December 31, 2015	125	$125	40,664,259	$5,083	$504,530	$342,133	$(1,362)	$850,509

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2015	2014	2013
Cash Flow From Operating Activities:
Net income	$65,384	$60,162	$44,530
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	417	2,560	6,648
Depreciation and amortization	6,262	6,007	4,670
Change in deferred taxes	4,444	15,048	2,147
Share-based compensation	2,270	2,177	1,773
Tax benefit from stock options exercised	(70)	(60)
Loans originated for sale	(364,411)	(222,892)	(280,693)
Proceeds from sales of Loans	361,752	220,988	297,851
Gain on sale of insurance subsidiary	(8,265)
Gain on cancellation of subordinated debentures	(1,250)
Gains on sales of securities available for sale	(2,670)	(3,581)	(487)
Change in interest receivable	(2,833)	(545)	(535)
Change in interest payable	(162)	1,332	(364)
Change in other receivable			110,032
Other adjustments	(4,208)	(5,356)	(2,441)
Net cash provided by operating activities	$56,660	$75,840	$183,131
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$24,917	$24,075	$196,753
Purchases of:
Securities available for sale	(200,154)	(110,936)	(398,491)
Securities held to maturity	(87,282)	(142,988)	(11,145)
Proceeds from sales of securities available for sale	83,647	126,575	25,222
Proceeds from maturities of:
Securities available for sale	63,124	68,339	93,273
Securities held to maturity	98,581	69,420	78,534
Change in Federal Reserve and Federal Home Loan Bank stock	7,268	(413)	(17)
Net change in loans	(350,287)	(170,109)	(142,861)
Net cash and cash equivalents received (paid) in acquisition	(7,936)	(10,084)	10,992
Net cash received from sale of insurance subsidiary	15,155
Proceeds from the sale of other real estate owned	12,567	14,241	12,346
Other investing activities	9	5,889	(2,768)
Net cash used in investing activities	$(340,391)	$(125,991)	$(138,162)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$240,736	$53,062	$141,052
Certificates of deposit and other time deposits	(79,656)	127,740	(211,399)
Borrowings	491,660	678,290	295,537
Repayment of borrowings	(370,813)	(789,563)	(163,838)
Cash dividends on common stock	(15,654)	(10,694)	(5,612)
Cash dividends on preferred stock			(2,380)
Stock issued under employee benefit plans	460	478	479
Stock issued under dividend reinvestment and stock purchase plans	661	523	325
Stock options exercised	1,461	504	115
Tax benefit from stock options exercised	70	60
Cumulative preferred stock redeemed (SBLF)			(90,783)
Stock redeemed	(1,640)	(1,067)	(491)
Net cash provided by (used in) financing activities	$267,285	$59,333	$(36,995)
Net Change in Cash and Cash Equivalents	(16,446)	9,182	7,974
Cash and Cash Equivalents, January 1	118,616	109,434	101,460
Cash and Cash Equivalents, December 31	$102,170	$118,616	$109,434
Additional cash flow information:
Interest paid	$24,903	$20,412	$16,639
Income tax paid	21,200	6,209	7,578
Loans transferred to other real estate owned	3,644	4,431	7,170
Fixed assets transferred to other real estate owned	1,600	297	461
Non-cash investing activities using trade date accounting	1,559	3,170	4,984

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Fair value of assets acquired	$635,047	$280,725	$1,132,231
Cash received (paid) in acquisition	(14,500)	(14,208)
Less: Common stock issued	70,402	34,981	135,642
Liabilities assumed	$550,145	$231,536	$996,589

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Merchants Corporation (the “Corporation”), and its principal wholly owned subsidiary, First Merchants Bank, N.A. (the “Bank”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The Bank also operates Lafayette Bank and Trust, Ameriana Bank, Ameriana Financial Services and First Merchants Trust Company as divisions of First Merchants Bank, N.A.

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

When the Corporation does not intend to sell a debt security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable income taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

OTHER REAL ESTATE OWNED consists of assets acquired through, or in lieu of, loan foreclosure and are held for sale. They are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in net income or expense from foreclosed assets. Other real estate owned also includes bank premises formerly, but no longer used for banking. Bank premises are transferred at the lower of carrying value or fair value less cost to sell.

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

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The tax years still subject to examination by taxing authorities are years subsequent to 2011.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

ACQUISITIONS AND DIVESTITURES

Ameriana Bancorp, Inc.

On December 31, 2015, the Corporation acquired 100 percent of Ameriana Bancorp, Inc., ("Ameriana"). Ameriana merged with and into the Corporation (the "Ameriana Merger") whereupon the separate corporate existence of Ameriana ceased and the Corporation survived. Immediately following the Ameriana Merger, Ameriana Bank, and Indiana Bank and wholly-owned subsidiary of Ameriana, merged with and into First Merchants Bank, National Association, a national Bank and wholly-owned subsidiary of the Corporation (the "Bank"), with the Bank continuing as the surviving bank. Ameriana was headquartered in New Castle, Indiana and had 13 banking centers serving central and east central Indiana. Pursuant to the merger agreement, each Ameriana shareholder received 0.9037 shares of First Merchants common stock for each outstanding share of Ameriana common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

The Corporation engaged in this transaction with the expectation that it would be accretive and expand the existing footprint in central and east central Indiana. Goodwill resulted from this transaction due to the expected synergies and economies of scale that are expected.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Ameriana acquisition is detailed in the following table. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and cash equivalents	$4,068
Interest-bearing time deposits	8,790
Investment securities	60,365
Loans	319,664
Premises and equipment	14,491
Federal Home Loan Bank stock	2,693
Other real estate owned	5,719
Interest receivable	1,306
Cash surrender value of life insurance	28,188
Other assets	7,086
Deposits	(382,547)
Interest payable	(24)
Federal Home Loan Bank Advances	(24,938)
Subordinated Debentures	(5,961)
Other liabilities	(9,451)
Net tangible assets acquired	29,449
Core deposit intangible	3,200
Goodwill	37,753
Purchase price	$70,402

Of the total purchase price, $3,200,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The residual purchase price has been allocated to goodwill, which is not deductible for tax purposes.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

C Financial Corporation

On April 17, 2015, the Corporation acquired 100 percent of C Financial Corporation, ("C Financial"). C Financial merged with and into the Corporation (the “C Financial Merger”) whereupon the separate corporate existence of C Financial ceased and the Corporation survived.  Immediately following the C Financial Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, merged with and into the Bank, with the Bank continuing as the surviving bank.  C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. As part of the $14.5 million C Financial Merger, shareholders of C Financial received $6.738 in cash for each share of C Financial common stock held. The Corporation expects the transaction to be accretive to income and expand the existing footprint in Columbus, Ohio. Goodwill resulted from this transaction due to the synergies and economies of scale that are expected.

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

Of the total purchase price, $981,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The residual purchase price has been allocated to goodwill, which is deductible for tax purposes because the transaction was considered a taxable exchange.

Community Bancshares, Inc.

On November 7, 2014, the Corporation acquired 100 percent of Community Bancshares, Inc. ("Community"). Community merged with and into the Corporation (the "Community Merger") whereupon the separate corporate existence of Community ceased and the Corporation survived. Immediately following the Community Merger, Community Bank, an Indiana bank and wholly-owned subsidiary of Community, merged with and into the Bank, with the Bank continuing as the surviving bank. Community was headquartered in Noblesville, Indiana and had 10 full-service banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of the Corporation's common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation engaged in this transaction with the expectation that it would be accretive and expand the existing footprint in central Indiana. Goodwill resulted from this transaction due to the expected synergies from combining operations. The purchase price of the Community acquisition was allocated as follows:

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

Of the total purchase price, $4,658,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The residual purchase price has been allocated to goodwill, which is not deductible for tax purposes.

CFS Bancorp, Inc.

On November 12, 2013, the Corporation acquired 100 percent of CFS Bancorp, Inc. ("CFS") in an all stock transaction. CFS merged with and into the Corporation (the "CFS Merger") whereupon the separate corporate existence of CFS ceased and the Corporation survived. Immediately following the CFS Merger, Citizens Financial Bank, a federal savings bank and wholly-owned subsidiary of CFS, merged with and into the Bank, with the Bank continuing as the surviving bank. CFS was headquartered in Munster, Indiana and had 20 full-service banking centers serving the northwestern Indiana and northeastern Illinois areas. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Of the total purchase price, $7,313,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The residual purchase price has been allocated to goodwill, which is not deductible for tax purposes.

First Merchants Insurance Services, Inc.

On June 12, 2015, the Corporation sold all of its stock in First Merchants Insurance Services, Inc., an Indiana Corporation ("FMIG"), to USI Insurance Services LLC, a Delaware limited liability company ("USI"). The sale price was $18.0 million, of which $16.0 million was paid at closing with the remaining $2.0 million paid through a two-year promissory note. The sale of FMIG generated a gain on sale of $8.3 million.

Pro Forma Financial Information

The results of operations of C Financial, Community and CFS have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended December 31, 2015, 2014 and 2013 as if the Ameriana, Community and CFS acquisitions had occurred as of the beginning of the comparable prior annual reporting period. Pro forma financial information of the C Financial acquisition is not included in the table below as it is deemed immaterial.

	2015	2014	2013
Total revenue (net interest income plus other income)	$291,614	$284,890	$253,668
Net income	$60,497	$64,174	$39,979
Net income available to common shareholders	$60,497	$64,174	$37,559
Earnings per share:
Basic	$1.49	$1.58	$0.98
Diluted	$1.48	$1.57	$0.97

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, premises expense for the banking centers acquired and the related income tax effects. The pro forma information for the year ended 2015 includes operating results from Ameriana as if the acquisition occurred at the beginning of the year. The 2015 pro forma includes $12.0 million, net of tax, of non-recurring expenses directly attributable to the Ameriana, C Financial and Community acquisitions and the FMIG divestiture. The pro forma information for the year ended 2014 includes $1.6 million of operating revenue from Community since the acquisition and approximately $1.8 million, net of tax, of non-recurring expenses directly attributable to the Community acquisition. The pro forma information for the year ended 2013 includes $4.9 million of operating revenue from CFS since the acquisition and approximately $9.5 million, net of tax, of non-recurring expenses directly attributable to the CFS acquisition.

The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition consummated as of that time, nor is it intended to be a projection of future results.

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2015, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

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

At December 31, 2015, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded federally insured limits by approximately $63,132,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $14,546,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2015, was $19,288,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

Available for sale at December 31, 2014
U.S. Government-sponsored agency securities	$100	$9		$109
State and municipal	216,915	11,801	$123	228,593
U.S. Government-sponsored mortgage-backed securities	310,460	8,771	127	319,104
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	529,212	20,581	250	549,543
Held to maturity at December 31, 2014
State and municipal	204,443	5,716	96	210,063
U.S. Government-sponsored mortgage-backed securities	426,645	11,527	512	437,660
Total held to maturity	631,088	17,243	608	647,723
Total Investment Securities	$1,160,300	$37,824	$858	$1,197,266

On December 31, 2015, the Corporation acquired 100 percent of Ameriana as discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. This purchase resulted in investment securities acquired of approximately $60.4 million.

Certain investments in debt securities are reported in the financial statements at amounts less than their historical cost.  The historical cost of these investments totaled $178,964,000 and $73,249,000 at December 31, 2015 and 2014, respectively.  Total fair value of these investments was $177,584,000  and $72,390,000, which was approximately 13.9 and 6.1 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2015 and 2014, respectively.

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary impairment (“OTTI”) is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2015.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2015. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $518,000 on twenty-six securities and $787,000 on twenty-two securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

State and Municipal Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2015. As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $60,000 on twenty-two securities and $15,000 on seven securities in the available for sale and held to maturity portfolios, respectively.

Certain Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in	Accumulated Credit Losses in
	2015	2014
Credit losses on debt securities held:
Balance, January 1	$500	$11,355
Reductions for previous other-than-temporary losses realized on securities sold during the year	(500)	$(10,855)
Balance, December 31	$—	$500

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2015
State and municipal	$7,558	$60			$7,558	$60
U.S. Government-sponsored mortgage-backed securities	83,396	445	$2,101	$73	85,497	518
Total Temporarily Impaired Available for Sale Securities	90,954	505	2,101	73	93,055	578
Temporarily Impaired Held to Maturity Securities at December 31, 2015
State and municipal			1,982	15	1,982	15
U.S. Government-sponsored mortgage-backed securities	69,641	519	12,906	268	82,547	787
Total Temporarily Impaired Held to Maturity Securities	69,641	519	14,888	283	84,529	802
Total Temporarily Impaired Investment Securities	$160,595	$1,024	$16,989	$356	$177,584	$1,380

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2014
State and municipal	$1,256	$7	$9,850	$116	$11,106	$123
U.S. Government-sponsored mortgage-backed securities	2,186	13	5,447	114	7,633	127
Total Temporarily Impaired Available for Sale Securities	3,442	20	15,297	230	18,739	250
Temporarily Impaired Held to Maturity Securities at December 31, 2014
State and municipal	5,119	96	250		5,369	96
U.S. Government-sponsored mortgage-backed securities	9,791	82	38,491	430	48,282	512
Total Temporarily Impaired Held to Maturity Securities	14,910	178	38,741	430	53,651	608
Total Temporarily Impaired Investment Securities	$18,352	$198	$54,038	$660	$72,390	$858

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2015
Due in one year or less	$4,658	$4,704	$4,144	$4,148
Due after one through five years	13,725	14,295	28,054	29,175
Due after five through ten years	52,878	55,375	81,483	83,646
Due after ten years	220,600	231,672	106,086	109,765
	291,861	306,046	219,767	226,734
U.S. Government-sponsored mortgage-backed securities	342,550	346,266	398,832	405,646
Equity securities	3,912	3,912
Certificates of deposit	2,176	2,176
Total Investment Securities	$640,499	$658,400	$618,599	$632,380

Securities with a carrying value of approximately $637,358,000, $449,408,000 and $373,533,000  were pledged at December 31, 2015, 2014 and 2013, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

Gross gains of $2,770,000, $3,581,000 and $487,000 were realized on sales of investment securities in 2015, 2014 and 2013, respectively. Gross losses of $100,000 were realized on sales of investment securities in 2015. There were no losses from the sales of investment securities in 2014 or 2013, respectively.

NOTE 5

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale at December 31, 2015 and 2014, were $9,894,000 and $7,235,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2015	December 31, 2014

Commercial and industrial loans	$1,057,075	$896,688
Agricultural production financing and other loans to farmers	97,711	104,927
Real estate loans:
Construction	366,704	207,221
Commercial and farmland	1,802,921	1,672,661
Residential	786,105	647,315
Home equity	348,613	286,529
Individuals' loans for household and other personal expenditures	74,717	73,400
Lease financing receivables, net of unearned income	588	1,106
Other commercial loans	159,388	35,018
Loans	4,693,822	3,924,865
Allowance for loan losses	(62,453)	(63,964)
Net Loans	$4,631,369	$3,860,901

During the twelve months ended December 31, 2015, loans acquired through business combinations totaled $430,289,000. See the information regarding the business combinations in the Note 2. ACQUISITIONS AND DIVESTITURES section of the Financial Statements and Supplementary Data included as Item 8 of this Annual Report on Form 10-K.

At December 31, 2015, Other commercial loans totaled $159,388,000, an increase of $124,370,000 from December 31, 2014. This increase was primarily a result of organic growth in the obligations of the state and political subdivisions sector of the portfolio.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2015.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The allowance is increased by provision expense and decreased by charge offs less recoveries. All charge offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge off. The Bank charges off a loan when a determination is made that all or a portion of the loan is uncollectible. The amount provided for loan losses in a given period may be greater than or less than net loan losses experienced during the period, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount is based on management’s ongoing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and independent loan reviews.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of the current environment and economic conditions on the portfolio.

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

The historical loss allocation for loans not deemed impaired according to ASC 310 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment. The historical loss factors are based upon actual loss experience within each risk and call code classification. The historical look back period for non-criticized loans looks to the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans. Each of the rolling four quarter periods used to obtain the average, include all charge offs for the previous twelve-month period, therefore the historical look back period includes seven quarters. The resulting allocation is reflective of current conditions. Criticized loans are grouped based on the risk grade assigned to the loan. Loans with a special mention grade are assigned a loss factor, and loans with a classified grade but not impaired are assigned a separate loss factor. The loss factor computation for this allocation includes a segmented historical loss migration analysis of risk grades to charge off.

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to ensure that losses inherent in the portfolio are reflected in the allowance for loan losses. The environmental component adjusts the historical loss allocations for non-impaired loans to reflect relevant current conditions that, in management's opinion, have an impact on loss recognition. Environmental factors that management reviews in the analysis include: national and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.

In conformance with ASC 805 and ASC 820, loans purchased after December 31, 2008 are recorded at the acquisition date fair value. Such loans are included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan or the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceeds the fair value adjustment on the portion of the purchased portfolio not deemed impaired.

At December 31, 2015, the allowance for loan losses was $62,453,000, a decrease of $1,511,000 from the December 31, 2014 balance of $63,964,000. Specific reserves on impaired loans decreased $927,000 to $1,842,000, from $2,769,000 at December 31, 2014. Net charge offs for the twelve months ended December 31, 2015, were $1,928,000, a decrease of $4,538,000 from the same period in 2014. The provision for loan losses for the twelve months ended December 31, 2015 was $417,000, a decrease of $2,143,000 from the same period in 2014. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	(1,901)	1,710	299	310	(1)	417
Recoveries on loans	1,911	2,545	352	1,536		6,344
Loans charged off	(2,356)	(1,437)	(620)	(3,859)		(8,272)
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453

	Twelve Months Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	3,459	(464)	423	(839)	$(19)	2,560
Recoveries on loans	5,435	3,297	377	1,783	24	10,916
Loans charged off	(7,246)	(6,608)	(657)	(2,869)	(2)	(17,382)
Balances, December 31, 2014	$28,824	$19,327	$2,658	$13,152	$3	$63,964

	Twelve Months Ended December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$25,913	$26,703	$2,593	$14,157		$69,366
Provision for losses	2,794	340	(11)	3,514	$11	6,648
Recoveries on loans	4,586	3,552	556	1,292	4	9,990
Loans charged off	(6,117)	(7,493)	(623)	(3,886)	(15)	(18,134)
Balances, December 31, 2013	$27,176	$23,102	$2,515	$15,077		$67,870

The following tables show the Corporation’s allowance for loan losses and loan portfolio by loan segment for the years indicated:

	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$1,277	$243		$169		$1,689
Collectively evaluated for impairment	25,201	21,753	$2,689	10,966	$2	60,611
Loans acquired with deteriorated credit quality		149		4		153
Total Allowance for Loan Losses	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Loan balances:
Individually evaluated for impairment	$7,877	$16,670		$4,020		$28,567
Collectively evaluated for impairment	1,298,988	2,096,089	$74,717	1,125,316	$588	4,595,698
Loans acquired with deteriorated credit quality	7,309	56,866		5,382		69,557
Loans	$1,314,174	$2,169,625	$74,717	$1,134,718	$588	$4,693,822

	December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$1,455	$470		$194		$2,119
Collectively evaluated for impairment	27,369	18,207	$2,658	12,958	$3	61,195
Loans acquired with deteriorated credit quality		650				650
Total Allowance for Loan Losses	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Loan balances:
Individually evaluated for impairment	$16,108	$23,963		$4,022		$44,093
Collectively evaluated for impairment	1,011,122	1,796,797	$73,400	925,282	$1,106	3,807,707
Loans acquired with deteriorated credit quality	9,403	59,122		4,540		73,065
Loans	$1,036,633	$1,879,882	$73,400	$933,844	$1,106	$3,924,865

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2015	December 31, 2014
Commercial and industrial loans	$4,634	$7,048
Agriculture production financing and other loans to farmers	827	5,800
Real estate loans:
Construction	736	1,439
Commercial and farmland	11,277	19,350
Residential	11,818	12,933
Home equity	1,952	1,988
Individuals' loans for household and other personal expenditures	145	231
Total	$31,389	$48,789

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the composition of the Corporation’s commercial impaired loans by loan class for the years indicated:

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$22,151	$11,669		$12,578	$488
Agriculture production financing and other loans to farmers	370	361		439
Real estate loans:
Construction	4,551	2,336		3,662	157
Commercial and farmland	95,930	69,024		71,569	3,328
Residential	11,262	7,338		7,926	244
Home equity	297	247		249
Other commercial loans	20
Total	$134,581	$90,975		$96,423	$4,217
Impaired loans with related allowance:
Commercial and industrial loans	$3,043	$2,690	$1,247	$2,752	$38
Agriculture production financing and other loans to farmers	466	466	30	538
Real estate loans:
Commercial and farmland	2,144	1,933	392	1,868
Residential	2,300	1,463	173	1,787
Total	$7,953	$6,552	$1,842	$6,945	$38
Total Impaired Loans	$142,534	$97,527	$1,842	$103,368	$4,255

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$35,514	$18,029		$18,711	$362
Agriculture production financing and other loans to farmers	26	22		26
Real estate loans:
Construction	12,956	9,318		9,837	427
Commercial and farmland	95,856	68,187		70,844	3,389
Residential	10,591	6,839		6,987	119
Home equity	3,590	398		402
Other commercial loans	30
Total	$158,563	$102,793		$106,807	$4,297
Impaired loans with related allowance:
Commercial and industrial loans	$1,766	$1,684	$1,055	$1,721	$40
Agriculture production financing and other loans to farmers	6,777	5,777	400	8,044	1
Real estate loans:
Commercial and farmland	7,159	4,971	1,120	4,999	24
Residential	1,001	998	194	1,000
Total	$16,703	$13,430	$2,769	$15,764	$65
Total Impaired Loans	$175,266	$116,223	$2,769	$122,571	$4,362

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$35,066	$16,371		$19,209	$192
Agriculture production financing and other loans to farmers	32	30		32
Real estate loans:
Construction	16,109	10,625		11,621	117
Commercial and farmland	128,073	83,033		84,057	1,663
Residential	6,746	3,910		4,236	75
Home equity	3,299	112		225
Other commercial loans	454	172		181	1
Total	$189,779	$114,253		$119,561	$2,048
Impaired loans with related allowance:
Commercial and industrial loans	$1,390	$1,216	$683	$1,240	$9
Real estate loans:
Commercial and farmland	4,657	4,215	894	4,291	9
Residential	74	71	6	76
Total	$6,121	$5,502	$1,583	$5,607	$18
Total Impaired Loans	$195,900	$119,755	$1,583	$125,168	$2,066

At December 31, 2015, the commercial impaired loan total of $97,527,000 included $11,365,000 and $1,841,000 in loans acquired from Ameriana and C Financial, respectively. At December 31, 2014, the commercial impaired loan total of $116,223,000 included $17,027,000 in loans acquired from Community. At December 31, 2013, the commercial impaired loan total of $119,755,000 included $69,448,000 in loans acquired from CFS.

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

	December 31, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$962,340	$48,432	$45,984	$319				$1,057,075
Agriculture production financing and other loans to farmers	77,884	6,665	13,162					97,711
Real estate loans:
Construction	345,449	1,271	1,790			$18,114	$80	366,704
Commercial and farmland	1,679,141	46,442	77,338					1,802,921
Residential	171,576	3,107	10,428			593,533	7,461	786,105
Home equity	8,218	48	600			337,718	2,029	348,613
Individuals' loans for household and other personal expenditures						74,491	226	74,717
Lease financing receivables, net of unearned income	495		93					588
Other commercial loans	159,388							159,388
Loans	$3,404,491	$105,965	$149,395	$319		$1,023,856	$9,796	$4,693,822

	December 31, 2014
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$823,732	$24,455	$48,226	$275				$896,688
Agriculture production financing and other loans to farmers	96,155	1,195	7,577					104,927
Real estate loans:
Construction	185,394	3,164	2,928			$15,588	$147	207,221
Commercial and farmland	1,552,781	29,484	90,161				235	1,672,661
Residential	149,430	6,321	10,918			470,972	9,674	647,315
Home equity	6,368	12	690			277,571	1,888	286,529
Individuals' loans for household and other personal expenditures						73,165	235	73,400
Lease financing receivables, net of unearned income	998		108					1,106
Other commercial loans	35,018							35,018
Loans	$2,849,876	$64,631	$160,608	$275		$837,296	$12,179	$3,924,865

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables illustrate the past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,052,275	$166			$4,634	$4,800	$1,057,075
Agriculture production financing and other loans to farmers	96,884				827	827	97,711
Real estate loans:
Construction	362,084	3,884			736	4,620	366,704
Commercial and farmland	1,786,092	5,552			11,277	16,829	1,802,921
Residential	765,634	6,090	$2,061	$502	11,818	20,471	786,105
Home equity	344,344	1,433	560	324	1,952	4,269	348,613
Individuals' loans for household and other personal expenditures	73,990	445	56	81	145	727	74,717
Lease financing receivables, net of unearned income	588						588
Other commercial loans	159,324		64			64	159,388
Loans	$4,641,215	$17,570	$2,741	$907	$31,389	$52,607	$4,693,822

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$882,596	$4,006	$53	$2,985	$7,048	$14,092	$896,688
Agriculture production financing and other loans to farmers	98,236	891			5,800	6,691	104,927
Real estate loans:
Construction	204,683	1,017	82		1,439	2,538	207,221
Commercial and farmland	1,642,016	9,846	778	$671	19,350	30,645	1,672,661
Residential	626,821	4,876	1,831	854	12,933	20,494	647,315
Home equity	282,828	1,213	352	148	1,988	3,701	286,529
Individuals' loans for household and other personal expenditures	72,853	258	53	5	231	547	73,400
Lease financing receivables, net of unearned income	1,106						1,106
Other commercial loans	35,018						35,018
Loans	$3,846,157	$22,107	$3,149	$4,663	$48,789	$78,708	$3,924,865

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize troubled debt restructurings that occurred during the periods ended December 31, 2015 and 2014:

	December 31, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$4,111	$2,115	7
Real estate loans:
Construction	79	80	1
Commercial and farmland	1,281	3,024	3
Residential	200	1,113	10
Home equity	263	242	1
Individuals' loans for household and other personal expenditures	26	27	1
Total	$5,960	$6,601	23

	December 31, 2014
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial and farmland	$259	$259	1
Residential	632	622	9
Home equity	320	350	11
Individuals' loans for household and other personal expenditures	26	26	2
Total	$1,237	$1,257	23

The following tables show the recorded investment of troubled debt restructurings, by modification type, that occurred during the years indicated:

	December 31, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$761		$1,053	$1,814
Real estate loans:
Commercial and farmland	1,231		1,026	2,257
Residential	823	$170	45	1,038
Home equity		242		242
Individuals' loans for household and other personal expenditures		27		27
Total	$2,815	$439	$2,124	$5,378

	December 31, 2014
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Commercial and farmland	$288			$288
Residential	31	$218	$360	609
Home equity		100	243	343
Individuals' loans for household and other personal expenditures			23	23
Total	$319	$318	$626	$1,263

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Loans secured by commercial and farmland real estate made up 46 percent of the post-modification balances of the troubled debt restructured loans during the twelve months ending December 31, 2015.  The second largest class of troubled debt restructurings during 2015 was commercial and industrial loans, which accounted for 32 percent of the total post modification balances.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2015 and 2014, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Twelve Months Ended December 31, 2015
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$21
Total	1	$21

	Twelve Months Ended December 31, 2014
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$70
Total	1	$70

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

NOTE 6

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the years ended December 31, 2015, 2014, 2013 and 2012. The acquired loans detailed in the tables below are included in Note 5. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. As described in Note 5, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. All other loans not accounted for under ASC 310-30 are accounted for under ASC 310-20 which allows the remaining fair value adjustment to be accreted into income over the remaining life of the loans.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table includes the outstanding balance and carrying amount of all the performing and non-performing acquired loans, which are included in the Corporation's balance sheet at December 31, 2015 and 2014.

	December 31, 2015
	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$21,888	$104	$6,769	$52,060	$4,620	$85,441
Agricultural production financing and other loans to farmers			1,761		1,288	3,049
Real estate loans:
Construction	23,365	6,214	10,436	976		40,991
Commercial and farmland	144,514	27,838	49,997	189,372	13,293	425,014
Residential	123,231	55,856	21,886	118,105	6,063	325,141
Home Equity	14,261	9,144	8,231	31,986	13,431	77,053
Individuals' loans for household and other personal expenditures	1,731	10	461	443	48	2,693
Other commercial loans	1,928			72		2,000
Total	$330,918	$99,166	$99,541	$393,014	$38,743	$961,382

Carrying Amount	$319,664	$96,829	$93,355	$373,649	$34,092	$917,589
Allowance			4	149		153
Carrying Amount Net of Allowance	$319,664	$96,829	$93,351	$373,500	$34,092	$917,436

	December 31, 2014
	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$8,168	$64,897	$6,059	$79,124
Agricultural production financing and other loans to farmers	1,100		893	1,993
Real estate loans:
Construction	19,063	9,113		28,176
Commercial and farmland	74,600	251,002	15,593	341,195
Residential	28,863	144,396	7,384	180,643
Home Equity	9,881	39,244	15,758	64,883
Individuals' loans for household and other personal expenditures	1,314	922	121	2,357
Other commerical loans		86		86
Total	$142,989	$509,660	$45,808	$698,457

Carrying Amount	$134,198	$484,949	$39,324	$658,471
Allowance		650		650
Carrying Amount Net of Allowance	$134,198	$484,299	$39,324	$657,821

Certain purchased credit impaired loans with subsequent deterioration since acquisition required an allowance for loan losses and corresponding provision expense of $153,000 and $650,000 at December 31, 2015 and 2014, respectively.

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

	Twelve Months Ended December 31, 2015
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance			$2,122	$2,400	$868	$5,390
Additions	$2,848	$145				2,993
Accretion		(31)	(723)	(4,050)	(1,046)	(5,850)
Reclassification from nonaccretable			249	2,854	822	3,925
Disposals			(140)	(16)	(2)	(158)
Ending balance	$2,848	$114	$1,508	$1,188	$642	$6,300

	Twelve Months Ended December 31, 2014
	Community	CFS	SCB	Total
Beginning balance		$4,164	$1,388	$5,552
Additions	$2,234			2,234
Accretion	(231)	(4,146)	(1,062)	(5,439)
Reclassification from nonaccretable	119	2,553	577	3,249
Disposals		(171)	(35)	(206)
Ending balance	$2,122	$2,400	$868	$5,390

	Twelve Months Ended December 31, 2013
	CFS	SCB	Total
Beginning balance		$1,715	$1,715
Additions	$3,502		3,502
Accretion	(10)	(463)	(473)
Reclassification from nonaccretable	672	177	849
Disposals		(41)	(41)
Ending balance	$4,164	$1,388	$5,552

The following table presents loans acquired during the periods ending December 31, 2015 and 2014, for which it was probable at acquisition that all contractually required payments would not be collected:

	2015			2014
	Ameriana	C Financial	Total	Community
Contractually required payments receivable at acquisition date	$29,093	$2,632	$31,725	$26,032
Nonaccretable difference	13,728	637	14,365	3,498
Expected cash flows at acquisition date	15,365	1,995	17,360	22,534
Accretable difference	2,848	145	2,993	2,234
Basis in loans at acquisition date	$12,517	$1,850	$14,367	$20,300

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 7

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2015 and 2014:

	2015	2014
Cost at December 31:
Land	$26,510	$19,373
Buildings and Leasehold Improvements	115,461	99,451
Equipment	64,892	56,606
Total Cost	206,863	175,430
Accumulated Depreciation and Amortization	(109,215)	(97,739)
Net	$97,648	$77,691

The Ameriana acquisition on December 31, 2015 and the C Financial acquisition on April 17, 2015 resulted in additions to premises and equipment of $14,491,000 and $7,290,000, respectively. Additionally, on November 7, 2014, the Community acquisition resulted in an addition to premises and equipment of $3,610,000. Details regarding the acquisitions are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2015, 2014 and 2013 was $3,456,000, $3,258,000 and $2,608,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2015, expiring at various dates through the year 2035 are as follows for the years ending December 31:

Future Minimum Rental Commitments
2016	$3,076
2017	2,353
2018	1,419
2019	1,222
2020	1,060
After 2020	6,629
Total Future Minimum Obligations	$15,759

NOTE 8

GOODWILL

The Ameriana acquisition on December 31, 2015 and the C Financial acquisition on April 17, 2015 resulted in goodwill of $37,753,000 and $11,126,000, respectively. On June 12, 2015, the sale of FMIG resulted in a goodwill reduction of $8,474,000. Additionally, on November 7, 2014, the Community acquisition resulted in goodwill of $13,776,000. Details regarding the acquisitions and sale are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

No impairment loss was recorded in 2015 or 2014. The Corporation tested goodwill for impairment during 2015 and 2014. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2015	2014
Balance, January 1	$202,724	$188,948
Goodwill acquired	48,879	13,776
Goodwill reduction	$(8,474)
Balance, December 31	$243,129	$202,724

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

CORE DEPOSIT AND OTHER INTANGIBLES

The Ameriana acquisition on December 31, 2015 and the C Financial acquisition on April 17, 2015 resulted in a core deposit intangible of $3,200,000 and $981,000, respectively. On June 12, 2015, the sale of FMIG resulted in an other intangible reduction of $742,000. Additionally, on November 7, 2014, the Community acquisition resulted in a core deposit intangible of $4,658,000. Details regarding the acquisitions and sale are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2015	2014
Gross carrying amount	$58,360	$53,702
Core deposit intangible and other intangibles acquired	4,181	4,658
Accumulated amortization	(45,164)	(42,329)
Core deposit intangible and other intangibles reduction	(742)
Core Deposit and Other Intangibles	$16,635	$16,031

Amortization expense for the years ended December 31, 2015, 2014 and 2013, was $2,835,000, $2,445,000 and $1,649,000, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2016	$3,055
2017	3,017
2018	1,904
2019	1,676
2020	1,618
After 2020	5,365
Total Future Minimum Obligations	$16,635

NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2015	December 31, 2014
Demand deposits	$2,576,283	$2,146,492
Savings deposits	1,518,722	1,376,707
Certificates and other time deposits of $100,000 or more	323,698	260,685
Other certificates and time deposits	556,476	523,010
Brokered deposits	314,468	333,800
Total deposits	$5,289,647	$4,640,694

At December 31, 2015, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2016	$600,551
2017	272,652
2018	126,929
2019	74,750
2020	55,187
After 2020	64,573
$1,194,642

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2015 were:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$131,537	$5,680	$8,892	$9,216	$155,325

NOTE 12

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Federal funds purchased	$49,721	$15,381
Securities sold under repurchase agreements	155,325	124,539
Federal Home Loan Bank advances	235,652	145,264
Subordinated debentures and term loans	127,846	126,810
Total Borrowings	$568,544	$411,994

Securities sold under repurchase agreements consist of obligations of the Bank to other parties. The obligations are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans. The maximum amount of outstanding agreements at any month-end during 2015 and 2014 totaled $163,128,000 and $155,941,000, respectively, and the average of such agreements totaled $143,491,000 and $130,910,000 during 2015 and 2014, respectively.

Maturities of borrowings as of December 31, 2015, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2016	$49,721	$155,325	$91,441	$183
2017			37,222
2018			26,851
2019			13,828
2020			31,310
After 2020			35,000	132,012
ASC 805 fair value adjustments at acquisition				(4,349)
	$49,721	$155,325	$235,652	$127,846

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 146 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 0 to 6.81 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2015, was $388,176,000. As of December 31, 2015, the Corporation had $25,000,000 putable advances with the FHLB. Additionally as part of the Ameriana acquisition on December 31, 2015, the Corporation assumed approximately $24,938,000 of Federal Home Loan Bank Advances. The C Financial acquisition on April 17, 2015 resulted in an additional $18,958,000 of Federal Home Loan Bank advances at acquisition, of which approximately $7,361,000 matured during 2015 and $11,597,000 remained at December 31, 2015.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Subordinated Debentures and Term Loans. As of December 31, 2015, subordinated debentures and term loans totaled $127,846,000.

•
First Merchants Capital Trust II. The subordinated debenture was entered into on July 2, 2007 for $56,702,000. On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1,250,000. As of December 31, 2015, $51,702,000 of subordinated debentures remain outstanding with a maturity date of September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2015 was 2.1 percent. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
Ameriana Capital Trust I. On December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2007 for $10,310,000 and have a maturity of March 2036. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2015 was 2.0 percent. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2015, the Corporation was in compliance with these covenants.

Line of Credit. As of December 31, 2015, there was no outstanding balance on the line of credit.

•
U.S. Bank, N.A. On April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of December 31, 2015, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2015, the Corporation was in compliance with these covenants. The line of credit was renewed on April 9, 2015 and will mature on April 8, 2016.

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

•
U. S. Bank, N.A. On April 11, 2014, the Corporation entered into a line of credit agreement with the U. S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of December 31, 2014, there was no outstanding balance on the line of credit. Interest is payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit has a quarterly facility fee of 0.25 percent on the unused balance. The maturity date for the line of credit is April 10, 2015. The line of credit agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2014, the Corporation was in compliance with these covenants.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2015 and December 31, 2014.

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$36	Other Assets	$137	Other Liabilities	$2,921	Other Liabilities	$2,650
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,938	Other Assets	$3,730	Other Liabilities	$5,149	Other Liabilities	$3,887

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2015 and 2014, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2015 and 2014, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,157,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2015, the notional amount of customer-facing swaps was approximately $192,759,000.  This amount is offset with third party counterparties, as described above.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2015, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2015	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2014	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31, 2013
Interest rate contracts	Other income	$(53)	$(73)	$247

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion) For the Year Ended
	2015	2014		2015	2014	2013
Interest rate products	$(1,681)	$(3,996)	Interest expense	$(1,427)	$(1,411)	$(935)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2015, the termination value of derivatives in a net liability position related to these agreements was $8,367,000. As of December 31, 2015, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $11,690,000. If the Corporation had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, government-sponsored mortgage backs, state and municipal and equity securities and certificates of deposit. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, corporate obligations and equity securities. Level 3 fair value on state and municipal, corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in Note 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$104		$104
State and municipal	305,911		300,014	$5,897
U.S. Government-sponsored mortgage-backed securities	346,266		346,266
Certificates of deposit	2,176		2,176
Corporate obligations	31			31
Equity securities	3,912		3,908	4
Interest rate swap asset	4,938		4,938
Interest rate cap	36		36
Interest rate swap liability	8,070		8,070

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

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2015 and 2014.

	Available for Sale Securities
	For The Year Ended
	December 31, 2015	December 31, 2014
Beginning Balance	$6,646	$9,977
Included in other comprehensive income	199	3,656
Principal payments	(913)	(6,987)
Ending balance	$5,932	$6,646

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2015 or 2014.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2015 or 2014.

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2015 and 2014.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$7,066			$7,066
Other real estate owned	$5,529			$5,529

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$17,134			$17,134
Other real estate owned	$5,155			$5,155

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2015 and 2014.

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,897	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 15 years A- to BBB- .80% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$7,066	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (2%)

Other real estate owned	$5,529	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$6,611	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 15 years A- to BBB- .90% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$17,134	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (3%)

Other real estate owned	$5,155	Appraisals	Discount to reflect current market conditions	0% - 20% (7%)

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014.

	2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$102,170	$102,170
Interest-bearing time deposits	32,315	32,315
Investment securities available for sale	658,400		$652,468	$5,932
Investment securities held to maturity	618,599		598,082	34,298
Loans held for sale	9,894		9,894
Loans	4,631,369			4,539,940
Federal Reserve and Federal Home Loan Bank stock	37,633		37,633
Interest rate swap asset	4,974		4,974
Interest receivable	24,415		24,415
Liabilities at December 31:
Deposits	$5,289,647	$4,095,004	$1,177,142
Borrowings:
Federal funds purchased	49,721		49,721
Securities sold under repurchase agreements	155,325		155,325
Federal Home Loan Bank advances	235,652		236,375
Subordinated debentures and term loans	127,846		103,643
Interest rate swap liability	8,070		8,070
Interest payable	3,092		3,092

	2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$118,616	$118,616
Interest-bearing time deposits	47,520	47,520
Investment securities available for sale	549,543		$542,897	$6,646
Investment securities held to maturity	631,088		614,457	33,266
Loans held for sale	7,235		7,235
Loans	3,860,901			3,810,912
Federal Reserve and Federal Home Loan Bank stock	41,353		41,353
Interest rate swap asset	3,867		3,867
Interest receivable	19,984		19,984
Liabilities at December 31:
Deposits	$4,640,694	$3,532,199	$1,099,610
Borrowings:
Federal funds purchased	15,381		15,381
Securities sold under repurchase agreements	124,539		124,539
Federal Home Loan Bank advances	145,264		146,669
Subordinated debentures and term loans	126,810		92,802
Interest rate swap liability	6,537		6,537
Interest payable	3,201		3,201

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2015	2014
Amounts of commitments:
Loan commitments to extend credit	$1,547,048	$1,617,552
Standby letters of credit	$46,734	$52,655

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

STOCKHOLDERS' EQUITY

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year.  National banks are limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years.  The amount at December 31, 2015, available for 2016 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $29,812,000.

Total stockholders' equity for all subsidiaries at December 31, 2015, was $930,360,000 of which $900,548,000 was restricted from dividend distribution to the Corporation.

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

Ameriana Acquisition

On December 31, 2015, the Corporation acquired 100 percent of Ameriana Bancorp, Inc., ("Ameriana"). Pursuant to the merger agreement, each Ameriana shareholder received 0.9037 of a share of First Merchants common stock for each outstanding share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2015 and 2014:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Securities Available for Sale for which a Portion of Other-Than-Temporary Impairment has been Recognized in Income	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2014	$14,098	$—	$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	(37)		(1,093)	2,404	1,274
Amounts reclassified from accumulated other comprehensive income	(1,736)		928	(198)	(1,006)
Period change	(1,773)	—	(165)	2,206	268
Balance at December 31, 2015	$12,325	$—	$(2,347)	$(11,340)	$(1,362)

Balance at December 31, 2013	$1,566	$(1,847)	$(501)	$(5,628)	$(6,410)
Other comprehensive income before reclassifications	14,860	1,847	(2,599)	(7,580)	6,528
Amounts reclassified from accumulated other comprehensive income	(2,328)		918	(338)	(1,748)
Period change	12,532	1,847	(1,681)	(7,918)	4,780
Balance at December 31, 2014	$14,098	$—	$(2,182)	$(13,546)	$(1,630)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the twelve months ended December 31, 2015, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2013	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$2,670	$3,581	$487	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(934)	(1,253)	(170)	Income tax expense
	$1,736	$2,328	$317

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(1,427)	$(1,411)	$(935)	Interest expense - subordinated debentures and term loans
Related income tax benefit	499	493	327	Income tax expense
	$(928)	$(918)	$(608)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$305	$520	$(1,765)	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	(107)	(182)	618	Income tax expense
	$198	$338	$(1,147)

Total reclassifications for the period, net of tax	$1,006	$1,748	(1,438)

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see Note 4. INVESTMENT SECURITIES.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized common equity tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. Regulatory capital ratios at December 31, 2015, were calculated under Basel III while regulatory capital ratios at December 31, 2014, were calculated under Basel I.

As of December 31, 2015, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2015 and December 31, 2014 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$783,776	14.94%	$419,809	8.00%	N/A	N/A
First Merchants Bank	739,793	13.98	423,242	8.00	$529,052	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$656,323	12.51%	$314,857	6.00%	N/A	N/A
First Merchants Bank	677,340	12.80	317,431	6.00	$423,242	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$603,063	11.49%	$236,143	4.50%	N/A	N/A
First Merchants Bank	677,340	12.80	238,074	4.50	$343,884	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$656,323	10.85%	$242,001	4.00%	N/A	N/A
First Merchants Bank	677,340	11.22	241,423	4.00	$301,779	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$685,507	15.34%	$357,581	8.00%	N/A	N/A
First Merchants Bank	653,169	14.64	356,884	8.00	$446,105	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$564,535	12.63%	$178,791	4.00%	N/A	N/A
First Merchants Bank	597,305	13.39	178,442	4.00	$267,663	6.00%
Tier 1 capital to average assets
First Merchants Corporation	$564,535	10.15%	$222,533	4.00%	N/A	N/A
First Merchants Bank	597,305	10.56	226,339	4.00	$282,953	5.00%

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Fannie Mae, and Federal Home Loan Bank of Indianapolis, and the unpaid balances totaled $312,204,000, $254,223,000 and $271,871,000 at December 31, 2015, 2014 and 2013, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 20

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSA's vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred stock units ("DSUs") can be credited to non-employee directors who elect to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2015, the Corporation did not have any outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2015, 2014, and 2013 was $2,270,000, $2,177,000, and $1,773,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

There were no stock options granted in 2015. The estimated fair value of the stock options granted during 2014 and 2013 was calculated using a Black-Scholes option pricing model.  The following summarizes the assumptions used in the Black-Scholes model for those options granted in 2014 and 2013:

	2014		2013
Risk-free interest rate	2.41%		1.25%
Expected price volatility	45.05%		45.68%
Dividend yield	2.73%		2.96%
Forfeiture rate	5.46%		4.73%
Weighted-average expected life, until exercise	7.74	years	7.27	years

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5.5 percent for the year ended December 31, 2015, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013
Stock and ESPP Options
Pre-tax compensation expense	$101	$237	$253
Income tax expense (benefit)	4	(47)	(16)
Stock and ESPP option expense, net of income taxes	$105	$190	$237
Restricted Stock Awards
Pre-tax compensation expense	$2,169	$1,940	$1,520
Income tax benefit	(749)	(679)	(531)
Restricted stock awards expense, net of income taxes	$1,420	$1,261	$989
Total Share-Based Compensation:
Pre-tax compensation expense	$2,270	$2,177	$1,773
Income tax benefit	(745)	(726)	(547)
Total share-based compensation expense, net of income taxes	$1,525	$1,451	$1,226

As of December 31, 2015, unrecognized compensation expense related to RSAs was $3,269,000 and is expected to be recognized over weighted-average period of 1.28 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2015.

Stock option activity under the Corporation's stock option plans, as of December 31, 2015, and changes during the year ended December 31, 2015, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	737,931	$20.99
Exercised	(96,066)	$15.21
Canceled	(199,853)	$25.99
Outstanding December 31, 2015	442,012	$19.99	3.11	$2,599,319
Vested and Expected to Vest at December 31, 2015	442,012	$19.99	3.11	$2,599,319
Exercisable at December 31, 2015	442,012	$19.99	3.11	$2,599,319

There were no options granted during the year ended December 31, 2015. The weighted-average grant date fair value was $8.13 and $5.73 for stock options granted during the years ended December 31, 2014 and 2013, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2015.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was $921,000 and $392,000, respectively. Cash receipts of stock options exercised during 2015 and 2014 were $1,461,000 and $504,000, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes information on unvested RSAs outstanding as of December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2015	385,450	$15.65
Granted	125,050	$23.48
Forfeited	(6,419)	$17.99
Vested	(149,577)	$11.88
Unvested RSAs at December 31, 2015	354,504	$19.65

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2015, quarterly offering period of approximately $23,000. The ESPP options vested during the three months ending December 31, 2015, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2015.

NOTE 21

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 20 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2015 and 2014.

	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$80,650	$62,270
Service cost	55	73
Interest cost	3,087	3,235
Actuarial loss (gain)	(5,617)	12,968
Benefits paid	(6,428)	(5,541)
Net transfers in from CFS acquisition		7,645
Benefit obligation at end of year	$71,747	$80,650

Change in Plan Assets:
Fair value of plan assets at beginning of year	$77,139	$69,871
Actual return on plan assets	153	5,232
Employer contributions	532	504
Benefits paid	(6,428)	(5,541)
CFS acquisition		7,073
End of year	71,396	77,139
Funded status at end of year	$(351)	$(3,511)

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$7,461	$8,541
Assets	$4,006	$1,329
Liabilities	$4,357	$4,840

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic (Benefit) Cost Consist of:
Accumulated loss	$(13,857)	$(15,863)
Prior service credit	(305)	(346)
	$(14,162)	$(16,209)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The actuarial gain recognized in 2015 was primarily due to an increase in the discount rate assumption from 4.00% at December 31, 2014 to 4.50% at December 31, 2015. The actuarial loss recognized in 2014 was primarily due to two factors. The first factor was a decrease in the discount rate assumption from 4.80% at December 31, 2013 to 4.00% at December 31, 2014. The second factor contributing to the loss was the Corporation's adoption of the Society of Actuaries new mortality tables.

Ameriana participated in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra Plan”), an industry-wide, tax-qualified defined-benefit pension plan. The Pentegra Plan operated as a multi-employer plan for accounting purposes and as a multiple employer plan under ERISA and the Internal Revenue Code. On November 20, 2015, Ameriana provided Pentegra a 60-day written notice of withdrawal as a Participating Employer in the Pentegra Plan. Upon completion of the withdrawal from the Pentegra Plan, the assets and liabilities will be merged into the First Merchants Corporation Retirement Plan. A liability of $5,435,000 has been recorded as the estimated final contribution to the Pentegra Plan to complete the withdrawal. The merging of the plan assets and liabilities is expected to occur in early 2016.

The accumulated benefit obligation for all defined benefit plans was $71,747,000 and $80,650,000 at December 31, 2015 and 2014, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the table below.

	December 31, 2015	December 31, 2014
Projected benefit obligation	$4,357	$4,840
Accumulated benefit obligation	$4,357	$4,840
Fair value of plan assets

The following table shows the components of net periodic pension costs:

	December 31, 2015	December 31, 2014	December 31, 2013
Service cost	$55	$73	$131
Interest cost	3,087	3,235	2,670
Expected return on plan assets	(4,471)	(4,467)	(4,265)
Amortization of prior service costs	64	81	25
Amortization of net loss	1,722	478	2,131
Net periodic pension (benefit) cost	$457	$(600)	$692

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	December 31, 2015	December 31, 2014	December 31, 2013
Net periodic pension (benefit) cost	$457	$(600)	$692
Net gain (loss)	1,299	(12,203)	11,942
Amortization of loss	1,722	478	2,131
Amortization of prior service cost	64	81	25
Total recognized in other comprehensive income (loss)	3,085	(11,644)	14,098
Total recognized in net periodic pension cost and other comprehensive income (loss)	$2,628	$(11,044)	$13,406

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31, 2015	December 31, 2014	December 31, 2013
Amortization of net loss	$(1,505)	$(1,770)	$(533)
Amortization of prior service cost	(61)	(64)	(25)
Total	$(1,566)	$(1,834)	$(558)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Significant assumptions include:

	December 31, 2015	December 31, 2014	December 31, 2013
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	4.50%	4.00%	4.80%
Rate of compensation increase for accruing active participants	3.00%	3.00%	3.00%
Weighted-average Assumptions Used to Determine Cost:
Discount rate	4.00%	4.80%	4.00%
Expected return on plan assets	6.00%	6.00%	7.00%
Rate of compensation increase for accruing active participants	3.00%	3.00%	3.00%

At December 31, 2015 and 2014, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with Employee Retirement Income Security Act of 1974 ("ERISA") and any other applicable statutes.

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

At December 31, 2015, the maturities of the plans’ debt securities ranged from 15 days to 9.04 years, with a weighted average maturity of 4.47 years. At December 31, 2014, the maturities of the plans’ debt securities ranged from 15 days to 9.59 years, with a weighted average maturity of 5.02 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2015. The minimum contribution required in 2016 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2016	$4,814
2017	4,729
2018	4,657
2019	4,838
2020	4,772
After 2020	24,440
$48,250

Plan assets are re-balanced quarterly. At December 31, 2015 and 2014, plan assets by category are as follows:

	December 31, 2015		December 31, 2014
	Actual	Target	Actual	Target
Cash and cash equivalents	2.2%	2.0%	2.6%	2.0%
Equity securities	58.1	60.0	58.7	60.0
Debt securities	37.4	36.0	36.5	36.0
Alternative investments	2.3	2.0	2.2	2.0
	100.0%	100.0%	100.0%	100.0%

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $3,526,000, $3,396,000 and $3,138,000 for 2015, 2014 and 2013, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The obligations payable under the plans totaled $1,403,000 and $1,811,000 at December 31, 2015 and 2014, respectively. Post retirement plan expense totaled $(127,000), $97,000 and $519,000 for the years ending December 31, 2015, 2014 and 2013, respectively.

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $52,433,000 and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $18,963,000 and include governmental agencies, taxable municipals, common collective trust investments (which are classified below as Party-in-Interest investments -- common bond fund and common equity fund) and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2015 and 2014.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$1,608	$1,608
Corporate Bonds and Notes	9,113	9,113
Government Agency and Municipal Bonds and Notes	6,993		$6,993
Certificates of Deposit	1,511		1,511
Party-in-Interest Investments
Common Stock	1,538	1,538
Common Bond Fund	4,647		4,647
Common Equity Fund	5,812		5,812
Mutual Funds
Taxable Bond	4,536	4,536
Large Cap Equity	18,528	18,528
Mid Cap Equity	8,537	8,537
Small Cap Equity	3,578	3,578
International Equity	3,353	3,353
Specialty Alternative Equity	1,642	1,642
	$71,396	$52,433	$18,963

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,032	$2,032
Corporate Bonds and Notes	9,384	9,384
Government Agency and Municipal Bonds and Notes	8,252		$8,252
Certificates of Deposit	1,001		1,001
Party-in-Interest Investments
Common Stock	1,376	1,376
Common Bond Fund	4,615		4,615
Common Equity Fund	5,858		5,858
Mutual Funds
Taxable Bond	4,987	4,987
Large Cap Equity	21,185	21,185
Mid Cap Equity	9,434	9,434
Small Cap Equity	3,872	3,872
International Equity	3,474	3,474
Specialty Alternative Equity	1,669	1,669
	$77,139	$57,413	$19,726

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

INCOME TAX

The reconciliation between the statutory and actual income tax expense (benefit) is summarized in the following table for the years indicated:

	2015	2014	2013
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$21,221	$7,075	$13,737
State
Deferred:
Federal	3,952	14,538	2,147
State	492	510
Total Income Tax Expense	$25,665	$22,123	$15,884
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 35%	$31,867	$28,800	$21,145
Tax-exempt Interest Income	(7,083)	(5,148)	(3,923)
Basis Difference on Sale of Insurance Subsidiary	2,252
Stock Compensation	34	36	50
Earnings on Life Insurance	(1,012)	(1,271)	(905)
Tax Credits	(583)	(911)	(857)
Other	190	617	374
Actual Tax Expense	$25,665	$22,123	$15,884

Tax expense applicable to security gains and losses, including unrealized losses relating to other-than-temporary impairment charges, for the years ended December 31, 2015, 2014 and 2013, was $435,000, $760,000 and $157,000, respectively.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With a few exceptions, the Corporation is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012.

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2015	2014
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$25,867	$26,665
Differences in Accounting for Loan Fees	762	747
Differences in Accounting for Loans and Securities	9,359	9,910
Deferred Compensation	5,100	5,234
Difference in Accounting for Pensions and Other Employee Benefits	2,247	1,084
Federal & State Income Tax Loss Carryforward and Credits	23,737	23,977
Other	9,310	8,535
Total Assets	76,382	76,152
Liabilities:
Differences in Depreciation Methods	7,742	8,220
State Income Tax	591	591
Net Unrealized Gain on Securities Available for Sale	6,636	7,591
Gain on FDIC Modified Whole Bank Transaction	1,405	1,694
Other	717	1,096
Total Liabilities	17,091	19,192
Net Deferred Tax Asset Before Valuation Allowance	59,291	56,960
Valuation allowance:
Beginning Balance	(17,568)	(17,171)
Decrease/(Increase) During the Year	1,832	(397)
Ending Balance	(15,736)	(17,568)
Net Deferred Tax Asset	$43,555	$39,392

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The $4,163,000 increase in the Corporation’s net deferred tax asset was primarily driven by a $9,262,000 increase resulting from the Ameriana acquisition. The largest offsetting deferred tax asset decreases not related to the Ameriana acquisition were associated with accounting for loans, federal net operating loss carryforwards, deferred compensation, and allowance for loan losses of $1,873,000, $1,662,000, $857,000 and $789,000, respectively. The deferred tax asset decreases were partially offset by a decline in the deferred tax liability associated with the accounting for unrealized gains on available for sale securities of $955,000.

The Corporation has recorded a valuation allowance of $15,736,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as discussed in the “INCOME TAXES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as item 7 of this Annual Report on Form 10-K.

As of December 31, 2015, the Corporation had approximately $121,626,000 of state tax loss carryforward available to offset future state taxes.  This state loss carryforward has a valuation allowance of approximately $120,369,000.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13,393,000 and $11,883,000, respectively. CFS and Ameriana qualified as a banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2015, would have been approximately $8,847,000.

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2015			2014			2013
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:	$65,384			$60,162			$44,530
Preferred stock dividends							(2,380)
Net income available to common stockholders	65,384	37,816,399	$1.73	60,162	36,266,356	$1.66	42,150	29,731,420	$1.42
Effect of dilutive stock options and warrants		271,834			288,253			276,960
Diluted net income per share:
Net income available to common stockholders	$65,384	38,088,233	$1.72	$60,162	36,554,609	$1.65	$42,150	30,008,380	$1.41

Options to purchase 286,119, 543,514, and 800,674 shares of common stock with weighted average exercise prices of $19.99, $20.99, and $21.32 at December 31, 2015, 2014 and 2013 respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2015 and 2014:

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$52,944	$55,202	$56,538	$56,514	$51,009	$51,527	$53,290	$53,053
Interest expense	5,968	6,171	6,215	6,440	5,117	5,408	5,424	5,893
Net interest income	46,976	49,031	50,323	50,074	45,892	46,119	47,866	47,160
Provision for loan losses		417					1,600	960
Net interest income after provision for loan losses	46,976	48,614	50,323	50,074	45,892	46,119	46,266	46,200
Non-interest income	16,232	24,633	16,899	14,767	15,434	16,179	18,412	16,375
Non-interest expense	41,202	46,423	43,598	46,246	43,089	41,250	42,576	41,677
Income before income tax expense	22,006	26,824	23,624	18,595	18,237	21,048	22,102	20,898
Income tax expense	5,834	8,856	6,557	4,418	4,617	5,888	5,980	5,638
Net income available to common stockholders	$16,172	$17,968	$17,067	$14,177	$13,620	$15,160	$16,122	$15,260

Basic EPS	$0.43	$0.47	$0.46	$0.37	$0.38	$0.42	$0.45	$0.41
Diluted EPS	$0.43	$0.47	$0.45	$0.37	$0.38	$0.41	$0.45	$0.41
Average Shares Outstanding:
Basic	37,709,883	37,793,448	37,850,827	37,908,873	35,956,436	36,026,763	36,054,867	37,018,014
Diluted	38,000,074	38,043,359	38,118,199	38,190,694	36,260,624	36,294,149	36,328,981	37,323,276

NOTE 25

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Cash	$43,622	$36,044
Investment in subsidiaries	932,372	820,123
Goodwill	448	448
Other assets	9,668	6,281
Total assets	$986,110	$862,896
Liabilities
Borrowings	$127,663	$126,702
Other liabilities	7,938	9,367
Total liabilities	135,601	136,069
Stockholders' equity	850,509	726,827
Total liabilities and stockholders' equity	$986,110	$862,896

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2015	December 31, 2014	December 31, 2013
Income
Dividends from subsidiaries	$39,032	$53,231	$63,732
Gain on the sale of insurance subsidiary	8,265
Gain on cancellation of subordinated debentures	1,250
Other income	197	538	45
Total income	48,744	53,769	63,777
Expenses
Interest expense	6,661	6,616	3,531
Salaries and employee benefits	3,023	3,128	3,284
Net occupancy and equipment expenses	464	442	258
Other outside services	1,455	458	1,141
Professional services	636	409	648
Other expenses	1,234	1,132	870
Total expenses	13,473	12,185	9,732
Income before income tax benefit (expense) and equity in undistributed income of subsidiaries	35,271	41,584	54,045
Income tax benefit (expense)	(974)	3,999	3,153
Income before equity in undistributed income of subsidiaries	34,297	45,583	57,198
Equity in undistributed (distributions in excess of) income of subsidiaries	31,087	14,579	(12,668)
Net income	65,384	60,162	44,530
Preferred stock dividends and discount accretion			(2,380)
Net income available to common stockholders	$65,384	$60,162	$42,150

Net income	$65,384	$60,162	$44,530
Other comprehensive income (loss)	268	4,780	(911)
Comprehensive income	$65,652	$64,942	$43,619

Condensed Statement of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash Flow From Operating Activities:
Net income	$65,384	$60,162	$44,530
Adjustments to Reconcile Net Income to Net Cash:
Share-based compensation	843	887	778
Distributions in excess of (equity in undistributed) income of subsidiaries	(31,087)	(14,579)	12,668
Gain on sale of insurance subsidiary	(8,265)
Gain on cancellation of subordinated debentures	(1,250)
Net Change in:
Other assets	(441)	2,425	(1,354)
Other liabilities	(1,486)	1,466	(8,438)
Investment in subsidiaries - operating activities	197	(4,517)	12,991
Net cash provided by operating activities	23,895	45,844	61,175
Cash Flow From Investing Activities:
Net cash paid in acquisition	(14,500)	(12,832)
Proceeds from business divestitures	16,000
Other	575		240
Net cash provided (used) in investing activities	2,075	(12,832)	240
Cash Flow From Financing Activities:
Cash dividends	(15,654)	(10,694)	(7,992)
Repayment of borrowings	(3,750)		(55,000)
Proceeds from issuance of long-term debt			70,000
Preferred stock redemption under small business lending fund			(90,783)
Stock issued under employee benefit plans	460	478	479
Stock issued under dividend reinvestment and stock purchase plan	661	523	325
Stock options exercised	1,531	564	115
Stock redeemed	(1,640)	(1,067)	(491)
Net cash used by financing activities	(18,392)	(10,196)	(83,347)
Cash, beginning of the year	36,044	13,228	35,160
Cash, end of year	$43,622	$36,044	$13,228

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 26

ACCOUNTING MATTERS

FASB Accounting Standards Updates No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): recognition and Measurement of Financial Assets and Financial Liabilities
The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:
Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•
Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

•	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

•
Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•
Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB ACCOUNTING STANDARDS Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

The FASB has issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FASB Accounting Standards Update No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

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

Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective upon issuance (August 18, 2015) and adoption did not have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2015-01, Eliminating the Concept of Extraordinary Items

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

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

NOTE 28

SUBSEQUENT EVENTS

On February 9, 2016, the Board of Directors of the Corporation approved a stock repurchase program of up to $15 million of the outstanding shares of the Corporation’s common stock.  At the February 9, 2016 trading price of the shares, this amount would represent approximately 1.7% of the number of shares outstanding.  The shares may be purchased from time to time in open market transactions at prevailing market prices in accordance with federal securities laws.  The Corporation is not obligated to purchase any shares under the program, and the program may be discontinued at any time.  The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Corporation at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2015, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2015 is effective based on the specified criteria. As permitted, the Corporation excluded the operations of Ameriana Bancorp, Inc., acquired on December 31, 2015, from the scope of management's report on internal control over financial reporting.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2015, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of
America. Because management's assessment and our audit were also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Corporation's internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Corporation excluded the operations of Ameriana Bancorp acquired on December 31, 2015, from the scope of management’s report on internal control over financial reporting. As such, this entity has also been executed from the scope of our audit of internal control over financial reporting.

In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated February 29, 2016, expressed an unqualified opinion thereon.

BKD, LLP

Indianapolis, Indiana
February 29, 2016

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s Proxy Statement dated March 23, 2016 to be furnished to its stockholders in connection with an annual meeting to be held May 2, 2016 (the “2016 Proxy Statement”), under the captions "BOARD OF DIRECTORS”; “CORPORATE GOVERNANCE”; "BOARD COMMITTEES - AUDIT COMMITTEE"; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information - Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Senior Vice President of Finance, Corporate Controller and Corporate Treasurer. It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at https://www.firstmerchants.com.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2016 Proxy Statement, under the captions, "BOARD COMMITTEES - COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "BOARD COMMITTEES - RISK AND CREDIT POLICY COMMITTEE"; "COMPENSATION OF EXECUTIVE OFFICERS"; and "COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2016 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s 2016 Proxy Statement, under the captions, "CORPORATE GOVERNANCE - BOARD INDEPENDENCE"; and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2016 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2015 and 2014
Consolidated statements of income, years ended December 31, 2015, 2014 and 2013
Consolidated statements of comprehensive income, years ended December 31, 2015, 2014 and 2013
Consolidated statements of stockholders' equity, years ended December 31, 2015, 2014 and 2013
Consolidated statements of cash flows, years ended December 31, 2015, 2014 and 2013
Notes to consolidated financial statements

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

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2011) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation dated October 28, 2009 (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2009) (SEC No. 000-17071)
3.3
First Merchants Corporation Articles of Amendment of the Articles of Incorporation for the Series B Preferred Stock (Incorporated by reference to registrant’s Form 8-K filed on September 23, 2011) (SEC No. 000-17071)

4.1
First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.5
First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009) (SEC 033-45393)

4.6
Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of its (a) 5.00% Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75% Fixed-to-Floating Rate Subordinated Notes due 2028 in aggregate principal amount of $65 million.

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 26, 2015 (Incorporated by reference to registrant's Form 10-K filed on February 27, 2015) (1)
10.2
First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective as amended January 1, 2015 (Incorporated by reference to the registrant's Form 10-K filed on February 27, 2015) (1)

10.3	First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to registrant's Form 10-K filed on February 27, 2015) (1)
10.4
First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, as amended, with Kimberly J. Ellington dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.90
First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.10
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

10.11
Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007 (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007) (SEC No. 000-17071) (1)

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

10.12	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (SEC No. 000-17071) (1)
10.13
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.14	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)
10.15	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (SEC No. 000-17071) (1)
10.16	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (SEC No. 000-17071) (1)
10.17
Voting Agreement dated June 26, 2015, by and among First Merchants Corporation and certain shareholders of Ameriana Bancorp (Incorporated by reference to registrant's Form 8-K filed on June 29, 2015) (SEC No. 000-17071)

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
(3) Furnished herewith.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February, 2016.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 29th day of February, 2016.

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
As Attorney-in-Fact February 29, 2016