Form 10-Q
period 2016-03-31
FIRST MERCHANTS CORP
filed 2016-05-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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

As of April 29, 2016, there were 40,749,494 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$85,738	$102,170
Interest-bearing time deposits	77,453	32,315
Investment securities available for sale	636,785	658,400
Investment securities held to maturity (fair value of $655,445 and $632,380)	633,992	618,599
Loans held for sale	3,628	9,894
Loans, net of allowance for loan losses of $62,086 and $62,453	4,647,821	4,631,369
Premises and equipment	96,494	97,648
Federal Reserve and Federal Home Loan Bank stock	37,553	37,633
Interest receivable	22,836	24,415
Core deposit intangibles	17,799	16,635
Goodwill	244,000	243,129
Cash surrender value of life insurance	200,549	200,539
Other real estate owned	15,626	17,257
Tax asset, deferred and receivable	47,982	46,977
Other assets	30,283	24,023
TOTAL ASSETS	$6,798,539	$6,761,003
LIABILITIES
Deposits:
Noninterest-bearing	$1,282,462	$1,266,027
Interest-bearing	4,028,608	4,023,620
Total Deposits	5,311,070	5,289,647
Borrowings:
Federal funds purchased	602	49,721
Securities sold under repurchase agreements	150,134	155,325
Federal Home Loan Bank advances	263,588	235,652
Subordinated debentures and term loans	127,523	127,846
Total Borrowings	541,847	568,544
Interest payable	3,910	3,092
Other liabilities	74,449	49,211
Total Liabilities	5,931,276	5,910,494
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 40,749,340 and 40,664,259 shares	5,094	5,083
Additional paid-in capital	504,661	504,530
Retained earnings	355,317	342,133
Accumulated other comprehensive income (loss)	2,066	(1,362)
Total Stockholders' Equity	867,263	850,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,798,539	$6,761,003

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Loans receivable:
Taxable	$50,489	$43,551
Tax exempt	1,315	248
Investment securities:
Taxable	4,328	4,723
Tax exempt	4,509	3,835
Deposits with financial institutions	106	37
Federal Reserve and Federal Home Loan Bank stock	480	550
Total Interest Income	61,227	52,944
INTEREST EXPENSE
Deposits	4,063	3,516
Federal funds purchased	28	23
Securities sold under repurchase agreements	100	78
Federal Home Loan Bank advances	796	691
Subordinated debentures and term loans	1,785	1,660
Total Interest Expense	6,772	5,968
NET INTEREST INCOME	54,455	46,976
Provision for loan losses	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	53,905	46,976
OTHER INCOME
Service charges on deposit accounts	4,145	3,548
Fiduciary activities	2,494	2,507
Other customer fees	5,059	3,667
Commission income		2,328
Earnings on cash surrender value of life insurance	1,476	747
Net gains and fees on sales of loans	1,460	1,489
Net realized gains on sales of available for sale securities	997	1,025
Other income	690	921
Total Other Income	16,321	16,232
OTHER EXPENSES
Salaries and employee benefits	27,337	24,541
Net occupancy	4,022	3,790
Equipment	3,238	2,566
Marketing	737	780
Outside data processing fees	2,069	1,717
Printing and office supplies	364	364
Core deposit amortization	978	721
FDIC assessments	950	863
Other real estate owned and foreclosure expenses	1,235	1,229
Professional and other outside services	2,162	1,491
Other expenses	3,867	3,140
Total Other Expenses	46,959	41,202
INCOME BEFORE INCOME TAX	23,267	22,006
Income tax expense	5,574	5,834
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,693	$16,172
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.43	$0.43
Diluted Net Income Available to Common Stockholders	$0.43	$0.43
Cash Dividends Paid	$0.11	$0.08
Average Diluted Shares Outstanding (in thousands)	40,917	38,000

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$17,693	$16,172
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of tax of $2,765 and $528	5,135	980
Unrealized loss on cash flow hedges arising during the period, net of tax of $684 and $447	(1,270)	(829)
Reclassification adjustment for gains included in net income, net of tax of $236 and $235	(437)	(436)
	3,428	(285)
Comprehensive income	$21,121	$15,887

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2015	125	$125	40,664,259	$5,083	$504,530	$342,133	$(1,362)	$850,509
Comprehensive income
Net income						17,693		17,693
Other comprehensive income, net of tax							3,428	3,428
Cash dividends on common stock ($.11 per share)						(4,509)		(4,509)
Share-based compensation			101,984	13	580			593
Stock issued under employee benefit plans			5,932	1	118			119
Stock issued under dividend reinvestment and stock purchase plan			7,030	1	164			165
Stock options exercised			6,700	1	75			76
Stock redeemed			(36,565)	(5)	(806)			(811)
Balances, March 31, 2016	125	$125	40,749,340	$5,094	$504,661	$355,317	$2,066	$867,263

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flow From Operating Activities:
Net income	$17,693	$16,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550
Depreciation and amortization	1,835	1,534
Change in deferred taxes	3,324	3,643
Share-based compensation	593	517
Tax benefit from stock options exercised	(3)	(14)
Loans originated for sale	(87,689)	(69,384)
Proceeds from sales of loans	93,955	70,227
Gains on sales of securities available for sale	(997)	(1,025)
Change in interest receivable	1,579	427
Change in interest payable	818	484
Other adjustments	(6,862)	(4,883)
Net cash provided by operating activities	$24,796	$17,698
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	$(45,138)	$(35,708)
Purchases of:
Securities available for sale	(32,632)	(20,193)
Securities held to maturity	(35,086)	(39,542)
Proceeds from sales of securities available for sale	69,623	38,198
Proceeds from maturities of:
Securities available for sale	13,137	14,887
Securities held to maturity	19,134	18,685
Change in Federal Reserve and Federal Home Loan Bank stock	80	80
Net change in loans	(20,235)	(43,939)
Proceeds from the sale of other real estate owned	2,084	2,799
Other adjustments	(1,226)	(1,311)
Net cash used in investing activities	$(30,259)	$(66,044)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	$44,902	$(4,643)
Certificates of deposit and other time deposits	(24,650)	12,024
Borrowings	110,060	59,484
Repayment of borrowings	(136,321)	(44,319)
Cash dividends on common stock	(4,509)	(3,049)
Stock issued under employee benefit plans	119	129
Stock issued under dividend reinvestment and stock purchase plans	165	135
Stock options exercised	73	355
Tax benefit from stock options exercised	3	14
Stock redeemed	(811)	(1,157)
Net cash provided by (used in) financing activities	$(10,969)	$18,973
Net Change in Cash and Cash Equivalents	(16,432)	(29,373)
Cash and Cash Equivalents, January 1	102,170	118,616
Cash and Cash Equivalents, March 31	$85,738	$89,243
Additional cash flow information:
Interest paid	$5,954	$5,484
Income tax paid	$3,500	$500
Loans transferred to other real estate owned	$32	$2,109
Fixed assets transferred to other real estate owned	$360
Non-cash investing activities using trade date accounting	$19,935	$20,424

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2015, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

ACQUISITIONS AND DIVESTITURES

Acquisition - Ameriana Bancorp, Inc.

On December 31, 2015, the Corporation acquired 100 percent of Ameriana Bancorp, Inc. ("Ameriana"). Ameriana merged with and into the Corporation (the "Ameriana Merger") whereupon the separate corporate existence of Ameriana ceased and the Corporation survived. Immediately following the Ameriana Merger, Ameriana Bank, an Indiana bank and wholly-owned subsidiary of Ameriana, merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of the Corporation (the "Bank"), with the Bank continuing as the surviving bank. Ameriana was headquartered in New Castle, Indiana and had 13 banking centers serving central and east central Indiana. Pursuant to the merger agreement, each Ameriana shareholder received 0.9037 shares of the Corporation's common stock for each outstanding share of Ameriana common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million. The Corporation engaged in this transaction with the expectation that it would be accretive and expand the existing footprint in central and east central Indiana. Goodwill resulted from this transaction due to the expected synergies and economies of scale that are expected.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Ameriana acquisition is detailed in the following table. If prior to the end of the one year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and cash equivalents	$4,068
Interest-bearing time deposits	8,790
Investment securities	61,754
Loans	316,929
Premises and equipment	13,946
Federal Home Loan Bank stock	2,693
Other real estate owned	5,613
Interest receivable	1,306
Cash surrender value of life insurance	28,188
Other assets	6,713
Deposits	(383,718)
Interest payable	(24)
Federal Home Loan Bank Advances	(24,884)
Subordinated debentures	(5,487)
Other liabilities	(9,451)
Net tangible assets acquired	26,436
Core deposit intangible	5,342
Goodwill	38,624
Purchase price	$70,402

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Of the total purchase price, $5,342,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

Acquisition - C Financial Corporation

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

The Corporation expects the transaction to be accretive to income and expand the existing footprint in Columbus, Ohio. Goodwill resulted from this transaction due to the synergies and economies of scale that were expected. The purchase price of the C Financial acquisition was allocated as follows:

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

Subsidiary Divestiture - First Merchants Insurance Services, Inc.

On June 12, 2015, the Corporation sold all of its stock in First Merchants Insurance Services, Inc., an Indiana corporation ("FMIG"), to USI Insurance Services LLC, a Delaware limited liability company. The sale price was $18 million, of which $16 million was paid at closing with the remaining $2 million paid through a two-year promissory note. The sale of FMIG generated a gain on sale of $8.3 million.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair value of the investment securities portfolio at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2016
U.S. Government-sponsored agency securities	$100	$3		$103
State and municipal	312,516	17,711	$107	330,120
U.S. Government-sponsored mortgage-backed securities	295,443	7,183	40	302,586
Corporate obligations	31			31
Equity securities	3,882	63		3,945
Total available for sale	611,972	24,960	147	636,785
Held to maturity at March 31, 2016
Federal agencies	13,978	22		14,000
State and municipal	218,374	9,244	49	227,569
U.S. Government-sponsored mortgage-backed securities	401,640	12,261	25	413,876
Total held to maturity	633,992	21,527	74	655,445
Total Investment Securities	$1,245,964	$46,487	$221	$1,292,230

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

The amortized cost and fair value of available for sale and held to maturity securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2016:
Due in one year or less	$3,963	$3,990	$2,533	$2,541
Due after one through five years	17,175	18,087	32,527	34,282
Due after five through ten years	54,387	57,310	90,434	92,992
Due after ten years	237,122	250,867	106,858	111,754
	$312,647	$330,254	$232,352	$241,569
U.S. Government-sponsored mortgage-backed securities	295,443	302,586	401,640	413,876
Equity securities	3,882	3,945
Total Investment Securities	$611,972	$636,785	$633,992	$655,445

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2015
Due in one year or less	$4,658	$4,704	$4,144	$4,148
Due after one through five years	13,725	14,295	28,054	29,175
Due after five through ten years	52,878	55,375	81,483	83,646
Due after ten years	220,600	231,672	106,086	109,765
	$291,861	$306,046	$219,767	$226,734
U.S. Government-sponsored mortgage-backed securities	342,550	346,266	398,832	405,646
Equity securities	3,912	3,912
Certificates of deposit	2,176	2,176
Total Investment Securities	$640,499	$658,400	$618,599	$632,380

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $625,319,000 at March 31, 2016, and $637,358,000 at December 31, 2015.

The book value of securities sold under agreements to repurchase amounted to $145,639,000 at March 31, 2016, and $153,789,000 at December 31, 2015.

Gross gains on the sales and redemptions of available for sale securities for the three months ended March 31, 2016 and 2015 are shown below.

	Three Months Ended March 31,
	2016	2015
Sales and Redemptions of Available for Sale Securities:
Gross gains	$997	$1,025
Gross losses
Other-than-temporary impairment losses

The following table shows investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016, and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at March 31, 2016
State and municipal	$8,375	$98	$1,197	$9	$9,572	$107
U.S. Government-sponsored mortgage-backed securities	1,131	5	$3,845	$35	4,976	40
Total Temporarily Impaired Available for Sale Securities	9,506	103	5,042	44	14,548	147
Temporarily Impaired Held to Maturity Securities at March 31, 2016
State and municipal	3,179	48	673	1	3,852	49
U.S. Government-sponsored mortgage-backed securities			4,784	25	4,784	25
Total Temporarily Impaired Held to Maturity Securities	3,179	48	5,457	26	8,636	74
Total Temporarily Impaired Investment Securities	$12,685	$151	$10,499	$70	$23,184	$221

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2015
State and municipal	$7,558	$60			$7,558	$60
U.S. Government-sponsored mortgage-backed securities	83,396	445	2,101	73	85,497	518
Total Temporarily Impaired Available for Sale Securities	90,954	505	2,101	73	93,055	578
Temporarily Impaired Held to Maturity Securities at December 31, 2015
State and municipal			1,982	15	1,982	15
U.S. Government-sponsored mortgage-backed securities	69,641	519	12,906	268	82,547	787
Total Temporarily Impaired Held to Maturity Securities	69,641	519	14,888	283	84,529	802
Total Temporarily Impaired Investment Securities	$160,595	$1,024	$16,989	$356	$177,584	$1,380

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2016	December 31, 2015
Investments reported at less than historical cost:
Historical cost	$23,406	$178,964
Fair value	$23,184	$177,584
Percent of the Corporation's available for sale and held to maturity portfolio	1.8%	13.9%

Management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary impairment is identified.

The Corporation’s management has evaluated all securities with unrealized losses for other-than temporary impairment as of March 31, 2016. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

In determining the fair value of the investment securities portfolio, the Corporation utilizes a third party for portfolio accounting services, including market value input, for those securities classified as Level 1 and Level 2 in the fair value hierarchy. The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor was classifying these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper. The Corporation has gained trust in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis and (b) actual gains or losses resulting from the sale of certain securities has proven the data to be accurate over time.  The fair value of securities classified as Level 3 in the valuation hierarchy was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

State and Municipal and U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions and U.S. Government-sponsored mortgage-backed securities were caused by changes in interest rates and not credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investments and more likely than not the Corporation won't be required to sell the investments before recovery of its lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at March 31, 2016.

Credit Losses Recognized on Investments

Certain corporate obligations experienced fair value deterioration due to credit losses and other market factors. The following table provides information about those securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2016	Accumulated Credit Losses in 2015
Credit losses on debt securities held:
Balance, January 1		$500
Reductions for previous other-than-temporary losses realized on securities sold during the year		(500)
Balance, March 31	$—	$—

In the first quarter of 2015, the Corporation sold its remaining trust preferred security which had no remaining book value as a result of other than temporary impairment of approximately $500,000 taken in 2009. The sale of this security resulted in a gain of $45,000, which is included in the Consolidated Condensed Statement of Income for the three months ended March 31, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale as of March 31, 2016, and December 31, 2015, were $3,628,000 and $9,894,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2016	December 31, 2015
Commercial and industrial loans	$1,060,559	$1,057,075
Agricultural production financing and other loans to farmers	92,137	97,711
Real estate loans:
Construction	391,621	366,704
Commercial and farmland	1,806,395	1,802,921
Residential	769,592	786,105
Home Equity	353,946	348,613
Individuals' loans for household and other personal expenditures	73,622	74,717
Lease financing receivables, net of unearned income	461	588
Other commercial loans	161,574	159,388
Loans	$4,709,907	$4,693,822
Allowance for loan losses	(62,086)	(62,453)
Net Loans	$4,647,821	$4,631,369

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at March 31, 2016.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2016, and March 31, 2015:

	Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	139	214	33	164		550
Recoveries on loans	292	952	78	312		1,634
Loans charged off	(645)	(994)	(153)	(759)		(2,551)
Balances, March 31, 2016	$26,264	$22,317	$2,647	$10,856	$2	$62,086

	Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	1,834	(2,896)	527	534	1
Recoveries on loans	450	412	78	132		1,072
Loans charged off	(1,101)	(460)	(125)	(549)		(2,235)
Balances, March 31, 2015	$30,007	$16,383	$3,138	$13,269	$4	$62,801

The following tables show the Corporation’s allowance for loan losses and loan portfolio by segment as of the periods indicated:

	March 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$967	$192		$59		$1,218
Collectively evaluated for impairment	25,229	22,075	$2,647	10,760	$2	60,713
Loans Acquired with Deteriorated Credit Quality	68	50		37		155
Total Allowance for Loan Losses	$26,264	$22,317	$2,647	$10,856	$2	$62,086
Loan Balances:
Individually evaluated for impairment	$7,899	$22,411		$4,136		$34,446
Collectively evaluated for impairment	1,299,488	2,127,038	$73,622	1,114,759	$461	4,615,368
Loans Acquired with Deteriorated Credit Quality	6,883	48,567		4,643		60,093
Loans	$1,314,270	$2,198,016	$73,622	$1,123,538	$461	$4,709,907

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,277	$243		$169		$1,689
Collectively evaluated for impairment	25,201	21,753	$2,689	10,966	$2	60,611
Loans Acquired with Deteriorated Credit Quality		149		$4		153
Total Allowance for Loan Losses	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Loan Balances:
Individually evaluated for impairment	$7,877	$16,670		$4,020		$28,567
Collectively evaluated for impairment	1,298,988	2,096,089	$74,717	1,125,316	$588	4,595,698
Loans Acquired with Deteriorated Credit Quality	7,309	56,866		5,382		69,557
Loans	$1,314,174	$2,169,625	$74,717	$1,134,718	$588	$4,693,822

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	March 31, 2016	December 31, 2015
Commercial and industrial loans	$3,694	$4,634
Agriculture production financing and other loans to farmers	1,535	827
Real estate Loans:
Construction	731	736
Commercial and farmland	16,440	11,277
Residential	11,674	11,818
Home Equity	2,449	1,952
Individuals' loans for household and other personal expenditures	196	145
Total	$36,719	$31,389

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

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	March 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$21,751	$11,559
Agriculture production financing and other loans to farmers	724	716
Real estate Loans:
Construction	8,482	4,300
Commercial and farmland	88,293	64,710
Residential	11,991	7,317
Home equity	296	225
Other commercial loans	18
Total	$131,555	$88,827
Impaired loans with related allowance:
Commercial and industrial loans	$1,610	$1,357	$620
Agriculture production financing and other loans to farmers	1,150	1,150	415
Real estate Loans:
Commercial and farmland	1,907	1,738	242
Residential	946	877	96
Total	$5,613	$5,122	$1,373
Total Impaired Loans	$137,168	$93,949	$1,373

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$22,151	$11,669
Agriculture production financing and other loans to farmers	370	361
Real estate Loans:
Construction	4,551	2,336
Commercial and farmland	95,930	69,024
Residential	11,262	7,338
Home equity	297	247
Other commercial loans	20
Total	$134,581	$90,975
Impaired loans with related allowance:
Commercial and industrial loans	$3,043	$2,690	$1,247
Agriculture production financing and other loans to farmers	466	466	30
Real estate Loans:
Commercial and farmland	2,144	1,933	392
Residential	2,300	1,463	173
Total	$7,953	$6,552	$1,842
Total Impaired Loans	$142,534	$97,527	$1,842

	Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$12,052	$109
Agriculture production financing and other loans to farmers	716	1
Real estate Loans:
Construction	4,262	85
Commercial and farmland	65,461	871
Residential	7,746	58
Home equity	225
Total	$90,462	$1,124
Impaired loans with related allowance:
Commercial and industrial loans	$1,363	$9
Agriculture production financing and other loans to farmers	1,315
Real estate Loans:
Commercial and farmland	1,756
Residential	879
Total	$5,313	$9
Total Impaired Loans	$95,775	$1,133

	Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$16,150	$139
Agriculture production financing and other loans to farmers	303
Real estate Loans:
Construction	8,542	104
Commercial and farmland	69,036	878
Residential	8,528	48
Home equity	533	3
Total	$103,092	$1,172
Impaired loans with related allowance:
Commercial and industrial loans	$4,379	$10
Agriculture production financing and other loans to farmers	3,991
Real estate Loans:
Commercial and farmland	3,113
Residential	1,761
Total	$13,244	$10
Total Impaired Loans	$116,336	$1,182

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

	March 31, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$984,052	$46,952	$29,555					$1,060,559
Agriculture production financing and other loans to farmers	48,604	22,829	20,704					92,137
Real estate Loans:
Construction	365,808	4,021	3,441			$18,272	$79	391,621
Commercial and farmland	1,669,322	55,336	81,737					1,806,395
Residential	158,931	8,095	10,706			584,262	7,598	769,592
Home equity	7,164	72	568			343,812	2,330	353,946
Individuals' loans for household and other personal expenditures						73,322	300	73,622
Lease financing receivables, net of unearned income	371		90					461
Other commercial loans	161,564	10						161,574
Loans	$3,395,816	$137,315	$146,801			$1,019,668	$10,307	$4,709,907

	December 31, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$962,340	$48,432	$45,984	$319				$1,057,075
Agriculture production financing and other loans to farmers	77,884	6,665	13,162					97,711
Real estate Loans:
Construction	345,449	1,271	1,790			$18,114	$80	366,704
Commercial and farmland	1,679,141	46,442	77,338					1,802,921
Residential	171,576	3,107	10,428			593,533	7,461	786,105
Home equity	8,218	48	600			337,718	2,029	348,613
Individuals' loans for household and other personal expenditures						74,491	226	74,717
Lease financing receivables, net of unearned income	495		93					588
Other commercial loans	159,388							159,388
Loans	$3,404,491	$105,965	$149,395	$319		$1,023,856	$9,796	$4,693,822

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of March 31, 2016, and December 31, 2015.

	March 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,054,549	$2,017	$239	$60	$3,694	$6,010	$1,060,559
Agriculture production financing and other loans to farmers	90,452	150			1,535	1,685	92,137
Real estate Loans:
Construction	385,222	5,668			731	6,399	391,621
Commercial and farmland	1,788,591	1,355	9		16,440	17,804	1,806,395
Residential	753,121	3,565	539	693	11,674	16,471	769,592
Home equity	349,986	1,298	107	106	2,449	3,960	353,946
Individuals' loans for household and other personal expenditures	73,053	168	101	104	196	569	73,622
Lease financing receivables, net of unearned income	461						461
Other commercial loans	161,574						161,574
Loans	$4,657,009	$14,221	$995	$963	$36,719	$52,898	$4,709,907

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

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended March 31, 2016
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$260	$260	3
Agriculture production financing and other loans to farmers	465	331	2
Real estate Loans:
Commercial and farmland	352	352	1
Residential	113	133	3
Individuals' loans for household and other personal expenditures	13	13	1
Total	$1,203	$1,089	10

	Three Months Ended March 31, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$2,362	$1,361	4
Real estate Loans:
Construction	79	80	1
Commercial and farmland		1,743	1
Residential	24	24	1
Total	$2,465	$3,208	7

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the recorded investment of troubled debt restructurings, by modification type, that occurred during the periods indicated:

	Three Months Ended March 31, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$260	$260
Agriculture production financing and other loans to farmers		$331		331
Real estate Loans:
Commercial and farmland			351	351
Residential		123		123
Individuals' loans for household and other personal expenditures		13		13
Total		$467	$611	$1,078

	Three Months Ended March 31, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$253		$1,079	$1,332
Real estate Loans:
Construction	2			2
Commercial and farmland	1,548			1,548
Residential		$26		26
Total	$1,803	$26	$1,079	$2,908

Agriculture production financing and other loans to farmers made up 48 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2016.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2016 and March 31, 2015, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended March 31, 2016
	Number of Loans	Recorded Balance
Commercial and industrial loans	3	$260
Real estate Loans:
Commercial and farmland	1	717
Total	4	$977

	Three Months Ended March 31, 2015
	Number of Loans	Recorded Balance
Home Equity	1	$6
Total	1	$6

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge off process, or may be addressed through a specific reserve. Consumer troubled debt restructurings are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructurings are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3,208,000 and $1,391,000 at March 31, 2016 and December 31, 2015, respectively.

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

The following table includes the outstanding balance and carrying amount of all acquired loans which were included in the Corporation's balance sheet at March 31, 2016, and December 31, 2015.

	March 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Commercial and industrial loans	$23,363	$99	$7,224	$50,476	$4,351	$85,513
Agricultural production financing and other loans to farmers			2,472		1,263	3,735
Real estate loans:
Construction	30,414	6,928	9,681	862		47,885
Commercial and farmland	131,371	25,729	47,190	175,692	12,494	392,476
Residential	116,116	52,720	19,212	113,633	5,645	307,326
Home Equity	13,390	8,824	7,445	30,705	13,000	73,364
Individuals' loans for household and other personal expenditures	1,433	8	306	348	43	2,138
Other commercial loans	1,840			70		1,910
Total	$317,927	$94,308	$93,530	$371,786	$36,796	$914,347

Carrying Amount	$304,615	$92,097	$87,523	$353,882	$32,390	$870,507
Allowance			105	50		155
Carrying Amount Net of Allowance	$304,615	$92,097	$87,418	$353,832	$32,390	$870,352

	December 31, 2015
	Ameriana	C Financial	Community	CFS	SCB	Total
Commercial and industrial loans	$21,888	$104	$6,769	$52,060	$4,620	$85,441
Agricultural production financing and other loans to farmers			1,761		1,288	3,049
Real estate loans:
Construction	23,365	6,214	10,436	976		40,991
Commercial and farmland	144,514	27,838	49,997	189,372	13,293	425,014
Residential	123,231	55,856	21,886	118,105	6,063	325,141
Home Equity	14,261	9,144	8,231	31,986	13,431	77,053
Individuals' loans for household and other personal expenditures	1,731	10	461	443	48	2,693
Other commercial loans	1,928			72		2,000
Total	$330,918	$99,166	$99,541	$393,014	$38,743	$961,382

Carrying Amount	$319,664	$96,829	$93,355	$373,649	$34,092	$917,589
Allowance			4	149		153
Carrying Amount Net of Allowance	$319,664	$96,829	$93,351	$373,500	$34,092	$917,436

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of March 31, 2016 were $84.5 million and $60.1 million, respectively. Additionally, the outstanding balance and related carrying amount of those loans as of December 31, 2015 were $95.8 million and $69.6 million, respectively.

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

	Three Months Ended March 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,160	$114	$1,508	$1,188	$642	$5,612
Additions
Accretion	(40)	(15)	(63)	(1,290)	(88)	(1,496)
Reclassification from nonaccretable		1	11	1,135	36	1,183
Disposals
Ending balance	$2,120	$100	$1,456	$1,033	$590	$5,299

	Three Months Ended March 31, 2015
	Community	CFS	SCB	Total
Beginning balance	$2,122	$2,400	$868	$5,390
Additions
Accretion	(179)	(1,341)	(185)	(1,705)
Reclassification from nonaccretable	47	950	135	1,132
Disposals
Ending balance	$1,990	$2,009	$818	$4,817

NOTE 6

GOODWILL

	2016	2015
Balance, January 1	$243,129	$202,724
Measurement period adjustment	871
Balance, March 31	$244,000	$202,724

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. There was a $871,000 measurement period adjustment recorded during the three months ended March 31, 2016 related to the Ameriana acquisition.

NOTE 7

CORE DEPOSIT AND OTHER INTANGIBLES

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	March 31, 2016	March 31, 2015
Gross carrying amount	$16,635	$16,031
Accumulated amortization	(978)	(721)
Measurement period adjustment	2,142
Core deposit and other intangibles	$17,799	$15,310

Core deposit and other intangibles are recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to core deposit and other intangibles for provisional amounts recorded at the acquisition date. There was a $2,142,000 measurement period adjustment recorded during the three months ended March 31, 2016 related to the Ameriana acquisition.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Estimated future amortization expense is summarized as follows:

Amortization Expense
2016	$2,933
2017	3,614
2018	2,299
2019	1,914
2020	1,733
After 2020	5,306
$17,799

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of March 31, 2016 and 2015, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,228,000 from accumulated other comprehensive income to interest expense.

During 2016, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the LIBOR-based variable cash outflows associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the LIBOR-based variable cash outflows associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, and 2015, the Corporation did not recognize any ineffectiveness.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2016, the notional amount of customer-facing swaps was approximately $204,667,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2016, and December 31, 2015.

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$12	Other Assets	$36	Other Liabilities	$4,565	Other Liabilities	$2,921
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$8,635	Other Assets	$4,938	Other Liabilities	$9,091	Other Liabilities	$5,149

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three months ended March 31, 2016, and 2015.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest rate contracts	Other income	$(245)	$(100)

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2016	March 31, 2015
Interest Rate Products	$(1,954)	$(1,276)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended
	March 31, 2016	March 31, 2015
Interest Expense	$(324)	$(354)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts.

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of March 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $13,966,000. As of March 31, 2016, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $15,681,000. If the Corporation had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

Following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of March 31, 2016.

Available for Sale Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or a discounted cash flow model. Level 2 securities include agencies, mortgage- backed, state and municipal, and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including corporate obligations, state and municipal and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016, and December 31, 2015.

		Fair Value Measurements Using:
March 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$103		$103
State and municipal	330,120		324,651	$5,469
U.S. Government-sponsored mortgage-backed securities	302,586		302,586
Corporate obligations	31			31
Equity securities	3,945		3,941	4
Interest rate swap asset	8,635		8,635
Interest rate cap	12		12
Interest rate swap liability	13,656		13,656

		Fair Value Measurements Using:
December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$104		$104
State and municipal	305,911		300,014	$5,897
U.S. Government-sponsored mortgage-backed securities	346,266		346,266
Certificates of deposit	2,176		2,176
Corporate obligations	31			31
Equity securities	3,912		3,908	4
Interest rate swap asset	4,938		4,938
Interest rate cap	36		36
Interest rate swap liability	8,070		8,070

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for three months ended March 31, 2016 and 2015.

	Available for Sale Securities
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Balance at beginning of the period	$5,932	$6,646
Total realized and unrealized gains and losses:
Included in other comprehensive income	38	91
Principal payments	(466)	(539)
Ending balance	$5,504	$6,198

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2016 or December 31, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2016 and 2015.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016, and December 31, 2015.

		Fair Value Measurements Using
March 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$9,530			$9,530
Other real estate owned	1,287			1,287

		Fair Value Measurements Using
December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$7,066			$7,066
Other real estate owned	5,529			5,529

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2016, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2016 and December 31, 2015.

March 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,469	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$9,530	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (1%)

Other real estate owned	$1,287	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,897	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.80% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$7,066	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (2%)

Other real estate owned	$5,529	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016, and December 31, 2015.

		March 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$85,738	$85,738
Interest-bearing time deposits	77,453	77,453
Investment securities available for sale	636,785		$631,281	$5,504
Investment securities held to maturity	633,992		626,164	29,281
Loans held for sale	3,628		3,628
Loans	4,647,821			4,600,417
Federal Reserve Bank and Federal Home Loan Bank stock	37,553		37,553
Interest rate swap and cap asset	8,647		8,647
Interest receivable	22,836		22,836
Liabilities:
Deposits	$5,311,070	$4,139,907	$1,158,592
Borrowings:
Federal funds purchased	602		602
Securities sold under repurchase agreements	150,134		150,118
Federal Home Loan Bank advances	263,588		265,170
Subordinated debentures and term loans	127,523		98,807
Interest rate swap liability	13,656		13,656
Interest payable	3,910		3,910

		December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$102,170	$102,170
Interest-bearing time deposits	32,315	32,315
Investment securities available for sale	658,400		$652,468	$5,932
Investment securities held to maturity	618,599		598,082	34,298
Loans held for sale	9,894		9,894
Loans	4,631,369			4,539,940
Federal Reserve Bank and Federal Home Loan Bank stock	37,633		37,633
Interest rate swap and cap asset	4,974		4,974
Interest receivable	24,415		24,415
Liabilities:
Deposits	$5,289,647	$4,095,004	$1,177,142
Borrowings:
Federal funds purchased	49,721		49,721
Securities sold under repurchase agreements	155,325		155,325
Federal Home Loan Bank advances	235,652		236,375
Subordinated debentures and term loans	127,846		103,643
Interest rate swap liability	8,070		8,070
Interest payable	3,092		3,092

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2016 were:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$127,329	$7,559	$15,246		$150,134

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2016 and 2015:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	5,135	(1,270)		3,865
Amounts reclassified from accumulated other comprehensive income	(648)	211		(437)
Period change	4,487	(1,059)	—	3,428
Balance at March 31, 2016	$16,812	$(3,406)	$(11,340)	$2,066

Balance at December 31, 2014	$14,098	$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	980	(829)		151
Amounts reclassified from accumulated other comprehensive income	(666)	230		(436)
Period change	314	(599)	—	(285)
Balance at March 31, 2015	$14,412	$(2,781)	$(13,546)	$(1,915)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss)Components	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$997	$1,025	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(349)	(359)	Income tax expense
	$648	$666

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(324)	$(354)	Interest expense - subordinated debentures and term loans
Related income tax benefit	113	124	Income tax expense
	$(211)	$(230)

Total reclassifications for the period, net of tax	$437	$436

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2016, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2016 was $593,000 compared to $517,000 for the three months ended March 31, 2015. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

The estimated fair value of the stock options granted during 2014 and in prior years was calculated using a Black Scholes option pricing model.  There have been no stock options granted since 2014.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 3.8 percent for the three months ended March 31, 2016, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended March 31,
	2016	2015
Stock and ESPP Options
Pre-tax compensation expense	$15	$27
Income tax expense (benefit)		(1)
Stock and ESPP option expense, net of income taxes	$15	$26
Restricted Stock Awards
Pre-tax compensation expense	$578	$490
Income tax benefit	(202)	(168)
Restricted stock awards expense, net of income taxes	$376	$322
Total Share-Based Compensation
Pre-tax compensation expense	$593	$517
Income tax benefit	(202)	(169)
Total share-based compensation expense, net of income taxes	$391	$348

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As of March 31, 2016, unrecognized compensation expense related to RSAs was $5,277,000 and is expected to be recognized over a weighted-average period of 1.93 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2016.

Stock option activity under the Corporation's stock option plans as of March 31, 2016 and changes during the three months ended March 31, 2016, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	442,012	$19.99
Granted	—
Exercised	(6,700)	$10.80
Canceled	(49,500)	$25.14
Outstanding March 31, 2016	385,812	$19.49	3.23	1,992,120
Vested and Expected to Vest at March 31, 2016	385,812	$19.49	3.23	1,992,120
Exercisable at March 31, 2016	385,812	$19.49	3.23	1,992,120

There were no options granted during the three months ended March 31, 2016 and March 31, 2015.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2016.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $77,000 and $188,000, respectively. Cash receipts of stock options exercised during this same period were $73,000 and $355,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2016	354,504	$19.65
Granted	110,623	$23.41
Vested	(101,984)	$15.32
Forfeited	(419)	$21.60
Unvested RSAs at March 31, 2016	362,724	$22.31

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2016 quarterly offering period of approximately $15,000. The ESPP options vested during the three months ending March 31, 2016, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2016.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$8,143	$7,702
Tax-exempt interest income	(2,026)	(1,429)
Stock compensation	5	8
Earnings on life insurance	(517)	(262)
Tax credits	(129)	(144)
Other	98	(41)
Actual Tax Expense	$5,574	$5,834

Effective Tax Rate	24.0%	26.5%

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016			2015
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	17,693	40,690,573	$0.43	16,172	37,709,883	$0.43
Effect of dilutive stock options and warrants		226,399			290,191
Diluted net income per share	$17,693	40,916,972	$0.43	$16,172	38,000,074	$0.43

Stock options to purchase 153,721 and 367,576 shares for the three months ended March 31, 2016 and 2015, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 15

IMPACT OF ACCOUNTING CHANGES

FASB Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
Summary - The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance, however all of the guidance must be adopted in the same period. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Update No. 2016-07, Investments -Equity Method and Joint Ventures (Topic 323)
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments
Summary - The FASB has issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options.

Topic 815, Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion).

U.S. GAAP provides specific guidance for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk.

The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument.

The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. In practice, derivative instrument novations may occur for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The derivative instrument that is the subject of a novation may be the hedging instrument in a hedging relationship that has been designated under Topic 815, Derivatives and Hedging.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The issue is whether a change in the counterparty to a derivative instrument that has been designated as a hedging instrument, in and of itself, results in a requirement to dedesignate that hedging relationship and therefore discontinue the application of hedge accounting. The guidance in Topic 815 is not explicitly clear about the effect on an existing hedging relationship, if any, of a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. Furthermore, the existing guidance, which is limited, is interpreted and applied inconsistently in practice.

The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments may be applied on either a prospective basis or a modified retrospective basis. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2016-02 - Leases (Topic 842)
Summary - The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation is evaluating the effect of this ASU on its consolidated financial statements.

FASB Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers
Summary - The FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2018 and is not expected to have a significant impact on the Corporation's financial statements.

NOTE 16

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 17

SUBSEQUENT EVENTS

On April 1, 2016, the Board of Directors of First Merchants Bank, National Association (the “Bank”), a wholly-owned subsidiary of First Merchants Corporation, adopted final resolutions approving the conversion of the Bank’s banking charter from a national association to an Indiana state-chartered bank. The initial application to convert was filed with the Indiana Department of Financial Institutions (the “Indiana DFI”) on February 9, 2016. Between the date of initial application and adoption of the final resolutions by the Bank’s Board, the Indiana DFI and the Federal Deposit Insurance Corporation (the “FDIC”) conducted a joint exam of the Bank and its banking activities. Final regulatory approval of the application was obtained at the meeting of the Members of the Indiana DFI on April 14, 2016. The Bank filed official conversion documents effective April 15, 2016. As a result of the conversion, the Indiana DFI became the Bank’s primary regulator and the FDIC became the Bank’s primary federal regulator. Upon conversion, the Bank’s official name changed from “First Merchants Bank, National Association” to “First Merchants Bank.” The Bank intends to continue operating under the following trade names in certain geographic markets: Lafayette Bank and Trust and First Merchants Private Wealth Advisors (each as a division of First Merchants Bank). The conversion is not expected to affect the Bank’s operations or customers in any way, and Bank customers will continue to receive identical protection on deposits through the FDIC’s deposit insurance program.

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2016, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 109 banking locations in twenty-eight Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

Through the Bank, the Corporation offers a broad range of financial services, including accepting time deposits, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; providing full-service brokerage and private wealth management; and providing other corporate services, letters of credit and repurchase agreements.

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

On April 1, 2016, the Board of Directors of the Bank adopted final resolutions approving the conversion of the Bank’s banking charter from a national association to an Indiana state-chartered bank. The initial application to convert was filed with the Indiana Department of Financial Institutions (the “Indiana DFI”) on February 9, 2016. Between the date of initial application and adoption of the final resolutions by the Bank’s Board, the Indiana DFI and the Federal Deposit Insurance Corporation (the “FDIC”) conducted a joint exam of the Bank and its banking activities. Final regulatory approval of the application was obtained at the meeting of the Members of the Indiana DFI on April 14, 2016. The Bank filed official conversion documents effective April 15, 2016.

Along with economic benefits, the Board and management of the Bank feel the state charter is more consistent with the community banking philosophy embraced by the Bank. As a result of the conversion, the Indiana DFI became the Bank’s primary regulator and the FDIC became the Bank’s primary federal regulator. Upon conversion, the Bank’s official name changed from “First Merchants Bank, National Association” to “First Merchants Bank.” The Bank intends to continue operating under the following trade names in certain geographic markets: Lafayette Bank and Trust and First Merchants Private Wealth Advisors (each as a division of First Merchants Bank). The conversion is not expected to affect the Bank’s operations or customers in any way, and Bank customers will continue to receive identical protection on deposits through the FDIC’s deposit insurance program.

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported net income available to common stockholders of $17.7 million for the three months ended March 31, 2016, an increase of $1.5 million, or 9.4 percent, compared to net income available to common stockholders of $16.2 million for the three months ended March 31, 2015. Diluted earnings per share for the three months ended March 31, 2016 and 2015 totaled $0.43 per share.

On April 17, 2015, the Corporation acquired C Financial and on December 31, 2015, the Corporation acquired Ameriana. Additionally, on June 12, 2015, the Corporation sold all of its stock in FMIG, resulting in a gain of $8.3 million. Details of these transactions are included in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2016, total assets equaled $6.8 billion, an increase of $37.5 million, or 0.6 percent, from December 31, 2015.  The Corporation's loan portfolio increased $16.1 million, with the largest increase in real estate construction. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $62.1 million as of March 31, 2016.  The allowance provided 169 percent coverage of all non-accrual loans and 1.32 percent of total loans.  The Corporation's provision expense totaled $550,000 during the first quarter 2016, as net charge-offs totaled $917,000. During the same period of 2015, the Corporation had no provision expense and net charge offs during the period of $1.2 million.   Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

As of March 31, 2016, total deposits equaled $5.3 billion, an increase of $21.4 million from December 31, 2015. The largest increases were in savings deposits and brokered deposits, which accounted for $30.6 million and $16.0 million of the overall increase, respectively. This increase was offset by decreases in other certificates and time deposits and certificates and other time deposits of $100,000 or more of $20.4 million and $19.1 million, respectively, compared to December 31, 2015.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total borrowings decreased $26.7 million as of March 31, 2016 compared to December 31, 2015 as Federal Funds purchased decreased $49.1 million, which was offset by an increase in Federal Home Loan Bank Advances of $27.9 million.

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

For the periods presented, the increases in net interest income and average earning assets were primarily driven by the acquisitions of C Financial in April 2015 and Ameriana in December 2015. As a result of the acquisitions, the Corporation recognized fair value accretion, which is included in interest income, of $2,509,000 and $2,169,000, respectively, for the three months ended March 31, 2016 and 2015. Net interest margin for the first quarter of 2016 increased to 3.83 percent compared to the first quarter of 2015 at 3.78 percent, and average earning assets increased by $815,336,000. Asset yields increased 4 basis points FTE and interest costs decreased 1 basis point, resulting in a 5 basis points FTE increase in net interest margin as compared to the same period in 2015.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets for the three months ended March 31, 2016, and 2015.

(Dollars in Thousands)	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$75,709	$106	0.56%	$56,907	$36	0.25%
Federal Reserve and Federal Home Loan Bank stock	37,632	480	5.10	41,351	550	5.32
Investment Securities: (1)
Taxable	716,486	4,328	2.42	736,378	4,723	2.57
Tax-Exempt (2)	520,922	6,937	5.33	433,531	5,899	5.44
Total Investment Securities	1,237,408	11,265	3.64	1,169,909	10,622	3.63
Loans held for sale	6,247	122	7.81	4,927	110	8.93
Loans: (3)
Commercial	3,449,451	38,864	4.51	3,041,242	34,169	4.49
Real Estate Mortgage	575,266	6,394	4.45	459,794	4,849	4.22
Installment	456,654	5,109	4.48	394,063	4,424	4.49
Tax-Exempt (2)	181,950	2,023	4.45	36,788	382	4.15
Total Loans	4,669,568	52,512	4.50	3,936,814	43,934	4.46
Total Earning Assets	6,020,317	64,363	4.28	5,204,981	55,142	4.24
Net unrealized gain on securities available for sale	10,005			14,480
Allowance for loan losses	(63,213)			(63,429)
Cash and cash equivalents	101,913			98,791
Premises and equipment	96,698			77,707
Other assets	577,595			488,544
Total Assets	$6,743,315			$5,821,074
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,300,266	$544	0.17%	$1,030,433	$252	0.10%
Money market deposits	865,932	491	0.23	823,761	412	0.20
Savings deposits	689,305	135	0.08	571,751	159	0.11
Certificates and other time deposits	1,186,458	2,893	0.98	1,126,098	2,693	0.96
Total Interest-bearing Deposits	4,041,961	4,063	0.40	3,552,043	3,516	0.40
Borrowings	520,087	2,709	2.08	437,864	2,452	2.24
Total Interest-bearing Liabilities	4,562,048	6,772	0.59	3,989,907	5,968	0.60
Noninterest-bearing deposits	1,255,328			1,053,095
Other liabilities	64,287			43,561
Total Liabilities	5,881,663			5,086,563
Stockholders' Equity	861,652			734,511
Total Liabilities and Stockholders' Equity	$6,743,315	6,772	0.45	$5,821,074	5,968	0.46
Net Interest Income		$57,591			$49,174
Net Interest Margin			3.83%			3.78%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2016 and 2015. These totals equal $3,136 and $2,198 for the three months ended March 31, 2016 and 2015, respectively.

(3) Non accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $89,000, or .5 percent, in the first quarter of 2016, compared to the first quarter of 2015.  In June 2015, the Corporation sold all of its stock in FMIG, resulting in no insurance commission income in the first quarter of 2016. This transaction accounted for a $2.3 million decline in commission income compared to the first quarter of 2015. In April 2015, the Corporation acquired C Financial and in December 2015, the Corporation acquired Ameriana. Each of the acquisitions contributed to a larger customer base, which resulted in an increase in other customer fees and service charge income of $1.4 million and $597,000, respectively, for the three months ended March 31, 2016 when compared to the same period in 2015. Additional details of the divestiture and acquisitions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Additionally, first quarter 2016 earnings on cash surrender value of life insurance increased by $729,000 from the same quarter of 2015. The increase was primarily due to a death benefit from Bank Owned Life Insurance of $471,000. Additionally, the Ameriana acquisition resulted in a $28.2 million Bank Owned Life Insurance portfolio that contributed to the increase in earnings.

NON-INTEREST EXPENSE

Non-interest expense increased $5.8 million, or 14.0 percent, in the first quarter of 2016, compared to the first quarter of 2015.  The sale of FMIG resulted in $1.5 million less in expense in the first quarter of 2016 than in the same period of 2015. However, investments in the Corporation's core business, primarily through bank acquisitions, drove the increase over prior year. The largest increase was in salaries and employee benefits which increased $2.8 million, or 11.4 percent primarily due to the addition of personnel from C Financial and Ameriana.

Additionally, the Corporation recognized $1.9 million of nonrecurring acquisition and integration expenses during the first quarter of 2016. This was approximately $1.4 million more than the $549,000 of nonrecurring acquisition and integration expenses recognized in the first quarter of 2015.

INCOME TAXES

Income tax expense for the three months ended March 31, 2016 was $5,574,000 on pre-tax net income of $23,267,000.  For the same period in 2015, income tax expense was $5,834,000 on pre-tax net income of $22,006,000. The effective income tax rate was 24.0 percent for the first quarter of 2016 and 26.5 percent for the first quarter of 2015. The lower effective tax rate during the three months ended March 31, 2016 when compared to the same period in 2015 was the result of increases in tax-exempt interest income and earnings on life insurance.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 13. INCOME TAX, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized common equity tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. As of January 1, 2016, the Corporation is required to hold a capital conservation buffer of 0.625 percent, increasing by that amount each successive year until 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of March 31, 2016 and December 31, 2015 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$792,030	14.79%	$428,466	8.00%	N/A	N/A
First Merchants Bank	748,246	13.86	431,849	8.00	$539,812	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$664,944	12.42%	$321,350	6.00%	N/A	N/A
First Merchants Bank	686,160	12.71	323,887	6.00	$431,849	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$611,707	11.42%	$241,012	4.50%	N/A	N/A
First Merchants Bank	686,160	12.71	242,915	4.50	$350,878	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$664,944	10.25%	$259,518	4.00%	N/A	N/A
First Merchants Bank	686,160	10.63	258,141	4.00	$322,676	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$783.776	14.94%	$419,809	8.00%	N/A	N/A
First Merchants Bank	739.793	13.98	423,242	8.00	$529,052	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$656,323	12.51%	$314,857	6.00%	N/A	N/A
First Merchants Bank	677,340	12.80	317,431	6.00	$423,242	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$603,063	11.49%	$236,143	4.50%	N/A	N/A
First Merchants Bank	677,340	12.80	238,074	4.50	343,884	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$656,323	10.85%	$242,001	4.00%	N/A	N/A
First Merchants Bank	677,340	11.22	241,423	4.00	$301,779	5.00%

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

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.35 percent at March 31, 2016, and 9.17 percent at December 31, 2015.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	March 31, 2016	December 31, 2015
Total Stockholders' Equity (GAAP)	$867,263	$850,509
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets, net of tax (GAAP)	(255,046)	(253,486)
Tangible common equity (non-GAAP)	$612,092	$596,898
Total assets (GAAP)	$6,798,539	$6,761,003
Less: Intangible assets, net of tax (GAAP)	(255,046)	(253,486)
Tangible assets (non-GAAP)	$6,543,493	6,507,517
Tangible common equity to tangible assets (non-GAAP)	9.35%	9.17%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2016.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Amounts)	2016	2015
Average goodwill (GAAP)	$244,000	$202,723
Average core deposit intangible (GAAP)	18,359	15,647
Average deferred tax on CDI (GAAP)	(6,896)	(5,958)
Intangible adjustment (non-GAAP)	$255,463	$212,412
Average stockholders' equity (GAAP)	$861,652	$734,511
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(255,463)	(212,412)
Average tangible capital (non-GAAP)	$606,064	$521,974
Average assets (GAAP)	$6,743,315	$5,821,074
Intangible adjustment (non-GAAP)	(255,463)	(212,412)
Average tangible assets (non-GAAP)	$6,487,852	$5,608,662
Net income available to common stockholders (GAAP)	$17,693	$16,172
CDI amortization, net of tax (GAAP)	635	418
Tangible net income available to common stockholders (non-GAAP)	$18,328	$16,590
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.43	$0.43
Diluted tangible net income available to common stockholders (non-GAAP)	$0.45	$0.44
Ratios:
Return on average GAAP capital (ROE)	8.21%	8.81%
Return on average tangible capital	12.10%	12.71%
Return on average assets (ROA)	1.05%	1.11%
Return on average tangible assets	1.13%	1.18%

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

At March 31, 2016, non performing loans totaled $37,734,000, an increase of $4,422,000 from the December 31, 2015 balance of $33,312,000. Non-accrual loans increased $5,330,000 to $36,719,000, from the December 31, 2015 balance of $31,389,000. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans decreased from 199.0 percent at December 31, 2015 to 169.1 percent at March 31, 2016. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

Other real estate owned, totaling $15,626,000 at March 31, 2016, declined $1,631,000 from the December 31, 2015 balance of $17,257,000.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90 or more days of $963,000 at March 31, 2016 increased $56,000 from the December 31, 2015 balance of $907,000. Residential real estate loans accounted for 72.0 percent of the total at March 31, 2016.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2016, commercial impaired loans totaled $93,949,000 a decrease of $3,578,000 from the December 31, 2015 balance of $97,527,000. At March 31, 2016, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $88,827,000 as there was no identified loss on these credits. A specific allowance of $1,373,000 was recorded for the remaining balance of these impaired loans totaling $5,122,000 and is included in the Corporation’s allowance for loan losses.

At March 31, 2016, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $54,323,000; an increase of $2,847,000 from December 31, 2015 as noted in the table below.

(Dollars in Thousands)	March 31, 2016	December 31, 2015
Non-Performing Assets:
Non-accrual loans	$36,719	$31,389
Renegotiated loans	1,015	1,923
Non-performing loans (NPL)	37,734	33,312
Other real estate owned	15,626	17,257
Non-performing assets (NPA)	53,360	50,569
90+ days delinquent and still accruing	963	907
Non-performing assets plus 90+ days delinquent	$54,323	$51,476
Impaired Loans	$93,949	$97,527

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table for the periods indicated.

(Dollars in Thousands)	March 31, 2016	December 31, 2015
Non-Performing Assets and 90+ Days Delinquent:
Commercial and industrial loans	$3,754	$5,544
Agricultural production financing and other loans to farmers	1,866	827
Real estate loans:
Construction	9,849	9,345
Commercial and farmland	21,550	18,243
Residential	14,341	14,528
Home Equity	2,625	2,665
Individuals' loans for household and other personal expenditures	338	324
Non-performing assets plus 90+ days delinquent	$54,323	$51,476

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

At March 31, 2016, the allowance for loan losses was $62,086,000, a decrease of $367,000 from December 31, 2015. As a percent of loans, the allowance was 1.32 percent at March 31, 2016, compared to 1.33 percent at December 31, 2015. The provision for loan losses for the three months ended March 31, 2016 was $550,000. Comparatively, the provision for loan losses for the three months ended March 31, 2015 was zero. Specific reserves on impaired loans decreased $469,000 from $1,842,000 at December 31, 2015, to $1,373,000 at March 31, 2016.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge offs for the three months ended March 31, 2016, were $917,000. Comparatively, the same period in 2015 had net charge offs of $1,163,000.  For the three months ended March 31, 2016, there were two charge offs greater than $500,000 totaling $1,489,000 and one recovery for $604,000. The distribution of the net charge offs or recoveries for the three months ended March 31, 2016 and 2015 are reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
Net Charge Offs (Recoveries):
Commercial and industrial loans	$331	$(76)
Agricultural production financing and other loans to farmers	23	731
Real estate loans:
Construction	(3)	4
Commercial and farmland	45	44
Residential	387	214
Home Equity	60	203
Individuals' loans for household and other personal expenditures	75	47
Other commercial loans	(1)	(4)
Total Net Charge Offs	$917	$1,163

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

The Corporation’s liquidity is dependent upon the receipt of dividends from the Bank, which is subject to certain regulatory limitations and access to other funding sources.  Liquidity of the Bank is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $636,785,000 at March 31, 2016, a decrease of $21,615,000, or 3.3 percent, from December 31, 2015.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $2,533,000 at March 31, 2016. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At March 31, 2016, total borrowings from the FHLB were $263,588,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2016 was $395,795,000.

On April 11, 2014, the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. As of March 31, 2016, there was no outstanding balance on the line of credit. The line of credit matured on April 8, 2016 and the agreement was not renewed. Interest was payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit had a quarterly facility fee of 0.25 percent on the unused balance. The line of credit agreement contained certain customary representations and warranties and financial and negative covenants. As of March 31, 2016, the Corporation was in compliance with these covenants.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at March 31, 2016 are as follows:

(Dollars in Thousands)	March 31, 2016
Amounts of commitments:
Loan commitments to extend credit	$1,928,850
Standby and commercial letters of credit	46,707
$1,975,557

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at March 31, 2016, are as follows:

(Dollars in Thousands)	Remaining 2016	2017	2018	2019	2020	2021	2022 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$2,436	$2,588	$1,602	$1,406	$1,244	$922	$5,787		$15,985
Federal funds purchased	602								602
Securities sold under repurchase agreements	150,134								150,134
Federal Home Loan Bank advances	119,413	37,186	26,851	13,828	31,310		35,000		263,588
Subordinated debentures and term loans	275						132,012	(4,764)	127,523
Total	$272,860	$39,774	$28,453	$15,234	$32,554	$922	$172,799	$(4,764)	$557,832

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2016, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2016
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(25)
Federal funds	200	(25)
One-year CMT	200	(53)
Three-year CMT	200	(63)
Five-year CMT	200	(70)
CD's	200	(21)
FHLB advances	200	(51)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2016. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2016
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$209,175	$228,030	$200,686
Variance from base		$18,855	$(8,489)
Percent of change from base		9.0%	(4.1)%

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

	December 31, 2015
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(25)
Federal funds	200	(25)
One-year CMT	200	(56)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(21)
FHLB advances	200	(83)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	December 31, 2015
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$198,711	$213,758	$188,921
Variance from base		$15,047	$(9,790)
Percent of change from base		7.6%	(4.9)%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2016, and December 31, 2015. Earning assets increased by $48,655,000 during the three months ended March 31, 2016.  Interest-bearing time deposits increased $45,138,000, while investment securities decreased by approximately $6,222,000. Loans and loans held for sale increased by $9,819,000. The three loan classes experiencing the largest increase from December 31, 2015, were real estate construction, real estate home equity and commercial and industrial loans. These increases were primarily offset by decreases in real estate residential and agricultural production financing.

(Dollars in Thousands)	March 31, 2016	December 31, 2015
Interest-bearing time deposits	$77,453	$32,315
Investment securities available for sale	636,785	658,400
Investment securities held to maturity	633,992	618,599
Mortgage loans held for sale	3,628	9,894
Loans	4,709,907	4,693,822
Federal Reserve and Federal Home Loan Bank stock	37,553	37,633
Total	$6,099,318	$6,050,663

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Corporation or its subsidiaries, of a material nature to which the Corporation or its subsidiaries is a party or of which any of their properties are subject. Further, there are no material legal proceedings in which any director, officer, principal shareholder, or affiliate of the Corporation, or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

None of the routine legal proceedings, individually or in the aggregate, in which the Corporation or its affiliates are involved are expected to have a material adverse impact on the financial position or the results of operations of the Corporation.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015,

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2016
February, 2016	747	$23.64
March, 2016	35,819	$22.16

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
3.3
First Merchants Corporation Articles of Amendment of the Articles of Incorporation for the Series B Preferred Stock (Incorporated by reference to registrant's Form 8-K filed on September 23, 2011) (SEC No. 000-17071)

4.1
First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)

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
4.5
First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009) (SEC No. 033-45393)

4.6
Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of its (a) 5.00% Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75% Fixed-to-Floating Rate Subordinated Notes due 2028 in aggregate principal amount of $65 million.

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated March 7, 2016 (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: May 9, 2016	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
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
3.3
First Merchants Corporation Articles of Amendment of the Articles of Incorporation for the Series B Preferred Stock (Incorporated by reference to registrant's Form 8-K filed on September 23, 2011) (SEC No. 000-17071)

4.1
First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)

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
4.5
First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Post-Effective Amendment No. 1 to Form S-3 filed on August 21, 2009) (SEC No. 033-45393)

4.6
Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of its (a) 5.00% Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75% Fixed-to-Floating Rate Subordinated Notes due 2028 in aggregate principal amount of $65 million.

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated March 7, 2016 (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.