Form 10-Q
period 2016-06-30
FIRST MERCHANTS CORP
filed 2016-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

As of July 29, 2016, there were 40,774,224 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$120,471	$102,170
Interest-bearing time deposits	62,533	32,315
Investment securities available for sale	658,829	658,400
Investment securities held to maturity (fair value of $665,066 and $632,380)	638,972	618,599
Loans held for sale	18,854	9,894
Loans, net of allowance for loan losses of $62,186 and $62,453	4,729,243	4,631,369
Premises and equipment	95,170	97,648
Federal Reserve and Federal Home Loan Bank stock	18,096	37,633
Interest receivable	23,351	24,415
Core deposit intangibles	16,821	16,635
Goodwill	244,000	243,129
Cash surrender value of life insurance	201,417	200,539
Other real estate owned	13,219	17,257
Tax asset, deferred and receivable	32,547	46,977
Other assets	32,895	24,023
TOTAL ASSETS	$6,906,418	$6,761,003
LIABILITIES
Deposits:
Noninterest-bearing	$1,253,747	$1,266,027
Interest-bearing	4,153,807	4,023,620
Total Deposits	5,407,554	5,289,647
Borrowings:
Federal funds purchased	20,000	49,721
Securities sold under repurchase agreements	140,777	155,325
Federal Home Loan Bank advances	268,579	235,652
Subordinated debentures and term loans	127,678	127,846
Total Borrowings	557,034	568,544
Interest payable	3,051	3,092
Other liabilities	51,229	49,211
Total Liabilities	6,018,868	5,910,494
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 40,772,896 and 40,664,259 shares	5,097	5,083
Additional paid-in capital	505,725	504,530
Retained earnings	369,568	342,133
Accumulated other comprehensive income (loss)	7,035	(1,362)
Total Stockholders' Equity	887,550	850,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,906,418	$6,761,003

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans receivable:
Taxable	$52,099	$45,320	$102,588	$88,871
Tax exempt	1,465	736	2,780	984
Investment securities:
Taxable	4,202	4,425	8,530	9,148
Tax exempt	4,583	4,231	9,092	8,066
Deposits with financial institutions	122	31	228	68
Federal Reserve and Federal Home Loan Bank stock	233	459	713	1,009
Total Interest Income	62,704	55,202	123,931	108,146
INTEREST EXPENSE
Deposits	4,039	3,686	8,102	7,202
Federal funds purchased	7	19	35	42
Securities sold under repurchase agreements	92	90	192	168
Federal Home Loan Bank advances	818	706	1,614	1,397
Subordinated debentures and term loans	1,786	1,670	3,571	3,330
Total Interest Expense	6,742	6,171	13,514	12,139
NET INTEREST INCOME	55,962	49,031	110,417	96,007
Provision for loan losses	790	417	1,340	417
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	55,172	48,614	109,077	95,590
OTHER INCOME
Service charges on deposit accounts	4,416	4,090	8,561	7,638
Fiduciary activities	2,376	2,309	4,870	4,816
Other customer fees	4,695	4,602	9,754	8,269
Commission income		1,815		4,143
Earnings on cash surrender value of life insurance	1,297	640	2,773	1,387
Net gains and fees on sales of loans	1,717	1,781	3,177	3,270
Net realized gains (losses) on sales of available for sale securities	706	(93)	1,703	932
Gain on sale of insurance subsidiary		8,265		8,265
Other income	1,178	697	1,384	785
Total Other Income	16,385	24,106	32,222	39,505
OTHER EXPENSES
Salaries and employee benefits	25,570	26,434	52,907	50,975
Net occupancy	4,059	3,503	8,081	7,293
Equipment	3,243	2,840	6,481	5,406
Marketing	851	951	1,588	1,731
Outside data processing fees	2,025	1,768	4,094	3,485
Printing and office supplies	369	303	733	667
Core deposit amortization	977	729	1,955	1,450
FDIC assessments	1,002	895	1,952	1,758
Other real estate owned and foreclosure expenses	915	845	1,666	1,241
Professional and other outside services	1,478	3,134	3,640	4,625
Other expenses	4,346	4,494	8,213	7,634
Total Other Expenses	44,835	45,896	91,310	86,265
INCOME BEFORE INCOME TAX	26,722	26,824	49,989	48,830
Income tax expense	6,716	8,856	12,290	14,690
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,006	$17,968	$37,699	$34,140
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.50	$0.47	$0.93	$0.90
Diluted Net Income Available to Common Stockholders	$0.49	$0.47	$0.92	$0.90
Cash Dividends Paid	$0.14	$0.11	$0.25	$0.19
Average Diluted Shares Outstanding (in thousands)	40,969	38,043	40,941	38,022

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$20,006	$17,968	$37,699	$34,140
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $3,096, $2,904, $5,861 and $2,376	5,750	(5,393)	10,885	(4,413)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $284, $282, $969 and $165	(529)	525	(1,798)	(304)
Reclassification adjustment for net losses (gains) included in net income, net of tax of $136, $158, $371 and $77	(252)	293	(690)	(143)
	4,969	(4,575)	8,397	(4,860)
Comprehensive income	$24,975	$13,393	$46,096	$29,280

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2015	125	$125	40,664,259	$5,083	$504,530	$342,133	$(1,362)	$850,509
Comprehensive income
Net income						37,699		37,699
Other comprehensive income, net of tax							8,397	8,397
Cash dividends on common stock ($.25 per share)						(10,264)		(10,264)
Share-based compensation			106,290	13	1,222			1,235
Stock issued under employee benefit plans			10,536	1	215			216
Stock issued under dividend reinvestment and stock purchase plan			15,703	2	382			384
Stock options exercised			13,828	2	212			214
Stock redeemed			(37,720)	(4)	(836)			(840)
Balances, June 30, 2016	125	$125	40,772,896	$5,097	$505,725	$369,568	$7,035	$887,550

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flow From Operating Activities:
Net income	$37,699	$34,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,340	417
Depreciation and amortization	3,604	3,123
Change in deferred taxes	5,571	2,341
Share-based compensation	1,235	1,130
Tax benefit from stock options exercised	(3)	(35)
Loans originated for sale	(199,281)	(176,552)
Proceeds from sales of loans	190,321	175,492
Gain on sale of insurance subsidiary		(8,265)
Gains on sales of securities available for sale	(1,703)	(932)
Change in interest receivable	1,064	396
Change in interest payable	(41)	(19)
Other adjustments	(5,237)	5,170
Net cash provided by operating activities	34,569	36,406
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(30,218)	21,773
Purchases of:
Securities available for sale	(96,873)	(101,627)
Securities held to maturity	(76,395)	(55,415)
Proceeds from sales of securities available for sale	85,081	42,117
Proceeds from maturities of:
Securities available for sale	32,286	31,917
Securities held to maturity	54,810	44,035
Change in Federal Reserve and Federal Home Loan Bank stock	19,537	7,578
Net change in loans	(102,735)	(213,356)
Net cash and cash equivalents paid in acquisition		(12,004)
Net cash received from sale of insurance subsidiary		15,155
Proceeds from the sale of other real estate owned	4,633	4,444
Other adjustments	(1,671)	1,464
Net cash used in investing activities	(111,545)	(213,919)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	173,705	51,914
Certificates of deposit and other time deposits	(56,969)	(8,357)
Borrowings	279,518	200,467
Repayment of borrowings	(290,687)	(71,916)
Cash dividends on common stock	(10,264)	(7,246)
Stock issued under employee benefit plans	216	231
Stock issued under dividend reinvestment and stock purchase plans	384	310
Stock options exercised	211	619
Tax benefit from stock options exercised	3	35
Stock redeemed	(840)	(1,232)
Net cash provided by financing activities	95,277	164,825
Net Change in Cash and Cash Equivalents	18,301	(12,688)
Cash and Cash Equivalents, January 1	102,170	118,616
Cash and Cash Equivalents, June 30	$120,471	$105,928
Additional cash flow information:
Interest paid	$13,555	$12,129
Income tax paid	$3,155	$3,000
Loans transferred to other real estate owned	$320	$3,360
Fixed assets transferred to other real estate owned	$360	$1,003
Non-cash investing activities using trade date accounting	$4,414	$1,887
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$141,724
Cash received (paid) in acquisition		$(14,500)
Less: Common stock issued
Liabilities assumed	$—	$127,224

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2015, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

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

Of the total purchase price, $981,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is deductible over a 15 year period for tax purposes as the transaction was considered a taxable exchange.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair value of the investment securities portfolio at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2016
U.S. Government-sponsored agency securities	$100	$2		$102
State and municipal	329,042	24,438		353,480
U.S. Government-sponsored mortgage-backed securities	292,822	8,469	$20	301,271
Corporate obligations	31			31
Equity securities	3,882	63		3,945
Total available for sale	625,877	32,972	20	658,829
Held to maturity at June 30, 2016
Federal agencies	28,980	34	5	29,009
State and municipal	207,731	11,621		219,352
U.S. Government-sponsored mortgage-backed securities	402,261	14,444		416,705
Total held to maturity	638,972	26,099	5	665,066
Total Investment Securities	$1,264,849	$59,071	$25	$1,323,895

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

The amortized cost and fair value of available for sale and held to maturity securities at June 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2016:
Due in one year or less	$3,065	$3,086	$2,500	$2,532
Due after one through five years	19,909	21,060	42,528	44,205
Due after five through ten years	60,972	64,871	82,937	85,365
Due after ten years	245,227	264,596	108,746	116,259
	$329,173	$353,613	$236,711	$248,361
U.S. Government-sponsored mortgage-backed securities	292,822	301,271	402,261	416,705
Equity securities	3,882	3,945
Total Investment Securities	$625,877	$658,829	$638,972	$665,066

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

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $607,799,000 at June 30, 2016, and $637,358,000 at December 31, 2015.

The book value of securities sold under agreements to repurchase amounted to $135,855,000 at June 30, 2016, and $153,789,000 at December 31, 2015.

Gross gains on the sales and redemptions of available for sale securities for the three and six months ended June 30, 2016 and 2015 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales and Redemptions of Available for Sale Securities:
Gross gains	$706	$7	$1,703	$1,032
Gross losses		100		100

The following table shows investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016, and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at June 30, 2016
U.S. Government-sponsored mortgage-backed securities	4,007	$15	$1,053	$5	5,060	$20
Total Temporarily Impaired Available for Sale Securities	4,007	15	1,053	5	5,060	20
Temporarily Impaired Held to Maturity Securities at June 30, 2016
Federal agencies	4,995	5			4,995	5
Total Temporarily Impaired Held to Maturity Securities	4,995	5			4,995	5
Total Temporarily Impaired Investment Securities	$9,002	$20	$1,053	$5	$10,055	$25

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2015
State and municipal	$7,558	$60			$7,558	$60
U.S. Government-sponsored mortgage-backed securities	83,396	445	$2,101	$73	85,497	518
Total Temporarily Impaired Available for Sale Securities	90,954	505	2,101	73	93,055	578
Temporarily Impaired Held to Maturity Securities at December 31, 2015
State and municipal			1,982	15	1,982	15
U.S. Government-sponsored mortgage-backed securities	69,641	519	12,906	268	82,547	787
Total Temporarily Impaired Held to Maturity Securities	69,641	519	14,888	283	84,529	802
Total Temporarily Impaired Investment Securities	$160,595	$1,024	$16,989	$356	$177,584	$1,380

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2016	December 31, 2015
Investments reported at less than historical cost:
Historical cost	$10,081	$178,964
Fair value	$10,055	$177,584
Percent of the Corporation's available for sale and held to maturity portfolio	0.8%	13.9%

Management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary impairment is identified.

The Corporation’s management has evaluated all securities with unrealized losses for other-than temporary impairment as of June 30, 2016. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investments in securities of U.S. Government-sponsored mortgage-backed securities were caused by changes in interest rates and not credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investments and more likely than not the Corporation won't be required to sell the investments before recovery of its lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at June 30, 2016.

Credit Losses Recognized on Investments

Certain corporate obligations experienced fair value deterioration due to credit losses and other market factors. The following table provides information about those securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2016	Accumulated Credit Losses in 2015
Credit losses on debt securities held:
Balance, January 1	$—	$500
Reductions for previous other-than-temporary losses realized on securities sold during the year	—	(500)
Balance, June 30	$—	$—

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale as of June 30, 2016, and December 31, 2015, were $18,854,000 and $9,894,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2016	December 31, 2015
Commercial and industrial loans	$1,084,890	$1,057,075
Agricultural production financing and other loans to farmers	95,131	97,711
Real estate loans:
Construction	352,980	366,704
Commercial and farmland	1,869,703	1,802,921
Residential	758,870	786,105
Home Equity	374,159	348,613
Individuals' loans for household and other personal expenditures	75,205	74,717
Lease financing receivables, net of unearned income	388	588
Other commercial loans	180,103	159,388
Loans	$4,791,429	$4,693,822
Allowance for loan losses	(62,186)	(62,453)
Net Loans	$4,729,243	$4,631,369

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at June 30, 2016.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2016, and June 30, 2015:

	Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$26,264	$22,317	$2,647	$10,856	$2	$62,086
Provision for losses	400	200	44	146		790
Recoveries on loans	683	276	107	273		1,339
Loans charged off	(1,026)	(513)	(114)	(376)		(2,029)
Balances, June 30, 2016	$26,321	$22,280	$2,684	$10,899	$2	$62,186

	Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	539	414	77	310		1,340
Recoveries on loans	975	1,228	185	585		2,973
Loans charged off	(1,671)	(1,507)	(267)	(1,135)		(4,580)
Balances, June 30, 2016	$26,321	$22,280	$2,684	$10,899	$2	$62,186

	Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, April 1	$30,007	$16,383	$3,138	$13,269	$4	$62,801
Provision for losses	1,190	(502)	(200)	(72)	1	417
Recoveries on loans	437	147	101	747		1,432
Loans charged off	(155)	(200)	(112)	(1,633)		(2,100)
Balances, June 30, 2015	$31,479	$15,828	$2,927	$12,311	$5	$62,550

	Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, January 1	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	3,024	(3,398)	327	462	2	417
Recoveries on loans	887	559	179	879		2,504
Loans charged off	(1,256)	(660)	(237)	(2,182)		(4,335)
Balances, June 30, 2015	$31,479	$15,828	$2,927	$12,311	$5	$62,550

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s allowance for loan losses and loan portfolio by segment as of the periods indicated:

	June 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,573	$276		$69		$1,918
Collectively evaluated for impairment	24,748	21,824	$2,684	10,808	$2	60,066
Loans Acquired with Deteriorated Credit Quality		180		22		202
Total Allowance for Loan Losses	$26,321	$22,280	$2,684	$10,899	$2	$62,186
Loan Balances:
Individually evaluated for impairment	$7,841	$21,118		$3,462		$32,421
Collectively evaluated for impairment	1,345,826	2,155,077	$75,205	1,126,707	$388	4,703,203
Loans Acquired with Deteriorated Credit Quality	6,457	46,488		2,860		55,805
Loans	$1,360,124	$2,222,683	$75,205	$1,133,029	$388	$4,791,429

	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,277	$243		$169		$1,689
Collectively evaluated for impairment	25,201	21,753	$2,689	10,966	$2	60,611
Loans Acquired with Deteriorated Credit Quality		149		4		153
Total Allowance for Loan Losses	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Loan Balances:
Individually evaluated for impairment	$7,877	$16,670		$4,020		$28,567
Collectively evaluated for impairment	1,298,988	2,096,089	$74,717	1,125,316	$588	4,595,698
Loans Acquired with Deteriorated Credit Quality	7,309	56,866		5,382		69,557
Loans	$1,314,174	$2,169,625	$74,717	$1,134,718	$588	$4,693,822

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2016	December 31, 2015
Commercial and industrial loans	$3,413	$4,634
Agriculture production financing and other loans to farmers	1,471	827
Real estate Loans:
Construction	721	736
Commercial and farmland	15,541	11,277
Residential	9,952	11,818
Home Equity	2,345	1,952
Individuals' loans for household and other personal expenditures	122	145
Total	$33,565	$31,389

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

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$19,322	$10,183
Agriculture production financing and other loans to farmers	709	701
Real estate Loans:
Construction	8,089	4,091
Commercial and farmland	83,028	61,319
Residential	8,650	5,016
Home equity	176	139
Other commercial loans	16
Total	$119,990	$81,449
Impaired loans with related allowance:
Commercial and industrial loans	$2,491	$2,114	$1,007
Agriculture production financing and other loans to farmers	1,331	1,301	566
Real estate Loans:
Commercial and farmland	2,145	1,978	456
Residential	877	801	91
Total	$6,844	$6,194	$2,120
Total Impaired Loans	$126,834	$87,643	$2,120

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$22,151	$11,669
Agriculture production financing and other loans to farmers	370	361
Real estate Loans:
Construction	4,551	2,336
Commercial and farmland	95,930	69,024
Residential	11,262	7,338
Home equity	297	247
Other commercial loans	20
Total	$134,581	$90,975
Impaired loans with related allowance:
Commercial and industrial loans	$3,043	$2,690	$1,247
Agriculture production financing and other loans to farmers	466	466	30
Real estate Loans:
Commercial and farmland	2,144	1,933	392
Residential	2,300	1,463	173
Total	$7,953	$6,552	$1,842
Total Impaired Loans	$142,534	$97,527	$1,842

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$10,372	$128	$10,307	$231
Agriculture production financing and other loans to farmers	834	2	882	2
Real estate Loans:
Construction	4,085	74	4,074	147
Commercial and farmland	62,173	861	63,136	1,706
Residential	5,069	54	5,390	107
Home equity	138		139
Total	$82,671	$1,119	$83,928	$2,193
Impaired loans with related allowance:
Commercial and industrial loans	$2,120	$9	$2,129	$19
Agriculture production financing and other loans to farmers	1,321		1,405
Real estate Loans:
Commercial and farmland	1,986		2,008
Residential	840		860
Total	$6,267	$9	$6,402	$19
Total Impaired Loans	$88,938	$1,128	$90,330	$2,212

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$12,154	$111	$12,942	$200
Agriculture production financing and other loans to farmers	1,325		1,343
Real estate Loans:
Construction	7,648	95	7,898	191
Commercial and farmland	66,625	894	66,957	1,765
Residential	7,114	57	7,150	107
Home equity	208		208
Total	$95,074	$1,157	$96,498	$2,263
Impaired loans with related allowance:
Commercial and industrial loans	$3,204	$10	$3,214	$19
Real estate Loans:
Commercial and farmland	2,622		2,727
Residential	2,600		2,603
Total	$8,426	$10	$8,544	$19
Total Impaired Loans	$103,500	$1,167	$105,042	$2,282

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

	June 30, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,022,507	$29,117	$33,266					$1,084,890
Agriculture production financing and other loans to farmers	37,114	32,784	25,233					95,131
Real estate Loans:
Construction	328,366	5,023	1,606			$17,908	$77	352,980
Commercial and farmland	1,733,503	51,793	84,407					1,869,703
Residential	157,186	7,953	6,352			579,403	7,976	758,870
Home equity	7,377	97	743			363,618	2,324	374,159
Individuals' loans for household and other personal expenditures						75,084	121	75,205
Lease financing receivables, net of unearned income	300		88					388
Other commercial loans	180,103							180,103
Loans	$3,466,456	$126,767	$151,695			$1,036,013	$10,498	$4,791,429

	December 31, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$962,340	$48,432	$45,984	$319				$1,057,075
Agriculture production financing and other loans to farmers	77,884	6,665	13,162					97,711
Real estate Loans:
Construction	345,449	1,271	1,790			$18,114	$80	366,704
Commercial and farmland	1,679,141	46,442	77,338					1,802,921
Residential	171,576	3,107	10,428			593,533	7,461	786,105
Home equity	8,218	48	600			337,718	2,029	348,613
Individuals' loans for household and other personal expenditures						74,491	226	74,717
Lease financing receivables, net of unearned income	495		93					588
Other commercial loans	159,388							159,388
Loans	$3,404,491	$105,965	$149,395	$319		$1,023,856	$9,796	$4,693,822

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of June 30, 2016, and December 31, 2015.

	June 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,080,184	$998	$282	$13	$3,413	$4,706	$1,084,890
Agriculture production financing and other loans to farmers	92,979	250	431		1,471	2,152	95,131
Real estate Loans:
Construction	351,147		1,112		721	1,833	352,980
Commercial and farmland	1,850,882	2,384	896		15,541	18,821	1,869,703
Residential	743,951	3,847	888	232	9,952	14,919	758,870
Home equity	370,602	628	467	117	2,345	3,557	374,159
Individuals' loans for household and other personal expenditures	74,744	297	42		122	461	75,205
Lease financing receivables, net of unearned income	388						388
Other commercial loans	180,103						180,103
Loans	$4,744,980	$8,404	$4,118	$362	$33,565	$46,449	$4,791,429

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

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans				$260	$260	3
Agriculture production financing and other loans to farmers	$1,141	$1,141	3	1,606	1,472	5
Real estate Loans:
Commercial and farmland	3,539	3,508	5	3,891	3,860	6
Residential				113	133	3
Home Equity	174	146	1	174	146	1
Total	$4,854	$4,795	9	$6,044	$5,871	18

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$1,386	$536	1	$3,748	$1,897	5
Real estate Loans:
Construction				79	80	1
Commercial and farmland	537	537	1	537	2,280	2
Residential	20	871	2	44	895	3
Total	$1,943	$1,944	4	$4,408	$5,152	11

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the recorded investment of troubled debt restructurings as of June 30, 2016 and 2015, by modification type, that occurred during the periods indicated:

	Three Months Ended June 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Agriculture production financing and other loans to farmers	$1,141			$1,141
Real estate Loans:
Commercial and farmland	418		$3,086	3,504
Home Equity		$143		143
Total	$1,559	$143	$3,086	$4,788

	Six Months Ended June 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$198	$198
Agriculture production financing and other loans to farmers	$1,141	$49		1,190
Real estate Loans:
Commercial and farmland	418		3,433	3,851
Residential		112		112
Home Equity		143		143
Total	$1,559	$304	$3,631	$5,494

	Three Months Ended June 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$492			$492
Real estate Loans:
Commercial and farmland			$240	240
Residential	850	$21		871
Total	$1,342	$21	$240	$1,603

	Six Months Ended June 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$1,234		$1,030	$2,264
Real estate Loans:
Construction	199			199
Commercial and farmland	1,442		240	1,682
Residential	850	$47		897
Total	$3,725	$47	$1,270	$5,042

Commercial and farmland real estate loans made up 66 percent of the post-modification balance of troubled debt restructured loans made in the six months ended June 30, 2016.

The following tables summarize troubled debt restructures that occurred during the three and six months ended June 30, 2016, that subsequently defaulted during the period indicated and remained in default at period end. There were no troubled debt restructures that occurred during the three and six months ended June 30, 2015 that subsequently defaulted during this period. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$72	4	$269
Real estate Loans:
Residential	1	55	1	55
Total	2	$127	5	$324

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge off process, or may be addressed through a specific reserve. Consumer troubled debt restructurings are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructurings are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,735,000 and $1,391,000 at June 30, 2016 and December 31, 2015, respectively.

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

The Corporation's recent acquisitions are detailed in NOTE 2, ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. In addition, the Corporation acquired Community Bancshares, Inc. ("Community") in November 2014 and CFS Bancorp, Inc. ("CFS") in November 2013. The Corporation also acquired certain loans from SCB Bank ("SCB") in February 2012. The following table includes the outstanding balance and carrying amount of all acquired loans which were included in the Corporation's balance sheet at June 30, 2016, and December 31, 2015.

	June 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Commercial and industrial loans	$21,544	$95	$5,613	$49,079	$4,408	$80,739
Agricultural production financing and other loans to farmers			2,802	25	1,047	3,874
Real estate loans:
Construction	32,597	5,034	8,923	624		47,178
Commercial and farmland	120,330	25,024	45,281	164,742	11,265	366,642
Residential	112,520	48,782	12,159	107,895	5,467	286,823
Home Equity	13,029	8,646	7,724	29,464	12,480	71,343
Individuals' loans for household and other personal expenditures	1,101	5	238	295	38	1,677
Other commercial loans	1,840			69		1,909
Total	$302,961	$87,586	$82,740	$352,193	$34,705	$860,185

Carrying Amount	$290,946	$85,505	$77,933	$336,031	$30,743	$821,158
Allowance		180	22			202
Carrying Amount Net of Allowance	$290,946	$85,325	$77,911	$336,031	$30,743	$820,956

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

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of June 30, 2016 were $76.6 million and $55.8 million, respectively. Additionally, the outstanding balance and related carrying amount of those loans as of December 31, 2015 were $95.8 million and $69.6 million, respectively.

As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the table below.  The table reflects only purchased loans accounted for under ASC 310-30 and not the entire portfolio of purchased loans.

	Three Months Ended June 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,120	$100	$1,456	$1,033	$590	$5,299
Additions
Accretion	(47)	(71)	(849)	(855)	(293)	(2,115)
Reclassification from nonaccretable	5	52	738	737	154	1,686
Disposals	(232)			(11)		(243)
Ending balance	$1,846	$81	$1,345	$904	$451	$4,627

	Six Months Ended June 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,160	$114	$1,508	$1,188	$642	$5,612
Additions
Accretion	(87)	(86)	(912)	(2,145)	(381)	(3,611)
Reclassification from nonaccretable	5	53	749	1,872	190	2,869
Disposals	(232)			(11)		(243)
Ending balance	$1,846	$81	$1,345	$904	$451	$4,627

	Three Months Ended June 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance		$1,990	$2,009	$818	$4,817
Additions	$145				145
Accretion	(12)	(353)	(578)	(304)	(1,247)
Reclassification from nonaccretable		181	309	244	734
Disposals			(8)		(8)
Ending balance	$133	$1,818	$1,732	$758	$4,441

	Six Months Ended June 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance		$2,122	$2,400	$868	$5,390
Additions	$145				$145
Accretion	(12)	(532)	(1,919)	(489)	(2,952)
Reclassification from nonaccretable		228	1,259	379	1,866
Disposals			(8)		(8)
Ending balance	$133	$1,818	$1,732	$758	$4,441

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Ameriana acquisition on December 31, 2015 resulted in $38,624,000 of goodwill, of which, $871,000 was recorded during the first quarter of 2016 as a measurement period adjustment. The C Financial acquisition on April 17, 2015 resulted in goodwill of $11,126,000. On June 12, 2015, the sale of FMIG resulted in a goodwill reduction of $8,474,000. Details regarding the acquisitions and sale are discussed in NOTE 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

2016
Balance, January 1	$243,129
Measurement period adjustment	871
Balance, June 30	$244,000

2015
Balance, January 1	$202,724
Goodwill acquired	48,879
Goodwill reduction	(8,474)
Balance, December 31	$243,129

NOTE 7

CORE DEPOSIT AND OTHER INTANGIBLES

Core deposit and other intangibles are recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to core deposit and other intangibles for provisional amounts recorded at the acquisition date. The Ameriana acquisition on December 31, 2015 resulted in a core deposit intangible of $5,342,000, of which, $2,142,000 was recorded as a measurement period adjustment in the first quarter of 2016. The C Financial acquisition on April 17, 2015 resulted in a core deposit intangible of $981,000. On June 12, 2015, the sale of FMIG resulted in an other intangible reduction of $742,000. Details regarding the acquisitions and sale are discussed in NOTE 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	June 30, 2016	December 31, 2015
Gross carrying amount	$61,798	$58,360
Core deposit and other intangibles acquired		4,181
Accumulated amortization	(47,119)	(45,164)
Measurement period adjustment	2,142
Core deposit and other intangibles reduction		(742)
Core deposit and other intangibles	$16,821	$16,635

Estimated future amortization expense is summarized as follows:

Amortization Expense
2016	$1,955
2017	3,614
2018	2,299
2019	1,914
2020	1,733
After 2020	5,306
$16,821

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of June 30, 2016 and December 31, 2015, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,274,000 from accumulated other comprehensive income to interest expense.

During 2016, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the LIBOR-based variable cash outflows associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the LIBOR-based variable cash outflows associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2016, and 2015, the Corporation did not recognize any ineffectiveness.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2016, the notional amount of customer-facing swaps was approximately $205,884,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2016, and December 31, 2015.

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$5	Other Assets	$36	Other Liabilities	$5,092	Other Liabilities	$2,921
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$11,971	Other Assets	$4,938	Other Liabilities	$12,669	Other Liabilities	$5,149

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest Rate Products	$(813)	$807	$(2,767)	$(469)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2016, and 2015.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Interest rate contracts	Other income	$(242)	$156

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest rate contracts	Other income	$(488)	$55

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Interest rate contracts	Interest Expense	(318)	(358)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest rate contracts	Interest Expense	$(642)	$(712)

The Corporation’s exposure to credit risk occurs because of nonperformance by its counterparties.  The counterparties approved by the Corporation are usually financial institutions, which are well capitalized and have credit ratings through Moody’s and/or Standard & Poor’s at or above investment grade.  The level of risk is monitored by performing quarterly financial reviews, comparing mark-to-mark values with policy limitations, monitoring credit ratings and pledging of collateral.

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of June 30, 2016, the termination value of derivatives in a net liability position related to these agreements was $18,063,000. As of June 30, 2016, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $18,011,000. If the Corporation had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 9

DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

The Corporation used fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.

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

Recurring Measurements

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of June 30, 2016.

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

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016, and December 31, 2015.

		Fair Value Measurements Using:
June 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$102		$102
State and municipal	353,480		347,951	$5,529
U.S. Government-sponsored mortgage-backed securities	301,271		301,271
Corporate obligations	31			31
Equity securities	3,945		3,941	4
Interest rate swap asset	11,971		11,971
Interest rate cap	5		5
Interest rate swap liability	17,761		17,761

		Fair Value Measurements Using:
December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$104		$104
State and municipal	305,911		300,014	$5,897
U.S. Government-sponsored mortgage-backed securities	346,266		346,266
Certificates of deposit	2,176		2,176
Corporate obligations	31			31
Equity securities	3,912		3,908	4
Interest rate swap asset	4,938		4,938
Interest rate cap	36		36
Interest rate swap liability	8,070		8,070

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2016 and 2015.

	Available for Sale Securities
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Balance at beginning of the period	$5,504	$6,198	$5,932	$6,646
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	59	50	96	141
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	1	(220)	(464)	(759)
Ending balance	$5,564	$6,028	$5,564	$6,028

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2016 or December 31, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and six months ended June 30, 2016 and 2015.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016, and December 31, 2015.

		Fair Value Measurements Using
June 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$11,013			$11,013
Other real estate owned	2,256			2,256

		Fair Value Measurements Using
December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$7,066			$7,066
Other real estate owned	5,529			5,529

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2016 and December 31, 2015.

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,529	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$11,013	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$2,256	Appraisals	Discount to reflect current market conditions	0% - 10% (4%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,897	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Muni BQ curve	A- to BBB-
			Discount rate	.80% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$7,066	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (2%)

Other real estate owned	$5,529	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016, and December 31, 2015.

		June 30, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$120,471	$120,471
Interest-bearing time deposits	62,533	62,533
Investment securities available for sale	658,829		$653,265	$5,564
Investment securities held to maturity	638,972		648,705	16,361
Loans held for sale	18,854		18,854
Loans	4,729,243			4,710,073
Federal Reserve Bank and Federal Home Loan Bank stock	18,096		18,096
Interest rate swap and cap asset	11,976		11,976
Interest receivable	23,351		23,351
Liabilities:
Deposits	$5,407,554	$4,268,709	$1,129,241
Borrowings:
Federal funds purchased	20,000		20,000
Securities sold under repurchase agreements	140,777		140,763
Federal Home Loan Bank advances	268,579		268,150
Subordinated debentures and term loans	127,678		103,155
Interest rate swap liability	17,761		17,761
Interest payable	3,051		3,051

		December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$102,170	$102,170
Interest-bearing time deposits	32,315	32,315
Investment securities available for sale	658,400		$652,468	$5,932
Investment securities held to maturity	618,599		598,082	34,298
Loans held for sale	9,894		9,894
Loans	4,631,369			4,539,940
Federal Reserve Bank and Federal Home Loan Bank stock	37,633		37,633
Interest rate swap and cap asset	4,974		4,974
Interest receivable	24,415		24,415
Liabilities:
Deposits	$5,289,647	$4,095,004	$1,177,142
Borrowings:
Federal funds purchased	49,721		49,721
Securities sold under repurchase agreements	155,325		155,325
Federal Home Loan Bank advances	235,652		236,375
Subordinated debentures and term loans	127,846		103,643
Interest rate swap liability	8,070		8,070
Interest payable	3,092		3,092

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2016 and December 31, 2015 were:

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$119,935	$1,335	$2,672	$16,835	$140,777

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$131,537	$5,680	$8,892	$9,216	$155,325

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2016 and 2015:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	10,885	(1,798)		9,087
Amounts reclassified from accumulated other comprehensive income	(1,107)	417		(690)
Period change	9,778	(1,381)	—	8,397
Balance at June 30, 2016	$22,103	$(3,728)	$(11,340)	$7,035

Balance at December 31, 2014	$14,098	$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	(4,413)	(304)		(4,717)
Amounts reclassified from accumulated other comprehensive income	(606)	463		(143)
Period change	(5,019)	159	—	(4,860)
Balance at June 30, 2015	$9,079	$(2,023)	$(13,546)	$(6,490)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$706	$(93)	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(247)	33	Income tax expense
	$459	$(60)

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(318)	$(358)	Interest expense - subordinated debentures and term loans
Related income tax benefit	111	125	Income tax expense
	$(207)	$(233)

Total reclassifications for the period, net of tax	$252	$(293)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,703	$932	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(596)	(326)	Income tax expense
	$1,107	$606

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(642)	$(712)	Interest expense - subordinated debentures and term loans
Related income tax benefit	225	249	Income tax expense
	$(417)	$(463)

Total reclassifications for the period, net of tax	$690	$143

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and restricted stock awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred stock units ("DSUs") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2016, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2016 was $641,000 and $1,235,000, respectively, compared to $614,000 and $1,130,000, respectively, for the three and six months ended June 30, 2015. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 3.8 percent for the six months ended June 30, 2016, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock and ESPP Options
Pre-tax compensation expense	$21	$28	$36	$54
Income tax expense (benefit)	10		10	(1)
Stock and ESPP option expense, net of income taxes	$31	$28	$46	$53
Restricted Stock Awards
Pre-tax compensation expense	$620	$586	$1,199	$1,076
Income tax benefit	(217)	(198)	(420)	(366)
Restricted stock awards expense, net of income taxes	$403	$388	$779	$710
Total Share-Based Compensation
Pre-tax compensation expense	$641	$614	$1,235	$1,130
Income tax benefit	(207)	(198)	(410)	(367)
Total share-based compensation expense, net of income taxes	$434	$416	$825	$763

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As of June 30, 2016, unrecognized compensation expense related to RSAs was $4,688,000 and is expected to be recognized over a weighted-average period of 1.72 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2016.

Stock option activity under the Corporation's stock option plans as of June 30, 2016 and changes during the six months ended June 30, 2016, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	442,012	$19.99
Granted	—
Exercised	(13,828)	$15.94
Canceled	(49,482)	$25.14
Outstanding June 30, 2016	378,702	$19.47	3.05	2,313,252
Vested and Expected to Vest at June 30, 2016	378,702	$19.47	3.02	2,313,252
Exercisable at June 30, 2016	378,702	$19.47	3.05	2,313,252

There were no options granted during the six months ended June 30, 2016 and June 30, 2015.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2016.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $116,000 and $356,000, respectively. Cash receipts of stock options exercised during this same period were $211,000 and $619,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2016	354,504	$19.65
Granted	116,133	$23.48
Vested	(106,290)	$15.39
Forfeited	(4,943)	$22.28
Unvested RSAs at June 30, 2016	359,404	$22.42

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2016 quarterly offering period of approximately $21,000. The ESPP options vested during the three months ending June 30, 2016, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2016.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$9,353	$9,389	$17,496	$17,091
Tax-exempt interest income	(2,104)	(1,738)	(4,130)	(3,167)
Basis difference on sale of insurance subsidiary		2,252		2,252
Stock compensation	8	10	13	18
Earnings on life insurance	(453)	(223)	(970)	(485)
Tax credits	(129)	(148)	(258)	(292)
Other	41	(686)	139	(727)
Actual Tax Expense	$6,716	$8,856	$12,290	$14,690

Effective Tax Rate	25.1%	33.0%	24.6%	30.1%

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016			2015
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	20,006	40,751,720	$0.50	17,968	37,793,448	$0.47
Effect of dilutive stock options and warrants		217,391			249,911
Diluted net income per share	$20,006	40,969,111	$0.49	$17,968	38,043,359	$0.47

	Six Months Ended June 30,
	2016			2015
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	37,699	40,721,147	$0.93	34,140	37,751,896	$0.90
Effect of dilutive stock options and warrants		220,338			270,036
Diluted net income per share	$37,699	40,941,485	$0.92	$34,140	38,021,932	$0.90

Stock options to purchase 111,750 and 367,525 shares for the three months ended June 30, 2016 and 2015, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Stock options to purchase 142,259 and 367,550 shares for the six months ended June 30, 2016 and 2015, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

NOTE 15

IMPACT OF ACCOUNTING CHANGES

The Corporation continually monitors potential accounting changes and pronouncements. The following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.
Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Corporation is evaluating the effects of this ASU on its consolidated financial statements.

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

Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Corporation is evaluating the effects of this ASU on its consolidated financial statements.

FASB Accounting Standards Update No. 2016-02 - Leases (Topic 842)
Summary - The FASB has issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606)
Summary - The FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2018. The Corporation is evaluating the effects of this ASU on its consolidated financial statements.

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

We believe there have been no significant changes during the six months ended June 30, 2016, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 107 banking locations in twenty-seven Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

Through the Bank, the Corporation offers a broad range of financial services, including accepting time deposits, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; renting safe deposit facilities; providing personal and corporate trust services; providing full-service brokerage and private wealth management; and providing letters of credit, repurchase agreements and other corporate services.

The Corporation operated First Merchants Insurance Services, Inc., operating as First Merchants Insurance Group ("FMIG"), a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana. On June 12, 2015, the Corporation sold all of its stock in FMIG to USI Insurance Services, LLC for $18,000,000. Additional details of the transaction are included in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported second quarter 2016 net income of $20.0 million, compared to $18.0 million during the second quarter of 2015. Diluted earnings per share for the period totaled $.49 per share, an increase of $.02 per share, or 4.3 percent, over the same period in 2015. Year-to-date net income totaled $37.7 million, compared to $34.1 million during the same period in 2015. Diluted earnings per share for the six months ended June 30, 2016 totaled $.92 per share, an increase of $.02 per share, over same period in 2015.

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

As of June 30, 2016, total assets equaled $6.9 billion, an increase of $145.4 million, or 2.2 percent, from December 31, 2015.  The Corporation's loan portfolio increased $106.6 million, with the largest increase in real estate commercial and farmland. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $62.2 million as of June 30, 2016.  The allowance provided 185.3 percent coverage of all non-accrual loans and 1.29 percent of total loans.  The Corporation's provision expense totaled $790,000 and $1.3 million during the three and six months ended 2016, as net charge-offs totaled $690,000 and $1.6 million, for the same periods respectively. The Corporation had $417,000 of provision expense for both the three and six months ended June 30, 2015, with net charge offs during the same periods of $668,000 and $1.8 million, respectively. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

As of June 30, 2016, total deposits equaled $5.4 billion, an increase of $117.9 million from December 31, 2015. The largest increases were in demand deposits and savings deposits, which accounted for $141.2 million and $32.5 million of the overall increase, respectively. This increase was offset by decreases in other certificates and time deposits and certificates and other time deposits of $100,000 or more of $38.8 million and $22.0 million, respectively, compared to December 31, 2015.

Total borrowings decreased $11.5 million as of June 30, 2016 compared to December 31, 2015 as Federal Funds purchased decreased $29.7 million, which was offset by an increase in Federal Home Loan Bank Advances of $32.9 million.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 77 percent of revenues for the three and six months ended June 30, 2016. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a fully taxable equivalent basis (“FTE”), to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. We used the federal statutory rate in effect of 35 percent for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the periods presented, the increases in net interest income was primarily driven by the increase in earning assets attributable to acquisitions of C Financial in April 2015 and Ameriana in December 2015, and core organic loan growth.

Net interest margin for the second quarter of 2016 increased to 3.86 percent compared to the second quarter of 2015 at 3.81 percent, as earning assets increased by $699,000. Asset yields increased 4 basis points FTE and interest costs decreased 1 basis point, resulting in a 5 basis point FTE increase in net interest income as compared to the same period in 2015. As a result of the acquisitions, the Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3,192,000 and $2,158,000, respectively, for the three months ended June 30, 2016 and 2015.

Net interest margin for the six months ended June 30, 2016 increased to 3.85 percent compared to the six months ended June 30, 2015 at 3.79 percent, as earning assets increased by $757,000. Asset yields increased 4 basis points FTE and interest costs decreased 2 basis points, resulting in a 6 basis point FTE increase in net interest income as compared to the same period in 2015. As a result of the acquisitions, the Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $5,702,000 and $4,328,000, respectively, for the six months ended June 30, 2016 and 2015.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended June 30, 2016, and 2015.

(Dollars in Thousands)	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$99,735	$122	0.49%	$59,979	$31	0.21%
Federal Reserve and Federal Home Loan Bank stock	23,442	233	3.98	39,195	459	4.68
Investment Securities: (1)
Taxable	730,179	4,202	2.30	696,505	4,425	2.54
Tax-Exempt (2)	539,004	7,050	5.23	484,541	6,510	5.37
Total Investment Securities	1,269,183	11,252	3.55	1,181,046	10,935	3.70
Loans held for sale	3,664	96	10.48	6,033	146	9.68
Loans: (3)
Commercial	3,501,919	40,501	4.63	3,193,314	35,660	4.47
Real Estate Mortgage	568,746	6,116	4.30	455,470	4,962	4.36
Installment	470,254	5,386	4.58	396,378	4,552	4.59
Tax-Exempt (2)	194,496	2,254	4.64	100,665	1,132	4.49
Total Loans	4,739,079	54,353	4.59	4,151,860	46,452	4.48
Total Earning Assets	6,131,439	65,960	4.30	5,432,080	57,877	4.26
Net unrealized gain on securities available for sale	10,924			12,575
Allowance for loan losses	(62,235)			(62,881)
Cash and cash equivalents	104,372			97,738
Premises and equipment	96,620			84,359
Other assets	576,719			496,606
Total Assets	$6,857,839			$6,060,477
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,429,191	$637	0.18%	$1,088,896	$283	0.10%
Money market deposits	849,270	502	0.24	853,776	446	0.21
Savings deposits	717,044	149	0.08	612,920	166	0.11
Certificates and other time deposits	1,159,247	2,751	0.95	1,148,463	2,791	0.97
Total Interest-bearing Deposits	4,154,752	4,039	0.39	3,704,055	3,686	0.40
Borrowings	476,852	2,703	2.27	471,467	2,485	2.11
Total Interest-bearing Liabilities	4,631,604	6,742	0.58	4,175,522	6,171	0.59
Noninterest-bearing deposits	1,285,396			1,093,031
Other liabilities	64,723			45,743
Total Liabilities	5,981,723			5,314,296
Stockholders' Equity	876,116			746,181
Total Liabilities and Stockholders' Equity	$6,857,839	6,742	0.44	$6,060,477	6,171	0.45
Net Interest Income		$59,218			$51,706
Net Interest Margin			3.86%			3.81%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2016 and 2015. The fully taxable equivalent adjustments equal $3,256 and $2,675 for the three months ended June 30, 2016 and 2015, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing time deposits	$87,722	$228	0.52%	$58,452	$68	0.23%
Federal Reserve and Federal Home Loan Bank stock	30,537	713	4.67	40,267	1,009	5.01
Investment Securities: (1)
Taxable	723,333	8,530	2.36	716,331	9,148	2.55
Tax-Exempt (2)	529,963	13,987	5.28	459,177	12,409	5.40
Total Investment Securities	1,253,296	22,517	3.59	1,175,508	21,557	3.67
Loans held for sale	4,956	218	8.80	5,483	256	9.34
Loans: (3)
Commercial	3,475,684	79,365	4.57	3,117,698	69,830	4.48
Real Estate Mortgage	572,006	12,510	4.37	457,620	9,811	4.29
Installment	463,454	10,495	4.53	395,227	8,975	4.54
Tax-Exempt (2)	188,223	4,277	4.54	68,903	1,513	4.39
Total Loans	4,704,323	106,865	4.54	4,044,931	90,385	4.47
Total Earning Assets	6,075,878	130,323	4.29%	5,319,158	113,019	4.25%
Net unrealized gain on securities available for sale	10,464			13,522
Allowance for loan losses	(62,724)			(63,154)
Cash and cash equivalents	103,143			98,262
Premises and equipment	96,659			81,052
Other assets	577,157			492,597
Total Assets	$6,800,577			$5,941,437
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,364,729	$1,181	0.17%	$1,059,826	$534	0.10%
Money market deposits	857,601	993	0.23	838,852	858	0.20
Savings deposits	703,174	284	0.08	592,449	326	0.11
Certificates and other time deposits	1,172,852	5,644	0.96	1,137,342	5,484	0.96
Total Interest-bearing Deposits	4,098,356	8,102	0.40	3,628,469	7,202	0.40
Borrowings	498,470	5,412	2.17	454,758	4,937	2.17
Total Interest-bearing Liabilities	4,596,826	13,514	0.59	4,083,227	12,139	0.59
Noninterest-bearing deposits	1,270,363			1,073,173
Other liabilities	64,504			44,659
Total Liabilities	5,931,693			5,201,059
Stockholders' Equity	868,884			740,378
Total Liabilities and Stockholders' Equity	$6,800,577	13,514	0.44	$5,941,437	12,139	0.46
Net Interest Income		$116,809			$100,880
Net Interest Margin			3.85%			3.79%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2016 and 2015. The fully taxable equivalent adjustments equal $6,392 and $4,873 for the six months ended June 30, 2016 and 2015, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income decreased $7.7 million, or 32.0 percent, in the second quarter of 2016, compared to the second quarter of 2015.  In June 2015, the Corporation sold all of its stock in FMIG, which resulted in a gain on the sale of $8.3 million. This transaction also accounted for a $1.8 million decline in insurance commission income compared to the second quarter of 2015. In December 2015, the Corporation acquired Ameriana. This acquisition contributed to a larger customer base, which resulted in an increase in service charge income of $326,000 in the second quarter of 2016 when compared to the same period in 2015. Additional details of the divestiture and acquisitions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The sale of investment securities generated net gains of $706,000, an increase of $799,000, when compared to net losses of $93,000 during the second quarter of 2015. Additionally, second quarter 2016 earnings on cash surrender value of life insurance increased by $657,000 from the same quarter of 2015. The increase was due to death benefits from Bank Owned Life Insurance of $424,000. Also, the Ameriana acquisition included a $28.2 million Bank Owned Life Insurance portfolio that contributed to the increase in earnings.

During the first six months of 2016, non-interest income decreased $7.3 million, or 18.4 percent, over the same period in 2015. In June 2015, the sale of FMIG resulted in a gain on the sale of $8.3 million, and also accounted for a $4.1 million decline in insurance commission income compared to the first six months of 2015. The larger customer base from the C Financial and Ameriana acquisitions contributed to increases in other customer fees and service charge income of $1.5 million and $923,000, respectively.

The sale of investment securities generated net gains of $1.7 million, an increase of $771,000, when compared to the $932,000 in net gains during the six months ended June 30, 2015. Additionally, the first six months of 2016 earnings on cash surrender value of life insurance increased by $1.4 million from the same period in 2015. The increase was primarily due to death benefits from Bank Owned Life Insurance of $895,000. Also, the Ameriana acquisition included a $28.2 million Bank Owned Life Insurance portfolio that contributed to the increase in earnings.

NON-INTEREST EXPENSE

Non-interest expense decreased $1.1 million, or 2.3 percent, in the second quarter of 2016, compared to the second quarter of 2015.  The sale of FMIG resulted in $1.6 million less in expense than the second quarter of 2015, of which $1.3 million was salaries and employee benefits. The Corporation's core business, primarily through bank acquisitions, did see an increase over prior year for net occupancy, salaries and employee benefits and equipment expenses of $556,000, $418,000 and $403,000, respectively. In the second quarter of 2015, contract termination expenses related to the C Financial acquisition of $719,000 and legal and investment banker fees associated with acquisition and divestiture activities of $898,000, contributed to the decline in professional and other outside services from the same period in 2015.

During the first six months of 2016, non-interest expense increased $5.0 million, or 5.8 percent, when compared to the first six months of 2015. The sale of FMIG resulted in $3.2 million less in expense compared to the first six months of 2015, of which $2.5 million was salaries and employee benefits. This decrease in salaries and employee benefits was offset by a $4.5 million increase primarily due to the addition of personnel from C Financial and Ameriana. Additionally, investments in the Corporation's core business, primarily through bank acquisitions, drove the remaining increase over prior year. As a result of the larger franchise size from the acquisitions, the Corporation experienced increases in equipment, net occupancy and data processing expenses of $1.1 million, $788,000 and $609,000, respectively.

INCOME TAXES

Income tax expense for the second quarter of 2016 was $6,716,000 on pre-tax net income of $26,722,000.  For the same period in 2015, income tax expense was $8,856,000 on pre-tax net income of $26,824,000. The effective income tax rates for the second quarter of 2016 and 2015 were 25.1 percent and 33.0 percent, respectively.

Income tax expense for the six months ended June 30, 2016 was $12,290,000 on pre-tax net income of $49,989,000.  For the same period in 2015, income tax expense was $14,690,000 on pre-tax net income of $48,830,000. The effective income tax rates for the six months ended June 30, 2016 and 2015 were 24.6 percent and 30.1 percent, respectively.

The lower effective income tax rates during the three and six months ended June 30, 2016 when compared to the same periods in 2015 were the result of increases in tax-exempt interest income and earnings on life insurance in addition to a permanent book-to-tax difference associated with the gain on sale of FMIG in 2015.

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

As of June 30, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of June 30, 2016 and December 31, 2015 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$808,369	14.67%	$440,925	8.00%	N/A	N/A
First Merchants Bank	766,409	13.80	444,337	8.00	$555,422	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$681,183	12.36%	$330,693	6.00%	N/A	N/A
First Merchants Bank	704,223	12.68	333,253	6.00	$444,337	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$627,715	11.39%	$248,020	4.50%	N/A	N/A
First Merchants Bank	704,223	12.68	249,940	4.50	$361,024	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$681,183	10.41%	$261,843	4.00%	N/A	N/A
First Merchants Bank	704,223	10.66	264,191	4.00	$330,239	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$783.776	14.94%	$419,809	8.00%	N/A	N/A
First Merchants Bank	739.793	13.98	423,242	8.00	$529,052	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$656,323	12.51%	$314,857	6.00%	N/A	N/A
First Merchants Bank	677,340	12.80	317,431	6.00	$423,242	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$603,063	11.49%	$236,143	4.50%	N/A	N/A
First Merchants Bank	677,340	12.80	238,074	4.50	343,884	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$656,323	10.85%	$242,001	4.00%	N/A	N/A
First Merchants Bank	677,340	11.22	241,423	4.00	$301,779	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Common Equity Tier 1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially Tier 1 risk-based capital less preferred stock and noncontrolling interest in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on common Equity Tier 1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

Additionally, management believes the following tables are also meaningful when considering performance measures of the Corporation. Non-GAAP financial measures such as tangible book value per common share, tangible common equity to tangible assets, return on average tangible capital and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s capital position without regard to the effects of intangible assets and preferred stock. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

Because these measures are not defined in Generally Accepted Accounting Principles (“GAAP”) or federal banking regulations, they are considered non-GAAP financial measures. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	June 30, 2016		December 31, 2015
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	887,550	966,974	850,509	927,649
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(7,035)	(9,699)	1,362	(579)
Less: Preferred Stock	(125)		(125)
Add: Qualifying Capital Securities	55,296		55,776
Less: Tier 1 Capital Deductions	(1,828)	(1,427)	(2,516)	(1,903)
Less: Disallowed Goodwill and Intangible Assets	(249,932)	(249,484)	(247,006)	(246,558)
Less: Disallowed Servicing Assets
Less: Disallowed Deferred Tax Assets	(2,743)	(2,141)	(1,677)	(1,269)
Total Tier 1 Capital (Regulatory)	681,183	704,223	656,323	677,340
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	62,186	62,186	62,453	62,453
Total Risk-Based Capital (Regulatory)	808,369	766,409	783,776	739,793

Net Risk-Weighted Assets (Regulatory)	5,511,557	5,554,218	5,247,617	5,290,524
Average Assets	6,546,074	6,604,787	6,050,023	6,035,575

Total Risk-Based Capital Ratio (Regulatory)	14.67%	13.80%	14.94%	13.98%
Tier 1 Capital to Risk-Weighted Assets	12.36%	12.68%	12.51%	12.80%
Tier 1 Capital to Average Assets	10.41%	10.66%	10.85%	11.22%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	681,183	704,223	656,323	677,340
Less: Qualified Capital Securities	(55,296)		(55,776)
Add: Additional Tier 1 Capital Deductions	1,828		2,516
Common Equity Tier 1 Capital (Regulatory)	627,715	704,223	603,063	677,340

Net Risk-Weighted Assets (Regulatory)	5,511,557	5,554,218	5,247,617	5,290,524
Common Equity Tier 1 Capital Ratio (Regulatory)	11.39%	12.68%	11.49%	12.80%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.52 percent at June 30, 2016, and 9.17 percent at December 31, 2015.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	June 30, 2016	December 31, 2015
Total Stockholders' Equity (GAAP)	$887,550	$850,509
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets, net of tax (GAAP)	(254,368)	(253,486)
Tangible common equity (non-GAAP)	$633,057	$596,898
Total assets (GAAP)	$6,906,418	$6,761,003
Less: Intangible assets, net of tax (GAAP)	(254,368)	(253,486)
Tangible assets (non-GAAP)	$6,652,050	6,507,517
Tangible common equity to tangible assets (non-GAAP)	9.52%	9.17%

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2016	2015	2016	2015
Average goodwill (GAAP)	$244,000	$210,217	$244,000	$206,491
Average core deposit intangible (GAAP)	17,273	15,584	17,816	15,615
Average deferred tax on CDI (GAAP)	(6,606)	(5,724)	(6,751)	(5,840)
Intangible adjustment (non-GAAP)	$254,667	$220,077	$255,065	$216,266
Average stockholders' equity (GAAP)	$876,116	$746,181	$868,884	$740,378
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(254,666)	(220,077)	(255,065)	(216,266)
Average tangible capital (non-GAAP)	$621,325	$525,979	$613,694	$523,987
Average assets (GAAP)	$6,857,839	$6,060,477	$6,800,577	$5,941,437
Intangible adjustment (non-GAAP)	(254,666)	(220,077)	(255,065)	(216,266)
Average tangible assets (non-GAAP)	$6,603,173	$5,840,400	$6,545,512	$5,725,171
Net income available to common stockholders (GAAP)	$20,006	$17,968	$37,699	$34,140
CDI amortization, net of tax (GAAP)	635	430	1,271	848
Tangible net income available to common stockholders (non-GAAP)	$20,641	$18,398	$38,970	$34,988
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.49	$0.47	$0.92	$0.90
Diluted tangible net income available to common stockholders (non-GAAP)	$0.50	$0.48	$0.95	$0.92
Ratios:
Return on average GAAP capital (ROE)	9.13%	9.63%	8.68%	9.22%
Return on average tangible capital	13.29%	13.99%	12.70%	13.35%
Return on average assets (ROA)	1.17%	1.19%	1.11%	1.15%
Return on average tangible assets	1.25%	1.26%	1.19%	1.22%

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

Loan Quality

The quality of the loan portfolio and the amount of non-performing loans may increase or decrease as a result of acquisitions, organic portfolio growth, problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors such as economic conditions, or internal factors specific to a particular borrower, such as the actions of a customer's management.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2016, non performing loans totaled $37,864,000, an increase of $4,552,000 from the December 31, 2015 balance of $33,312,000. Non-accrual loans decreased $3,154,000 to $33,565,000 from the March 31, 2016 balance of $36,719,000, but remained above the $31,389,000 balance at December 31, 2015. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 169.1 percent at March 31, 2016 to 185.3 percent at June 30, 2016. This non-accrual coverage ratio at December 31, 2015 was 199.0 percent. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

Other real estate owned, totaling $13,219,000 at June 30, 2016, declined $4,038,000 from the December 31, 2015 balance of $17,257,000.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90 or more days of $362,000 at June 30, 2016 decreased $545,000 from the December 31, 2015 balance of $907,000. Residential real estate loans accounted for 64.0 percent of the total at June 30, 2016.

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2016, commercial impaired loans totaled $87,643,000 a decrease of $9,884,000 from the December 31, 2015 balance of $97,527,000. At June 30, 2016, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $81,449,000 as there was no identified loss on these credits. A specific allowance of $2,120,000 was recorded for the remaining balance of these impaired loans totaling $6,194,000 and is included in the Corporation’s allowance for loan losses.

At June 30, 2016, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $51,445,000; a decrease of $31,000 from December 31, 2015 as noted in the table below.

(Dollars in Thousands)	June 30, 2016	December 31, 2015
Non-Performing Assets:
Non-accrual loans	$33,565	$31,389
Renegotiated loans	4,299	1,923
Non-performing loans (NPL)	37,864	33,312
Other real estate owned	13,219	17,257
Non-performing assets (NPA)	51,083	50,569
90+ days delinquent	362	907
Non-performing assets plus 90+ days delinquent	$51,445	$51,476
Impaired Loans	$87,643	$97,527

The non-accrual balances in the table above include troubled debt restructurings totaling $6,285,000 and $5,339,000 as of June 30, 2016 and December 31, 2015, respectively.

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table for the periods indicated.

(Dollars in Thousands)	June 30, 2016	December 31, 2015
Non-Performing Assets plus loans 90+ Days Delinquent:
Commercial and industrial loans	$3,426	$5,544
Agricultural production financing and other loans to farmers	2,000	827
Real estate loans:
Construction	9,110	9,345
Commercial and farmland	22,143	18,243
Residential	12,173	14,528
Home Equity	2,462	2,665
Individuals' loans for household and other personal expenditures	131	324
Non-performing assets plus 90+ days delinquent	$51,445	$51,476

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

At June 30, 2016, the allowance for loan losses was $62,186,000, a decrease of $267,000 from December 31, 2015. As a percent of loans, the allowance was 1.29 percent at June 30, 2016, compared to 1.33 percent at December 31, 2015. The provision for loan losses for the six months ended June 30, 2016 was $1,340,000. Comparatively, the provision for loan losses for the six months ended June 30, 2015 was $417,000. Specific reserves on impaired loans increased $278,000 from $1,842,000 at December 31, 2015, to $2,120,000 at June 30, 2016.

Net charge offs for the six months ended June 30, 2016, were $1,607,000. Comparatively, the same period in 2015 had net charge offs of $1,831,000.  For the three months ended June 30, 2016, there were no charge offs or recoveries greater than $500,000. The distribution of the net charge offs or recoveries for the three months ended June 30, 2016 and 2015 are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Net Charge Offs (Recoveries):
Commercial and industrial loans	$313	$(307)	$644	$(383)
Agricultural production financing and other loans to farmers	30	29	53	760
Real estate loans:
Construction	21	35	18	39
Commercial and farmland	216	18	261	62
Residential	35	575	422	789
Home Equity	68	311	128	514
Individuals' loans for household and other personal expenditures	7	11	82	58
Other commercial loans		(4)	(1)	(8)
Total Net Charge Offs	$690	$668	$1,607	$1,831

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $658,829,000 at June 30, 2016, an increase of $429,000, or 0.07 percent, from December 31, 2015.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $2,500,000 at June 30, 2016. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources.  At June 30, 2016, total borrowings from the FHLB were $268,579,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2016 was $343,943,000.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at June 30, 2016 are as follows:

(Dollars in Thousands)	June 30, 2016
Amounts of commitments:
Loan commitments to extend credit	$1,863,978
Standby and commercial letters of credit	46,205
$1,910,183

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at June 30, 2016, are as follows:

(Dollars in Thousands)	Remaining 2016	2017	2018	2019	2020	2021	2022 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$1,636	$2,643	$1,650	$1,453	$1,291	$970	$6,007		$15,650
Federal funds purchased	20,000								20,000
Securities sold under repurchase agreements	140,777								140,777
Federal Home Loan Bank advances	99,405	37,185	26,851	13,828	31,310	25,000	35,000		268,579
Subordinated debentures and term loans	370						132,012	(4,704)	127,678
Total	$262,188	$39,828	$28,501	$15,281	$32,601	$25,970	$173,019	$(4,704)	$572,684

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2016, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2016
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(25)
Federal funds	200	(25)
One-year CMT	200	(38)
Three-year CMT	200	(46)
Five-year CMT	200	(47)
CD's	200	(21)
FHLB advances	200	(36)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2016. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2016
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$211,909	$231,545	$203,522
Variance from base		$19,636	$(8,387)
Percent of change from base		9.27%	(3.96)%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2016, and December 31, 2015. Earning assets increased by $138,050,000 during the six months ended June 30, 2016.  Interest-bearing time deposits and investment securities increased $30,218,000 and $20,802,000, respectively. Loans and loans held for sale increased by $106,567,000. The four loan classes experiencing the largest increase from December 31, 2015, were real estate commercial and farmland, commercial and industrial loans, real estate home equity and other commercial loans. These increases were primarily offset by decreases in real estate residential and real estate construction. Additionally, the decrease in Federal Reserve and Federal Home Loan Bank stock of $19,537,000 was due to the sale of the Corporation's Federal Reserve Bank stock after the conversion to an Indiana state-chartered bank.

(Dollars in Thousands)	June 30, 2016	December 31, 2015
Interest-bearing time deposits	$62,533	$32,315
Investment securities available for sale	658,829	658,400
Investment securities held to maturity	638,972	618,599
Mortgage loans held for sale	18,854	9,894
Loans	4,791,429	4,693,822
Federal Reserve and Federal Home Loan Bank stock	18,096	37,633
Total	$6,188,713	$6,050,663

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

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2016
May, 2016	112	$24.62
June, 2016	1,043	$24.80

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

First Merchants Corporation
(Registrant)

Date: August 9, 2016	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	by /s/ Mark K. Hardwick
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