Form 10-Q
period 2016-09-30
FIRST MERCHANTS CORP
filed 2016-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

As of October 31, 2016, there were 40,807,138 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Ameriana	Ameriana Bancorp, Inc., which was acquired by the Corporation on December 31, 2015.
ASC	Accounting Standards Codification
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
C Financial	C Financial Corporation, which was acquired by the Corporation on April 17, 2015.
CFS	CFS Bancorp, Inc., which was acquired by the Corporation on November 12, 2013.
CMT	Constant Maturity Treasury
Community	Community Bancshares, Inc., which was acquired by the Corporation on November 7, 2014.
Corporation	First Merchants Corporation
DSU	Deferred stock units
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FMIG	First Merchants Insurance Services, Inc., an Indiana corporation
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
Indiana DFI	Indiana Department of Financial Institutions
RSA	Restricted Stock Awards
SCB	SCB Bank, of which the Bank assumed substantially all the deposits and certain other liabilities and acquired certain other assets from the FDIC as receiver on February 10, 2012.
TEFRA	Tax Equivalent and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$99,602	$102,170
Interest-bearing time deposits	33,803	32,315
Investment securities available for sale	675,813	658,400
Investment securities held to maturity (fair value of $647,046 and $632,380)	624,615	618,599
Loans held for sale	1,482	9,894
Loans, net of allowance for loan losses of $63,456 and $62,453	4,910,388	4,631,369
Premises and equipment	95,540	97,648
Federal Reserve and Federal Home Loan Bank stock	18,044	37,633
Interest receivable	23,652	24,415
Core deposit intangibles	15,844	16,635
Goodwill	244,000	243,129
Cash surrender value of life insurance	201,856	200,539
Other real estate owned	10,242	17,257
Tax asset, deferred and receivable	31,779	46,977
Other assets	35,692	24,023
TOTAL ASSETS	$7,022,352	$6,761,003
LIABILITIES
Deposits:
Noninterest-bearing	$1,307,886	$1,266,027
Interest-bearing	4,136,354	4,023,620
Total Deposits	5,444,240	5,289,647
Borrowings:
Federal funds purchased	58,358	49,721
Securities sold under repurchase agreements	138,671	155,325
Federal Home Loan Bank advances	297,022	235,652
Subordinated debentures and term loans	128,288	127,846
Total Borrowings	622,339	568,544
Interest payable	3,733	3,092
Other liabilities	51,175	49,211
Total Liabilities	6,121,487	5,910,494
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 40,799,025 and 40,664,259 shares	5,100	5,083
Additional paid-in capital	506,848	504,530
Retained earnings	384,868	342,133
Accumulated other comprehensive income (loss)	3,924	(1,362)
Total Stockholders' Equity	900,865	850,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,022,352	$6,761,003

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans receivable:
Taxable	$53,819	$46,037	$156,407	$134,908
Tax exempt	1,649	1,190	4,429	2,174
Investment securities:
Taxable	3,992	4,374	12,522	13,522
Tax exempt	4,668	4,412	13,760	12,478
Deposits with financial institutions	55	25	283	93
Federal Reserve and Federal Home Loan Bank stock	193	500	906	1,509
Total Interest Income	64,376	56,538	188,307	164,684
INTEREST EXPENSE
Deposits	3,926	3,715	12,028	10,917
Federal funds purchased	27	27	62	69
Securities sold under repurchase agreements	91	96	283	264
Federal Home Loan Bank advances	853	711	2,467	2,108
Subordinated debentures and term loans	1,797	1,666	5,368	4,996
Total Interest Expense	6,694	6,215	20,208	18,354
NET INTEREST INCOME	57,682	50,323	168,099	146,330
Provision for loan losses	1,900		3,240	417
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	55,782	50,323	164,859	145,913
OTHER INCOME
Service charges on deposit accounts	4,667	4,445	13,228	12,083
Fiduciary activities	2,448	2,242	7,318	7,058
Other customer fees	4,777	4,156	14,531	12,425
Commission income		4		4,147
Earnings on cash surrender value of life insurance	614	710	3,387	2,097
Net gains and fees on sales of loans	1,989	1,905	5,166	5,175
Net realized gains on sales of available for sale securities	839	1,115	2,542	2,047
Gain on sale of insurance subsidiary				8,265
Other income	1,527	1,755	2,911	2,540
Total Other Income	16,861	16,332	49,083	55,837
OTHER EXPENSES
Salaries and employee benefits	26,651	25,137	79,558	76,112
Net occupancy	4,348	3,726	12,429	11,019
Equipment	2,947	2,698	9,428	8,104
Marketing	630	847	2,218	2,578
Outside data processing fees	2,382	1,992	6,476	5,477
Printing and office supplies	314	343	1,047	1,010
Core deposit amortization	978	693	2,933	2,143
FDIC assessments	534	958	2,486	2,716
Other real estate owned and foreclosure expenses	637	1,675	2,303	2,917
Professional and other outside services	1,242	1,686	4,882	6,311
Other expenses	3,452	3,276	11,665	10,909
Total Other Expenses	44,115	43,031	135,425	129,296
INCOME BEFORE INCOME TAX	28,528	23,624	78,517	72,454
Income tax expense	7,469	6,557	19,759	21,247
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$21,059	$17,067	$58,758	$51,207
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.51	$0.46	$1.44	$1.36
Diluted Net Income Available to Common Stockholders	$0.51	$0.45	$1.43	$1.35
Cash Dividends Paid	$0.14	$0.11	$0.39	$0.30
Average Diluted Shares Outstanding (in thousands)	41,026	38,118	40,970	38,054

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$21,059	$17,067	$58,758	$51,207
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $1,627, $2,439, $4,234 and $63	(3,022)	4,530	7,863	117
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $134, $627, $835 and $792	250	(1,164)	(1,548)	(1,468)
Reclassification adjustment for net gains included in net income, net of tax of $183, $263, $554 and $340	(339)	(490)	(1,029)	(633)
	(3,111)	2,876	5,286	(1,984)
Comprehensive income	$17,948	$19,943	$64,044	$49,223

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2015	125	$125	40,664,259	$5,083	$504,530	$342,133	$(1,362)	$850,509
Comprehensive income
Net income						58,758		58,758
Other comprehensive income, net of tax							5,286	5,286
Cash dividends on common stock ($.39 per share)						(16,023)		(16,023)
Share-based compensation			110,251	14	1,869			1,883
Stock issued under employee benefit plans			15,968	2	336			338
Stock issued under dividend reinvestment and stock purchase plan			23,882	3	602			605
Stock options exercised			22,385	3	347			350
Stock redeemed			(37,720)	(5)	(836)			(841)
Balances,September 30, 2016	125	$125	40,799,025	$5,100	$506,848	$384,868	$3,924	$900,865

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flow From Operating Activities:
Net income	$58,758	$51,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,240	417
Depreciation and amortization	5,363	4,707
Change in deferred taxes	6,889	3,363
Share-based compensation	1,883	1,687
Tax benefit from stock options exercised	(41)	(70)
Loans originated for sale	(280,769)	(286,414)
Proceeds from sales of loans held for sale	293,519	296,302
Gains on sales of loans held for sale	(4,338)	(4,596)
Gain on sale of insurance subsidiary		(8,265)
Gain on cancellation of subordinated debentures		(1,250)
Gains on sales of securities available for sale	(2,542)	(2,047)
Change in interest receivable	763	(1,772)
Change in interest payable	641	480
Other adjustments	(501)	301
Net cash provided by operating activities	82,865	54,050
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(1,488)	21,331
Purchases of:
Securities available for sale	(161,962)	(166,645)
Securities held to maturity	(94,309)	(55,415)
Proceeds from sales of securities available for sale	104,821	70,114
Proceeds from maturities of:
Securities available for sale	52,019	47,664
Securities held to maturity	86,281	69,629
Change in Federal Reserve and Federal Home Loan Bank stock	19,589	7,710
Net change in loans	(286,125)	(296,602)
Net cash and cash equivalents paid in acquisition		(12,004)
Net cash received from sale of insurance subsidiary		15,155
Proceeds from the sale of other real estate owned	8,105	8,294
Other adjustments	(3,800)	1,264
Net cash used in investing activities	(276,869)	(289,505)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	195,395	106,597
Certificates of deposit and other time deposits	(41,973)	(38,028)
Borrowings	647,935	414,197
Repayment of borrowings	(594,350)	(270,497)
Cash dividends on common stock	(16,023)	(11,448)
Stock issued under employee benefit plans	338	351
Stock issued under dividend reinvestment and stock purchase plans	605	487
Stock options exercised	309	1,422
Tax benefit from stock options exercised	41	70
Stock redeemed	(841)	(1,635)
Net cash provided by financing activities	191,436	201,516
Net Change in Cash and Cash Equivalents	(2,568)	(33,939)
Cash and Cash Equivalents, January 1	102,170	118,616
Cash and Cash Equivalents, September 30	$99,602	$84,677
Additional cash flow information:
Interest paid	$19,567	$17,845
Income tax paid	4,499	15,000
Loans transferred to other real estate owned	665	3,244
Fixed assets transferred to other real estate owned	360	1,166
Non-cash investing activities using trade date accounting	1,341	3,332
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$141,724
Cash received (paid) in acquisition		(14,500)
Less: Common stock issued
Liabilities assumed	$—	$127,224

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The significant accounting policies followed by the Corporation and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated condensed financial statements.

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2015, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

ACQUISITIONS AND DIVESTITURES

Acquisition - Ameriana Bancorp, Inc.

On December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana merged with and into the Corporation (the "Ameriana Merger") whereupon the separate corporate existence of Ameriana ceased and the Corporation survived. Immediately following the Ameriana Merger, Ameriana Bank, an Indiana bank and wholly-owned subsidiary of Ameriana, merged with and into the Bank, with the Bank continuing as the surviving bank. Ameriana was headquartered in New Castle, Indiana and had 13 banking centers serving central and east central Indiana. Pursuant to the merger agreement, each Ameriana shareholder received 0.9037 shares of the Corporation's common stock for each outstanding share of Ameriana common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million. The Corporation engaged in this transaction with the expectation that it would be accretive and expand the existing footprint in central and east central Indiana. Goodwill resulted from this transaction due to the expected synergies and economies of scale that are expected.

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

Acquisition - C Financial Corporation

On April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial merged with and into the Corporation (the “C Financial Merger”) whereupon the separate corporate existence of C Financial ceased and the Corporation survived.  Immediately following the C Financial Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, merged with and into the Bank, with the Bank continuing as the surviving bank.  C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. As part of the $14.5 million C Financial Merger, shareholders of C Financial received $6.738 in cash for each share of C Financial common stock held.

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

Subsidiary Divestiture - First Merchants Insurance Services, Inc.

On June 12, 2015, the Corporation sold all of its stock in FMIG to USI Insurance Services LLC, a Delaware limited liability company. The sale price was $18 million, of which $16 million was paid at closing with the remaining $2 million paid through a two-year promissory note. The sale of FMIG generated a gain on sale of $8.3 million.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair value of the investment securities portfolio at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2016
U.S. Government-sponsored agency securities	$100	$1		$101
State and municipal	348,557	20,852	$324	369,085
U.S. Government-sponsored mortgage-backed securities	297,557	7,040	17	304,580
Corporate obligations	31			31
Equity securities	2,016			2,016
Total available for sale	648,261	27,893	341	675,813
Held to maturity at September 30, 2016
Federal agencies	29,499	10	51	29,458
State and municipal	209,857	9,682	14	219,525
U.S. Government-sponsored mortgage-backed securities	385,259	12,804		398,063
Total held to maturity	624,615	22,496	65	647,046
Total Investment Securities	$1,272,876	$50,389	$406	$1,322,859

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2016:
Due in one year or less	$2,336	$2,353	$2,512	$2,533
Due after one through five years	22,195	23,463	53,530	55,764
Due after five through ten years	66,314	70,278	76,023	77,338
Due after ten years	257,843	273,123	107,291	113,348
	$348,688	$369,217	$239,356	$248,983
U.S. Government-sponsored mortgage-backed securities	297,557	304,580	385,259	398,063
Equity securities	2,016	2,016
Total Investment Securities	$648,261	$675,813	$624,615	$647,046

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

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $587,806,000 at September 30, 2016, and $637,358,000 at December 31, 2015.

The book value of securities sold under agreements to repurchase amounted to $134,248,000 at September 30, 2016, and $153,789,000 at December 31, 2015.

Gross gains on the sales and redemptions of available for sale securities for the three and nine months ended September 30, 2016 and 2015 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and Redemptions of Available for Sale Securities:
Gross gains	$839	$1,115	$2,542	$2,147
Gross losses				100

The following table shows investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016, and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at September 30, 2016
State and municipal	$22,468	$324			$22,468	$324
U.S. Government-sponsored mortgage-backed securities	9,543	17			9,543	17
Total Temporarily Impaired Available for Sale Securities	32,011	341	—	—	32,011	341
Temporarily Impaired Held to Maturity Securities at September 30, 2016
Federal agencies	15,469	51			15,469	51
State and municipal	6,941	14			6,941	14
Total Temporarily Impaired Held to Maturity Securities	22,410	65			22,410	65
Total Temporarily Impaired Investment Securities	$54,421	$406	$—	$—	$54,421	$406

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2015
State and municipal	$7,558	$60			$7,558	$60
U.S. Government-sponsored mortgage-backed securities	83,396	445	$2,101	$73	85,497	518
Total Temporarily Impaired Available for Sale Securities	90,954	505	2,101	73	93,055	578
Temporarily Impaired Held to Maturity Securities at December 31, 2015
State and municipal			1,982	15	1,982	15
U.S. Government-sponsored mortgage-backed securities	69,641	519	12,906	268	82,547	787
Total Temporarily Impaired Held to Maturity Securities	69,641	519	14,888	283	84,529	802
Total Temporarily Impaired Investment Securities	$160,595	$1,024	$16,989	$356	$177,584	$1,380

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2016	December 31, 2015
Investments reported at less than historical cost:
Historical cost	$54,826	$178,964
Fair value	$54,421	$177,584
Percent of the Corporation's available for sale and held to maturity portfolio	4.2%	13.9%

Management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary impairment is identified.

The Corporation’s management has evaluated all securities with unrealized losses for other-than temporary impairment as of September 30, 2016. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal and U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions and U.S. Government-sponsored mortgage-backed securities were caused by changes in interest rates and not credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investments and more likely than not the Corporation won't be required to sell the investments before recovery of its lower amortized cost basis, which may be maturity. The Corporation does not consider the investment securities to be other-than-temporarily impaired at September 30, 2016.

Credit Losses Recognized on Investments

Certain corporate obligations experienced fair value deterioration due to credit losses and other market factors. The following table provides information about those securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in 2016	Accumulated Credit Losses in 2015
Credit losses on debt securities held:
Balance, January 1	$—	$500
Reductions for previous other-than-temporary losses realized on securities sold during the year	—	(500)
Balance, September 30	$—	$—

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale as of September 30, 2016, and December 31, 2015, were $1,482,000 and $9,894,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2016	December 31, 2015
Commercial and industrial loans	$1,146,538	$1,057,075
Agricultural production financing and other loans to farmers	93,169	97,711
Real estate loans:
Construction	368,241	366,704
Commercial and farmland	1,941,739	1,802,921
Residential	739,855	786,105
Home Equity	398,837	348,613
Individuals' loans for household and other personal expenditures	76,497	74,717
Lease financing receivables, net of unearned income	380	588
Other commercial loans	208,588	159,388
Loans	$4,973,844	$4,693,822
Allowance for loan losses	(63,456)	(62,453)
Net Loans	$4,910,388	$4,631,369

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at September 30, 2016.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2016, and September 30, 2015:

	Three Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, June 30, 2016	$26,321	$22,280	$2,684	$10,899	$2	$62,186
Provision for losses	727	578	115	480		1,900
Recoveries on loans	175	651	101	324		1,251
Loans charged off	(720)	(572)	(114)	(475)		(1,881)
Balances, September 30, 2016	$26,503	$22,937	$2,786	$11,228	$2	$63,456

	Nine Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	1,266	992	192	790		3,240
Recoveries on loans	1,150	1,879	286	909		4,224
Loans charged off	(2,391)	(2,079)	(381)	(1,610)		(6,461)
Balances, September 30, 2016	$26,503	$22,937	$2,786	$11,228	$2	$63,456

	Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, June 30, 2015	$31,479	$15,828	$2,927	$12,311	$5	$62,550
Provision for losses	3,202	(2,966)	(102)	(132)	(2)
Recoveries on loans	281	1,510	67	513		2,371
Loans charged off	(1,026)	(386)	(169)	(479)		(2,060)
Balances, September 30, 2015	$33,936	$13,986	$2,723	$12,213	$3	$62,861

	Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2014	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	6,226	(6,364)	225	330		417
Recoveries on loans	1,168	2,069	246	1,392		4,875
Loans charged off	(2,282)	(1,046)	(406)	(2,661)		(6,395)
Balances, September 30, 2015	$33,936	$13,986	$2,723	$12,213	$3	$62,861

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s allowance for loan losses and loan portfolio by segment as of the periods indicated:

	September 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$555	$760		$312		$1,627
Collectively evaluated for impairment	25,948	22,177	$2,786	10,916	$2	61,829
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$26,503	$22,937	$2,786	$11,228	$2	$63,456
Loan Balances:
Individually evaluated for impairment	$5,764	$23,904		$4,158		$33,826
Collectively evaluated for impairment	1,436,065	2,242,862	$76,497	1,132,385	$380	4,888,189
Loans Acquired with Deteriorated Credit Quality	6,466	43,214		2,149		51,829
Loans	$1,448,295	$2,309,980	$76,497	$1,138,692	$380	$4,973,844

	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$1,277	$243		$169		$1,689
Collectively evaluated for impairment	25,201	21,753	$2,689	10,966	$2	60,611
Loans Acquired with Deteriorated Credit Quality		149		4		153
Total Allowance for Loan Losses	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Loan Balances:
Individually evaluated for impairment	$7,877	$16,670		$4,020		$28,567
Collectively evaluated for impairment	1,298,988	2,096,089	$74,717	1,125,316	$588	4,595,698
Loans Acquired with Deteriorated Credit Quality	7,309	56,866		5,382		69,557
Loans	$1,314,174	$2,169,625	$74,717	$1,134,718	$588	$4,693,822

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

Consumer and Residential

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2016	December 31, 2015
Commercial and industrial loans	$2,381	$4,634
Agriculture production financing and other loans to farmers	1,530	827
Real estate Loans:
Construction	271	736
Commercial and farmland	16,983	11,277
Residential	10,608	11,818
Home Equity	2,216	1,952
Individuals' loans for household and other personal expenditures	116	145
Total	$34,105	$31,389

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

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$18,096	$9,996
Agriculture production financing and other loans to farmers	649	611
Real estate Loans:
Construction	6,492	3,545
Commercial and farmland	82,551	61,536
Residential	8,252	4,934
Home equity	82	44
Other commercial loans	13
Total	$116,135	$80,666
Impaired loans with related allowance:
Commercial and industrial loans	$779	$467	$379
Agriculture production financing and other loans to farmers	1,186	1,156	175
Real estate Loans:
Commercial and farmland	2,070	1,835	760
Residential	65	34	22
Total	$4,100	$3,492	$1,336
Total Impaired Loans	$120,235	$84,158	$1,336

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$22,151	$11,669
Agriculture production financing and other loans to farmers	370	361
Real estate Loans:
Construction	4,551	2,336
Commercial and farmland	95,930	69,024
Residential	11,262	7,338
Home equity	297	247
Other commercial loans	20
Total	$134,581	$90,975
Impaired loans with related allowance:
Commercial and industrial loans	$3,043	$2,690	$1,247
Agriculture production financing and other loans to farmers	466	466	30
Real estate Loans:
Commercial and farmland	2,144	1,933	392
Residential	2,300	1,463	173
Total	$7,953	$6,552	$1,842
Total Impaired Loans	$142,534	$97,527	$1,842

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$10,025	$89	$10,436	$261
Agriculture production financing and other loans to farmers	636	3	644	3
Real estate Loans:
Construction	3,526	72	3,572	215
Commercial and farmland	61,903	854	63,722	2,576
Residential	5,081	40	5,453	118
Home equity	44		57
Total	$81,215	$1,058	$83,884	$3,173
Impaired loans with related allowance:
Commercial and industrial loans	$469		$471
Agriculture production financing and other loans to farmers	1,164	6	1,236	6
Real estate Loans:
Commercial and farmland	1,850		1,894
Residential	34		39
Total	$3,517	$6	$3,640	$6
Total Impaired Loans	$84,732	$1,064	$87,524	$3,179

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$11,863	$137	$12,676	$368
Agriculture production financing and other loans to farmers	675		699
Real estate Loans:
Construction	2,855	41	3,407	123
Commercial and farmland	64,186	932	65,310	2,661
Residential	9,028	47	9,272	177
Home equity	194		197
Total	$88,801	$1,157	$91,561	$3,329
Impaired loans with related allowance:
Commercial and industrial loans	$2,731	$10	$2,774	$29
Agriculture production financing and other loans to farmers	547		547
Real estate Loans:
Commercial and farmland	2,459		2,613
Residential	625		626
Total	$6,362	$10	$6,560	$29
Total Impaired Loans	$95,163	$1,167	$98,121	$3,358

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

	September 30, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,075,134	$34,937	$36,467					$1,146,538
Agriculture production financing and other loans to farmers	30,491	35,075	27,603					93,169
Real estate Loans:
Construction	344,737	5,381	966			$17,081	$76	368,241
Commercial and farmland	1,805,513	52,864	83,362					1,941,739
Residential	148,251	5,532	6,573			570,838	8,661	739,855
Home equity	7,713	69	520			388,069	2,466	398,837
Individuals' loans for household and other personal expenditures						76,351	146	76,497
Lease financing receivables, net of unearned income	295		85					380
Other commercial loans	208,028		560					208,588
Loans	$3,620,162	$133,858	$156,136			$1,052,339	$11,349	$4,973,844

	December 31, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$962,340	$48,432	$45,984	$319				$1,057,075
Agriculture production financing and other loans to farmers	77,884	6,665	13,162					97,711
Real estate Loans:
Construction	345,449	1,271	1,790			$18,114	$80	366,704
Commercial and farmland	1,679,141	46,442	77,338					1,802,921
Residential	171,576	3,107	10,428			593,533	7,461	786,105
Home equity	8,218	48	600			337,718	2,029	348,613
Individuals' loans for household and other personal expenditures						74,491	226	74,717
Lease financing receivables, net of unearned income	495		93					588
Other commercial loans	159,388							159,388
Loans	$3,404,491	$105,965	$149,395	$319		$1,023,856	$9,796	$4,693,822

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of September 30, 2016, and December 31, 2015.

	September 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,143,456	$701			$2,381	$3,082	$1,146,538
Agriculture production financing and other loans to farmers	91,639				1,530	1,530	93,169
Real estate Loans:
Construction	367,969			$1	271	272	368,241
Commercial and farmland	1,919,826	976	$2,737	1,217	16,983	21,913	1,941,739
Residential	724,200	3,390	1,574	83	10,608	15,655	739,855
Home equity	394,977	841	510	293	2,216	3,860	398,837
Individuals' loans for household and other personal expenditures	75,948	295	107	31	116	549	76,497
Lease financing receivables, net of unearned income	380						380
Other commercial loans	208,588						208,588
Loans	$4,926,983	$6,203	$4,928	$1,625	$34,105	$46,861	$4,973,844

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

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans				$260	$260	3
Agriculture production financing and other loans to farmers				1,606	1,472	5
Real estate Loans:
Commercial and farmland	$87	$95	1	3,978	3,955	7
Residential	611	678	11	724	811	14
Home Equity	55	58	2	229	204	3
Total	$753	$831	14	$6,797	$6,702	32

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$363	$218	2	$4,111	$2,115	7
Real estate Loans:
Construction				79	80	1
Commercial and farmland	744	744	1	1,281	3,025	3
Residential	11	13	1	55	908	4
Home Equity	239	242	1	239	242	1
Total	$1,357	$1,217	5	$5,765	$6,370	16

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the recorded investment of troubled debt restructurings as of September 30, 2016 and 2015, by modification type, that occurred during the periods indicated:

	Three Months Ended September 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Real estate Loans:
Commercial and farmland			$95	$95
Residential		$663		663
Home Equity		56		56
Total		$719	$95	$814

	Nine Months Ended September 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$197	$197
Agriculture production financing and other loans to farmers	$898			898
Real estate Loans:
Commercial and farmland	416		3,487	3,903
Residential		$773		773
Home Equity		197		197
Total	$1,314	$970	$3,684	$5,968

	Three Months Ended September 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$138		$75	$213
Real estate Loans:
Commercial and farmland			744	744
Residential		$13		13
Home Equity		242		242
Total	$138	$255	$819	$1,212

	Nine Months Ended September 30, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$806		$1,080	$1,886
Real estate Loans:
Commercial and farmland	1,337		1,004	2,341
Residential	850	$59		909
Home Equity		242		242
Total	$2,993	$301	$2,084	$5,378

Commercial and farmland real estate loans made up 59 percent of the post-modification balance of troubled debt restructured loans made in the nine months ended September 30, 2016.

The following tables summarize troubled debt restructures that occurred during the three and nine months ended September 30, 2016 and September 30, 2015, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans			3	$197
Real estate Loans:
Residential	1	$54	1	54
Total	1	$54	4	$251

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate Loans:
Residential	1	$21	1	$21
Total	1	$21	1	$21

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge off process, or may be addressed through a specific reserve. Consumer troubled debt restructurings are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructurings are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,818,000 and $1,391,000 at September 30, 2016 and December 31, 2015, respectively.

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

The Corporation's recent acquisitions are detailed in NOTE 2, ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. In addition, the Corporation acquired Community in November 2014 and CFS in November 2013. The Corporation also acquired certain loans from SCB in February 2012. The following table includes the outstanding balance and carrying amount of all acquired loans which were included in the Corporation's balance sheet at September 30, 2016, and December 31, 2015.

	September 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Commercial and industrial loans	$16,731	$90	$3,239	$30,553	$3,790	$54,403
Agricultural production financing and other loans to farmers			2,223	50	1,305	3,578
Real estate loans:
Construction	30,800	3,260	5,953	489		40,502
Commercial and farmland	110,195	22,449	39,765	147,890	10,933	331,232
Residential	105,173	46,696	10,091	101,663	4,478	268,101
Home Equity	12,301	8,511	7,038	28,101	12,282	68,233
Individuals' loans for household and other personal expenditures	938	3	203	238	34	1,416
Other commercial loans	1,825			67		1,892
Total	$277,963	$81,009	$68,512	$309,051	$32,822	$769,357

Carrying Amount	$266,592	$78,972	$64,149	$294,759	$29,243	$733,715
Allowance			22	642		664
Carrying Amount Net of Allowance	$266,592	$78,972	$64,127	$294,117	$29,243	$733,051

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

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of September 30, 2016 were $71.1 million and $51.8 million, respectively. Additionally, the outstanding balance and related carrying amount of those loans as of December 31, 2015 were $95.8 million and $69.6 million, respectively.

As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the table below.  The table reflects only purchased loans accounted for under ASC 310-30 and not the entire portfolio of purchased loans.

	Three Months Ended September 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$1,846	$81	$1,345	$904	$451	$4,627
Additions
Accretion	(67)	(18)	(63)	(665)	(199)	(1,012)
Reclassification from nonaccretable	4	15	22	585	72	698
Disposals
Ending balance	$1,783	$78	$1,304	$824	$324	$4,313

	Nine Months Ended September 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,160	$114	$1,508	$1,188	$642	$5,612
Additions
Accretion	(154)	(104)	(975)	(2,810)	(580)	(4,623)
Reclassification from nonaccretable	9	68	771	2,457	262	3,567
Disposals	(232)			(11)		(243)
Ending balance	$1,783	$78	$1,304	$824	$324	$4,313

	Three Months Ended September 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance	$133	$1,818	$1,732	$758	$4,441
Additions
Accretion	(8)	(139)	(1,058)	(285)	(1,490)
Reclassification from nonaccretable		21	704	235	960
Disposals		(140)	(3)		(143)
Ending balance	$125	$1,560	$1,375	$708	$3,768

	Nine Months Ended September 30, 2015
	C Financial	Community	CFS	SCB	Total
Beginning balance		$2,122	$2,400	$868	$5,390
Additions	$145				145
Accretion	(20)	(671)	(2,977)	(774)	(4,442)
Reclassification from nonaccretable		249	1,963	614	2,826
Disposals		(140)	(11)		(151)
Ending balance	$125	$1,560	$1,375	$708	$3,768

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

2016
Balance, January 1	$243,129
Measurement period adjustment	871
Balance, September 30	$244,000

2015
Balance, January 1	$202,724
Goodwill acquired	48,879
Goodwill reduction	(8,474)
Balance, December 31	$243,129

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

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	September 30, 2016	December 31, 2015
Gross carrying amount	$61,799	$58,360
Core deposit and other intangibles acquired		4,181
Accumulated amortization	(48,097)	(45,164)
Measurement period adjustment	2,142
Core deposit and other intangibles reduction		(742)
Core deposit and other intangibles	$15,844	$16,635

Estimated future amortization expense is summarized as follows:

Amortization Expense
2016	$978
2017	3,614
2018	2,299
2019	1,914
2020	1,733
After 2020	5,306
$15,844

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of September 30, 2016 and December 31, 2015, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,130,000 from accumulated other comprehensive income to interest expense.

During 2016, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the LIBOR-based variable cash outflows associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the LIBOR-based variable cash outflows associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2016, and 2015, the Corporation did not recognize any ineffectiveness.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2016, the notional amount of customer-facing swaps was approximately $240,285,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2016, and December 31, 2015.

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$4	Other Assets	$36	Other Liabilities	$4,433	Other Liabilities	$2,921
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$12,102	Other Assets	$4,938	Other Liabilities	$12,102	Other Liabilities	$5,149

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Rate Products	$384	$(1,791)	$(2,383)	$(2,260)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2016, and 2015.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Interest rate contracts	Other income	$211	$(194)

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest rate contracts	Other income	$698	$(139)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Interest rate contracts	Interest Expense	(317)	(362)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest rate contracts	Interest Expense	$(959)	$(1,074)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of September 30, 2016, the termination value of derivatives in a net liability position related to these agreements was $16,813,000. As of September 30, 2016, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $19,021,000. If the Corporation had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value.

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

Recurring Measurements

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value on a recurring basis and recognized in the accompanying Consolidated Condensed Balance Sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques as of September 30, 2016.

Available for Sale Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. There are no securities classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or a discounted cash flow model. Level 2 securities include agencies, mortgage- backed, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 fair value, including corporate obligations, state and municipal and equity securities, was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016, and December 31, 2015.

		Fair Value Measurements Using:
September 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$101		$101
State and municipal	369,050		363,643	$5,407
U.S. Government-sponsored mortgage-backed securities	304,580		304,580
Corporate obligations	31			31
Equity securities	2,016		2,012	4
Interest rate swap asset	12,102		12,102
Interest rate cap	4		4
Interest rate swap liability	16,535		16,535

		Fair Value Measurements Using:
December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$104		$104
State and municipal	305,911		300,014	$5,897
U.S. Government-sponsored mortgage-backed securities	346,266		346,266
Certificates of deposit	2,176		2,176
Corporate obligations	31			31
Equity securities	3,912		3,908	4
Interest rate swap asset	4,938		4,938
Interest rate cap	36		36
Interest rate swap liability	8,070		8,070

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2016 and 2015.

	Available for Sale Securities
	Three Months Ended		Nine Months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance at beginning of the period	$5,564	$6,028	$5,932	$6,646
Total realized and unrealized gains and losses:
Included in net income
Included in other comprehensive income	(45)	24	52	165
Purchases, issuances and settlements
Transfers in/(out) of Level 3
Principal payments	(77)	(156)	(542)	(915)
Ending balance	$5,442	$5,896	$5,442	$5,896

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2016 or December 31, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2016 and 2015.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016, and December 31, 2015.

		Fair Value Measurements Using
September 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$15,763			$15,763
Other real estate owned	2,213			2,213

		Fair Value Measurements Using
December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$7,066			$7,066
Other real estate owned	5,529			5,529

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2016 and December 31, 2015.

September 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,407	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			Blend of US Municipal Bank Qualified curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$15,763	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$2,213	Appraisals	Discount to reflect current market conditions	0% - 10% (4%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,897	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			Blend of US Municipal Bank Qualified curve	A- to BBB-
			Discount rate	.80% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$7,066	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (2%)

Other real estate owned	$5,529	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016, and December 31, 2015.

		September 30, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$99,602	$99,602
Interest-bearing time deposits	33,803	33,803
Investment securities available for sale	675,813		$670,371	$5,442
Investment securities held to maturity	624,615		631,255	15,791
Loans held for sale	1,482		1,482
Loans	4,910,388			4,871,640
Federal Home Loan Bank stock	18,044		18,044
Interest rate swap and cap asset	12,106		12,106
Interest receivable	23,652		23,652
Liabilities:
Deposits	$5,444,240	$4,290,400	$1,143,837
Borrowings:
Federal funds purchased	58,358		58,358
Securities sold under repurchase agreements	138,671		138,656
Federal Home Loan Bank advances	297,022		295,834
Subordinated debentures and term loans	128,288		105,604
Interest rate swap liability	16,535		16,535
Interest payable	3,733		3,733

		December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$102,170	$102,170
Interest-bearing time deposits	32,315	32,315
Investment securities available for sale	658,400		$652,468	$5,932
Investment securities held to maturity	618,599		598,082	34,298
Loans held for sale	9,894		9,894
Loans	4,631,369			4,539,940
Federal Reserve Bank and Federal Home Loan Bank stock	37,633		37,633
Interest rate swap and cap asset	4,974		4,974
Interest receivable	24,415		24,415
Liabilities:
Deposits	$5,289,647	$4,095,004	$1,177,142
Borrowings:
Federal funds purchased	49,721		49,721
Securities sold under repurchase agreements	155,325		155,325
Federal Home Loan Bank advances	235,652		236,375
Subordinated debentures and term loans	127,846		103,643
Interest rate swap liability	8,070		8,070
Interest payable	3,092		3,092

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

Investment securities:  Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of certain Level 3 securities is estimated using discounted cash flow analysis, using interest rates currently being offered on investments with similar maturities and investment quality.

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2016 and December 31, 2015 were:

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$119,326	$1,336	$10,432	$7,577	$138,671

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$131,537	$5,680	$8,892	$9,216	$155,325

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2016 and 2015:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	7,863	(1,548)		6,315
Amounts reclassified from accumulated other comprehensive income	(1,652)	623		(1,029)
Period change	6,211	(925)	—	5,286
Balance at September 30, 2016	$18,536	$(3,272)	$(11,340)	$3,924

Balance at December 31, 2014	$14,098	$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	117	(1,468)		(1,351)
Amounts reclassified from accumulated other comprehensive income	(1,331)	698		(633)
Period change	(1,214)	(770)	—	(1,984)
Balance at September 30, 2015	$12,884	$(2,952)	$(13,546)	$(3,614)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$839	$1,115	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(294)	(390)	Income tax expense
	$545	$725

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(317)	$(362)	Interest expense - subordinated debentures and term loans
Related income tax benefit	111	127	Income tax expense
	$(206)	$(235)

Total reclassifications for the period, net of tax	$339	$490

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$2,542	$2,047	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(890)	(716)	Income tax expense
	$1,652	$1,331

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(959)	$(1,074)	Interest expense - subordinated debentures and term loans
Related income tax benefit	336	376	Income tax expense
	$(623)	$(698)

Total reclassifications for the period, net of tax	$1,029	$633

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. DSUs can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2016, there were no outstanding DSUs.

The Corporation’s 2009 ESPP provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000.

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2016 was $648,000 and $1,883,000, respectively, compared to $556,000 and $1,687,000, respectively, for the three and nine months ended September 30, 2015. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 3.8 percent for the nine months ended September 30, 2016, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock and ESPP Options
Pre-tax compensation expense	$18	$23	$54	$78
Income tax expense (benefit)	3	5	12	4
Stock and ESPP option expense, net of income taxes	$21	$28	$66	$82
Restricted Stock Awards
Pre-tax compensation expense	$630	$533	$1,829	$1,609
Income tax benefit	(221)	(187)	(640)	(552)
Restricted stock awards expense, net of income taxes	$409	$346	$1,189	$1,057
Total Share-Based Compensation
Pre-tax compensation expense	$648	$556	$1,883	$1,687
Income tax benefit	(218)	(182)	(628)	(548)
Total share-based compensation expense, net of income taxes	$430	$374	$1,255	$1,139

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As of September 30, 2016, unrecognized compensation expense related to RSAs was $4,129,000 and is expected to be recognized over a weighted-average period of 1.51 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2016.

Stock option activity under the Corporation's stock option plans as of September 30, 2016 and changes during the nine months ended September 30, 2016, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	442,012	$19.99
Granted	—
Exercised	(22,385)	$13.80
Canceled	(52,953)	$25.09
Outstanding September 30, 2016	366,674	$19.63	2.79	2,691,404
Vested and Expected to Vest at September 30, 2016	366,674	$19.63	2.79	2,691,404
Exercisable at September 30, 2016	366,674	$19.63	2.79	2,691,404

There were no options granted during the nine months ended September 30, 2016 and September 30, 2015.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2016.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $245,000 and $812,000, respectively. Cash receipts of stock options exercised during this same period were $309,000 and $1,422,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2016	354,504	$19.65
Granted	121,034	$23.61
Vested	(110,251)	$15.46
Forfeited	(7,711)	$21.96
Unvested RSAs at September 30, 2016	357,576	$22.54

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2016 quarterly offering period of approximately $18,000. The ESPP options vested during the three months ending September 30, 2016, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2016.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$9,985	$8,268	$27,481	$25,359
Tax-exempt interest income	(2,198)	(1,949)	(6,328)	(5,116)
Basis difference on sale of insurance subsidiary				2,252
Stock compensation	6	8	19	26
Earnings on life insurance	(216)	(249)	(1,186)	(734)
Tax credits	(165)	(145)	(423)	(437)
Other	57	624	196	(103)
Actual Tax Expense	$7,469	$6,557	$19,759	$21,247

Effective Tax Rate	26.2%	27.8%	25.2%	29.3%

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016			2015
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	21,059	40,779,423	$0.51	17,067	37,850,827	$0.46
Effect of dilutive stock options and warrants		246,361			267,372
Diluted net income per share	$21,059	41,025,784	$0.51	$17,067	38,118,199	$0.45

	Nine Months Ended September 30,
	2016			2015
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	58,758	40,740,714	$1.44	51,207	37,785,236	$1.36
Effect of dilutive stock options and warrants		229,501			268,750
Diluted net income per share	$58,758	40,970,215	$1.43	$51,207	38,053,986	$1.35

Stock options to purchase 53,550 and 225,180 shares for the three months ended September 30, 2016 and 2015, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

Stock options to purchase 119,157 and 335,550 shares for the nine months ended September 30, 2016 and 2015, respectively, were not included in the earnings per share calculation because the exercise price exceeded the average market price.

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

FASB Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.
The amendments provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs;

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

•	Contingent Consideration Payments Made after a Business Combination;

•	Proceeds from the Settlement of Insurance Claims;

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;

•	Life Insurance Policies;

•	Distributions Received from Equity Method Investees;

•	Beneficial Interests in Securitization Transactions; and

•	Separately Identifiable Cash Flows and Application of the Predominance Principle.
The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.
The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.
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

FASB Accounting Standards Update No. 2016-02 -Leases (Topic 842)
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
Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Updates No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.
The new guidance makes targeted improvements to existing U.S. GAAP by:

•
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

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Corporation is evaluating the effects of this ASU on its consolidated financial statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 17

SUBSEQUENT EVENTS

On September 20, 2016, the Corporation entered into a Stock Purchase Agreement (the"Purchase Agreement") with Leland Boren and certain shareholders affiliated with Mr. Boren (collectively, the "Sellers") pursuant to which the Corporation will acquire approximately 12.11 percent of the issued and outstanding shares of common stock (the "Shares") of Independent Alliance Banks, Inc., an Indiana corporation ("IAB"). IAB is a financial holding company and the parent of iAB Financial Bank, an Indiana commercial bank. The purchase price per share will be $40.00, and the aggregate purchase price for the Shares to be paid to the Sellers will be $19,804,480. The Federal Reserve Bank of Chicago has approved the transaction under delegated authority which is expected to close in November 2016.

The policy of the Federal Reserve Board (FRB), who examines the Corporation, is that bank holding companies are expected to act as a source of financial and managerial strength to their subsidiary banks, including committing capital to support such subsidiary banks. This is often referred to as the Source of Strength doctrine. Failure to adequately support a subsidiary bank in the event of financial distress can lead to the bank holding company itself being found to operate in a safe and unsound manner. Once the Corporation acquires 12.11 percent of the outstanding stock of IAB, the FRB is likely to consider IAB and its wholly-owned subsidiary bank, iAB Financial Bank, as covered under the Corporation's Source of Strength. As a result, in the event IAB or its subsidiary bank become financially distressed in the future, the Corporation may be called upon by the FRB to provide capital to it or them. Based on a review of IAB’s current regulatory capital position, the Corporation does not anticipate any capital support will be necessary.

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

We believe there have been no significant changes during the nine months ended September 30, 2016, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 106 banking locations in twenty-seven Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

The Corporation operated FMIG, a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana. On June 12, 2015, the Corporation sold all of its stock in FMIG to USI Insurance Services, LLC for $18,000,000. Additional details of the transaction are included in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 1, 2016, the Board of Directors of the Bank adopted final resolutions approving the conversion of the Bank’s banking charter from a national association to an Indiana state-chartered bank. The initial application to convert was filed with the Indiana DFI on February 9, 2016. Between the date of initial application and adoption of the final resolutions by the Bank’s Board, the Indiana DFI and the FDIC conducted a joint exam of the Bank and its banking activities. Final regulatory approval of the application was obtained at the meeting of the Members of the Indiana DFI on April 14, 2016. The Bank filed official conversion documents effective April 15, 2016.

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

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported third quarter 2016 net income of $21.1 million, compared to $17.1 million during the third quarter of 2015. Diluted earnings per share for the period totaled $.51 per share, an increase of $.06 per share, or 13.3 percent, over the same period in 2015. Year-to-date net income totaled $58.8 million, compared to $51.2 million during the same period in 2015. Diluted earnings per share for the nine months ended September 30, 2016 totaled $1.43 per share, an increase of $.08 per share, or 5.9%, over the same period in 2015.

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

As of September 30, 2016, total assets equaled $7.0 billion, an increase of $261.3 million, or 3.9 percent, from December 31, 2015.  The Corporation's loan portfolio increased $271.6 million, with the largest increase in real estate commercial and farmland and commercial and industrial loans. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $63.5 million as of September 30, 2016.  The allowance provided 186.1 percent coverage of all non-accrual loans and 1.28 percent of total loans.  The Corporation's provision expense totaled $1.9 million and $3.2 million during the three and nine months ended September 30, 2016, as net charge-offs totaled $630,000 and $2.2 million, for the same periods, respectively. For the three months ended September 30, 2015, the Corporation had no provision expense and net recoveries of $311,000. The Corporation had $417,000 of provision expense for the nine months ended September 30, 2015, with net charge offs during the period of $1.5 million. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

As of September 30, 2016, total deposits equaled $5.4 billion, an increase of $154.6 million from December 31, 2015. The largest increases were in demand deposits and brokered deposits, which accounted for $168.7 million and $44.3 million of the overall increase, respectively. This increase was offset by decreases in other certificates and time deposits and certificates and other time deposits of $100,000 or more of $58.3 million and $26.9 million, respectively, compared to December 31, 2015.

Total borrowings increased $53.8 million as of September 30, 2016 compared to December 31, 2015 as Federal Home Loan Bank advances increased $61.4 million, which was offset by a decrease in securities sold under repurchase agreements of $16.7 million.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 77 percent of revenues for the three and nine months ended September 30, 2016. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate in effect of 35 percent was used for all periods, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the periods presented, the increases in net interest income were primarily driven by core organic loan growth and an increase in earning assets attributable to acquisitions of C Financial in April 2015 and Ameriana in December 2015.

Net interest margin for the third quarter of 2016 increased to 3.94 percent compared to the third quarter of 2015 of 3.85 percent. Asset yields increased 7 basis points FTE and interest costs decreased 2 basis points, resulting in a 9 basis point FTE increase in net interest income as compared to the same period in 2015. As a result of the acquisitions, earning assets increased $660,004,000 in the third quarter of 2016 compared to the third quarter 2015. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3,806,000 and $2,012,000, respectively, for the three months ended September 30, 2016 and 2015.

Net interest margin for the nine months ended September 30, 2016 increased to 3.88 percent compared to the nine months ended September 30, 2015 of 3.82 percent. Asset yields increased 5 basis points FTE and interest costs decreased 1 basis point, resulting in a 6 basis point FTE increase in net interest income as compared to the same period in 2015. As a result of the acquisitions, earning assets increased by $723,977,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $9,508,000 and $6,340,000, respectively, for the nine months ended September 30, 2016 and 2015.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended September 30, 2016, and 2015.

(Dollars in Thousands)	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$54,120	$55	0.40%	$34,343	$25	0.29%
Federal Reserve and Federal Home Loan Bank stock	18,095	193	4.24	34,627	500	5.78
Investment Securities: (1)
Taxable	729,223	3,992	2.18	692,583	4,374	2.53
Tax-Exempt (2)	559,845	7,182	5.10	503,174	6,787	5.40
Total Investment Securities	1,289,068	11,174	3.45	1,195,757	11,161	3.73
Loans held for sale	742	73	39.14	2,163	125	23.12
Loans: (3)
Commercial	3,556,187	41,653	4.66	3,247,336	36,582	4.51
Real Estate Mortgage	567,015	6,521	4.58	447,733	4,803	4.29
Installment	493,807	5,572	4.49	403,399	4,526	4.49
Tax-Exempt (2)	219,172	2,537	4.60	172,844	1,832	4.24
Total Loans	4,836,923	56,356	4.64	4,273,475	47,868	4.48
Total Earning Assets	6,198,206	67,778	4.37	5,538,202	59,554	4.30
Net unrealized gain on securities available for sale	11,738			10,379
Allowance for loan losses	(62,453)			(62,521)
Cash and cash equivalents	102,023			93,542
Premises and equipment	95,541			84,880
Other assets	562,248			489,467
Total Assets	$6,907,303			$6,153,949
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,454,992	$669	0.18%	$1,112,161	$359	0.13%
Money market deposits	793,173	384	0.19	837,963	448	0.21
Savings deposits	754,401	171	0.09	628,020	155	0.10
Certificates and other time deposits	1,128,595	2,702	0.95	1,122,964	2,753	0.98
Total Interest-bearing Deposits	4,131,161	3,926	0.38	3,701,108	3,715	0.40
Borrowings	521,125	2,768	2.11	523,814	2,500	1.91
Total Interest-bearing Liabilities	4,652,286	6,694	0.57	4,224,922	6,215	0.59
Noninterest-bearing deposits	1,297,292			1,123,575
Other liabilities	60,791			46,308
Total Liabilities	6,010,369			5,394,805
Stockholders' Equity	896,934			759,144
Total Liabilities and Stockholders' Equity	$6,907,303	6,694	0.43	$6,153,949	6,215	0.45
Net Interest Income		$61,084			$53,339
Net Interest Margin			3.94%			3.85%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2016 and 2015. The fully taxable equivalent adjustments equal $3,402 and $3,016 for the three months ended September 30, 2016 and 2015, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing time deposits	$76,440	$283	0.49%	$50,327	$93	0.25%
Federal Reserve and Federal Home Loan Bank stock	26,359	906	4.59	38,367	1,509	5.24
Investment Securities: (1)
Taxable	725,311	12,522	2.31	708,328	13,522	2.55
Tax-Exempt (2)	539,996	21,169	5.24	474,004	19,197	5.40
Total Investment Securities	1,265,307	33,691	3.56	1,182,332	32,719	3.69
Loans held for sale	3,541	291	10.98	4,364	380	11.61
Loans: (3)
Commercial	3,502,715	121,017	4.62	3,161,385	106,412	4.49
Real Estate Mortgage	570,330	19,032	4.46	454,288	14,614	4.29
Installment	473,645	16,067	4.53	397,981	13,502	4.52
Tax-Exempt (2)	198,615	6,814	4.58	103,931	3,344	4.29
Total Loans	4,748,846	163,221	4.59	4,121,949	138,252	4.47
Total Earning Assets	6,116,952	198,101	4.32%	5,392,975	172,573	4.27%
Net unrealized gain on securities available for sale	10,892			12,463
Allowance for loan losses	(62,633)			(62,940)
Cash and cash equivalents	102,767			96,671
Premises and equipment	96,284			82,342
Other assets	572,150			491,542
Total Assets	$6,836,412			$6,013,053
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,395,036	$1,850	0.18%	$1,077,463	$894	0.11%
Money market deposits	835,968	1,377	0.22	838,552	1,305	0.21
Savings deposits	720,375	455	0.08	604,436	481	0.11
Certificates and other time deposits	1,157,992	8,346	0.96	1,132,497	8,237	0.97
Total Interest-bearing Deposits	4,109,371	12,028	0.39	3,652,948	10,917	0.40
Borrowings	506,077	8,180	2.16	478,030	7,437	2.07
Total Interest-bearing Liabilities	4,615,448	20,208	0.58	4,130,978	18,354	0.59
Noninterest-bearing deposits	1,279,404			1,090,158
Other liabilities	63,258			45,215
Total Liabilities	5,958,110			5,266,351
Stockholders' Equity	878,302			746,702
Total Liabilities and Stockholders' Equity	$6,836,412	20,208	0.44	$6,013,053	18,354	0.45
Net Interest Income		$177,893			$154,219
Net Interest Margin			3.88%			3.82%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2016 and 2015. The fully taxable equivalent adjustments equal $9,794 and $7,889 for the nine months ended September 30, 2016 and 2015, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $529,000, or 3.2 percent, in the third quarter of 2016, compared to the third quarter of 2015.  In December 2015, the Corporation acquired Ameriana. This acquisition contributed to a larger customer base, which in addition to organic growth, resulted in an increase in other customer fees, service charges, and fiduciary income of $621,000, $222,000 and $206,000, respectively, in the third quarter of 2016 when compared to the same period in 2015. Additional details of the acquisition can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

These increases were partially offset by decreases in net gains on the sale of available for sale securities and other income of $276,000 and $228,000, respectively, in the third quarter of 2016 when compared to the same period in 2015. The decline in other income was a result of the third quarter of 2015 containing a gain of $1.3 million from the Corporation's cancellation of $5.0 million of subordinated debentures. This decline was partially offset by the third quarter of 2016 containing $1.0 million more of derivative hedge income than the third quarter of 2015.

During the first nine months of 2016, non-interest income decreased $6.8 million, or 12.1 percent, from the same period in 2015. In June 2015, the sale of FMIG resulted in a gain of $8.3 million, and also accounted for a $4.1 million decline in insurance commission income compared to the first nine months of 2015. Meanwhile, the larger customer base resulting from the C Financial and Ameriana acquisitions as well as organic growth contributed to increases in other customer fees, service charges and derivative hedge income of $2.1 million, $1.1 million and $1.0 million, respectively. Additional details of the divestiture and acquisitions can be found in NOTE 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Additionally, the first nine months of 2016 contained an increase of $1.3 million in earnings on cash surrender value of life insurance when compared to the same period in 2015. The increase was primarily due to death benefits from Bank Owned Life Insurance of $603,000 as well as earnings on a larger portfolio resulting from the Ameriana acquisition, which included a $28.2 million Bank Owned Life Insurance portfolio.

Finally, offsetting the increases noted above was a decline resulting from the 2015 gain of $1.3 million from the Corporation's cancellation of $5.0 million of subordinated debentures.

NON-INTEREST EXPENSE

Non-interest expense increased $1.1 million, or 2.5 percent, in the third quarter of 2016, compared to the third quarter of 2015.  The largest increases were salaries and employee benefits and net occupancy which increased $1.5 million and $622,000, respectively. The increases were primarily driven by the additional personnel and banking centers resulting from the Ameriana acquisition. These increases were offset by decreases in other real estate owned and foreclosure expenses, professional and other outside services and FDIC assessments of $1.0 million, $444,000 and $424,000, respectively.

During the first nine months of 2016, non-interest expense increased $6.1 million, or 4.7 percent, when compared to the first nine months of 2015. The sale of FMIG resulted in $3.2 million less in expense compared to the first nine months of 2015, of which $2.5 million was salaries and employee benefits. This decrease was offset by a $6.0 million increase in salaries and employee benefits primarily due to the addition of personnel from C Financial and Ameriana. Furthermore, as a result of the larger franchise size from the acquisitions, the Corporation experienced increases in net occupancy, equipment and data processing expenses of $1.4 million, $1.3 million and $999,000, respectively. Offsetting these increases was a $1.4 million decrease in professional and other outside services due primarily to the prior year containing acquisition and divestiture expenses not repeated in the current year.

INCOME TAXES

Income tax expense for the third quarter of 2016 was $7,469,000 on pre-tax net income of $28,528,000.  For the same period in 2015, income tax expense was $6,557,000 on pre-tax net income of $23,624,000. The effective income tax rates for the third quarter of 2016 and 2015 were 26.2 percent and 27.8 percent, respectively.

Income tax expense for the nine months ended September 30, 2016 was $19,759,000 on pre-tax net income of $78,517,000.  For the same period in 2015, income tax expense was $21,247,000 on pre-tax net income of $72,454,000. The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 25.2 percent and 29.3 percent, respectively.

The lower effective income tax rate during the three months ended September 30, 2016 when compared to the same period in 2015 was primarily the result of an increase in tax-exempt interest income. The lower effective income tax rate during the nine months ended September 30, 2016 when compared to the same period in 2015 was the result of increases in tax-exempt interest income and earnings on life insurance in addition to a permanent book-to-tax difference associated with the gain on sale of FMIG in 2015.

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

As of September 30, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of September 30, 2016 and December 31, 2015 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$827,485	14.18%	$446,944	8.00%	N/A	N/A
First Merchants Bank	777,865	13.23	470,468	8.00	$588,086	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$699,029	11.98%	$350,208	6.00%	N/A	N/A
First Merchants Bank	714,409	12.15	352,851	6.00	$470,468	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$645,114	11.05%	$262,656	4.50%	N/A	N/A
First Merchants Bank	714,409	12.15	264,638	4.50	$382,256	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$699,029	10.62%	$263,331	4.00%	N/A	N/A
First Merchants Bank	714,409	10.73	266,239	4.00	$332,799	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$783,776	14.94%	$419,809	8.00%	N/A	N/A
First Merchants Bank	739,793	13.98	423,242	8.00	$529,052	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$656,323	12.51%	$314,857	6.00%	N/A	N/A
First Merchants Bank	677,340	12.80	317,431	6.00	$423,242	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$603,063	11.49%	$236,143	4.50%	N/A	N/A
First Merchants Bank	677,340	12.80	238,074	4.50	$343,884	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$656,323	10.85%	$242,001	4.00%	N/A	N/A
First Merchants Bank	677,340	11.22	241,423	4.00	$301,779	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as Common Equity Tier 1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially Tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on common Equity Tier 1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

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

Because these measures are not defined in GAAP or federal banking regulations, they are considered non-GAAP financial measures. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

	September 30, 2016		December 31, 2015
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$900,865	$972,182	$850,509	$927,774
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(3,924)	(6,332)	1,362	(579)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	55,355		55,776
Less: Tier 1 Capital Deductions	(1,440)	(889)	(2,516)	(1,903)
Less: Disallowed Goodwill and Intangible Assets	(249,541)	(249,093)	(247,006)	(246,558)
Less: Disallowed Servicing Assets
Less: Disallowed Deferred Tax Assets	(2,161)	(1,334)	(1,677)	(1,269)
Total Tier 1 Capital (Regulatory)	699,029	714,409	656,323	677,340
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	63,456	63,456	62,453	62,453
Total Risk-Based Capital (Regulatory)	$827,485	$777,865	$783,776	$739,793

Net Risk-Weighted Assets (Regulatory)	$5,836,806	$5,880,855	$5,247,617	$5,290,524
Average Assets	$6,583,270	$6,655,987	$6,050,023	$6,035,575

Total Risk-Based Capital Ratio (Regulatory)	14.18%	13.23%	14.94%	13.98%
Tier 1 Capital to Risk-Weighted Assets	11.98%	12.15%	12.51%	12.80%
Tier 1 Capital to Average Assets	10.62%	10.73%	10.85%	11.22%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$699,029	$714,409	$656,323	$677,340
Less: Qualified Capital Securities	(55,355)		(55,776)
Add: Additional Tier 1 Capital Deductions	1,440		2,516
Common Equity Tier 1 Capital (Regulatory)	$645,114	$714,409	$603,063	$677,340

Net Risk-Weighted Assets (Regulatory)	$5,836,806	$5,880,855	$5,247,617	$5,290,524
Common Equity Tier 1 Capital Ratio (Regulatory)	11.05%	12.15%	11.49%	12.80%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.48 percent at September 30, 2016, and 9.08 percent at December 31, 2015.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	September 30, 2016	December 31, 2015
Total Stockholders' Equity (GAAP)	$900,865	$850,509
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(259,844)	(259,764)
Tangible common equity (non-GAAP)	$640,896	$590,620
Total assets (GAAP)	$7,022,352	$6,761,003
Less: Intangible assets (GAAP)	(259,844)	(259,764)
Tangible assets (non-GAAP)	$6,762,508	$6,501,239
Tangible common equity to tangible assets (non-GAAP)	9.48%	9.08%

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Amounts)	2016	2015	2016	2015
Average goodwill (GAAP)	$244,000	$205,375	$244,000	$206,115
Average core deposit intangible (GAAP)	16,288	14,447	17,303	15,221
Average deferred tax on CDI (GAAP)	(6,324)	(5,494)	(6,608)	(5,724)
Intangible adjustment (non-GAAP)	$253,964	$214,328	$254,695	$215,612
Average stockholders' equity (GAAP)	$896,934	$759,144	$878,302	$746,702
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(253,964)	(214,328)	(254,695)	(215,612)
Average tangible capital (non-GAAP)	$642,845	$544,691	$623,482	$530,965
Average assets (GAAP)	$6,907,303	$6,153,949	$6,836,412	$6,013,053
Intangible adjustment (non-GAAP)	(253,964)	(214,328)	(254,695)	(215,613)
Average tangible assets (non-GAAP)	$6,653,339	$5,939,621	$6,581,717	$5,797,440
Net income available to common stockholders (GAAP)	$21,059	$17,067	$58,758	$51,207
CDI amortization, net of tax (GAAP)	636	436	1,906	1,284
Tangible net income available to common stockholders (non-GAAP)	$21,695	$17,503	$60,664	$52,491
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.51	$0.45	$1.43	$1.35
Diluted tangible net income available to common stockholders (non-GAAP)	$0.53	$0.46	$1.48	$1.39
Ratios:
Return on average GAAP capital (ROE)	9.39%	8.99%	8.92%	9.14%
Return on average tangible capital	13.50%	12.85%	12.97%	13.18%
Return on average assets (ROA)	1.22%	1.11%	1.15%	1.14%
Return on average tangible assets	1.30%	1.18%	1.23%	1.21%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2016, non-performing loans totaled $38,045,000, an increase of $181,000 from June 30, 2016 and $4,733,000 from December 31, 2015. Non-accrual loans increased $540,000 from June 30, 2016, remaining above the $31,389,000 balance at December 31, 2015. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 185.3 percent at June 30, 2016 to 186.1 percent at September 30, 2016. This non-accrual coverage ratio at December 31, 2015 was 199.0 percent. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

Other real estate owned, totaling $10,242,000 at September 30, 2016, declined $2,977,000 from June 30, 2016 and $7,015,000 from December 31, 2015.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90 or more days of $1,625,000 at September 30, 2016 increased $1,263,000 from June 30, 2016 and $718,000 from December 31, 2015. A single Owner Occupied Commercial Real Estate relationship accounted for 75.0 percent of the total at September 30, 2016.

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2016, commercial impaired loans totaled $84,158,000 a decrease of $13,369,000 from the December 31, 2015 balance of $97,527,000. At September 30, 2016, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $80,666,000 as there was no identified loss on these credits. A specific allowance of $1,336,000 was recorded for the remaining balance of these impaired loans totaling $3,492,000 and is included in the Corporation’s allowance for loan losses.

At September 30, 2016, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $49,912,000; a decrease of $1,564,000 from December 31, 2015 as noted in the table below.

(Dollars in Thousands)	September 30, 2016	December 31, 2015
Non-Performing Assets:
Non-accrual loans	$34,105	$31,389
Renegotiated loans	3,940	1,923
Non-performing loans (NPL)	38,045	33,312
Other real estate owned	10,242	17,257
Non-performing assets (NPA)	48,287	50,569
90+ days delinquent	1,625	907
Non-performing assets plus 90+ days delinquent	$49,912	$51,476
Impaired Loans	$84,158	$97,527

The non-accrual balances in the table above include troubled debt restructurings totaling $6,224,000 and $5,339,000 as of September 30, 2016 and December 31, 2015, respectively.

The composition of non-performing assets plus loans 90-days or more delinquent is reflected in the following table for the periods indicated.

(Dollars in Thousands)	September 30, 2016	December 31, 2015
Non-Performing Assets plus loans 90+ Days Delinquent:
Commercial and industrial loans	$2,381	$5,544
Agricultural production financing and other loans to farmers	1,767	827
Real estate loans:
Construction	6,907	9,345
Commercial and farmland	24,348	18,243
Residential	11,845	14,528
Home Equity	2,509	2,665
Individuals' loans for household and other personal expenditures	155	324
Non-performing assets plus 90+ days delinquent	$49,912	$51,476

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

At September 30, 2016, the allowance for loan losses was $63,456,000, an increase of $1,003,000 from December 31, 2015. As a percent of loans, the allowance was 1.28 percent at September 30, 2016, compared to 1.33 percent at December 31, 2015. The provision for loan losses for the nine months ended September 30, 2016 was $3,240,000. Comparatively, the provision for loan losses for the nine months ended September 30, 2015 was $417,000. Specific reserves on impaired loans decreased $215,000 from $1,842,000 at December 31, 2015, to $1,627,000 at September 30, 2016.

Net charge offs for the nine months ended September 30, 2016, were $2,237,000. Comparatively, the same period in 2015 had net charge offs of $1,520,000.  For the nine months ended September 30, 2016, there were two charge offs greater than $500,000 totaling $1,917,000 and one recovery totaling $604,000. For the nine months ended September 30, 2015, there were two charge offs greater than $500,000 totaling $1,635,000 and one recovery totaling $931,000. The distribution of the net charge offs or recoveries for the three and nine months ended September 30, 2016 and 2015 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015
Net Charge Offs (Recoveries):
Commercial and industrial loans	$545	$738	$1,189	$355
Agricultural production financing and other loans to farmers		9	53	769
Real estate loans:
Construction	(21)	63	(3)	102
Commercial and farmland	(58)	(1,187)	203	(1,125)
Residential	80	53	502	842
Home Equity	71	(87)	199	427
Individuals' loans for household and other personal expenditures	13	102	95	160
Other commercial loans		(2)	(1)	(10)
Total Net Charge Offs	$630	$(311)	$2,237	$1,520

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $675,813,000 at September 30, 2016, an increase of $17,413,000, or 2.64 percent, from December 31, 2015.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $2,512,000 at September 30, 2016. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At September 30, 2016, total borrowings from the FHLB were $297,022,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2016 was $295,813,000.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at September 30, 2016 are as follows:

(Dollars in Thousands)	September 30, 2016
Amounts of commitments:
Loan commitments to extend credit	$2,076,045
Standby and commercial letters of credit	44,206
$2,120,251

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at September 30, 2016, are as follows:

(Dollars in Thousands)	Remaining 2016	2017	2018	2019	2020	2021	2022 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$850	$3,200	$1,888	$1,530	$1,369	$1,049	$6,185		$16,071
Federal funds purchased	58,358								58,358
Securities sold under repurchase agreements	138,671								138,671
Federal Home Loan Bank advances	128,098	37,069	26,717	13,828	31,310	25,000	35,000		297,022
Subordinated debentures and term loans	920						132,012	(4,644)	128,288
Total	$326,897	$40,269	$28,605	$15,358	$32,679	$26,049	$173,197	$(4,644)	$638,410

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2016, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2016
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(25)
Federal funds	200	(25)
One-year CMT	200	(51)
Three-year CMT	200	(59)
Five-year CMT	200	(57)
CD's	200	(16)
FHLB advances	200	(42)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2016. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2016
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$217,454	$235,736	$206,399
Variance from base		$18,282	$(11,055)
Percent of change from base		8.41%	(5.08)%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2016, and December 31, 2015. Earning assets increased by $276,938,000 during the nine months ended September 30, 2016.  Interest-bearing time deposits and investment securities increased $1,488,000 and $23,429,000, respectively. Loans and loans held for sale increased by $271,610,000. The four loan classes experiencing the largest increase from December 31, 2015, were real estate commercial and farmland, commercial and industrial, real estate home equity and other commercial loans. These increases were primarily offset by decreases in real estate residential and agricultural production financing and other loans to farmers. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
The decrease in Federal Reserve and Federal Home Loan Bank stock of $19,589,000 was mainly due to the sale of the Corporation's Federal Reserve Bank stock after the conversion to an Indiana state-chartered bank.

(Dollars in Thousands)	September 30, 2016	December 31, 2015
Interest-bearing time deposits	$33,803	$32,315
Investment securities available for sale	675,813	658,400
Investment securities held to maturity	624,615	618,599
Mortgage loans held for sale	1,482	9,894
Loans	4,973,844	4,693,822
Federal Reserve and Federal Home Loan Bank stock	18,044	37,633
Total	$6,327,601	$6,050,663

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

a. None

b. None

c. None

There were no purchases of the Corporation's common stock by or on behalf of the Corporation during the three months ended September 30, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2011) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation, as amended (1)
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

10.1
Stock Purchase Agreement among First Merchants Corporation and Leland Boren as Sellers' Representative, dated September 20, 2016 (Incorporated by reference to registrant's Form 8-K filed on September 26, 2016) (SEC No. 000-17071)

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

First Merchants Corporation
(Registrant)

Date: November 9, 2016	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	by /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2011) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation, as amended (1)
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

10.1
Stock Purchase Agreement among First Merchants Corporation and Leland Boren as Sellers' Representative, dated September 20, 2016 (Incorporated by reference to registrant's Form 8-K filed on September 26, 2016) (SEC No. 000-17071)

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