Form 10-K
period 2016-12-31
FIRST MERCHANTS CORP
filed 2017-03-01
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]
Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer[ ] Non-accelerated filer [  ] Small Reporting Company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]
The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $1,016,468,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016).

As of February 22, 2017 there were 41,248,140 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 1, 2017

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Ameriana	Ameriana Bancorp, Inc., which was acquired by the Corporation on December 31, 2015.
ASC	Accounting Standards Codification
AOCI	Accumulated Other Comprehensive Income
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BHC Act	Bank Holding Company Act of 1956
CET1	Common Equity Tier 1
C Financial	C Financial Corporation, which was acquired by the Corporation on April 17, 2015.
CFS	CFS Bancorp, Inc., which was acquired by the Corporation on November 12, 2013.
CMT	Constant Maturity Treasury
Community	Community Bancshares, Inc., which was acquired by the Corporation on November 7, 2014.
Corporation	First Merchants Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act of 1974
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Federal Reserve Banking System
FHLB	Federal Home Loan Bank
FMIG	First Merchants Insurance Services, Inc., an Indiana corporation
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
Indiana DFI	Indiana Department of Financial Institutions
OCC	Office of the Comptroller of the Currency
OTTI	Other-than-temporary impairment
RSA	Restricted Stock Awards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SCB	SCB Bank, of which the Bank assumed substantially all the deposits and certain other liabilities and acquired certain other assets from the FDIC as receiver on February 10, 2012.
SEC	Securities and Exchange Commission
TEFRA	Tax Equivalent and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.
Treasury	U.S. Department of Treasury
USI	USI Insurance Services, LLC

FORWARD-LOOKING STATEMENTS

The Corporation from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the SEC, such as its Annual Reports on Form 10-K and its Quarterly Reports on Form 10-Q, in other written materials and oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions. These forward-looking statements include:

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors (each as a division of First Merchants Bank).  The Bank includes 106 banking locations in twenty-seven Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

The Corporation operated FMIG, a full-service property, casualty, personal lines, and employee benefit insurance agency headquartered in Muncie, Indiana. On June 12, 2015, the Corporation sold all of its stock in FMIG to USI.

All inter-company transactions are eliminated during the preparation of consolidated financial statements.

As of December 31, 2016, the Corporation had consolidated assets of $7.2 billion, consolidated deposits of $5.6 billion and stockholders’ equity of $902 million.  As of December 31, 2016, the Corporation and its subsidiaries had 1,449 full-time equivalent employees.

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

On January 25, 2017, the Corporation, the Bank and The Arlington Bank, an Ohio savings bank ("Arlington Bank"), entered into an Agreement and Plan of Reorganization and Merger, pursuant to which Arlington Bank will, subject to the terms and conditions of the merger agreement, merge with and into the Bank, whereupon the separate corporate existence of Arlington Bank will cease and the Bank will survive. Based on the closing price of the Corporation's common stock on January 24, 2017 of $36.46 per share, the transaction value is estimated at approximately $75.8 million. The transaction is expected to be a tax-free stock exchange for Arlington Bank's shareholders who will be receiving the Corporation's common stock pursuant to the merger. Subject to Arlington Bank's shareholders’ approval of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the second quarter of 2017. Arlington Bank's total assets as of December 31, 2016 were $309 million.

On February 17, 2017, the Corporation and Independent Alliance Banks, Inc., an Indiana corporation ("IALB"), entered into an Agreement and Plan of Reorganization and Merger, pursuant to which IALB will, subject to the terms and conditions of the merger agreement, merge with and into the Corporation, whereupon the separate corporate existence of IALB will cease and the Corporation will survive. Immediately following the merger, IALB's wholly-owned subsidiary, iAB Financial Bank, shall be merged with and into the Bank, with the Bank continuing as the surviving bank. On November 21, 2016, the Corporation purchased 495,112 shares or 12.1% of IALB's outstanding common stock from an IALB shareholder for $19.8 million. Based on the closing price of the Corporation's common stock on February 16, 2017 of $42.10 per share, the transaction value for the remaining shares of common stock, not owned by the Corporation, is approximately $251.3 million. The transaction is expected to be a tax-free stock exchange for IALB's shareholders who will be receiving the Corporation's common stock pursuant to the merger. Subject to IALB's shareholders’ approval of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the third quarter of 2017. IALB's total assets as of December 31, 2016 were $1.1 billion.

On December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana was headquartered in New Castle, Indiana and had 13 full service banking centers in east central and central Indiana. Pursuant to the merger agreement, shareholders of Ameriana received .9037 shares of the Corporation's common stock for each share of Ameriana common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

PART I: ITEM 1. BUSINESS

On June 12, 2015, the Corporation sold all of its stock in FMIG to USI, a Delaware limited liability company. The sale price was $18.0 million, of which $16.0 million was paid at closing with the remaining $2.0 million paid through a two-year promissory note. The sale of FMIG generated a gain on sale of $8.3 million.

On April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million.

On November 7, 2014, the Corporation acquired 100 percent of Community. Community was headquartered in Noblesville, Indiana and had 10 full-service banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of the Corporation's common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million.

Effective November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB, a federal savings bank headquartered in Shelbyville, Indiana, from the FDIC, as receiver for SCB, pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits, entered into by the Bank, the FDIC as receiver of SCB and the FDIC.

Details of the acquisitions can be found in Note 2. ACQUISITIONS AND DIVESTITURES and Note 27. SUBSEQUENT EVENTS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

Bank Holding Company Regulation

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve under the BHC Act, as amended. Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to the Bank. Thus, it is the policy of the Federal Reserve that a bank holding company should stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. Additionally, under the FDICIA, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

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

PART I: ITEM 1. BUSINESS

Basel III introduced a new capital measure CET1. Basel III specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria, retained earnings, accumulated other comprehensive income and CET1 minority interest. Basel III also defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital.

Basel III requires the Corporation to maintain minimum amounts and ratio of CET1 to risk weighted assets, as defined in the regulation. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019.

Basel III requires banking organizations to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of a least 4.5 percent, plus, when fully phased-in on January 1, 2019, a 2.5 percent "capital conservation buffer" (which is added to the 4.5 percent CET1 as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0 percent upon full implementation)

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus, when fully phased-in on January 1, 2019, the 2.5 percent capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

•
a minimum ratio of total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0 percent, plus, when fully phased-in on January 1, 2019, the 2.5 percent capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation); and

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

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. Under Basel III, the Corporation and the Bank were given a one-time election (the “Opt-out Election”) to filter out certain AOCI components. The AOCI Opt-out Election was made on the March 31, 2015 Call Report and FR Y-9C for the Bank and the Corporation, respectively.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).
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
Historically, the regulation and monitoring of a bank and bank holding company's liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, is now required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

PART I: ITEM 1. BUSINESS

The following are the Corporation’s regulatory capital ratios as of December 31, 2016:

	Corporation	Regulatory Minimum Requirement
Total risk-based capital to risk-weighted assets	14.21%	8.00%
Tier 1 capital to risk-weighted assets	12.02%	6.00%
Common equity tier 1 capital to risk-weighted assets	11.10%	4.50%
Tier 1 capital to average assets	10.54%	4.00%

Bank Regulation

On April 1, 2016, the Board of Directors of the Bank adopted final resolutions approving the conversion of the Bank’s banking charter from a national association to an Indiana state-chartered bank. The initial application to convert was filed with the Indiana DFI on February 9, 2016. Between the date of initial application and adoption of the final resolutions by the Bank’s Board, the Indiana DFI and the FDIC conducted a joint exam of the Bank and its banking activities. Final regulatory approval of the application was obtained at the meeting of the Members of the Indiana DFI on April 14, 2016. The Bank filed official conversion documents effective April 15, 2016. As a result of the conversion, the Indiana DFI became the Bank’s primary regulator and the FDIC became the Bank’s primary federal regulator. Upon conversion, the Bank’s official name changed from “First Merchants Bank, National Association” to “First Merchants Bank.” The conversion is not expected to affect the Bank’s operations or customers in any way, and Bank customers will continue to receive identical protection on deposits through the FDIC’s deposit insurance program.

The Indiana DFI and FDIC have the authority to issue cease-and-desist orders if they determine that activities of the Bank regularly represent an unsafe and unsound banking practice or a violation of law. Federal law extensively regulates various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

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

Basel III was effective for the Bank on January 1, 2015. Basel III requires the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2016, the Bank met all capital adequacy requirements to be considered well capitalized.

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

PART I: ITEM 1. BUSINESS

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

As of December 31, 2016, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

LEGISLATIVE AND REGULATORY INITIATIVES TO ADDRESS FINANCIAL AND ECONOMIC CRISES

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are being implemented over time and continue to be subject to various federal agencies implementing regulations over the course of several years. Although many of the required regulations have been promulgated, there are additional regulations yet to be finalized. The changes resulting from the Dodd-Frank Act may materially impact the profitability of the Corporation’s business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the business. At a minimum, the Dodd-Frank Act is likely to:

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

When Dodd-Frank became effective, it permanently raised the previous FDIC's Standard Maximum Deposit Insurance Amount ("SMDIA") to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

As of January 1, 2013, noninterest-bearing transaction deposit accounts are no longer insured separately from other accounts at the same FDIC-insured institution. Instead, noninterest-bearing transaction accounts will be added to other accounts, and the aggregate balance insured up to at least the SMDIA of $250,000, at each institution.

DIVIDEND LIMITATIONS

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2016, the amount available without prior regulatory approval for 2017 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $97,225,000.

PART I: ITEM 1. BUSINESS

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

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, subject to certain concentration limits, required regulatory approvals and other requirements, (i) financial holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state  banks, purchasing  branches in other states, and establishing de novo branch offices in other states.

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

PART I: ITEM 1. BUSINESS

THE SARBANES-OXLEY ACT

The Sarbanes-Oxley Act, which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things:

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2016			2015			2014
Assets:
Interest-bearing deposits	$69,753	$350	0.50%	$61,373	$160	0.26%	$53,231	$124	0.23%
Federal reserve and federal home loan bank stock	24,268	1,098	4.52	37,495	1,967	5.25	42,142	2,124	5.04
Investment securities: (1)
Taxable	721,689	16,415	2.27	703,019	17,885	2.54	763,450	19,882	2.60
Tax-Exempt (2)	550,335	28,649	5.21	483,103	26,034	5.39	396,435	22,127	5.58
Total investment securities	1,272,024	45,064	3.54	1,186,122	43,919	3.70	1,159,885	42,009	3.62
Loans held for sale	4,050	372	9.19	3,725	475	12.75	6,681	485	7.26
Loans: (3)
Commercial	3,541,098	162,848	4.60	3,187,239	142,696	4.48	2,919,020	133,567	4.58
Real estate mortgage	566,050	25,156	4.44	457,013	19,457	4.26	429,384	19,812	4.61
Installment	485,111	21,926	4.52	406,163	18,177	4.48	361,484	18,175	5.03
Tax-Exempt (2)	217,696	10,039	4.61	125,699	5,322	4.23	13,511	504	3.73
Total loans	4,814,005	220,341	4.58	4,179,839	186,127	4.45	3,730,080	172,543	4.63
Total earning assets	6,180,050	266,853	4.32%	5,464,829	232,173	4.25%	4,985,338	216,800	4.35%
Net unrealized gain on securities available for sale	9,969			11,800			8,921
Allowance for loan losses	(62,976)			(62,975)			(67,969)
Cash and cash equivalents	105,443			98,051			87,068
Premises and equipment	96,023			82,710			75,202
Other assets	570,756			491,272			482,794
Total assets	$6,899,265			$6,085,687			$5,571,354
Liabilities:
Interest-bearing deposits:
NOW accounts	$1,427,535	$2,579	0.18%	$1,109,829	$1,374	0.12%	$1,066,402	$1,110	0.10%
Money market deposit accounts	825,681	1,705	0.21	840,084	1,768	0.21	776,712	1,572	0.20
Savings deposits	731,902	618	0.08	614,675	672	0.11	533,080	619	0.12
Certificates and other time deposits	1,151,700	11,012	0.96	1,121,651	11,041	0.98	1,042,539	8,377	0.80
Total interest-bearing deposits	4,136,818	15,914	0.38	3,686,239	14,855	0.40	3,418,733	11,678	0.34
Borrowings	512,356	10,925	2.13	480,794	9,939	2.07	492,128	10,164	2.07
Total interest-bearing liabilities	4,649,174	26,839	0.58	4,167,033	24,794	0.60	3,910,861	21,842	0.56
Noninterest-bearing deposits	1,301,399			1,120,264			945,222
Other liabilities	64,028			44,666			39,976
Total liabilities	6,014,601			5,331,963			4,896,059
Stockholders' Equity	884,664			753,724			675,295
Total Liabilities and Stockholders' Equity	$6,899,265	26,839	0.43	$6,085,687	24,794	0.45	$5,571,354	21,842	0.44
Net Interest Income		$240,014			$207,379			$194,958
Net Interest Margin			3.89%			3.80%			3.91%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2016, 2015 and 2014. These totals equal $13,541, $10,975 and $7,921, respectively.

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

	2016 Compared to 2015 Increase (Decrease) Due To			2015 Compared to 2014 Increase (Decrease) Due To			2014 Compared to 2013 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$24	$166	$190	$20	$16	$36	$(49)	$15	$(34)
Federal Reserve and Federal Home Loan Bank stock	(625)	(244)	(869)	(241)	84	(157)	411	225	636
Investment securities	3,095	(1,950)	1,145	961	949	1,910	9,393	742	10,135
Loans held for sale	39	(142)	(103)	(274)	264	(10)	(576)	291	(285)
Loans	28,858	5,459	34,317	20,315	(6,721)	13,594	33,894	(4,423)	29,471
Totals	31,391	3,289	34,680	20,781	(5,408)	15,373	43,073	(3,150)	39,923
Interest Expense:
NOW accounts	463	742	1,205	47	217	264	194	(25)	169
Money market deposit accounts	(30)	(33)	(63)	132	64	196	354	(69)	285
Savings deposits	115	(169)	(54)	91	(38)	53	180	18	198
Certificates and other time deposits	292	(321)	(29)	672	1,992	2,664	1,966	(993)	973
Borrowings	666	320	986	(234)	9	(225)	1,673	1,975	3,648
Totals	1,506	539	2,045	708	2,244	2,952	4,367	906	5,273
Change in net interest income (fully taxable equivalent basis)	$29,885	$2,750	32,635	$20,073	$(7,652)	12,421	$38,706	$(4,056)	34,650
Tax equivalent adjustment using marginal rate of 35% for 2016, 2015, and 2014			(2,566)			(3,054)			(1,878)
Change in net interest income			$30,069			$9,367			$32,772

INVESTMENT SECURITIES

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320, Investments – Debt and Equity Securities. However, certain purchased beneficial interest, including certain non-agency government-sponsored mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10, Investments - Other.

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

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2016 and concluded no OTTI existed in 2016.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
U.S. Government-sponsored agency securities	$100	$9		$109
State and municipal	216,915	11,801	$123	228,593
U.S. Government-sponsored mortgage-backed securities	310,460	8,771	127	319,104
Corporate obligations	31			31
Equity securities	1,706			1,706
Total available for sale	529,212	20,581	250	549,543
Held to maturity at December 31, 2014
State and municipal	204,443	5,716	96	210,063
U.S. Government-sponsored mortgage-backed securities	426,645	11,527	512	437,660
Total held to maturity	631,088	17,243	608	647,723
Total Investment Securities	$1,160,300	$37,824	$858	$1,197,266

PART I: ITEM 1. BUSINESS

The cost and yields for Federal Reserve and Federal Home Loan Bank stock are included in the table below.

	2016		2015		2014
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank stock at December 31:
Federal Reserve Bank stock			$19,456	6.0%	$18,949	6.0%
Federal Home Loan Bank stock	$17,964	4.3%	18,177	5.3%	22,404	5.1%
Total	$17,964	4.3%	$37,633	5.7%	$41,353	5.5%

Federal Home Loan Bank stock has been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends. In 2016, the Bank redeemed all Federal Reserve Bank stock as a result of the conversion of the Bank's banking charter from a national association to an Indiana state-chartered bank.

There were no issuers included in the investment security portfolio at December 31, 2016, 2015 or 2014 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2016 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2016
U.S. Government-sponsored agency securities	$100	—%
State and municipal	2,617	4.3%	$17,068	6.0%	$62,241	5.1%
	$2,717	4.2%	$17,068	6.0%	$62,241	5.1%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$100	—%
State and municipal	$281,732	4.7%			363,658	4.8%
Equity securities			$20,781	—%	20,781	—%
Corporate obligations	31	—%			31	—%
U.S. Government-sponsored mortgage-backed securities			312,292	2.7%	312,292	2.7%
	$281,763	4.7%	$333,073	2.5%	$696,862	3.7%

	Within 1 Year		1-5 Years		5-10 Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2016
U.S. Government-sponsored agency securities			$8,120	1.8%	$14,499	1.8%
State and municipal	$2,046	4.6%	53,801	6.2%	47,107	5.8%
	$2,046	4.6%	$61,921	5.6%	$61,606	4.8%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$22,619	—%
State and municipal	$121,857	4.7%			224,811	5.3%
U.S. Government-sponsored mortgage-backed securities			$360,213	2.8%	360,213	2.8%
	$121,857	4.7%	$360,213	2.8%	$607,643	3.7%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 35 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2016
State and municipal	$126,593	$5,564			$126,593	$5,564
U.S. Government-sponsored mortgage-backed securities	185,544	3,071			185,544	3,071
Equity securities	18,765	1,039			18,765	1,039
Total Temporarily Impaired Available for Sale Securities	330,902	9,674			330,902	9,674
Temporarily Impaired Held to Maturity Securities at December 31, 2016
U.S. Government-sponsored agency securities	19,121	479			19,121	479
State and municipal	50,897	1,796			50,897	1,796
U.S. Government-sponsored mortgage-backed securities	109,377	1,527			109,377	1,527
Total Temporarily Impaired Held to Maturity Securities	179,395	3,802			179,395	3,802
Total Temporarily Impaired Investment Securities	$510,297	$13,476			$510,297	$13,476

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2015
State and municipal	$7,558	$60			$7,558	$60
U.S. Government-sponsored mortgage-backed securities	83,396	445	$2,101	$73	85,497	518
Total Temporarily Impaired Available for Sale Securities	90,954	505	2,101	73	93,055	578
Temporarily Impaired Held to Maturity Securities at December 31, 2015
State and municipal			1,982	15	1,982	15
U.S. Government-sponsored mortgage-backed securities	69,641	519	12,906	268	82,547	787
Total Temporarily Impaired Held to Maturity Securities	69,641	519	14,888	283	84,529	802
Total Temporarily Impaired Investment Securities	$160,595	$1,024	$16,989	$356	$177,584	$1,380

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio, including purchased credit impaired loans, for the years indicated:

	2016		2015		2014		2013		2012
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$1,194,646	23.2%	$1,057,075	22.5%	$896,688	22.8%	$761,705	21.0%	$622,579	21.5%
Agricultural production financing and other loans to farmers	79,689	1.6	97,711	2.1	104,927	2.7	114,348	3.1	112,527	3.9
Real estate loans:
Construction	418,703	8.1	366,704	7.8	207,221	5.3	177,082	4.9	98,639	3.4
Commercial and farmland	1,953,062	38.1	1,802,921	38.5	1,672,661	42.6	1,611,809	44.4	1,266,682	43.6
Residential	739,169	14.4	786,105	16.7	647,315	16.5	616,385	17.0	473,537	16.3
Home equity	418,525	8.1	348,613	7.4	286,529	7.3	255,223	7.0	203,406	7.0
Individuals' loans for household and other personal expenditures	77,479	1.5	74,717	1.6	73,400	1.9	69,783	1.9	75,748	2.6
Lease financing receivables, net of unearned income	311		588		1,106		1,545		2,590	0.1
Other commercial loans	258,061	5.0	159,388	3.4	35,018	0.9	24,529	0.7	46,501	1.6
Loans	5,139,645	100.0%	4,693,822	100.0%	3,924,865	100.0%	3,632,409	100.0%	2,902,209	100.0%
Allowance for loan losses	(66,037)		(62,453)		(63,964)		(67,870)		(69,366)
Net Loans	$5,073,608		$4,631,369		$3,860,901		$3,564,539		$2,832,843

Residential Real Estate Loans Held for Sale at December 31, 2016, 2015, 2014, 2013, and 2012 were $2,929,000, $9,894,000, $7,235,000, $5,331,000, and $22,300,000, respectively.

PART I: ITEM 1. BUSINESS

At December 31, 2015, loans of $331.0 million with a fair value discount of $14.0 million were acquired in the Ameriana transaction. The April 17, 2015 acquisition of C Financial included loans of $113.2 million with a fair value discount of $2.6 million. The assets acquired in the November 7, 2014 Community transaction included $153.9 million in loans which were acquired at a fair value discount of $8.8 million. The November 12, 2013 CFS acquisition included loans of $639.6 million and a fair value discount of $36.5 million. In 2012, the Bank acquired $113.0 million of loans at a fair value discount of $19.2 million as part of the SCB transaction.

The majority of the portfolio is comprised of loans secured by commercial and farmland real estate, commercial and industrial loans and loans secured by residential real estate. Commercial and farmland real estate loans made up 38.1 percent and 38.5 percent of loans at December 31, 2016 and 2015, respectively. Commercial and industrial loans made up 23.2 percent and 22.5 percent of loans and residential real estate loans, including home equity, made up 22.5 percent and 24.1 percent of loans at December 31, 2016 and 2015, respectively. Loans are generated from customers primarily in central and northwest Indiana, northeast Illinois and central Ohio and are typically secured by specific items of collateral, including real property, consumer assets, and business assets.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2016. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$920,304	$169,431	$104,911	$1,194,646
Agriculture production financing and other loans to farmers	71,083	7,565	1,041	79,689
Real estate loans:
Construction	387,414	20,558	10,731	418,703
Commercial and farmland	1,015,620	720,415	217,027	1,953,062
Other commercial loans	16,737	39,186	202,138	258,061
Total	$2,411,158	$957,155	$535,848	$3,904,161

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$658,540	$469,495
Variable rate	298,615	66,353
Total	$957,155	$535,848

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Non-performing assets:
Non-accrual loans	$29,998	$31,389	$48,789	$56,402	$53,399
Renegotiated loans	4,747	1,923	1,992	3,048	12,681
Non-performing loans (NPL)	34,745	33,312	50,781	59,450	66,080
Other real estate owned	8,966	17,257	19,293	22,246	13,263
Non-performing assets (NPA)	43,711	50,569	70,074	81,696	79,343
90+ days delinquent and still accruing	112	907	4,663	1,350	2,037
NPAs & 90+ days delinquent	$43,823	$51,476	$74,737	$83,046	$81,380
Impaired loans	$72,050	$97,527	$116,223	$119,755	$79,179

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2016, non-accrual loans of $29,998,000 decreased $1,391,000 from December 31, 2015. At December 31, 2015, 2014, 2013 and 2012, non-accrual loans included assets acquired during the respective periods of $2,229,000, $5,674,000, $22,703,000 and $4,219,000.

Other Real Estate Owned at December 31, 2016 decreased $8,291,000 from the December 31, 2015 balance of $17,257,000. At December 31, 2015, 2014, 2013 and 2012, other real estate owned included assets acquired during the respective periods of $5,719,000, $6,662,000, $12,899,000 and $160,000.

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

For the year ended December 31, 2016, interest income of $858,000 was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $1,842,000 would have been recognized under their original loan terms.

At December 31, 2016, commercial impaired loans of $72,050,000 included loans acquired in prior periods totaling $46,291,000. At December 31, 2015, 2014, 2013 and 2012, commercial impaired loans included assets acquired during the respective periods of $13,206,000, $17,027,000, $69,448,000 and $17,334,000. Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310, Loans Acquired with Deteriorated Credit Quality. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings. A loan is deemed impaired under ASC 310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. A specific allowance of $612,000, on a subset of commercial impaired loans totaling $3,679,000, was included in the Corporation’s December 31, 2016 allowance for loan losses. Loss reserves for acquired loans totaled $380,000, and were included in the aforementioned specific allowance.

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

In addition to the impaired loans discussed above, management also identified loans totaling $233,538,000 as of December 31, 2016 that were deemed to be criticized, but not impaired.  These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms.

See additional information regarding loan credit quality in Note 5. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience for the years indicated:

(Dollars in Thousands)	2016	2015	2014	2013	2012
Allowance for loans losses:
Balances, January 1	$62,453	$63,964	$67,870	$69,366	$70,898
Charge Offs:
Commercial (1)	2,464	2,356	7,246	6,117	8,311
Commercial real estate (2)	2,408	1,437	6,608	7,493	12,322
Consumer	567	620	657	623	1,130
Residential	1,990	3,859	2,869	3,886	5,475
Finance leases			2	15	34
Total Charge Offs	7,429	8,272	17,382	18,134	27,272
Recoveries:
Commercial (3)	1,806	1,911	5,435	4,586	1,744
Commercial real estate (4)	2,090	2,545	3,297	3,552	3,652
Consumer	369	352	377	556	695
Residential	1,091	1,536	1,783	1,292	1,113
Finance leases			24	4	2
Total Recoveries	5,356	6,344	10,916	9,990	7,206
Net Charge Offs	2,073	1,928	6,466	8,144	20,066
Provisions for loan losses	5,657	417	2,560	6,648	18,534
Balance at December 31	$66,037	$62,453	$63,964	$67,870	$69,366
Ratio of Net Charge Offs during the period to average loans outstanding during the period	0.04%	0.05%	0.17%	0.27%	0.71%

See the information regarding the analysis of loan loss experience in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

_______________________________

(1) Category includes the charge offs for commercial and industrial, agricultural production financing and other loans to farmers and other commercial loans.

(2) Category includes the charge offs for construction, commercial and farmland.

(3) Category includes the recoveries for commercial and industrial, agricultural production financing and other loans to farmers and other commercial loans.

(4) Category includes the recoveries for construction, commercial and farmland.

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans as of December 31, 2016, 2015, 2014, 2013, and 2012.

	2016		2015		2014		2013		2012
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$27,696	29.8%	$26,478	28.0%	$28,824	26.4%	$27,176	24.8%	$25,913	26.9%
Commercial real estate	23,661	46.2	22,145	46.2	19,327	47.9	23,102	49.3	26,703	47.1
Consumer	2,923	1.5	2,689	1.6	2,658	1.9	2,515	1.9	2,593	2.6
Residential	11,755	22.5	11,139	24.2	13,152	23.8	15,077	24.0	14,157	23.3
Finance leases	2		2		3					0.1
Totals	$66,037	100.0%	$62,453	100.0%	$63,964	100.0%	$67,870	100.0%	$69,366	100.0%

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2016, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans: Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings.

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

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2016, 2015 and 2014 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2016, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of deposit and other time deposits	$61,110	$65,229	$72,511	$77,424	$276,274
Percent	22%	24%	26%	28%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within Part II: Item 6. SELECTED FINANCIAL DATA of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2016	2015	2014
Balance at December 31:
Federal funds purchased	$120,349	$49,721	$15,381
Securities sold under repurchase agreements (short-term portion)	146,480	155,325	124,539
Federal Home Loan Bank advances (short-term portion)	167,068	91,441	30,701
Subordinated debentures and term loans (short-term portion)	1,018	183	108
Total short-term borrowings	$434,915	$296,670	$170,729

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Treasury and U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2016	2015	2014
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	0.7%	0.5%	0.3%
Securities sold under repurchase agreements (short-term portion)	0.3%	0.3%	0.3%
Federal Home Loan Bank advances (short-term portion)	0.9%	1.1%	2.0%
Subordinated debentures and term loans (short-term portion)
Total short-term borrowings	0.6%	0.6%	0.6%
Weighted Average Interest Rate During the Year:
Federal funds purchased	0.7%	0.4%	0.4%
Securities sold under repurchase agreements (short-term portion)	0.3%	0.3%	0.4%
Federal Home Loan Bank advances (short-term portion)	1.5%	1.1%	0.9%
Subordinated debentures and term loans (short-term portion)
Total short-term borrowings	0.6%	0.5%	0.6%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$120,349	$101,249	$121,192
Securities sold under repurchase agreements (short-term portion)	158,185	163,128	155,941
Federal Home Loan Bank advances (short-term portion)	167,068	128,557	190,709
Subordinated debentures and term loans (short-term portion)	1,018	234	470
Total short-term borrowings	$446,620	$393,168	$468,312
Average Amount Outstanding During the year:
Federal funds purchased	$15,387	$20,767	$44,674
Securities sold under repurchase agreements (short-term portion)	145,379	143,491	130,910
Federal Home Loan Bank advances (short-term portion)	65,789	62,471	96,284
Subordinated debentures and term loans (short-term portion)	440	174	232
Total short-term borrowings	$226,995	$226,903	$272,100

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

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. The Great Recession, which began in late 2007 and ended in 2009, negatively impacted the performance of commercial and consumer credit resulting in write-downs and weakening the financial condition of financial institutions. Although conditions have improved, continuation of positive economic trends cannot be certain. Worsening economic conditions in our market areas could negatively impact the financial condition, results of operations and stock price of the Corporation. For example, a prolonged economic downturn, increases in unemployment, or other events that affect household and/or corporate incomes could result in deterioration of credit quality, an increase in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

•	Changes in the domestic interest rate environment could reduce the Corporation’s net interest income as well as the valuation of assets and liabilities.

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. In addition to affecting profitability, changes in interest rates can impact the valuation of assets and liabilities. For example, rate changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans which in turn affect loss rates on those assets. Also, the demand for interest rate based products and services, including loans and deposit accounts, may decline resulting in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

•	Changes in the laws, regulations and policies governing banks and financial services companies could alter the Corporation’s business environment and adversely affect operations.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Corporation’s cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect the Corporation’s net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that the Corporation holds, such as debt securities. The Corporation and the Bank are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. After the Great Recession, efforts to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection resulted in increased regulation in the financial services industry. Regulatory agencies have intensified their examination practices and enforcement of laws and regulations. Compliance with regulations and other supervisory initiatives could increase the Corporation’s expenses and reduce revenues by limiting the types of financial services and products that the Corporation offers and/or increasing the ability of non-banks to offer competing financial services and products. See a description of recent legislation in the “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” section of Item 1: Business of this Annual Report on Form 10-K.

The banking industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy. At this time, we are not able to predict the legislative and regulatory changes that may result from having a new President of the United States and from having both Houses of Congress and the White House with majority memberships from the same political party. However, both the new President and senior members of the House of Representatives have advocated for significant reduction of banking regulation, including possible amendments to the Dodd-Frank Act. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in way that cannot accurately be predicted. In addition, our financial condition and results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

PART I: ITEM 1A. AND ITEM 1B.

•	The banking and financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Corporation’s financial results.

The Corporation operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Corporation competes with other banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints and some have lower cost structures allowing them to aggressively price their products. In December 2016, the OCC announced its intent to make special purpose national bank charters available to financial technology companies. The agency published a paper discussing issues related to chartering special purpose national banks and solicited public comment to help guide its approach to financial innovation. Such pressures make it more difficult for the Corporation to attract and retain customers across its business lines. Also, the demands of adapting to industry changes in technology and systems, on which the Corporation and financial services industry are highly dependent, could present operational issues and require capital spending.

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

•
A disaster, natural or otherwise, acts of terrorism and political or military actions taken by the United States or other governments could adversely affect the Corporation’s business, directly or indirectly.

Disasters (such as tornadoes, floods, and other severe weather conditions, pandemics, fires, and other catastrophic accidents or events) and terrorist activities and the impact of these occurrences cannot be predicted. Such occurences could harm the Corporation’s operations and financial condition directly through interference with communications and through the destruction of facilities and operational, financial and management information systems and/or indirectly by adversely affecting economic and industry conditions. These events could prevent the Corporation from gathering deposits, originating loans and processing and controlling its flow of business by affecting borrowers, depositors, suppliers or other counterparties. The Corporation’s ability to mitigate the adverse impact these occurrences would depend in part on the Corporation’s business continuity planning, the ability to anticipate any such event occurring, the preparedness of national or regional emergency responders, and continuity planning of parties the Corporation deals with.

PART I: ITEM 1A. AND ITEM 1B.

•
Cyber incidents and other security breaches at the Corporation, its service providers or counterparties, or in the business community or markets may negatively impact the Corporation’s business or performance.

In the ordinary course of its business, the Corporation collects, stores, and transmits sensitive, confidential, or proprietary data and other information, including intellectual property, business information, funds-transfer instructions, and the personally identifiable information of its customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to the Corporation’s operations and reputation, and if any of this information were mishandled, misused, improperly accessed, lost, or stolen or if the Corporation’s operations were disrupted, the Corporation could suffer significant financial, business, reputational, regulatory, or other damage. For example, despite security measures, the Corporation’s information technology and infrastructure may be breached through cyber-attacks, computer viruses or malware, pretext calls, electronic phishing, or other means. These risks and uncertainties are rapidly evolving and increasing in complexity, and the Corporation’s failure to effectively mitigate them could negatively impact its business and operations.

Service providers and counterparties also present a source of risk to the Corporation if their own security measures or other systems or infrastructure were to be breached or otherwise fail. Likewise, a cyber-attack or other security breach affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and adversely affect the Corporation or its service providers or counterparties. Many of these risks and uncertainties are beyond the Corporation’s control.

Even when an attempted cyber incident or other security breach is successfully avoided or thwarted, the Corporation may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to reputational damage. If a breach were to occur, moreover, the Corporation could be exposed to contractual claims, regulatory actions, and litigation by private plaintiffs, and would additionally suffer reputational harm. Despite the Corporation’s efforts to safeguard the integrity of systems and controls and to manage third-party risk, the Corporation may not be able to anticipate or implement effective measures to prevent all security breaches or all risks to the sensitive, confidential, or proprietary information that it or its service providers or counterparties collect, store, or transmit.

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

The Corporation’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation’s financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include:  the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by management, the Audit Committee of the Board of Directors oversees management’s accounting policies and methods.  For more information, refer to Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements included as item 8 of this Annual Report on Form 10-K.

•	A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2016, the Corporation had goodwill of $244,000,000 recorded on its consolidated balance sheet. Under ASC 340-20, Other Assets and Deferred Costs, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A. AND ITEM 1B.

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

The Bank conducts business through numerous facilities owned and leased.  Of the 106 banking offices operated by the Bank, 86 are owned and 20 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2016 was $94,432,000.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings, other than litigation incidental to the ordinary course of business of the Corporation and its subsidiaries, of a material nature to which the Corporation or its subsidiaries is a party, or of which any of their properties are subject. Further, there are no material legal proceedings in which any director, officer, principal shareholder, or affiliate of the Corporation, or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

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

Michael C. Rechin, 58, President and Chief Executive Officer, Corporation
President and Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 46, Executive Vice President and Chief Financial Officer and Chief Operating Officer, Corporation
Executive Vice President and Chief Financial Officer and Chief Operating Officer of the Corporation since May 2016; Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 51, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

John J. Martin, 50, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 48, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Jeffrey B. Lorentson, 53, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

Michele M. Kawiecki, 44, Senior Vice President and Director of Finance, Corporation
Senior Vice President and Director of Finance of the Corporation since March 2015; Senior Vice President of Capital Management and Assistant Treasurer of UMB Financial Corporation from May 2011 to March 2015; Director of Corporate Development and Enterprise Project Management at UMB Financial Corporation from May 2008 to May 2011; Chief Risk Officer at UMB Financial Corporation from February 2004 to May 2008.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index, the SNL Bank $1B - $5B index, and the SNL Bank $5B - $10B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

		Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
First Merchants Corporation	$100.00	$176.58	$273.16	$277.32	$315.00	$475.83
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92
SNL Bank $5B-$10B	100.00	117.63	181.48	186.94	212.96	305.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared (1)
Quarter	2016	2015	2016	2015	2016	2015
First quarter	$25.27	$23.95	$21.10	$21.37	$0.11	$0.08
Second quarter	26.55	25.38	22.63	22.09	0.14	0.11
Third quarter	27.42	26.77	23.89	24.61	0.14	0.11
Fourth quarter	38.02	27.60	25.84	24.74	0.15	0.11

Numbers rounded to nearest cent when applicable.

The table above lists per share prices and dividend payments during 2016 and 2015. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 22, 2017, the number of shares outstanding was 41,248,140. There were 3,813 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2016, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October, 2016
November, 2016	31,460	$32.53
December, 2016	3,198	$36.26

The shares were purchased in connection with the exercise of certain outstanding stock options or restricted stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	260,211	$19.26	547,181
Total	260,211	$19.26	547,181

_______________________________

(1) The “DIVIDEND LIMITATIONS” section of “BUSINESS” included as Item 1 of this Annual Report on Form 10-K, the “CAPITAL” and “LIQUIDITY” sections of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and Note 17. REGULATORY CAPITAL AND DIVIDENDS to the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions.

PART II: ITEM 5. AND ITEM 6.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in Thousands, Except Share Data)	2016	2015	2014	2013	2012
Operations (1) (2) (3) (4) (5)
Net interest income fully taxable equivalent (FTE) basis	$240,014	$207,379	$194,958	$160,308	$158,081
Less tax equivalent adjustment	13,541	10,975	7,921	6,043	5,745
Net interest income	226,473	196,404	187,037	154,265	152,336
Provision for loan losses	5,657	417	2,560	6,648	18,534
Net interest income after provision for loan losses	220,816	195,987	184,477	147,617	133,802
Total other income	65,203	69,868	61,816	51,831	63,699
Total other expenses	177,359	174,806	164,008	139,034	136,307
Income before income tax expense	108,660	91,049	82,285	60,414	61,194
Income tax expense	27,609	25,665	22,123	15,884	16,072
Net income	81,051	65,384	60,162	44,530	45,122
Preferred stock dividends and discount accretion				(2,380)	(4,539)
Net income available to common stockholders	$81,051	$65,384	$60,162	$42,150	$40,583

Per Share Data
Basic net income available to common stockholders	$1.99	$1.73	$1.66	$1.42	$1.42
Diluted net income available to common stockholders	1.98	1.72	1.65	1.41	1.41
Cash dividends paid - common	0.54	0.41	0.29	0.18	0.10
December 31 book value - common	22.04	20.91	19.29	17.67	16.08
December 31 tangible book value - common	15.85	14.68	13.65	12.17	10.95
December 31 market value (bid price) - common	37.65	25.42	22.75	22.72	14.84

Average Balances (1) (2) (3) (4) (5)
Total assets	$6,899,265	$6,085,687	$5,571,354	$4,455,411	$4,245,996
Total loans (6)	4,814,005	4,179,839	3,730,080	3,008,555	2,819,816
Earning assets	6,180,050	5,464,829	4,985,338	4,017,247	3,833,174
Total deposits	5,438,217	4,806,503	4,363,955	3,465,640	3,263,020
Total stockholders' equity	884,664	753,724	675,295	540,255	535,497

Year-End Balances (1) (2) (3) (4) (5)
Total assets	$7,211,611	$6,761,003	$5,824,127	$5,437,262	$4,304,821
Total loans (6)	5,142,574	4,703,716	3,932,100	3,637,740	2,924,509
Allowance for loan losses	66,037	62,453	63,964	67,870	69,366
Total deposits	5,556,498	5,289,647	4,640,694	4,231,468	3,346,383
Total stockholders' equity	901,657	850,509	726,827	634,923	552,236

Financial Ratios (1) (2) (3) (4) (5)
Return on average assets	1.17%	1.07%	1.08%	0.95%	0.96%
Return on average stockholders' equity	9.16	8.67	8.91	7.80	7.58
Average earning assets to total assets	89.58	89.80	89.48	90.17	90.28
Allowance for loan losses as % of total loans	1.28	1.33	1.63	1.87	2.37
Dividend payout ratio	27.27	23.84	17.58	12.77	7.09
Average stockholders' equity to average assets	12.82	12.39	12.12	12.13	12.61
Tax equivalent yield on earning assets	4.32	4.25	4.35	4.40	4.74
Cost of supporting liabilities	0.43	0.45	0.44	0.41	0.62
Net interest margin on earning assets	3.89	3.80	3.91	3.99	4.12

(1) Effective February 10, 2012, the Bank assumed substantially all of the deposits and certain other liabilities and acquired certain assets of SCB Bank, a federal savings bank headquartered in Shelbyville, Indiana, from the FDIC, as receiver for SCB Bank, pursuant to the terms of the Purchase and Assumption Agreement - Modified Whole Bank; All Deposits (the “Agreement”), entered into by the Bank, the FDIC as receiver of SCB Bank and the FDIC. Under the terms of the Agreement, the Bank acquired $147.7 million in assets, including approximately $11.9 million of cash and cash equivalents, $18.9 million of marketable securities, $1.8 million in Federal Home Loan Bank stock, $113.0 million in loans and $2.1 million of premises and other assets. The asset balances are book balances and do not reflect the fair value discount of $29.0 million from book value. The Bank assumed approximately $135.7 million of liabilities, including $125.9 million in customer deposits, $9.6 million of other borrowings and $402,000 in other liabilities. The bid accepted by the FDIC included no deposit premium.

(2) Effective November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million. The Corporation acquired approximately $1.1 billion of assets, including $603 million of loans. Additionally, the Corporation assumed approximately $997 million of liabilities, including $955 million of deposits.

(3) Effective November 7, 2014, the Corporation acquired 100 percent of Community. Community was headquartered in Noblesville, IN and had 10 banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at $35.0 million, for a total purchase price of approximately $49.2 million. The details of the acquisition can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

(4) Effective April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million. The details of the acquisition can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

(5) Effective December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana was headquartered in New Castle, Indiana and had 13 full service banking centers in east central and central Indiana. Pursuant to the merger agreement, shareholders of Ameriana received .9037 shares of the Corporation's common stock for each share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million. The details of the acquisition can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS – 2016

Net income available to stockholders was $81.1 million, an increase of $15.7 million, compared to $65.4 million during the same period in 2015. Earnings per fully diluted common share for 2016 totaled $1.98, an increase of $0.26 per share, or 15.1 percent, over $1.72 in 2015.

Included in the 2015 results were $9.8 million, or $0.17 per share, of non-recurring acquisition, merger and system conversion expenses related to the 2014 and 2015 acquisitions and 2015 on-line banking system conversion. Details of the December 31, 2015 Ameriana acquisition, the April 17, 2015 C Financial acquisition and the November 7, 2014 Community acquisition are included in Note 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

As of December 31, 2016, total assets equaled $7.2 billion compared to $6.8 billion as of year end 2015, resulting from organic growth of $450.6 million. Total loans equaled $5.1 billion as of December 31, 2016, reflecting organic growth of $445.8 million, or 9.5%, from the same period in 2015.

The Corporation’s allowance for loan losses totaled $66.0 million as of December 31, 2016, compared to $62.5 million as of December 31, 2015. The allowance provides 220.1 percent coverage of all non-accrual loans and 1.28 percent of total loans.  Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The Corporation's investment securities portfolio increased $27.5 million from December 31, 2015, and totaled $1.3 billion as of December 31, 2016. Details of the composition of the Corporation's investment securities portfolio is included within Note 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

As discussed within Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K, the Bank’s banking charter was converted from a national association to an Indiana state-chartered bank in April 2016. As part of the conversion, the Bank redeemed all of its Federal Reserve Bank stock, held and redeemed at cost, which resulted in a decrease in Federal Reserve and Federal Home Loan Bank stock of $19.7 million from the same period in 2015.

At December 31, 2016, other real estate owned totaled $9.0 million, a decrease of $8.3 million, or 48.0 percent, from the December 31, 2015 balance of $17.3 million. Included in the December 31, 2015 balance was $5.7 million of other real estate owned acquired in the Ameriana acquisition.

Taxes, both current and deferred, decreased in 2016 by $7.6 million. Details related to the change in taxes are discussed within the “Income Taxes” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in Note 21. INCOME TAX of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Deposits increased $266.9 million from December 31, 2015. Demand deposits, brokered certificates of deposit and savings deposits increased $290.6 million, $66.9 million and $42.0 million, respectively, from the same period in 2015. Offsetting these increases were decreases in certificates of deposit of $85.2 million and certificates of deposit greater than $100,000 of $47.4 million.

Federal Funds purchased and Federal Home Loan Bank Advances, which increased $70.6 million and $63.3 million, respectively, when coupled with the increase in deposits, were used as liquidity sources to support the increase in the loan portfolio. Additional details related to the changes are discussed within the “Deposits and Borrowings” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

Taxes, both current and deferred, increased in 2015 by $5.0 million. Details related to the change in taxes are discussed within the “Income Taxes” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in Note 21. INCOME TAX of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 78 percent of revenues for the year ended December 31, 2016. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the periods presented, the increases in net interest income were primarily driven by core organic loan growth and an increase in earning assets attributable to acquisitions of C Financial in April 2015 and Ameriana in December 2015. In addition, in November 2014, the Corporation acquired Community and average earning assets only included approximately six weeks of averages related to the acquisition, but an entire year in 2015.

Net interest margin for 2016 increased to 3.89 percent compared to 2015 of 3.80 percent. Asset yields increased 7 basis points FTE and interest costs decreased 2 basis points, resulting in a 9 basis point FTE increase in net interest margin as compared to 2015. Primarily as a result of organic loan growth, earning assets increased $715,221,000 in 2016 compared to 2015. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $12,397,000 and $8,217,000, respectively, for the twelve months ended December 31, 2016 and 2015.

Net interest margin for 2015 decreased to 3.80 percent compared to 2014 of 3.91 percent. Asset yields decreased 10 basis points FTE and interest costs increased 1 basis point, resulting in an 11 basis point FTE decrease in net interest margin as compared to 2014. Primarily as a result of the acquisitions, earning assets increased $479,491,000 in 2015 compared to 2014. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $8,217,000 and $8,883,000, respectively, for the twelve months ended December 31, 2015 and 2014.

Additional details of the Corporation's acquisitions, remaining loan fair value discount, accretable and nonaccretable yield can be found in Note 2. ACQUISITIONS AND DIVESTITURES and Note 6. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, included within the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2016.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2016			2015			2014
Assets:
Interest-bearing deposits	$69,753	$350	0.50%	$61,373	$160	0.26%	53,231	124	0.23%
Federal reserve and federal home loan bank stock	24,268	1,098	4.52	37,495	1,967	5.25	42,142	2,124	5.04
Investment securities: (1)
Taxable	721,689	16,415	2.27	703,019	17,885	2.54	763,450	19,882	2.60
Tax-Exempt (2)	550,335	28,649	5.21	483,103	26,034	5.39	396,435	22,127	5.58
Total investment securities	1,272,024	45,064	3.54	1,186,122	43,919	3.70	1,159,885	42,009	3.62
Loans held for sale	4,050	372	9.19	3,725	475	12.75	6,681	485	7.26
Loans: (3)
Commercial	3,541,098	162,848	4.60	3,187,239	142,696	4.48	2,919,020	133,567	4.58
Real estate mortgage	566,050	25,156	4.44	457,013	19,457	4.26	429,384	19,812	4.61
Installment	485,111	21,926	4.52	406,163	18,177	4.48	361,484	18,175	5.03
Tax-Exempt (2)	217,696	10,039	4.61	125,699	5,322	4.23	13,511	504	3.73
Total loans	4,814,005	220,341	4.58	4,179,839	186,127	4.45	3,730,080	172,543	4.63
Total earning assets	6,180,050	266,853	4.32%	5,464,829	232,173	4.25%	4,985,338	216,800	4.35%
Net unrealized gain on securities available for sale	9,969			11,800			8,921
Allowance for loan losses	(62,976)			(62,975)			(67,969)
Cash and cash equivalents	105,443			98,051			87,068
Premises and equipment	96,023			82,710			75,202
Other assets	570,756			491,272			482,794
Total assets	$6,899,265			$6,085,687			$5,571,354
Liabilities:
Interest-bearing deposits:
NOW accounts	$1,427,535	$2,579	0.18%	$1,109,829	$1,374	0.12%	$1,066,402	$1,110	0.10%
Money market deposit accounts	825,681	1,705	0.21	840,084	1,768	0.21	776,712	1,572	0.20
Savings deposits	731,902	618	0.08	614,675	672	0.11	533,080	619	0.12
Certificates and other time deposits	1,151,700	11,012	0.96	1,121,651	11,041	0.98	1,042,539	8,377	0.80
Total interest-bearing deposits	4,136,818	15,914	0.38	3,686,239	14,855	0.40	3,418,733	11,678	0.34
Borrowings	512,356	10,925	2.13	480,794	9,939	2.07	492,128	10,164	2.07
Total interest-bearing liabilities	4,649,174	26,839	0.58	4,167,033	24,794	0.60	3,910,861	21,842	0.56
Noninterest-bearing deposits	1,301,399			1,120,264			945,222
Other liabilities	64,028			44,666			39,976
Total liabilities	6,014,601			5,331,963			4,896,059
Stockholders' Equity	884,664			753,724			675,295
Total Liabilities and Stockholders' Equity	$6,899,265	26,839	0.43	$6,085,687	24,794	0.45	$5,571,354	21,842	0.44
Net Interest Income		$240,014			$207,379			$194,958
Net Interest Margin			3.89%			3.80%			3.91%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2016, 2015 and 2014. These totals equal $13,541, $10,975 and $7,921, respectively.

(3) Non-accruing loans have been included in the average balances.

NON-INTEREST INCOME

Non-interest income decreased $4.7 million, or 6.7 percent, in 2016 compared to 2015. The sale of FMIG in June 2015 resulted in a gain of $8.3 million, and also accounted for a $4.1 million decline in insurance commission income compared to 2015. Meanwhile, the larger customer base resulting from the C Financial and Ameriana acquisitions as well as organic growth contributed to increases in other customer fees, service charges and derivative hedge income of $2.4 million, $1.6 million and $1.2 million, respectively. Additional details of the divestiture and acquisitions can be found in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Additionally, 2016 contained an increase of $1.4 million in earnings on cash surrender value of life insurance when compared to 2015. The increase was primarily due to death benefits from Bank Owned Life Insurance of $643,000 as well as earnings on a larger portfolio resulting from the Ameriana acquisition, which included a $28.2 million Bank Owned Life Insurance portfolio.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Finally, offsetting the increases noted above, 2015 included a gain from the Corporation's cancellation of $5.0 million of subordinated debentures, which resulted in a decline in non-interest income of $1.3 million.

In 2015, non-interest income increased $8.1 million, or 13.0 percent, in comparison to 2014. The June 12, 2015 sale of FMIG resulted in an $8.3 million pre-tax gain, but also a $3.3 million decrease in insurance commissions when compared to 2014. Additionally, the acquisitions of Community on November 7, 2014 and C Financial on April 17, 2015 resulted in a larger customer base that contributed to increases in gains on sale of mortgage loans and electronic card interchange fees of $1.6 million and $1.3 million, respectively. Additional details related to the sale of FMIG and the acquisition of Community and C Financial can be found in Note 2. ACQUISITIONS AND DIVESTITURES, included within the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Finally, as detailed in Note 12. BORROWINGS, included within the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million.

Offsetting these increases were decreases from 2014 to 2015 in gains on the sale of investment securities and earnings on cash surrender value of life insurance of $911,000 and $740,000, respectively. The decrease in gains on the sale of investment securities were volume driven while the decrease in earnings on cash surrender value of life insurance was a result of 2014 including an $846,000 death benefit from Bank Owned Life Insurance.

NON-INTEREST EXPENSES

Non-interest expenses increased $2.6 million, or 1.5 percent, in 2016 compared to 2015. Overall, the sale of FMIG resulted in the elimination of $3.2 million of non-interest expenses in 2016 compare to 2015.

Salaries and employee benefit expenses of $102.6 million increased $644,000 in 2016 compared to 2015.

•	The sale of FMIG resulted in the elimination of $2.5 million of salaries and employee benefit expenses in 2016.

•	The C Financial and Ameriana acquisitions resulted in one-time severance expenses of $2.0 million in 2015.

•	The Corporation elected to terminate a post retirement benefit plan in 2016 which resulted in a $2.2 million curtailment gain recorded as a reduction of salaries and employee benefits expense in 2016.

•
The additional personnel from the C Financial and Ameriana acquisitions, along with annual and merit increases, resulted in additional salaries and employee benefit expenses in 2016 of $7.3 million when compared to the same period in 2015.

Furthermore, as a result of the larger franchise size from the acquisitions, the Corporation experienced increases in net occupancy, outside data processing and equipment expenses of $2.3 million, $2.0 million and $1.7 million, respectively. Offsetting these increases was a $3.3 million decrease, from 2016 to 2015, in professional and other outside services due primarily to the prior year containing acquisition and divestiture expenses not repeated in the current year.

In 2015, non-interest expenses increased $10.8 million, or 6.6 percent, in comparison to 2014. The Community and C Financial acquisitions along with the December 31, 2015 acquisition of Ameriana were the most significant factors in the year-over-year increase. During 2015, the Corporation recorded $9.8 million of one-time expenses that were primarily merger, integration and system conversion related.

Additionally in 2015, salaries and employee benefits increased $5.4 million, or 5.6 percent, over 2014. The increase was driven by the addition of Community and C Financial employees as well as severance expenses associated with the Ameriana acquisition. Also, as a result of the increased franchise size resulting from the acquisitions, the Corporation experienced increases in equipment and net occupancy expenses of $1.5 million and $837,000, respectively. Finally, as a result of one-time merger and integration expenses, professional and other outside services and other expenses increased by $1.7 million and $951,000, respectively.

INCOME TAX EXPENSE

Income tax expense in 2016 was $27,609,000 on pre-tax income of $108,660,000, or 25.4 percent. For the same period in 2015, income tax expense was $25,665,000 on pre-tax income of $91,049,000, or 28.2 percent. The decrease in the effective tax rate in 2016 when compared to 2015 was primarily a result of a permanent book-to-tax basis difference associated with the gain on sale of FMIG in 2015. Details of the FMIG sale are included in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Additional income tax expense details are discussed within the “INCOME TAXES” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in Note 21. INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

CAPITAL

Capital adequacy is an important indicator of financial stability and performance.  The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category.  The assigned capital category is largely determined by four ratios that are calculated according to the regulations: total risk-based capital, tier 1 risk-based capital, CET1, and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity.  The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. As of January 1, 2016, the Corporation is required to hold a capital conservation buffer of 0.625 percent, increasing by that amount each successive year until 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

As of December 31, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2016 and December 31, 2015 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$851,521	14.21%	$479,470	8.00%	N/A	N/A
First Merchants Bank	800,598	13.30	481,490	8.00	$601,862	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$720,484	12.02%	$359,603	6.00%	N/A	N/A
First Merchants Bank	734,561	12.20	361,117	6.00	$481,490	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$665,445	11.10%	$269,702	4.50%	N/A	N/A
First Merchants Bank	734,561	12.20	270,838	4.50	$391,210	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$720,484	10.54%	$273,456	4.00%	N/A	N/A
First Merchants Bank	734,561	10.78	272,461	4.00	$340,576	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$783,776	14.94%	$419,809	8.00%	N/A	N/A
First Merchants Bank	739,793	13.98	423,242	8.00	$529,052	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$656,323	12.51%	$314,857	6.00%	N/A	N/A
First Merchants Bank	677,340	12.80	317,431	6.00	$423,242	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$603,063	11.49%	$236,143	4.50%	N/A	N/A
First Merchants Bank	677,340	12.80	238,074	4.50	$343,884	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$656,323	10.85%	$242,001	4.00%	N/A	N/A
First Merchants Bank	677,340	11.22	241,423	4.00	$301,779	5.00%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially Tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

	December 31, 2016		December 31, 2015
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$901,657	$973,641	$850,509	$927,774
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	13,581	9,701	1,362	(579)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	55,415		55,776
Less: Tier 1 Capital Deductions	(376)		(2,516)	(1,903)
Less: Disallowed Goodwill and Intangible Assets	(249,104)	(248,656)	(247,006)	(246,558)
Less: Disallowed Servicing Assets
Less: Disallowed Deferred Tax Assets	(564)		(1,677)	(1,269)
Total Tier 1 Capital (Regulatory)	720,484	734,561	656,323	677,340
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	66,037	66,037	62,453	62,453
Total Risk-Based Capital (Regulatory)	$851,521	$800,598	$783,776	$739,793

Net Risk-Weighted Assets (Regulatory)	$5,993,381	$6,018,623	$5,247,617	$5,290,524
Average Assets	$6,836,412	$6,811,519	$6,050,023	$6,035,575

Total Risk-Based Capital Ratio (Regulatory)	14.21%	13.30%	14.94%	13.98%
Tier 1 Capital to Risk-Weighted Assets	12.02%	12.20%	12.51%	12.80%
Tier 1 Capital to Average Assets	10.54%	10.78%	10.85%	11.22%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$720,484	$734,561	$656,323	$677,340
Less: Qualified Capital Securities	(55,415)		(55,776)
Add: Additional Tier 1 Capital Deductions	376		2,516
Less: Preferred Stock
Common Equity Tier 1 Capital (Regulatory)	$665,445	$734,561	$603,063	$677,340

Net Risk-Weighted Assets (Regulatory)	$5,993,381	$6,018,623	$5,247,617	$5,290,524
Common Equity Tier 1 Capital Ratio (Regulatory)	11.10%	12.20%	11.49%	12.80%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.24 percent at December 31, 2016, and 9.08 percent at December 31, 2015.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	December 31, 2016	December 31, 2015
Total Stockholders' Equity (GAAP)	$901,657	$850,509
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets, net of tax (GAAP)	(258,866)	(259,764)
Tangible common equity (non-GAAP)	$642,666	$590,620
Total assets (GAAP)	$7,211,611	$6,761,003
Less: Intangible assets, net of tax (GAAP)	(258,866)	(259,764)
Tangible assets (non-GAAP)	$6,952,745	$6,501,239
Tangible common equity to tangible assets (non-GAAP)	9.24%	9.08%

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the periods ended December 31, 2016 and 2015.

(Dollars in Thousands, Except Per Share Amounts)	December 31, 2016	December 31, 2015
Average goodwill (GAAP)	$244,000	$206,032
Average core deposit intangible (GAAP)	16,800	14,859
Average deferred tax on CDI (GAAP)	(6,468)	(5,610)
Intangible adjustment (non-GAAP)	$254,332	$215,281
Average stockholders' equity (GAAP)	$884,664	$753,724
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(254,332)	(215,281)
Average tangible capital (non-GAAP)	$630,207	$538,318
Average assets (GAAP)	$6,899,265	$6,085,687
Intangible adjustment (non-GAAP)	(254,332)	(215,281)
Average tangible assets (non-GAAP)	$6,644,933	$5,870,406
Net income available to common stockholders (GAAP)	$81,051	$65,384
CDI amortization, net of tax (GAAP)	2,542	1,720
Tangible net income available to common stockholders (non-GAAP)	$83,593	$67,104
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$1.98	$1.72
Diluted tangible net income available to common stockholders (non-GAAP)	$2.04	$1.76
Ratios:
Return on average GAAP capital (ROE)	9.16%	8.67%
Return on average tangible capital	13.26%	12.47%
Return on average assets (ROA)	1.17%	1.07%
Return on average tangible assets	1.26%	1.14%

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

Loan Quality

The quality of the loan portfolio and amount of non-performing loans may increase or decrease as a result of acquisitions, organic portfolio growth, problem loan recognition and resolution through collections, sales or charge offs. The performance of any loan can be affected by external factors such as economic conditions, or internal factors specific to a particular borrower, such as the actions of a customer's internal management.

At December 31, 2016, non-performing loans totaled $34,745,000, an increase of $1,433,000 from December 31, 2015. Troubled Debt Restructured loans of $4,747,000 increased $2,824,000 from December 31, 2015. The increase in Troubled Debt Restructures was primarily in the loans secured by commercial real estate category, which increased $3,085,000 year over year. Loans not accruing interest income totaled $29,998,000 at December 31, 2016, a decrease of $1,391,000 from the December 31, 2015 balance of $31,389,000. The Corporation's coverage ratio of allowance for loan losses to non-accrual loans increased from 199.0 percent at December 31, 2015 to 220.1 percent at December 31, 2016. See additional information in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 7 of this Annual Report on Form 10-K.

Other real estate owned totaling $8,966,000 declined $8,291,000 during the twelve month period ending December 31, 2016.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90+ days of $112,000 at December 31, 2016 decreased $795,000 from the December 31, 2015 balance of $907,000. First lien residential real estate and revolving home equity line of credit loans 90+ days delinquent and accruing decreased $493,000 and $297,000, respectively, from December 31, 2015.

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310.  Also included in impaired loans are accruing loans contractually past due 90 days or more and troubled debt restructure loans.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At December 31, 2016, commercial impaired loans totaled $72,050,000, a decrease of $25,477,000 from December 31, 2015. At December 31, 2016, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $68,371,000 as there was no identified loss on these credits. An allowance of $612,000 was recorded for the remaining balance of these impaired loans totaling $3,679,000 and is included in the Corporation’s allowance for loan losses.

At December 31, 2016, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $43,823,000, a decrease of $7,653,000 from December 31, 2015 as presented in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2016	2015
Non-performing assets:
Non-accrual loans	$29,998	$31,389
Renegotiated loans	4,747	1,923
Non-performing loans (NPL)	34,745	33,312
Other real estate owned	8,966	17,257
Non-performing assets (NPA)	43,711	50,569
90+ days delinquent and still accruing	112	907
NPAs & 90+ days delinquent	$43,823	$51,476
Impaired loans (includes substandard, doubtful and loss)	$72,050	$97,527

The non-accrual balances in the table above include troubled debt restructurings totaling $4,478,000 and $5,339,000 as of December 31, 2016 and December 31, 2015, respectively.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of non-performing assets and 90-day delinquent loans is reflected in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2016	2015
Non-performing assets and 90+ days delinquent:
Commercial and industrial loans	$2,138	$5,544
Agricultural production financing and other loans to farmers	1,341	827
Real estate loans
Construction	5,312	9,345
Commercial and farmland	22,362	18,243
Residential	10,943	14,528
Home equity	1,688	2,665
Individual's loans for household and other personal expenditures	39	324
Non-performing assets plus 90+ days delinquent	$43,823	$51,476

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

Concentrations of credit in the portfolio, including commercial construction and land development loans, are closely monitored by management. Commercial construction and land development loans represented 8.1 percent of loans at December 31, 2016, a slight increase from 7.8 percent at December 31, 2015.

In 2016, total net charge offs totaled $2,073,000, an increase of $145,000 from 2015, but a decrease of $4,393,000 from 2014.  The Corporation incurred two commercial loan charge offs over $500,000 in 2016 totaling $1,917,000.  One recovery over $500,000 equaling $604,000, was recognized during the year.  Commercial and Industrial loans accounted for $600,000, or 28.9 percent of total net charge offs, compared to a net recovery of $302,000 in 2015. Residential real estate loans accounted for 24.7 percent and 67.3 percent of total net charge offs in 2016 and 2015, respectively.

The Corporations loan loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2016	2015	2014
Allowance for loan losses:
Balance at January 1	$62,453	$63,964	$67,870

Charge offs	7,429	8,272	17,382
Recoveries	5,356	6,344	10,916
Net charge offs	2,073	1,928	6,466
Provision for loan losses	5,657	417	2,560
Balance at December 31	$66,037	$62,453	$63,964
Ratio of net charge offs during the period to average loans outstanding during the period	0.04%	0.05%	0.17%
Ratio of allowance to non-accrual loans	220.10%	199.00%	131.10%

The distribution of the net charge offs for the years indicated is provided in the following table.

(Dollars in Thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net charge offs:
Commercial and industrial loans	$600	$(302)	$865
Agricultural production financing and other farm loans	59	757	970
Real estate loans
Construction	(11)	101	(509)
Commercial and farmland	329	(1,209)	3,820
Residential	511	1,298	633
Home equity	388	1,025	453
Individuals loans for household and other personal expenditures	198	268	280
Lease financing receivables, net of unearned income			(22)
Other commercial loans	(1)	(10)	(24)
Total net charge offs	$2,073	$1,928	$6,466

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings.  The provision for loan losses in 2016, 2015, and 2014 were $5,657,000, $417,000, and $2,560,000, respectively.

Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and an independent review. The evaluation also takes into consideration identified credit problems, portfolio growth, management's judgment as to the impact of current economic conditions on the portfolio and the possibility of losses inherent in the loan portfolio that are not specifically identified.  Additional details are discussed in Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements included as item 8 of this Annual Report on Form 10-K.

Management believes that the allowance for loan losses is adequate to cover probable incurred losses inherent in the loan portfolio at December 31, 2016.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values. Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

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

At December 31, 2016, the allowance for loan losses was $66,037,000, an increase of $3,584,000 from December 31, 2015. As a percent of total loans, the allowance decreased to 1.28 percent at December 31, 2016 from 1.33 percent at December 31, 2015.  The decrease in the ratio of allowance to loans was due to a decline in loss rates resulting from the strengthened economy. During 2016, the specific reserves against impaired loans decreased by $954,000, and the allowance for loans not deemed impaired increased by $4,537,000. Not included in the allowance for loan losses is the remaining fair value discount on acquired loans of $34,936,000 and $47,057,000 as of December 31, 2016 and 2015, respectively.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes loan loss reserves by loan segment for the periods ended December 31, 2016 and 2015.

	December 31, 2016
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$37	$553		$298		$888
Collectively evaluated for impairment	27,659	23,108	$2,923	11,457	$2	65,149
Loans acquired with deteriorated credit quality
Total allowance for loan losses	$27,696	$23,661	$2,923	$11,755	$2	$66,037

	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$1,277	$243		$169		$1,689
Collectively evaluated for impairment	25,201	21,753	$2,689	10,966	$2	60,611
Loans acquired with deteriorated credit quality		149		4		153
Total allowance for loan losses	$26,478	$22,145	$2,689	$11,139	$2	$62,453

The historical loss allocation for loans not deemed impaired according to ASC 450 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment.  The historical loss factors are based upon actual loss experience within each risk and call code classification.  The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans.  This look back period includes all charge offs from the most recent seven quarters and is reflective of current conditions.  The loss factor computation for this allocation includes a segmented historical loss migration analysis of loans, by risk grade, to charge off.  The decrease in the allowance as a percent of originated loans reflected the impact of the stabilizing economic environment on the Corporation’s loan portfolio, resulting in improved credit quality.

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses.  The environmental component adjusts the historical loss allocations for commercial and consumer loans to reflect relevant current conditions that have an impact on loss recognition.  Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.  Each environmental factor receives an individual qualitative allocation that reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance.  As the economic environment has seen improvement during recent years, management believes losses inherent in the portfolio may not be immediately apparent for specific identification.

The Corporation’s primary market areas for lending are central Indiana, northwestern Indiana, northeastern Illinois, and central Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. The allowance for loan losses at December 31, 2016 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

Goodwill is reviewed at least annually for impairment. The Corporation completed its most recent annual goodwill impairment test on October 1, 2016 and concluded, based on current events and circumstances, goodwill is not impaired. The Ameriana acquisition on December 31, 2015 resulted in $38,624,000 of goodwill, of which, $871,000 was recorded during the first quarter of 2016 as a measurement period adjustment. The C Financial acquisition on April 17, 2015 resulted in goodwill of $11,126,000. On June 12, 2015, the sale of FMIG resulted in a goodwill reduction of $8,474,000. Details regarding the acquisitions and sale are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled$696,862,000 at December 31, 2016, an increase of $38,462,000, or 5.8 percent, from December 31, 2015. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $2,046,000 at December 31, 2016. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At December 31, 2016, total borrowings from the FHLB were $298,923,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2016 was $291,445,000.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2016 are as follows:

December 31,
(Dollars in Thousands)	2016
Amounts of Commitments:
Loan commitments to extend credit	$2,057,878
Standby letters of credit	46,010
$2,103,888

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2016 are as follows:

(Dollars in Thousands)	2017	2018	2019	2020	2021	2021 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$3,298	$1,998	$1,624	$1,388	$1,056	$6,487		$15,851
Federal funds purchased	120,349							120,349
Securities sold under repurchase agreements	146,480							146,480
Federal Home Loan Bank advances	167,068	26,717	13,828	31,310	25,000	35,000		298,923
Subordinated debentures and term loans	1,018					132,012	$(4,585)	128,445
Total	$438,213	$28,715	$15,452	$32,698	$26,056	$173,499	$(4,585)	$710,048

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2016, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2016.

	December 31, 2016
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$24,459				$24,459
Investment securities	99,969	$64,197	$360,605	$779,734	1,304,505
Loans	2,892,114	298,082	1,043,451	842,890	5,076,537
Federal Reserve and Federal Home Loan Bank stock			17,964		17,964
Total rate-sensitive assets	$3,016,542	$362,279	$1,422,020	$1,622,624	$6,423,465
Rate-Sensitive Liabilities:
Interest-bearing deposits	$3,452,398	$252,507	$427,353	$75,973	$4,208,231
Federal funds purchased	120,349				120,349
Securities sold under repurchase agreements	146,480				146,480
Federal Home Loan Bank advances	188,511	35,122	50,201	25,089	298,923
Subordinated debentures and term loans	57,427			71,018	128,445
Total rate-sensitive liabilities	$3,965,165	$287,629	$477,554	$172,080	$4,902,428
Interest rate sensitivity gap by period	$(948,623)	$74,650	$944,466	$1,450,544
Cumulative rate sensitivity gap	$(948,623)	$(873,973)	$70,493	$1,521,037
Cumulative rate sensitivity gap ratio
at December 31, 2016	76.1%	79.4%	101.5%	131.0%
at December 31, 2015	75.1%	82.4%	105.8%	130.2%

The Corporation had a cumulative negative gap of $873,973,000 in the one-year horizon at December 31, 2016 or 12.12 percent of total assets. Interest bearing deposits of $3,452,000 includes non-maturity deposits.

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

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, such as savings, money market, NOW and demand deposits, reflect management's best estimate of expected future behavior. Historical retention rate assumptions are applied to non-maturity deposits for modeling purposes.

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2016, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2016
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(50)
Federal Funds	200	(50)
One-Year CMT	200	(77)
Three-Year CMT	200	(100)
Five-Year CMT	200	(100)
CD's	200	(16)
FHLB	200	(92)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2016. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2016
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$231,074	$247,920	$214,302
Variance from Base		$16,846	$(16,772)
Percent of Change from Base		7.29%	(7.26)%

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

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2016 and 2015. Earnings assets at December 31, 2016 increased by $438,839,000 compared to December 31, 2015. Loans and loans held for sale increased by $438,858,000 while investment securities increased by $27,506,000. The five largest loan segments that experienced increases were commercial and farmland, commercial and industrial, other commercial, home equity and construction. The two loan segments that experienced the largest decreases were residential and agricultural production financing and other loans to farmers. Additional details regarding the changes in the Corporation's loans are discussed within Note 5. LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

Finally, the decrease in Federal Reserve and Federal Home Loan Bank stock of $19,669,000 was mainly due to the sale of the Corporation's Federal Reserve Bank stock after the conversion to an Indiana state-chartered bank.

	December 31,	December 31,
(Dollars in Thousands)	2016	2015
Interest-bearing time deposits	$24,459	$32,315
Investment securities available for sale	696,862	658,400
Investment securities held to maturity	607,643	618,599
Loans held for sale	2,929	9,894
Loans	5,139,645	4,693,822
Federal Reserve and Federal Home Loan Bank stock	17,964	37,633
	$6,489,502	$6,050,663

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements, FHLB advances, subordinated debentures and term loans) based on year-end levels at December 31, 2016 and 2015.

	December 31,	December 31,
(Dollars in Thousands)	2016	2015
Deposits	$5,556,498	$5,289,647
Federal funds purchased	120,349	49,721
Securities sold under repurchase agreements	146,480	155,325
Federal Home Loan Bank advances	298,923	235,652
Subordinated debentures and term loans	128,445	127,846
	$6,250,695	$5,858,191

Deposits increased $266,851,000 from December 31, 2015. Demand deposits, brokered certificates of deposit and savings deposits increased $290,570,000, $66,904,000 and $42,030,000, respectively, from the same period in 2015. Offsetting these increases were decreases in certificates of deposit of $85,229,000 and certificates of deposit greater than $100,000 of $47,424,000. Federal Funds purchased and Federal Home Loan Bank Advances, which increased $70,628,000 and $63,271,000, respectively, when coupled with the increase in deposits, were used as liquidity sources to support the increase in the loan portfolio.

The Ameriana acquisition on December 31, 2015 and the C Financial acquisition on April 17, 2015 resulted in deposits of $383,718,000 and $105,326,000, respectively. Additionally, the Ameriana and C Financial acquisitions resulted in an addition of approximately $24,884,000 and $18,958,000, respectively, of Federal Home Loan Bank Advances.

On August 10, 2015, the Corporation completed the cancellation of $5,000,000 of subordinated debentures at a gain of $1,250,000. This decrease was offset by an increase in subordinated debentures of $5,487,000 as a result of the Ameriana acquisition. Details regarding the acquisitions are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

INCOME TAXES

Income tax expense totaled $27,609,000 for 2016 compared to $25,665,000 for 2015.  The Corporation’s federal statutory income tax rate is 35 percent and its state tax rate varies from 0 to 7.75 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  The reconciliation of federal statutory to actual tax expense is shown in Note 21. INCOME TAX, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $46,977,000 at December 31, 2015 to $39,384,000 at December 31, 2016. In addition, the Corporation’s net deferred tax asset has decreased from $43,555,000 at December 31, 2015 to $37,755,000 at December 31, 2016.  The $5,800,000 decrease in the Corporation’s net deferred tax asset was due to a combination of a decrease in deferred tax assets offset by a decrease in deferred tax liabilities. The largest deferred tax asset decreases were associated with accounting for loans, other real estate owned, federal net operating loss carryforwards, and pensions and other employee benefits of $3,670,000, $2,592,000, $2,308,000, and $2,164,000, respectively. The deferred tax asset decreases were partially offset by a decline in the deferred tax liability associated with the accounting for unrealized gains on available for sale securities of $6,079,000.

The Corporation has recorded a valuation allowance of $9,815,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.
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
Muncie, Indiana

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Merchants Corporation as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Merchants Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March, 1, 2017, expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
March 1, 2017

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2016	2015
ASSETS
Cash and cash equivalents	$127,927	$102,170
Interest-bearing time deposits	24,459	32,315
Investment securities available for sale	696,862	658,400
Investment securities held to maturity (fair value of $611,933 and $632,380)	607,643	618,599
Loans held for sale	2,929	9,894
Loans	5,139,645	4,693,822
Less: Allowance for loan losses	(66,037)	(62,453)
Net loans	5,073,608	4,631,369
Premises and equipment	94,432	97,648
Federal Reserve and Federal Home Loan Bank stock	17,964	37,633
Interest receivable	26,194	24,415
Core deposit intangibles	14,866	16,635
Goodwill	244,000	243,129
Cash surrender value of life insurance	201,671	200,539
Other real estate owned	8,966	17,257
Tax asset, deferred and receivable	39,384	46,977
Other assets	30,706	24,023
TOTAL ASSETS	$7,211,611	$6,761,003
LIABILITIES
Deposits:
Noninterest-bearing	$1,348,267	$1,266,027
Interest-bearing	4,208,231	4,023,620
Total Deposits	5,556,498	5,289,647
Borrowings:
Federal funds purchased	120,349	49,721
Securities sold under repurchase agreements	146,480	155,325
Federal Home Loan Bank advances	298,923	235,652
Subordinated debentures and term loans	128,445	127,846
Total Borrowings	694,197	568,544
Interest payable	3,110	3,092
Other liabilities	56,149	49,211
Total Liabilities	6,309,954	5,910,494
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 40,912,697 and 40,664,259 shares	5,114	5,083
Additional paid-in capital	509,018	504,530
Retained earnings	400,981	342,133
Accumulated other comprehensive loss	(13,581)	(1,362)
Total Stockholders' Equity	901,657	850,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,211,611	$6,761,003

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	December 31,	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2016	2015	2014
INTEREST INCOME
Loans receivable:
Taxable	$210,302	$180,805	$172,039
Tax-exempt	6,525	3,459	327
Investment securities:
Taxable	16,415	17,885	19,882
Tax-exempt	18,622	16,922	14,383
Deposits with financial institutions	350	160	124
Federal Reserve and Federal Home Loan Bank stock	1,098	1,967	2,124
Total Interest Income	253,312	221,198	208,879
INTEREST EXPENSE
Deposits	15,914	14,855	11,678
Federal funds purchased	102	74	177
Securities sold under repurchase agreements	374	368	529
Federal Home Loan Bank advances	3,264	2,836	2,842
Subordinated debentures, revolving credit lines and term loans	7,185	6,661	6,616
Total Interest Expense	26,839	24,794	21,842
NET INTEREST INCOME	226,473	196,404	187,037
Provision for loan losses	5,657	417	2,560
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	220,816	195,987	184,477
OTHER INCOME
Service charges on deposit accounts	17,762	16,201	15,747
Fiduciary activities	9,818	9,196	8,966
Other customer fees	19,315	16,959	15,699
Commission income		4,147	7,411
Earnings on cash surrender value of life insurance	4,273	2,919	3,659
Net gains and fees on sales of loans	7,052	6,483	4,899
Net realized gains on sales of available for sale securities	3,389	2,670	3,581
Gain on sale of insurance subsidiary		8,265
Gain on cancellation of subordinated debentures		1,250
Other income	3,594	1,778	1,854
Total Other Income	65,203	69,868	61,816
OTHER EXPENSES
Salaries and employee benefits	102,552	101,908	96,499
Net occupancy	16,997	14,668	13,831
Equipment	12,497	10,787	9,337
Marketing	3,008	3,493	3,464
Outside data processing fees	9,148	7,109	7,315
Printing and office supplies	1,348	1,353	1,565
Core deposit amortization	3,910	2,835	2,445
FDIC assessments	3,036	3,655	3,738
Other real estate owned and foreclosure expenses	2,877	3,956	3,462
Professional and other outside services	6,516	9,855	8,116
Other expenses	15,470	15,187	14,236
Total Other Expenses	177,359	174,806	164,008
INCOME BEFORE INCOME TAX	108,660	91,049	82,285
Income tax expense	27,609	25,665	22,123
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$81,051	$65,384	$60,162

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE:
Basic	$1.99	$1.73	$1.66
Diluted	$1.98	$1.72	$1.65

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$81,051	$65,384	$60,162
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $4,893, $20, and $8,001	(9,087)	(37)	14,860
Unrealized gain on securities available for sale for which a portion of an other than temporary impairment has been recognized in income, net of tax of $0, $0, and $995			1,847
Unrealized loss on cash flow hedges arising during the period, net of tax of $128, $588, and $1,397	(240)	(1,093)	(2,599)
Reclassification adjustment for net gains included in net income net of tax of $749, $435, and $760	(1,390)	(808)	(1,410)
Defined benefit pension plans, net of tax of $809, $1,187, and $4,264
Net gain (loss) arising during period	(470)	2,404	(7,580)
Amortization of prior service cost	(1,032)	(198)	(338)
	(12,219)	268	4,780
Comprehensive income	$68,832	$65,652	$64,942

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2013	125	$125	35,921,761	$4,490	$393,783	$242,935	$(6,410)	$634,923
Comprehensive income
Net income						60,162		60,162
Other comprehensive income (loss), net of tax							4,780	4,780
Cash dividends on common stock ($.29 per share)						(10,694)		(10,694)
Issuance of common stock related to acquisition			1,574,298	197	34,784			34,981
Share-based compensation			132,446	17	2,160			2,177
Stock issued under employee benefit plans			26,547	3	475			478
Stock issued under dividend reinvestment and stock purchase plan			24,556	3	520			523
Stock options exercised			41,249	5	559			564
Stock redeemed			(50,909)	(6)	(1,061)			(1,067)
Balances, December 31, 2014	125	$125	37,669,948	$4,709	$431,220	$292,403	$(1,630)	$726,827
Comprehensive income
Net income						65,384		65,384
Other comprehensive income (loss), net of tax							268	268
Cash dividends on common stock ($.41 per share)						(15,654)		(15,654)
Issuance of common stock related to acquisition			2,769,568	346	70,056			70,402
Share-based compensation			149,577	19	2,251			2,270
Stock issued under employee benefit plans			22,074	3	457			460
Stock issued under dividend reinvestment and stock purchase plan			26,375	3	658			661
Stock options exercised			96,066	12	1,519			1,531
Stock redeemed			(69,349)	(9)	(1,631)			(1,640)
Balances, December 31, 2015	125	$125	40,664,259	$5,083	$504,530	$342,133	$(1,362)	$850,509
Comprehensive income
Net income						81,051		81,051
Other comprehensive income (loss), net of tax							(12,219)	(12,219)
Cash dividends on common stock ($.54 per share)						(22,203)		(22,203)
Share-based compensation			141,126	17	2,583			2,600
Stock issued under employee benefit plans			20,545	3	459			462
Stock issued under dividend reinvestment and stock purchase plan			30,297	4	831			835
Stock options exercised			128,848	16	2,586			2,602
Stock redeemed			(72,378)	(9)	(1,971)			(1,980)
Balances, December 31, 2016	125	$125	40,912,697	$5,114	$509,018	$400,981	$(13,581)	$901,657

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2016	2015	2014
Cash Flow From Operating Activities:
Net income	$81,051	$65,384	$60,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,657	417	2,560
Depreciation and amortization	7,161	6,262	6,007
Change in deferred taxes	8,611	4,444	15,048
Share-based compensation	2,600	2,270	2,177
Tax benefit from stock options exercised	(107)	(70)	(60)
Loans originated for sale	(354,265)	(364,411)	(222,892)
Proceeds from sales of Loans	367,148	367,377	225,158
Gains on sales of loans held for sale	(5,918)	(5,625)	(4,170)
Gain on sale of insurance subsidiary		(8,265)
Gain on cancellation of subordinated debentures		(1,250)
Gains on sales of securities available for sale	(3,389)	(2,670)	(3,581)
Change in interest receivable	(1,779)	(2,833)	(545)
Change in interest payable	18	(162)	1,332
Other adjustments	72	(4,208)	(5,356)
Net cash provided by operating activities	106,860	56,660	75,840
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	7,856	24,917	24,075
Purchases of:
Securities available for sale	(281,470)	(200,154)	(110,936)
Securities held to maturity	(110,797)	(87,282)	(142,988)
Proceeds from sales of securities available for sale	167,186	83,647	126,575
Proceeds from maturities of:
Securities available for sale	73,956	63,124	68,339
Securities held to maturity	119,052	98,581	69,420
Redemption (Purchase) of Federal Reserve and Federal Home Loan Bank stock	19,669	7,268	(413)
Net change in loans	(452,781)	(350,287)	(170,109)
Net cash and cash equivalents received (paid) in acquisition		(7,936)	(10,084)
Net cash received from sale of insurance subsidiary		15,155
Proceeds from the sale of other real estate owned	9,974	12,567	14,241
Other investing activities	(4,490)	9	5,889
Net cash used in investing activities	(451,845)	(340,391)	(125,991)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	332,600	240,736	53,062
Certificates of deposit and other time deposits	(66,920)	(79,656)	127,740
Borrowings	1,107,795	491,660	678,290
Repayment of borrowings	(982,449)	(370,813)	(789,563)
Cash dividends on common stock	(22,203)	(15,654)	(10,694)
Stock issued under employee benefit plans	462	460	478
Stock issued under dividend reinvestment and stock purchase plans	835	661	523
Stock options exercised	2,495	1,461	504
Tax benefit from stock options exercised	107	70	60
Stock redeemed	(1,980)	(1,640)	(1,067)
Net cash provided by financing activities	370,742	267,285	59,333
Net Change in Cash and Cash Equivalents	25,757	(16,446)	9,182
Cash and Cash Equivalents, January 1	102,170	118,616	109,434
Cash and Cash Equivalents, December 31	$127,927	$102,170	$118,616
Additional cash flow information:
Interest paid	$26,821	$24,903	$20,412
Income tax paid	11,999	21,200	6,209
Loans transferred to other real estate owned	1,684	3,644	4,431
Fixed assets transferred to other real estate owned	360	1,600	297
Non-cash investing activities using trade date accounting	14,179	1,559	3,170

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Fair value of assets acquired	$—	$635,047	$280,725
Cash received (paid) in acquisition		(14,500)	(14,208)
Less: Common stock issued		70,402	34,981
Liabilities assumed	$—	$550,145	$231,536

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation and the Bank, conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.

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

The Corporation is a financial holding company whose principal activity is the ownership and management of the Bank and operates in a single significant business segment. The Bank provides full banking services under an Indiana state-charter. On April 1, 2016, the Board of Directors of the Bank adopted final resolutions approving the conversion of the Bank’s banking charter from a national association to an Indiana state-chartered bank. The initial application to convert was filed with the Indiana DFI on February 9, 2016. Between the date of initial application and adoption of the final resolutions by the Bank’s Board, the Indiana DFI and the FDIC conducted a joint exam of the Bank and its banking activities. Final regulatory approval of the application was obtained at the meeting of the Members of the Indiana DFI on April 14, 2016. The Bank filed official conversion documents effective April 15, 2016. As a result of the conversion, the Indiana DFI became the Bank’s primary regulator and the FDIC became the Bank’s primary federal regulator. Upon conversion, the Bank’s official name changed from “First Merchants Bank, National Association” to “First Merchants Bank.” The Bank continues operating under the following trade names in certain geographic markets: Lafayette Bank and Trust and First Merchants Private Wealth Advisors (each as a division of First Merchants Bank). The conversion is not expected to affect the Bank’s operations or customers in any way, and Bank customers will continue to receive identical protection on deposits through the FDIC’s deposit insurance program.

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

Available for sale and held to maturity securities are evaluated for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interest, including certain non-agency government-sponsored mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10.

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

LOANS held in the Corporation’s portfolio are carried at the principal amount outstanding, net of unearned income. Certain non-accrual, substantially delinquent and renegotiated loans classified as troubled debt restructures may be considered to be impaired in accordance with ASC 310. Under ASC 310, a loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Renegotiated consumer loans classified as troubled debt restructures are considered to be impaired. In applying the provisions of ASC 310, the Corporation considers all other investments in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest is discontinued on a loan when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectable. Interest income accrued in the prior year, if any, is charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received and the loan is returned to accruing status. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

Impaired loans are carried at the fair value of collateral if the loan is collateral dependent, or the present value of estimated future cash flows using the loan’s existing rate. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the Bank’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

LOANS ACQUIRED IN BUSINESS COMBINATIONS with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be purchased credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30). These loans are initially measured at fair value based upon expected cash flows without anticipation of prepayments and includes estimated future credit losses expected to be incurred over the life of the loans. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying ASC 310-30, loans acquired in business combinations are individually evaluated for the initial fair value measurement. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition date.

The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. Acquired loans not accounted for under ASC 310-30 are accounted for under ASC 310-20, which allows the fair value adjustment to be accreted into income over the remaining life of the loans.

ALLOWANCE FOR LOAN LOSSES is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation’s strategy for credit risk management includes credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on regional geographic and industry levels, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Corporation’s methodology for assessing the appropriateness of the allowance consists of three key elements – the determination of the appropriate reserves for impaired loans accounted for under ASC 310, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance.

Commercial relationships greater than $500,000 that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in ASC 310. Any allowances for impaired loans are measured based on the fair value of the underlying collateral if collateral dependent or the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation evaluates the collectability of principal when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

PENSION benefits are provided to the Corporation’s employees. Its accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the consolidated balance sheets. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in Note 20. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

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

FEDERAL HOME LOAN BANK STOCK is a required investment for institutions that are members of the FHLB. The Bank is a member of the FHLB of Indianapolis. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

OTHER REAL ESTATE OWNED consists of assets acquired through, or in lieu of, loan foreclosure and are held for sale. They are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in other real estate owned and foreclosure expenses. Other real estate owned also includes bank premises formerly, but no longer used for banking. Bank premises are transferred at the lower of carrying value or fair value less cost to sell.

DERIVATIVE INSTRUMENTS are carried at the fair value of the derivatives and reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

As part of the asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated statements of operations or AOCI depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in AOCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in AOCI are reflected in the consolidated statements of income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized in the consolidated statements of income. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

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

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2013.

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation's policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

ACQUISITIONS AND DIVESTITURES

Ameriana Bancorp, Inc.

On December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana merged with and into the Corporation (the "Ameriana Merger") whereupon the separate corporate existence of Ameriana ceased and the Corporation survived. Immediately following the Ameriana Merger, Ameriana Bank, an Indiana Bank and wholly-owned subsidiary of Ameriana, merged with and into the Bank, with the Bank continuing as the surviving bank. Ameriana was headquartered in New Castle, Indiana and had 13 banking centers serving central and east central Indiana. Pursuant to the merger agreement, each Ameriana shareholder received 0.9037 shares of First Merchants common stock for each outstanding share of Ameriana common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million. The Corporation engaged in this transaction with the expectation that it would be accretive to income and expand the existing footprint in central and east central Indiana. Goodwill resulted from this transaction due to the expected synergies and economies of scale that were expected. The purchase price of the Ameriana acquisition was allocated as follows:

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

C Financial Corporation

On April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial merged with and into the Corporation (the “C Financial Merger”) whereupon the separate corporate existence of C Financial ceased and the Corporation survived.  Immediately following the C Financial Merger, Cooper State Bank, an Ohio state bank and wholly-owned subsidiary of C Financial, merged with and into the Bank, with the Bank continuing as the surviving bank.  C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. As part of the $14.5 million C Financial Merger, shareholders of C Financial received $6.738 in cash for each share of C Financial common stock held. The Corporation engaged in this transaction with the expectation that it would be accretive to income and expand the existing footprint in Columbus, Ohio. Goodwill resulted from this transaction due to the synergies and economies of scale that were expected. The purchase price of the C Financial acquisition was allocated as follows:

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

Of the total purchase price, $981,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is deductible over a 15 year period for tax purposes as this transaction was considered a taxable exchange.

Community Bancshares, Inc.

On November 7, 2014, the Corporation acquired 100 percent of Community. Community merged with and into the Corporation (the "Community Merger") whereupon the separate corporate existence of Community ceased and the Corporation survived. Immediately following the Community Merger, Community Bank, an Indiana bank and wholly-owned subsidiary of Community, merged with and into the Bank, with the Bank continuing as the surviving bank. Community was headquartered in Noblesville, Indiana and had 10 full-service banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of the Corporation's common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at approximately $35.0 million, for a total purchase price of approximately $49.2 million. The Corporation engaged in this transaction with the expectation that it would be accretive to income and expand the existing footprint in central Indiana. Goodwill resulted from this transaction due to the expected synergies and economies of scale that were expected. The purchase price of the Community acquisition was allocated as follows:

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

First Merchants Insurance Services, Inc.

On June 12, 2015, the Corporation sold all of its stock in FMIG to USI. The sale price was $18.0 million, of which $16.0 million was paid at closing with the remaining $2.0 million paid through a two-year promissory note. The sale of FMIG generated a gain on sale of $8.3 million.

Pro Forma Financial Information

The results of operations of Ameriana, C Financial and Community have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the periods ended December 31, 2015 and 2014 as if the Ameriana and Community acquisitions had occurred as of the beginning of the comparable prior annual reporting period. Pro forma financial information of the C Financial acquisition is not included in the table below as it is deemed immaterial.

	2015	2014
Total revenue (net interest income plus other income)	$291,614	$284,890
Net income	$60,497	$64,174
Net income available to common shareholders	$60,497	$64,174
Earnings per share:
Basic	$1.49	$1.58
Diluted	$1.48	$1.57

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

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2016, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

On July 21, 2010, the Dodd-Frank Act was signed into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.

At December 31, 2016, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded federally insured limits by approximately $87,431,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $5,969,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2016, was $24,153,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

Certain investments in debt securities are reported in the financial statements at amounts less than their historical cost.  The historical cost of these investments totaled $523,773,000 and $178,964,000 at December 31, 2016 and 2015, respectively.  Total fair value of these investments was $510,297,000  and $177,584,000, which was approximately 39.1 and 13.9 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2016 and 2015, respectively.

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2016.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2016. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $3,071,000 on forty-six securities and $1,527,000 on twenty-nine securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

State and Municipal Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2016. As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $5,564,000 on one hundred eight securities and $1,796,000 on seventy-one securities in the available for sale and held to maturity portfolios, respectively.

U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investment in U.S. Government-Sponsored Agency securities were a result of interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2016. As noted in the table above, the U.S. Government-Sponsored Agency securities portfolio contains no unrealized losses in the available for sale portfolio, and $479,000 on four securities in the held to maturity portfolio.

Equity Securities

The unrealized losses on the Corporation's investment in Equity securities were a result of fluctuations in the stock market. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2016. As noted in the table above, the Equity securities portfolio contains unrealized losses of $1,039,000 on one security in the available for sale portfolio, and no unrealized losses in the held to maturity portfolio.

Certain Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors.  The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	Accumulated Credit Losses in	Accumulated Credit Losses in
	2016	2015
Credit losses on debt securities held:
Balance, January 1	$—	$500
Reductions for previous other-than-temporary losses realized on securities sold during the year	—	$(500)
Balance, December 31	$—	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2016
State and municipal	$126,593	$5,564			$126,593	$5,564
U.S. Government-sponsored mortgage-backed securities	185,544	3,071			185,544	3,071
Equity securities	18,765	1,039			18,765	1,039
Total Temporarily Impaired Available for Sale Securities	330,902	9,674			330,902	9,674
Temporarily Impaired Held to Maturity Securities at December 31, 2016
U.S. Government-sponsored agency securities	19,121	479			19,121	479
State and municipal	50,897	1,796			50,897	1,796
U.S. Government-sponsored mortgage-backed securities	109,377	1,527			109,377	1,527
Total Temporarily Impaired Held to Maturity Securities	179,395	3,802			179,395	3,802
Total Temporarily Impaired Investment Securities	$510,297	$13,476			$510,297	$13,476

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2015
State and municipal	$7,558	$60			$7,558	$60
U.S. Government-sponsored mortgage-backed securities	83,396	445	$2,101	$73	85,497	518
Total Temporarily Impaired Available for Sale Securities	90,954	505	2,101	73	93,055	578
Temporarily Impaired Held to Maturity Securities at December 31, 2015
State and municipal			1,982	15	1,982	15
U.S. Government-sponsored mortgage-backed securities	69,641	519	12,906	268	82,547	787
Total Temporarily Impaired Held to Maturity Securities	69,641	519	14,888	283	84,529	802
Total Temporarily Impaired Investment Securities	$160,595	$1,024	$16,989	$356	$177,584	$1,380

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2016 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2016
Due in one year or less	$2,703	$2,717	$2,046	$2,047
Due after one through five years	16,359	17,068	61,921	63,193
Due after five through ten years	60,614	62,241	61,606	61,145
Due after ten years	281,234	281,763	121,857	121,906
	360,910	363,789	247,430	248,291
U.S. Government-sponsored mortgage-backed securities	313,459	312,292	360,213	363,642
Equity securities	21,820	20,781
Total Investment Securities	$696,189	$696,862	$607,643	$611,933

Securities with a carrying value of approximately $572,896,000, $637,358,000 and $449,408,000  were pledged at December 31, 2016, 2015 and 2014, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $145,936,000 at December 31, 2016, and $153,789,000 at
December 31, 2015.

Gross gains of $3,389,000, $2,770,000 and $3,581,000 were realized on sales of investment securities in 2016, 2015 and 2014, respectively. Gross losses of $100,000 were realized on sales of investment securities in 2015. There were no losses from the sales of investment securities in 2016 or 2014.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale at December 31, 2016 and 2015, were $2,929,000 and $9,894,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2016	December 31, 2015

Commercial and industrial loans	$1,194,646	$1,057,075
Agricultural production financing and other loans to farmers	79,689	97,711
Real estate loans:
Construction	418,703	366,704
Commercial and farmland	1,953,062	1,802,921
Residential	739,169	786,105
Home equity	418,525	348,613
Individuals' loans for household and other personal expenditures	77,479	74,717
Lease financing receivables, net of unearned income	311	588
Other commercial loans	258,061	159,388
Loans	5,139,645	4,693,822
Allowance for loan losses	(66,037)	(62,453)
Net Loans	$5,073,608	$4,631,369

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2016.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

At December 31, 2016, the allowance for loan losses was $66,037,000, an increase of $3,584,000 from the December 31, 2015 balance of $62,453,000. Net charge offs for the twelve months ended December 31, 2016, were $2,073,000, an increase of $145,000 from the same period in 2015. The provision for loan losses for the twelve months ended December 31, 2016 was $5,657,000, an increase of $5,240,000 from the same period in 2015. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The following tables summarize changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	1,876	1,834	432	1,515		5,657
Recoveries on loans	1,806	2,090	369	1,091		5,356
Loans charged off	(2,464)	(2,408)	(567)	(1,990)		(7,429)
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037

	Twelve Months Ended December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2014	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	(1,901)	1,710	299	310	(1)	417
Recoveries on loans	1,911	2,545	352	1,536		6,344
Loans charged off	(2,356)	(1,437)	(620)	(3,859)		(8,272)
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453

	Twelve Months Ended December 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2013	$27,176	$23,102	$2,515	$15,077		$67,870
Provision for losses	3,459	(464)	423	(839)	$(19)	2,560
Recoveries on loans	5,435	3,297	377	1,783	24	10,916
Loans charged off	(7,246)	(6,608)	(657)	(2,869)	(2)	(17,382)
Balances, December 31, 2014	$28,824	$19,327	$2,658	$13,152	$3	$63,964

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the Corporation’s allowance for loan losses and loan portfolio by loan segment for the years indicated:

	December 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$37	$553		$298		$888
Collectively evaluated for impairment	27,659	23,108	$2,923	11,457	$2	65,149
Loans acquired with deteriorated credit quality
Total Allowance for Loan Losses	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Loan balances:
Individually evaluated for impairment	$4,762	$21,358	9	$4,450		$30,579
Collectively evaluated for impairment	1,520,981	2,315,686	$77,470	1,151,396	$311	5,065,844
Loans acquired with deteriorated credit quality	6,653	34,721		1,848		43,222
Loans	$1,532,396	$2,371,765	$77,479	$1,157,694	$311	$5,139,645

	December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$1,277	$243		$169		$1,689
Collectively evaluated for impairment	25,201	21,753	$2,689	10,966	$2	60,611
Loans acquired with deteriorated credit quality		149		4		153
Total Allowance for Loan Losses	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Loan balances:
Individually evaluated for impairment	$7,877	$16,670		$4,020		$28,567
Collectively evaluated for impairment	1,298,988	2,096,089	$74,717	1,125,316	$588	4,595,698
Loans acquired with deteriorated credit quality	7,309	56,866		5,382		69,557
Loans	$1,314,174	$2,169,625	$74,717	$1,134,718	$588	$4,693,822

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

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. When the interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectable. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.  Payments received on impaired accruing or delinquent loans are applied to interest income as accrued.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2016	December 31, 2015
Commercial and industrial loans	$1,839	$4,634
Agriculture production financing and other loans to farmers	1,329	827
Real estate loans:
Construction	73	736
Commercial and farmland	15,754	11,277
Residential	9,523	11,818
Home equity	1,457	1,952
Individuals' loans for household and other personal expenditures	23	145
Total	$29,998	$31,389

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructurings.

Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and may require applying a discount factor to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The following tables show the composition of the Corporation’s commercial impaired loans by loan class for the years indicated:

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$17,645	$10,074		$13,393	$499
Agriculture production financing and other loans to farmers	757	680		750	3
Real estate loans:
Construction	5,946	3,178		3,255	258
Commercial and farmland	67,936	49,731		51,740	2,978
Residential	8,039	4,664		5,410	167
Home equity	82	44		44
Other commercial loans	11
Total	$100,416	$68,371		$74,592	$3,905
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	$660	$660	$36	$691
Real estate loans:
Commercial and farmland	4,238	2,985	553	2,989
Residential	65	34	23	38
Total	$4,963	$3,679	$612	$3,718
Total Impaired Loans	$105,379	$72,050	$612	$78,310	$3,905

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

•
Loss – Loans that are considered uncollectible and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

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

	December 31, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,117,545	$30,919	$46,182					$1,194,646
Agriculture production financing and other loans to farmers	30,712	25,273	23,704					79,689
Real estate loans:
Construction	398,646	3,490	1,858			$14,636	$73	418,703
Commercial and farmland	1,811,367	60,028	80,626			1,034	7	1,953,062
Residential	146,251	5,106	6,046			574,054	7,712	739,169
Home equity	7,310	47	516			409,237	1,415	418,525
Individuals' loans for household and other personal expenditures						77,456	23	77,479
Lease financing receivables, net of unearned income	228		83					311
Other commercial loans	257,861		200					258,061
Loans	$3,769,920	$124,863	$159,215			$1,076,417	$9,230	$5,139,645

	December 31, 2015
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$962,340	$48,432	$45,984	$319				$1,057,075
Agriculture production financing and other loans to farmers	77,884	6,665	13,162					97,711
Real estate loans:
Construction	345,449	1,271	1,790			$18,114	$80	366,704
Commercial and farmland	1,679,141	46,442	77,338					1,802,921
Residential	171,576	3,107	10,428			593,533	7,461	786,105
Home equity	8,218	48	600			337,718	2,029	348,613
Individuals' loans for household and other personal expenditures						74,491	226	74,717
Lease financing receivables, net of unearned income	495		93					588
Other commercial loans	159,388							159,388
Loans	$3,404,491	$105,965	$149,395	$319		$1,023,856	$9,796	$4,693,822

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,192,079	$466	$162	$100	$1,839	$2,567	$1,194,646
Agriculture production financing and other loans to farmers	78,360				1,329	1,329	79,689
Real estate loans:
Construction	415,975	2,655			73	2,728	418,703
Commercial and farmland	1,932,896	1,385	3,027		15,754	20,166	1,953,062
Residential	725,338	3,664	635	9	9,523	13,831	739,169
Home equity	415,969	850	246	3	1,457	2,556	418,525
Individuals' loans for household and other personal expenditures	76,929	470	57		23	550	77,479
Lease financing receivables, net of unearned income	311						311
Other commercial loans	258,061						258,061
Loans	$5,095,918	$9,490	$4,127	$112	$29,998	$43,727	$5,139,645

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,052,275	$166			$4,634	$4,800	$1,057,075
Agriculture production financing and other loans to farmers	96,884				827	827	97,711
Real estate loans:
Construction	362,084	3,884			736	4,620	366,704
Commercial and farmland	1,786,092	5,552			11,277	16,829	1,802,921
Residential	765,634	6,090	$2,061	$502	11,818	20,471	786,105
Home equity	344,344	1,433	560	324	1,952	4,269	348,613
Individuals' loans for household and other personal expenditures	73,990	445	56	81	145	727	74,717
Lease financing receivables, net of unearned income	588						588
Other commercial loans	159,324		64			64	159,388
Loans	$4,641,215	$17,570	$2,741	$907	$31,389	$52,607	$4,693,822

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods ended December 31, 2016 and 2015:

	December 31, 2016
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$410	$410	4
Agriculture production financing and other loans to farmers	1,368	1,234	4
Real estate loans:
Commercial and farmland	3,978	3,954	7
Residential	1,126	1,183	17
Home Equity	266	244	4
Individuals' loans for household and other personal expenditures	17	10	1
Total	$7,165	$7,035	37

	December 31, 2015
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$4,111	$2,115	7
Real estate loans:
Construction	79	80	1
Commercial and farmland	1,281	3,024	3
Residential	200	1,113	10
Home equity	263	242	1
Individuals' loans for household and other personal expenditures	26	27	1
Total	$5,960	$6,601	23

The following tables summarize the recorded investment of troubled debt restructurings as of December 31, 2016 and 2015, by modification type, that occurred during the periods indicated:

	December 31, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$397	$397
Agriculture production financing and other farm loans	$660	$12		672
Real estate loans:
Commercial and farmland	297		3,456	3,753
Residential	238	928		1,166
Home equity		266		266
Individuals' loans for household and other personal expenditures		9		9
Total	$1,195	$1,215	$3,853	$6,263

	December 31, 2015
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$761		$1,053	$1,814
Real estate loans:
Commercial and farmland	1,231		1,026	2,257
Residential	823	$170	45	1,038
Home equity		242		242
Individuals' loans for household and other personal expenditures		27		27
Total	$2,815	$439	$2,124	$5,378

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Loans secured by commercial and farmland real estate made up 56 percent of the post-modification balances of the troubled debt restructured loans that occurred during the twelve months ending December 31, 2016.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2016 and 2015, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Twelve Months Ended December 31, 2016
	Number of Loans	Recorded Balance
Commercial and industrial loans	3	$197
Agriculture production financing and other loans to farmers	1	661
Real estate loans:
Commercial and farmland	1	343
Residential	1	64
Total	6	$1,265

	Twelve Months Ended December 31, 2015
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$21
Total	1	$21

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge off process or a specific reserve in the allowance for loan and lease losses. Consumer troubled debt restructurings are included in the general historical allowance for loan loss at the post modification balance if a specific reserve is not established. Consumer non-accrual and delinquent troubled debt restructurings are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1,530,000 and $1,391,000 at December 31, 2016 and 2015, respectively.

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

NOTE 6

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The Bank acquired loans in a purchase during the years ended December 31, 2015, 2014, 2013 and 2012. The acquired loans detailed in the tables below are included in Note 5 LOANS AND ALLOWANCE, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. As described in Note 5, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. All other loans not accounted for under ASC 310-30 are accounted for under ASC 310-20, which allows the fair value adjustment to be accreted into income over the remaining life of the loans.

The Corporation's recent acquisitions are detailed in Note 2, ACQUISTIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. In addition, the Corporation acquired CFS in November 2013 and certain loans from SCB in February 2012.

The information presented in this Note 6 reflects actual amounts resulting from the December 31, 2015 Ameriana transaction; whereas estimates were reported in Note 6 ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, in the Notes to Consolidated Financial Statements included as Item 8 of the December 31, 2015 Annual Report on Form 10-K.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables include the outstanding balance and carrying amount of all acquired loans which are included in the Corporation's balance sheet at December 31, 2016 and December 31, 2015.

	December 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$8,003	$85	$2,269	$23,327	$3,552	$37,236
Agricultural production financing and other loans to farmers			1,030	50	1,630	2,710
Real estate loans:
Construction	22,017	2,835	4,026	420		29,298
Commercial and farmland	103,075	22,130	36,947	131,895	9,315	303,362
Residential	103,414	44,101	9,363	96,627	4,135	257,640
Home Equity	11,728	7,947	6,326	26,894	11,924	64,819
Individuals' loans for household and other personal expenditures	762	2	147	201	30	1,142
Other commercial loans	1,825			65		1,890
Total	$250,824	$77,100	$60,108	$279,479	$30,586	$698,097

Carrying Amount	$240,053	$75,194	$56,007	$266,845	$27,318	$665,417
Allowance	265		23	92		380
Carrying Amount Net of Allowance	$239,788	$75,194	$55,984	$266,753	$27,318	$665,037

	December 31, 2015
	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$21,888	$104	$6,769	$52,060	$4,620	$85,441
Agricultural production financing and other loans to farmers			1,761		1,288	3,049
Real estate loans:
Construction	23,365	6,214	10,436	976		40,991
Commercial and farmland	144,514	27,838	49,997	189,372	13,293	425,014
Residential	123,231	55,856	21,886	118,105	6,063	325,141
Home Equity	14,261	9,144	8,231	31,986	13,431	77,053
Individuals' loans for household and other personal expenditures	1,731	10	461	443	48	2,693
Other commercial loans	1,928			72		2,000
Total	$330,918	$99,166	$99,541	$393,014	$38,743	$961,382

Carrying Amount	$319,664	$96,829	$93,355	$373,649	$34,092	$917,589
Allowance			4	149		153
Carrying Amount Net of Allowance	$319,664	$96,829	$93,351	$373,500	$34,092	$917,436

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of December 31, 2016 were $60.5 million and $43.2 million, respectively; with no required allowance for loan losses. Comparatively, the outstanding balance and related carrying amount as of December 31, 2015 of $95.8 million and $69.6 million, respectively, required an allowance for loan losses and corresponding provision expense of $153,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the tables below. The tables reflect only purchased loans accounted for under ASC 310-30 and not the entire portfolio of purchased loans.

	Twelve Months Ended December 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,160	$114	$1,508	$1,188	$642	$5,612
Additions
Accretion	(311)	(123)	(1,119)	(4,268)	(756)	(6,577)
Reclassification from nonaccretable	12	82	858	3,827	393	5,172
Disposals	(232)		(14)	(11)		(257)
Ending balance	$1,629	$73	$1,233	$736	$279	$3,950

	Twelve Months Ended December 31, 2015
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance			$2,122	$2,400	$868	$5,390
Additions	$2,160	$145				2,305
Accretion		(31)	(723)	(4,050)	(1,046)	(5,850)
Reclassification from nonaccretable			249	2,854	822	3,925
Disposals			(140)	(16)	(2)	(158)
Ending balance	$2,160	$114	$1,508	$1,188	$642	$5,612

	Twelve Months Ended December 31, 2014
	Community	CFS	SCB	Total
Beginning balance		$4,164	$1,388	$5,552
Additions	$2,234			2,234
Accretion	(231)	(4,146)	(1,062)	(5,439)
Reclassification from nonaccretable	119	2,553	577	3,249
Disposals		(171)	(35)	(206)
Ending balance	$2,122	$2,400	$868	$5,390

The following table presents loans acquired during the period ending December 31, 2015, for which it was probable at acquisition that all contractually required payments would not be collected. There were no loans acquired during the period ending December 31, 2016.

	2015
	Ameriana	C Financial	Total
Contractually required payments receivable at acquisition date	$23,172	$2,632	$25,804
Nonaccretable difference	11,592	637	12,229
Expected cash flows at acquisition date	11,580	1,995	13,575
Accretable difference	2,160	145	2,305
Basis in loans at acquisition date	$9,420	$1,850	$11,270

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 7

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2016 and 2015:

	2016	2015
Cost at December 31:
Land	$25,035	$26,510
Buildings and Leasehold Improvements	114,444	115,461
Equipment	65,547	64,892
Total Cost	205,026	206,863
Accumulated Depreciation and Amortization	(110,594)	(109,215)
Net	$94,432	$97,648

The Ameriana acquisition on December 31, 2015 and the C Financial acquisition on April 17, 2015 resulted in additions to premises and equipment of $13,946,000 and $7,290,000, respectively. Details regarding the acquisitions are discussed in Note 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K.

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2016, 2015 and 2014 was $4,586,000, $3,456,000 and $3,258,000, respectively. The future minimum rental commitments required under the operating leases in effect at December 31, 2016, expiring at various dates through the year 2035 are as follows for the years ending December 31:

Future Minimum Rental Commitments
2017	$3,298
2018	1,998
2019	1,624
2020	1,388
2021	1,056
After 2021	6,487
Total Future Minimum Obligations	$15,851

NOTE 8

GOODWILL

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

No impairment loss was recorded in 2016 or 2015. The Corporation tested goodwill for impairment during 2016 and 2015. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2016	2015
Balance, January 1	$243,129	$202,724
Goodwill acquired		48,879
Goodwill reduction		(8,474)
Measurement period adjustment	871
Balance, December 31	$244,000	$243,129

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

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2016	2015
Gross carrying amount	$61,798	$58,360
Core deposit intangible and other intangibles acquired		4,181
Measurement period adjustment	2,142
Accumulated amortization	(49,074)	(45,164)
Core deposit intangible and other intangibles reduction		(742)
Core Deposit and Other Intangibles	$14,866	$16,635

Amortization expense for the years ended December 31, 2016, 2015 and 2014, was $3,910,000, $2,835,000 and $2,445,000, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2017	$3,614
2018	2,299
2019	1,914
2020	1,733
2021	1,611
After 2021	3,695
$14,866

NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2016	December 31, 2015
Demand deposits	$2,866,853	$2,576,283
Savings deposits	1,560,752	1,518,722
Certificates and other time deposits of $100,000 or more	276,274	323,698
Other certificates and time deposits	471,247	556,476
Brokered deposits	381,372	314,468
Total deposits	$5,556,498	$5,289,647

At December 31, 2016 and 2015, deposits exceeding the FDIC's Standard Maximum Deposit Insurance Amount of $250,000 were $2.2 billion and $2.1 billion, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2016, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2017	$621,205
2018	230,560
2019	137,090
2020	65,396
2021	43,010
After 2021	31,632
$1,128,893

NOTE 11

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2016 and 2015 were:

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$129,617	1,337	10,253	$5,273	$146,480

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$131,537	5,680	8,892	$9,216	$155,325

NOTE 12

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Federal funds purchased	$120,349	$49,721
Securities sold under repurchase agreements	146,480	155,325
Federal Home Loan Bank advances	298,923	235,652
Subordinated debentures and term loans	128,445	127,846
Total Borrowings	$694,197	$568,544

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2016 and 2015 totaled $158,185,000 and $163,128,000, respectively, and the average of such agreements totaled $145,379,000 and $143,491,000 during 2016 and 2015, respectively.

Contractual maturities of borrowings as of December 31, 2016, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2017	$120,349	$146,480	$167,068	$1,018
2018			26,717
2019			13,828
2020			31,310
2021			25,000
After 2021			35,000	132,012
ASC 805 fair value adjustments at acquisition				(4,585)
	$120,349	$146,480	$298,923	$128,445

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 142 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 0.60 to 6.81 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2016, was $291,445,000. As of December 31, 2016, the Corporation had $25,000,000 of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2016 and 2015, subordinated debentures and term loans totaled $128,445,000 and 127,846,000, respectively.

•
First Merchants Capital Trust II. The subordinated debenture was entered into on July 2, 2007 for $56,702,000. On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1,250,000. As of December 31, 2016, $51,702,000 of subordinated debentures remain outstanding with a maturity date of September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2016 and 2015 was 2.52 percent and 2.07 percent, respectively. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
Ameriana Capital Trust I. On December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2007 for $10,310,000 and have a maturity of March 2036. Ameriana could not redeem the debenture prior to March 2011, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2016 and 2015 was 2.46 percent and 2.01 percent, respectively. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to -Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. Once the rates convert to floating on October 30, 2023, the Senior Debt will have an annual floating rate equal to the three-month LIBOR plus 2.345 percent and the Subordinated Debt will have an annual floating rate equal to the three-month LIBOR plus 4.095 percent. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem begin with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2016 and 2015 the Corporation was in compliance with these covenants.

Line of Credit. As of December 31, 2016, the line of credit was no longer in place. As of December 31, 2015, there was no outstanding balance on the line of credit.

•
On April 11, 2014 the Corporation entered into a line of credit agreement with U.S. Bank, N.A. with a maximum borrowing capacity of $20 million. The line of credit matured on April 8, 2016 and the agreement was not renewed. Interest was payable quarterly based on one-month LIBOR plus 2.00 percent. The line of credit had a quarterly facility fee of 0.25 percent on the unused balance. The line of credit agreement contained certain customary representations and warranties and financial and negative covenants.

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2016 and 2015, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016 and 2015, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1,001,133 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2016, the notional amount of customer-facing swaps was approximately $292,558,991.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2016 and December 31, 2015.

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$15	Other Assets	$36	Other Liabilities	$2,182	Other Liabilities	$2,921
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$6,295	Other Assets	$4,938	Other Liabilities	$6,295	Other Liabilities	$5,149

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended
	2016	2015
Interest rate products	$(368)	$(1,681)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2016, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2016	2015	2014
Interest rate contracts	Other income	$211	$(53)	$(73)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2016	2015	2014
Interest rate contracts	Interest expense	$(1,250)	$(1,427)	$(1,411)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2016, the termination value of derivatives in a net liability position related to these agreements was $3,821,000. As of December 31, 2016, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $7,516,000. If the Corporation had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, government-sponsored mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, corporate obligations and equity securities. Level 3 fair value for state and municipal, corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in Note 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$100		$100
State and municipal	363,658		358,524	$5,134
U.S. Government-sponsored mortgage-backed securities	312,292		312,292
Corporate obligations	31			31
Equity securities	20,781	$18,765	2,012	4
Interest rate swap asset	6,295		6,295
Interest rate cap	15		15
Interest rate swap liability	8,477		8,477

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

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2016 and 2015.

	Available for Sale Securities
	For The Year Ended
	December 31, 2016	December 31, 2015
Beginning Balance	$5,932	$6,646
Included in other comprehensive income	(223)	199
Principal payments	(540)	(913)
Ending balance	$5,169	$5,932

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2016 or 2015.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2016 or 2015.

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2016 and 2015.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$15,318			$15,318
Other real estate owned	$1,612			$1,612

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$7,066			$7,066
Other real estate owned	$5,529			$5,529

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2016 and 2015.

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,134	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 20 years A- to BBB- .69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$15,318	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$1,612	Appraisals	Discount to reflect current market conditions	0% - 10% (9%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,897	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 15 years A- to BBB- .80% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$7,066	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 50% (2%)

Other real estate owned	$5,529	Appraisals	Discount to reflect current market conditions	0% - 20% (2%)

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015.

	2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$127,927	$127,927
Interest-bearing time deposits	24,459	24,459
Investment securities available for sale	696,862	18,765	$672,928	$5,169
Investment securities held to maturity	607,643		597,246	14,687
Loans held for sale	2,929		2,929
Loans	5,073,608			4,933,552
Federal Home Loan Bank stock	17,964		17,964
Interest rate swap asset	6,310		6,310
Interest receivable	26,194		26,194
Liabilities at December 31:
Deposits	$5,556,498	$4,427,605	$1,111,491
Borrowings:
Federal funds purchased	120,349		120,349
Securities sold under repurchase agreements	146,480		146,449
Federal Home Loan Bank advances	298,923		297,465
Subordinated debentures and term loans	128,445		105,930
Interest rate swap liability	8,477		8,477
Interest payable	3,110		3,110

	2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$102,170	$102,170
Interest-bearing time deposits	32,315	32,315
Investment securities available for sale	658,400		$652,468	$5,932
Investment securities held to maturity	618,599		598,082	34,298
Loans held for sale	9,894		9,894
Loans	4,631,369			4,539,940
Federal Reserve and Federal Home Loan Bank stock	37,633		37,633
Interest rate swap asset	4,974		4,974
Interest receivable	24,415		24,415
Liabilities at December 31:
Deposits	$5,289,647	$4,095,004	$1,177,142
Borrowings:
Federal funds purchased	49,721		49,721
Securities sold under repurchase agreements	155,325		155,325
Federal Home Loan Bank advances	235,652		236,375
Subordinated debentures and term loans	127,846		103,643
Interest rate swap liability	8,070		8,070
Interest payable	3,092		3,092

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2016	2015
Amounts of commitments:
Loan commitments to extend credit	$2,057,878	$1,547,048
Standby letters of credit	$46,010	$46,734

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2016 and 2015:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	(9,087)	(240)	(470)	(9,797)
Amounts reclassified from accumulated other comprehensive income	(2,203)	813	(1,032)	(2,422)
Period change	(11,290)	573	(1,502)	(12,219)
Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)

Balance at December 31, 2014	$14,098	$(2,182)	$(13,546)	$(1,630)
Other comprehensive income before reclassifications	(37)	(1,093)	2,404	1,274
Amounts reclassified from accumulated other comprehensive income	(1,736)	928	(198)	(1,006)
Period change	(1,773)	(165)	2,206	268
Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the years ended December 31, 2016, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2016	2015	2014	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$3,389	$2,670	$3,581	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(1,186)	(934)	(1,253)	Income tax expense
	$2,203	$1,736	$2,328

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(1,250)	$(1,427)	$(1,411)	Interest expense - subordinated debentures and term loans
Related income tax benefit	437	499	493	Income tax expense
	$(813)	$(928)	$(918)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$1,588	$305	$520	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	(556)	(107)	(182)	Income tax expense
	$1,032	$198	$338

Total reclassifications for the period, net of tax	$2,422	$1,006	1,748

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

REGULATORY CAPITAL AND DIVIDENDS

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. As of January 1, 2016, the Corporation is required to hold a capital conservation buffer of 0.625 percent, increasing by that amount each successive year until 2019. Under Basel III, the Corporation and Bank elected to opt-out of including AOCI in regulatory capital.

As of December 31, 2016, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2016 and December 31, 2015 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$851,521	14.21%	$479,470	8.00%	N/A	N/A
First Merchants Bank	800,598	13.30	481,490	8.00	$601,862	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$720,484	12.02%	$359,603	6.00%	N/A	N/A
First Merchants Bank	734,561	12.20	361,117	6.00	$481,490	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$665,445	11.10%	$269,702	4.50%	N/A	N/A
First Merchants Bank	734,561	12.20	270,838	4.50	$391,210	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$720,484	10.54%	$273,456	4.00%	N/A	N/A
First Merchants Bank	734,561	10.78	272,461	4.00	$340,576	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$783,776	14.94%	$419,809	8.00%	N/A	N/A
First Merchants Bank	739,793	13.98	423,242	8.00	$529,052	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$656,323	12.51%	$314,857	6.00%	N/A	N/A
First Merchants Bank	677,340	12.80	317,431	6.00	$423,242	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$603,063	11.49%	$236,143	4.50%	N/A	N/A
First Merchants Bank	677,340	12.80	238,074	4.50	$343,884	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$656,323	10.85%	$242,001	4.00%	N/A	N/A
First Merchants Bank	677,340	11.22	241,423	4.00	$301,779	5.00%

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Management believes that all of the above capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially Tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

Because these measures are not defined in GAAP, they are considered non-GAAP financial measures. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. For a reconciliation of GAAP measures to regulatory measures (non-GAAP), see additional details within the “Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Dividends

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2016, the amount available without prior regulatory approval for 2017 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $97,225,000.

Additionally, the Corporation has a Dividend Reinvestment and Stock Purchase Plan, enabling stockholders to elect to have their cash dividends on all shares automatically reinvested in additional shares of the Corporation’s common stock. In addition, stockholders may elect to make optional cash payments up to an aggregate of $2,500 per quarter for the purchase of additional shares of common stock.  The stock is credited to participant accounts at fair market value.  Dividends are reinvested on a quarterly basis.

Stock Repurchase Program

On February 9, 2016, the Board of Directors of the Corporation approved a stock repurchase program of up to $15 million of the outstanding shares of the Corporation's common stock. The shares may be purchased from time to time in open market transactions at prevailing market prices in accordance with federal securities laws. The Corporation is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Corporation at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements.

NOTE 18

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Fannie Mae, and Federal Home Loan Bank of Indianapolis, and the unpaid balances totaled $369,592,000, $312,204,000 and $254,223,000 at December 31, 2016, 2015 and 2014, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 19

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSA's vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSUs") can be credited to non-employee directors who elect to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2016, the Corporation did not have any outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2016, 2015, and 2014 was $2,600,000, $2,270,000, and $2,177,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

There were no stock options granted in 2016 or 2015. The estimated fair value of the stock options granted in prior years was calculated using a Black-Scholes option pricing model.  The weighted-average grant date fair value was $8.13 for stock options granted during the year ended December 31, 2014.

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

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 3.8 percent for the year ended December 31, 2016, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense:

	Years Ended December 31,
	2016	2015	2014
Stock and ESPP Options
Pre-tax compensation expense	$76	$101	$237
Income tax expense (benefit)	18	4	(47)
Stock and ESPP option expense, net of income taxes	$94	$105	$190
Restricted Stock Awards
Pre-tax compensation expense	$2,524	$2,169	$1,940
Income tax benefit	(883)	(749)	(679)
Restricted stock awards expense, net of income taxes	$1,641	$1,420	$1,261
Total Share-Based Compensation:
Pre-tax compensation expense	$2,600	$2,270	$2,177
Income tax benefit	(865)	(745)	(726)
Total share-based compensation expense, net of income taxes	$1,735	$1,525	$1,451

As of December 31, 2016, unrecognized compensation expense related to RSAs was $3,527,000 and is expected to be recognized over weighted-average period of 1.39 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2016.

Stock option activity under the Corporation's stock option plans, as of December 31, 2016, and changes during the year ended December 31, 2016, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	442,012	$19.99
Exercised	(128,848)	$19.37
Canceled	(52,953)	$25.09
Outstanding December 31, 2016	260,211	$19.26	2.71	$4,785,982
Vested and Expected to Vest at December 31, 2016	260,211	$19.26	2.71	$4,785,982
Exercisable at December 31, 2016	260,211	$19.26	2.71	$4,785,982

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

 The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2016.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016 and 2015 was $1,641,000 and $921,000, respectively. Cash receipts of stock options exercised during 2016 and 2015 were $2,495,000 and $1,461,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2016	354,504	$19.65
Granted	124,563	$24.01
Forfeited	(9,594)	$21.99
Vested	(141,126)	$16.62
Unvested RSAs at December 31, 2016	328,347	$22.87

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2016, quarterly offering period of approximately $23,000. The ESPP options vested during the three months ending December 31, 2016, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2016.

NOTE 20

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 19 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2016 and 2015.

	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of year	$71,747	$80,650
Service cost	9	55
Interest cost	3,273	3,087
Actuarial loss (gain)	2,679	(5,617)
Benefits paid	(5,263)	(6,428)
Net transfers in from Ameriana acquisition	11,645
Benefit obligation at end of year	$84,090	$71,747

Change in Plan Assets:
Fair value of plan assets at beginning of year	$71,396	$77,139
Actual return on plan assets	6,959	153
Employer contributions	739	532
Benefits paid	(5,263)	(6,428)
Ameriana acquisition	9,726
End of year	83,557	71,396
Funded status at end of year	$(533)	$(351)

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$7,041	$7,461
Assets	$5,028	$4,006
Liabilities	$5,561	$4,357

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic (Benefit) Cost, net of tax, consist of:
Accumulated loss	$(12,624)	$(13,857)
Prior service credit	(451)	(305)
	$(13,075)	$(14,162)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

 The actuarial (gain) loss recognized in 2016 and 2015 was primarily a result of discount rate assumption fluctuations.

Ameriana participated in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra Plan”), an industry-wide, tax-qualified defined-benefit pension plan. The Pentegra Plan operated as a multi-employer plan for accounting purposes and as a multiple employer plan under ERISA and the Internal Revenue Code. On November 20, 2015, Ameriana provided Pentegra a 60-day written notice of withdrawal as a Participating Employer in the Pentegra Plan. Upon completion of the withdrawal from the Pentegra Plan, the assets and liabilities were merged into the First Merchants Corporation Retirement Plan in 2016.

The accumulated benefit obligation for all defined benefit plans was $84,090,000 and $71,747,000 at December 31, 2016 and 2015, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the table below.

	December 31, 2016	December 31, 2015
Projected benefit obligation	$5,561	$4,357
Accumulated benefit obligation	$5,561	$4,357
Fair value of plan assets

The following table shows the components of net periodic pension costs:

	December 31, 2016	December 31, 2015	December 31, 2014
Service cost	$9	$55	$73
Interest cost	3,273	3,087	3,235
Expected return on plan assets	(4,508)	(4,471)	(4,467)
Amortization of prior service costs	79	64	81
Amortization of net loss	1,656	1,722	478
Net periodic pension (benefit) cost	$509	$457	$(600)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	December 31, 2016	December 31, 2015	December 31, 2014
Net periodic pension (benefit) cost	$509	$457	$(600)
Net gain (loss)	(228)	1,299	(12,203)
Amortization of loss	1,656	1,722	478
Amortization of prior service cost	79	64	81
Total recognized in other comprehensive income (loss)	1,507	3,085	(11,644)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$998	$2,628	$(11,044)

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31, 2016	December 31, 2015	December 31, 2014
Amortization of net loss	$(1,208)	$(1,505)	$(1,770)
Amortization of prior service cost	(90)	(61)	(64)
Total	$(1,298)	$(1,566)	$(1,834)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Significant assumptions include:

	December 31, 2016	December 31, 2015	December 31, 2014
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	4.20%	4.50%	4.00%
Rate of compensation increase for accruing active participants	3.00%	3.00%	3.00%
Weighted-average Assumptions Used to Determine Cost:
Discount rate	4.50%	4.00%	4.80%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase for accruing active participants	3.00%	3.00%	3.00%

At December 31, 2016 and 2015, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

The plans’ risk management practices include semi-annual evaluations of investment managers, including reviews of compliance with investment manager guidelines and restrictions; ability to exceed performance objectives; adherence to the investment philosophy and style; and ability to exceed the performance of other investment managers. The evaluations are reviewed by management with appropriate follow-up and actions taken, as deemed necessary. The Investment Policy Statement generally allows investments in cash and cash equivalents, real estate, fixed income debt securities and equity securities, and specifically prohibits investments in derivatives, options, futures, private placements, short selling, non-marketable securities and purchases of individual non-investment grade bonds.

At December 31, 2016, the maturities of the plans’ debt securities ranged from 15 days to 8.03 years, with a weighted average maturity of 3.97 years. At December 31, 2015, the maturities of the plans’ debt securities ranged from 15 days to 9.04 years, with a weighted average maturity of 4.47 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2016. The minimum contribution required in 2017 will likely be zero but the Corporation may decide to make a discretionary contribution during the year.

2017	$5,756
2018	5,644
2019	5,802
2020	5,688
2021	5,557
After 2021	27,118
$55,565

Plan assets are re-balanced quarterly. At December 31, 2016 and 2015, plan assets by category are as follows:

	December 31, 2016		December 31, 2015
	Actual	Target	Actual	Target
Cash and cash equivalents	4.5%	3.0%	2.2%	2.0%
Equity securities	55.8	55.0	58.1	60.0
Debt securities	37.7	40.0	37.4	36.0
Alternative investments	2.0	2.0	2.3	2.0
	100.0%	100.0%	100.0%	100.0%

The Savings Plan, a Section 401(k) qualified defined contribution plan, was amended on March 1, 2005 to provide enhanced retirement benefits, including employer and matching contributions, for eligible employees of the Corporation and its subsidiaries. The Corporation matches employees’ contributions primarily at the rate of 50 percent for the first 6 percent of base salary contributed by participants.

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $3,441,000, $3,526,000 and $3,396,000 for 2016, 2015 and 2014, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation maintains post retirement benefit plans that provide health insurance benefits to retirees. The plans allow retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees pay 100 percent of the premiums due for their coverage. The Corporation elected to terminate this plan effective December 31, 2017. As a result of the termination, the Corporation recognized a curtailment gain of $2,157,000 as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME. The obligations payable under the plans totaled $54,000 and $1,403,000 at December 31, 2016 and 2015, respectively. Post retirement plan expense totaled $(2,437,000), $(127,000) and $97,000 for the years ending December 31, 2016, 2015 and 2014, respectively.

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $64,064,000 and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $19,493,000 and include governmental agencies, taxable municipals, common collective trust investments (which are classified below as Party-in-Interest investments -- common bond fund and common equity fund) and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2016 and 2015.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$3,778	$3,778
Corporate Bonds and Notes	10,646	10,646
Government Agency and Municipal Bonds and Notes	6,855		$6,855
Certificates of Deposit	1,268		1,268
Party-in-Interest Investments
Common Stock	2,278	2,278
Common Bond Fund	4,744		4,744
Common Equity Fund	6,626		6,626
Mutual Funds
Taxable Bond	7,974	7,974
Large Cap Equity	19,611	19,611
Mid Cap Equity	10,304	10,304
Small Cap Equity	4,680	4,680
International Equity	3,093	3,093
Specialty Alternative Equity	1,700	1,700
	$83,557	$64,064	$19,493

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$1,608	$1,608
Corporate Bonds and Notes	9,113	9,113
Government Agency and Municipal Bonds and Notes	6,993		$6,993
Certificates of Deposit	1,511		1,511
Party-in-Interest Investments
Common Stock	1,538	1,538
Common Bond Fund	4,647		4,647
Common Equity Fund	5,812		5,812
Mutual Funds
Taxable Bond	4,536	4,536
Large Cap Equity	18,528	18,528
Mid Cap Equity	8,537	8,537
Small Cap Equity	3,578	3,578
International Equity	3,353	3,353
Specialty Alternative Equity	1,642	1,642
	$71,396	$52,433	$18,963

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2016, 2015, 2014:

	2016	2015	2014
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 35%	$38,031	$31,867	$28,800
Tax-exempt Interest Income	(8,749)	(7,083)	(5,148)
Basis Difference on Sale of Insurance Subsidiary		2,252
Stock Compensation	27	34	36
Earnings on Life Insurance	(1,486)	(1,012)	(1,271)
Tax Credits	(564)	(583)	(911)
Other	350	190	617
Income Tax Expense	$27,609	$25,665	$22,123

Income tax expense consists of the following components for the years ended December 31, 2016, 2015, 2014:

	2016	2015	2014
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$18,998	$21,221	$7,075
State
Deferred:
Federal	8,233	3,952	14,538
State	378	492	510
Income Tax Expense	$27,609	$25,665	$22,123

Significant components of the net deferred tax assets (liabilities) resulting from temporary differences were as follows at December 31, 2016 and 2015:

	2016	2015
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$26,315	$25,867
Differences in Accounting for Loan Fees	1,918	762
Differences in Accounting for Loans and Securities	5,689	9,359
Deferred Compensation	3,471	5,100
Difference in Accounting for Pensions and Other Employee Benefits	83	2,247
Federal & State Income Tax Loss Carryforward and Credits	16,643	23,737
Other	4,210	9,310
Total Assets	58,329	76,382
Liabilities:
Differences in Depreciation Methods	8,216	7,742
State Income Tax	237	591
Net Unrealized Gain on Securities Available for Sale	557	6,636
Gain on FDIC Modified Whole Bank Transaction	1,126	1,405
Other	623	717
Total Liabilities	10,759	17,091
Net Deferred Tax Asset Before Valuation Allowance	47,570	59,291
Valuation allowance:
Beginning Balance	(15,736)	(17,568)
Decrease/(Increase) During the Year	5,921	1,832
Ending Balance	(9,815)	(15,736)
Net Deferred Tax Asset	$37,755	$43,555

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The $5,800,000 decrease in the Corporation’s net deferred tax asset was due the combination of a decrease in deferred tax assets offset by a decrease in deferred tax liabilities. The largest deferred tax asset decreases were associated with accounting for loans, other real estate owned, federal net operating loss carryforwards, and pensions and other employee benefits of $3,670,000, $2,592,000, $2,308,000, and $2,164,000, respectively. The deferred tax asset decreases were partially offset by a decline in the deferred tax liability associated with the accounting for unrealized gains on available for sale securities of $6,079,000.

As of December 31, 2016, the Corporation has approximately $91,143,000 of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2020. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $10,491,000. Management believes it is more likely than not that the benefit from certain of these state NOL carryforwards and certain other state deferred tax assets will not be fully realized. In recognition of this risk, the Corporation has recorded a valuation allowance of $9,815,000 against its state deferred tax assets.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13,393,000 and $11,883,000, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2016, would have been approximately $8,847,000.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2013.

NOTE 22

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2016			2015			2014
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:
Net income available to common stockholders	$81,051	40,767,343	$1.99	$65,384	37,816,399	$1.73	$60,162	36,266,356	$1.66
Effect of dilutive stock options and warrants		245,790			271,834			288,253
Diluted net income per share:
Net income available to common stockholders	$81,051	41,013,133	$1.98	$65,384	38,088,233	$1.72	$60,162	36,554,609	$1.65

Options to purchase 51,949, 286,119, and 543,514 shares of common stock with weighted average exercise prices of $19.26, $19.99, and $20.99 at December 31, 2016, 2015 and 2014 respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 23

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2016 and 2015:

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$61,227	$62,704	$64,376	$65,005	$52,944	$55,202	$56,538	$56,514
Interest expense	6,772	6,742	6,694	6,631	5,968	6,171	6,215	6,440
Net interest income	54,455	55,962	57,682	58,374	46,976	49,031	50,323	50,074
Provision for loan losses	550	790	1,900	2,417		417
Net interest income after provision for loan losses	53,905	55,172	55,782	55,957	46,976	48,614	50,323	50,074
Non-interest income	15,837	16,385	16,861	16,120	15,399	24,106	16,332	14,031
Non-interest expense	46,475	44,835	44,115	41,934	40,369	45,896	43,031	45,510
Income before income tax expense	23,267	26,722	28,528	30,143	22,006	26,824	23,624	18,595
Income tax expense	5,574	6,716	7,469	7,850	5,834	8,856	6,557	4,418
Net income available to common stockholders	$17,693	$20,006	$21,059	$22,293	$16,172	$17,968	$17,067	$14,177

Basic EPS	$0.43	$0.50	$0.51	$0.55	$0.43	$0.47	$0.46	$0.37
Diluted EPS	$0.43	$0.49	$0.51	$0.55	$0.43	$0.47	$0.45	$0.37
Average Shares Outstanding:
Basic	40,690,573	40,751,720	40,779,423	40,846,650	37,709,883	37,793,448	37,850,827	37,908,873
Diluted	40,916,972	40,969,111	41,025,784	41,124,179	38,000,074	38,043,359	38,118,199	38,190,694

NOTE 24

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Cash	$31,944	$43,622
Investment in subsidiaries	978,291	932,372
Investment securities	18,765
Premises and equipment	1,260	1,361
Interest receivable	47	47
Goodwill	448	448
Cash surrender value of life insurance	1,082	1,041
Tax asset, deferred and receivable	521	2,024
Other assets	5,274	5,195
Total assets	$1,037,632	$986,110
Liabilities
Subordinated debentures and term loans	$127,427	$127,663
Interest payable	880	873
Other liabilities	7,668	7,065
Total liabilities	135,975	135,601
Stockholders' equity	901,657	850,509
Total liabilities and stockholders' equity	$1,037,632	$986,110

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2016	December 31, 2015	December 31, 2014
Income
Dividends from subsidiaries	$33,546	$39,032	$53,231
Gain on the sale of insurance subsidiary		8,265
Gain on cancellation of subordinated debentures		1,250
Other income	143	197	538
Total income	33,689	48,744	53,769
Expenses
Interest expense	7,185	6,661	6,616
Salaries and employee benefits	639	3,023	3,128
Net occupancy and equipment expenses	832	464	442
Other outside services	967	1,455	458
Professional services	279	636	409
Other expenses	(470)	1,234	1,132
Total expenses	9,432	13,473	12,185
Income before income tax benefit (expense) and equity in undistributed income of subsidiaries	24,257	35,271	41,584
Income tax benefit (expense)	3,243	(974)	3,999
Income before equity in undistributed income of subsidiaries	27,500	34,297	45,583
Equity in undistributed (distributions in excess of) income of subsidiaries	53,551	31,087	14,579
Net income available to common stockholders	$81,051	$65,384	$60,162

Net income	$81,051	$65,384	$60,162
Other comprehensive income (loss)	(12,219)	268	4,780
Comprehensive income	$68,832	$65,652	$64,942

Condensed Statement of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash Flow From Operating Activities:
Net income	$81,051	$65,384	$60,162
Adjustments to Reconcile Net Income to Net Cash:
Share-based compensation	1,166	843	887
Distributions in excess of (equity in undistributed) income of subsidiaries	(53,551)	(31,087)	(14,579)
Gain on sale of insurance subsidiary		(8,265)
Gain on cancellation of subordinated debentures		(1,250)
Net Change in:
Other assets	833	(441)	2,425
Other liabilities	849	(1,486)	1,466
Investment in subsidiaries - operating activities	(1,938)	197	(4,517)
Net cash provided by operating activities	28,410	23,895	45,844
Cash Flow From Investing Activities:
Purchase of securities available for sale	(19,804)
Net cash paid in acquisition		(14,500)	(12,832)
Proceeds from business divestitures		16,000
Other		575
Net cash provided (used) in investing activities	(19,804)	2,075	(12,832)
Cash Flow From Financing Activities:
Cash dividends	(22,203)	(15,654)	(10,694)
Repayment of borrowings		(3,750)
Proceeds from issuance of long-term debt
Preferred stock redemption under small business lending fund
Stock issued under employee benefit plans	462	460	478
Stock issued under dividend reinvestment and stock purchase plan	835	661	523
Stock options exercised	2,602	1,531	564
Stock redeemed	(1,980)	(1,640)	(1,067)
Net cash used by financing activities	(20,284)	(18,392)	(10,196)
Cash, beginning of the year	43,622	36,044	13,228
Cash, end of year	$31,944	$43,622	$36,044

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 25

ACCOUNTING MATTERS

FASB Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.
The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, which adopt the amendments should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
FASB Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.
The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.
For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance was issued to address concerns that current generally accepted accounting principles (GAAP) restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the Current Expected Credit Loss (CECL) model.
Under the CECL model, certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined and cause a charge to earnings through the provision for loan losses. Such would adversely affect the financial condition of the Corporation.
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The impact of CECL model implementation is being evaluated, but it’s expected a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The magnitude of any such adjustment or the overall impact of the new standard on financial condition or results of operations cannot yet be determined.
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
Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The impact of this ASU is being evaluated, but it’s expected a one-time adjustment to the Corporation’s other assets and other liabilities on the consolidated balance sheet will occur as of the beginning of the first reporting period in which the new standard is effective. The magnitude of any such adjustment or the overall impact of the new standard on financial condition, results of operations and regulatory capital cannot yet be determined.

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
FASB Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606):
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update supersede virtually all existing GAAP revenue recognition guidance, including most industry-specific revenue recognition guidance. ASU 2014-09 creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires and entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. ASU 2014-09 applies to contracts with customers to provide goods and services, with certain exclusion such as lease contracts, financing arrangements and financial instruments. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.
The Corporation’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 could require the Corporation to change how certain recurring revenue streams are recognized; however, these changes are not expected to have a significant impact on the Corporation’s financial statements. The impact of ASU 2014-09 on components of non-interest income is still being evaluated. Adoption of the standard is required in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings if such adjustment is deemed to be significant.

NOTE 26

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 27

SUBSEQUENT EVENTS

The Arlington Bank Merger

On January 25, 2017, the Corporation, the Bank and The Arlington Bank, an Ohio savings bank ("Arlington Bank"), entered into an Agreement and Plan of Reorganization and Merger, pursuant to which Arlington Bank will, subject to the terms and conditions of the merger agreement, merge with and into the Bank, whereupon the separate corporate existence of Arlington Bank will cease and the Bank will survive. Based on the closing price of the Corporation's common stock on January 24, 2017 of $36.46 per share, the transaction value is estimated at approximately $75.8 million. The transaction is expected to be a tax-free stock exchange for Arlington Bank's shareholders who will be receiving the Corporation's common stock pursuant to the merger. Subject to Arlington Bank's shareholders’ approval of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the second quarter of 2017. Arlington Bank's total assets as of December 31, 2016 were $309 million.

Independent Alliance Banks, Inc. Merger

On February 17, 2017, the Corporation and Independent Alliance Banks, Inc., an Indiana corporation ("IALB"), entered into an Agreement and Plan of Reorganization and Merger, pursuant to which IALB will, subject to the terms and conditions of the merger agreement, merge with and into the Corporation, whereupon the separate corporate existence of IALB will cease and the Corporation will survive. Immediately following the merger, IALB's wholly-owned subsidiary, iAB Financial Bank, shall be merged with and into the Bank, with the Bank continuing as the surviving bank. On November 21, 2016, the Corporation purchased 495,112 shares or 12.1% of IALB's outstanding common stock from an IALB shareholder for $19.8 million. Based on the closing price of the Corporation's common stock on February 16, 2017 of $42.10 per share, the transaction value for the remaining shares of common stock, not owned by the Corporation, is approximately $251.3 million. The transaction is expected to be a tax-free stock exchange for IALB's shareholders who will be receiving the Corporation's common stock pursuant to the merger. Subject to IALB's shareholders’ approval of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the third quarter of 2017. IALB's total assets as of December 31, 2016 were $1.1 billion.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2016, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2016 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2016, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Merchants Corporation
Muncie, Indiana

We have audited First Merchants Corporation's (Corporation) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.
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
In our opinion, First Merchants Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Merchants Corporation and our report dated March 1, 2017, expressed an unqualified opinion thereon.

BKD, LLP
Indianapolis, Indiana
March 1, 2017

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s Proxy Statement dated March 21, 2017 to be furnished to its stockholders in connection with an annual meeting to be held May 1, 2017 (the “2017 Proxy Statement”), under the captions "BOARD OF DIRECTORS”; “CORPORATE GOVERNANCE”; "BOARD COMMITTEES - AUDIT COMMITTEE"; and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", is expressly incorporated herein by reference. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information - Executive Officers of the Registrant” of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation’s 2017 Proxy Statement, under the captions, "BOARD COMMITTEES - COMPENSATION AND HUMAN RESOURCES COMMITTEE - Compensation and Human Resources Committee Interlocks and Insider Participation and Compensation and Human Resources Committee Report"; "BOARD COMMITTEES - RISK AND CREDIT POLICY COMMITTEE"; "COMPENSATION OF EXECUTIVE OFFICERS"; and "COMPENSATION OF DIRECTORS" is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s 2017 Proxy Statement, under the captions, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", is expressly incorporated herein by reference. The information required under this item relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” on this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s 2017 Proxy Statement, under the captions, "CORPORATE GOVERNANCE - BOARD INDEPENDENCE"; and "TRANSACTIONS WITH RELATED PERSONS", is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Corporation’s 2017 Proxy Statement, under the caption "INDEPENDENT AUDITOR", is expressly incorporated herein by reference.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2016 and 2015
Consolidated statements of income, years ended December 31, 2016, 2015 and 2014
Consolidated statements of comprehensive income, years ended December 31, 2016, 2015 and 2014
Consolidated statements of stockholders' equity, years ended December 31, 2016, 2015 and 2014
Consolidated statements of cash flows, years ended December 31, 2016, 2015 and 2014
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger among First Merchants Corporation, First Merchants Bank and The Arlington Bank, dated as of January 25, 2017 (Incorporated by reference to registrant's Form 8-K filed on January 25, 2017) (SEC No. 000-17071)

2.2
Voting Agreement, dated January 25, 2017, among First Merchants Corporation and certain shareholders of The Arlington Bank (Incorporated by reference to registrant's Form 8-K filed on January 25, 2017) (SEC No. 000-17071)

2.3
Agreement and Plan of Reorganization and Merger among First Merchants Corporation and Independent Alliance Banks, Inc., dated as of February 17, 2017 (Incorporated by reference to registrant's Form 8-K filed on February 17, 2017) (SEC No. 000-17071)

2.4
Voting Agreement, dated February 17, 2017, among First Merchants Corporation and certain shareholders of Independent Alliance Banks, Inc. (Incorporated by reference to registrant's Form 8-K filed on February 17, 2017) (SEC No. 000-17071)

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 10-Q filed on November 9, 2011) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation, as amended (2)
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

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 13, 2017 (1)
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

10.9
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

10.10
Resolution of the Board of Directors of First Merchants Corporation on director compensation dated December 4, 2007 (Incorporated by reference to the registrant's Form 10-K for year ended December 31, 2007) (SEC No. 000-17071) (1)

10.11	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (SEC No. 000-17071) (1)
10.12
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.13	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)
10.14	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (SEC No. 000-17071) (1)
10.15	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (SEC No. 000-17071) (1)
10.16
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
(3) Furnished herewith.

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

PART IV: ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2017.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of March, 2017.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Michael C. Rechin
Michael R. Becher, Director	Michael C. Rechin, Director

/s/ Michael J. Fisher*	/s/ Charles E. Schalliol*
Michael J. Fisher, Director	Charles E. Schalliol, Director

/s/ F. Howard Halderman*	/s/ Patrick A. Sherman*
F. Howard Halderman, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Terry L. Walker*
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman*	/s/ Jean L. Wojtowicz*
Gary J. Lehman, Director	Jean L. Wojtowicz, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact March 1, 2017