Form 10-Q
period 2017-03-31
FIRST MERCHANTS CORP
filed 2017-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and "emergining growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ] (Do not check if smaller reporting company)  Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of April 30, 2017, there were 41,054,388 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Ameriana	Ameriana Bancorp, Inc., which was acquired by the Corporation on December 31, 2015.
ASC	Accounting Standards Codification
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CET1	Common Equity Tier 1
C Financial	C Financial Corporation, which was acquired by the Corporation on April 17, 2015.
CFS	CFS Bancorp, Inc., which was acquired by the Corporation on November 12, 2013.
CMT	Constant Maturity Treasury
Community	Community Bancshares, Inc., which was acquired by the Corporation on November 7, 2014.
Corporation	First Merchants Corporation
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
RSA	Restricted Stock Awards
SCB	SCB Bank, of which the Bank assumed substantially all the deposits and certain other liabilities and acquired certain other assets from the FDIC as receiver on February 10, 2012.
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$104,247	$127,927
Interest-bearing time deposits	20,439	24,459
Investment securities available for sale	730,788	696,862
Investment securities held to maturity (fair value of $602,091 and $611,933)	596,429	607,643
Loans held for sale	1,262	2,929
Loans, net of allowance for loan losses of $68,225 and $66,037	5,206,684	5,073,608
Premises and equipment	91,311	94,432
Federal Reserve and Federal Home Loan Bank stock	17,964	17,964
Interest receivable	25,174	26,194
Core deposit intangibles	13,963	14,866
Goodwill	244,000	244,000
Cash surrender value of life insurance	202,574	201,671
Other real estate owned	8,293	8,966
Tax asset, deferred and receivable	32,074	39,384
Other assets	30,991	30,706
TOTAL ASSETS	$7,326,193	$7,211,611
LIABILITIES
Deposits:
Noninterest-bearing	$1,373,778	$1,348,267
Interest-bearing	4,261,531	4,208,231
Total Deposits	5,635,309	5,556,498
Borrowings:
Federal funds purchased	102,000	120,349
Securities sold under repurchase agreements	139,007	146,480
Federal Home Loan Bank advances	338,919	298,923
Subordinated debentures and term loans	128,862	128,445
Total Borrowings	708,788	694,197
Interest payable	3,875	3,110
Other liabilities	48,751	56,149
Total Liabilities	6,396,723	6,309,954
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 50,000,000 shares
Issued and outstanding - 41,047,543 and 40,912,697 shares	5,131	5,114
Additional paid-in capital	509,953	509,018
Retained earnings	417,983	400,981
Accumulated other comprehensive income (loss)	(3,722)	(13,581)
Total Stockholders' Equity	929,470	901,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,326,193	$7,211,611

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans receivable:
Taxable	$56,357	$50,489
Tax exempt	2,333	1,315
Investment securities:
Taxable	4,308	4,328
Tax exempt	5,003	4,509
Deposits with financial institutions	44	106
Federal Reserve and Federal Home Loan Bank stock	189	480
Total Interest Income	68,234	61,227
INTEREST EXPENSE
Deposits	4,124	4,063
Federal funds purchased	228	28
Securities sold under repurchase agreements	88	100
Federal Home Loan Bank advances	978	796
Subordinated debentures and term loans	1,817	1,785
Total Interest Expense	7,235	6,772
NET INTEREST INCOME	60,999	54,455
Provision for loan losses	2,385	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	58,614	53,905
OTHER INCOME
Service charges on deposit accounts	4,174	4,145
Fiduciary activities	2,640	2,494
Other customer fees	4,863	5,059
Earnings on cash surrender value of life insurance	898	1,476
Net gains and fees on sales of loans	1,275	1,460
Net realized gains on sales of available for sale securities	598	997
Other income	398	206
Total Other Income	14,846	15,837
OTHER EXPENSES
Salaries and employee benefits	25,732	27,337
Net occupancy	4,216	4,022
Equipment	2,807	3,238
Marketing	565	737
Outside data processing fees	2,616	2,069
Printing and office supplies	264	364
Core deposit amortization	903	978
FDIC assessments	570	950
Other real estate owned and foreclosure expenses	531	751
Professional and other outside services	1,734	2,162
Other expenses	3,161	3,867
Total Other Expenses	43,099	46,475
INCOME BEFORE INCOME TAX	30,361	23,267
Income tax expense	7,168	5,574
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,193	$17,693
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.57	$0.43
Diluted Net Income Available to Common Stockholders	$0.56	$0.43
Cash Dividends Paid	$0.15	$0.11
Average Diluted Shares Outstanding (in thousands)	41,221	40,917

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$23,193	$17,693
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of tax of $5,444 and $2,765	10,110	5,135
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $11 and $684	23	(1,270)
Reclassification adjustment for net gains included in net income, net of tax of $115 and $236	(215)	(437)
Defined benefit pension plan amortization of prior service cost, net of tax of $32	(59)
	9,859	3,428
Comprehensive income	$33,052	$21,121

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2016	125	$125	40,912,697	$5,114	$509,018	$400,981	$(13,581)	$901,657
Comprehensive income
Net income						23,193		23,193
Other comprehensive income, net of tax							9,859	9,859
Cash dividends on common stock ($.15 per share)						(6,191)		(6,191)
Share-based compensation			76,951	10	563			573
Stock issued under employee benefit plans			3,453		114			114
Stock issued under dividend reinvestment and stock purchase plan			4,973	1	204			205
Stock options exercised			80,835	10	1,304			1,314
Stock redeemed			(31,366)	(4)	(1,250)			(1,254)
Balances, March 31, 2017	125	$125	41,047,543	$5,131	$509,953	$417,983	$(3,722)	$929,470

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flow From Operating Activities:
Net income	$23,193	$17,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,385	550
Depreciation and amortization	1,830	1,835
Change in deferred taxes	3,019	3,324
Share-based compensation	573	593
Loans originated for sale	(46,280)	(87,689)
Proceeds from sales of loans held for sale	48,903	93,955
Gains on sales of loans held for sale	(956)	(1,204)
Gains on sales of securities available for sale	(598)	(997)
Change in interest receivable	1,020	1,579
Change in interest payable	765	818
Other adjustments	1,474	(5,661)
Net cash provided by operating activities	35,328	24,796
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	4,020	(45,138)
Purchases of:
Securities available for sale	(68,819)	(32,632)
Securities held to maturity	(7,438)	(35,086)
Proceeds from sales of securities available for sale	26,169	69,623
Proceeds from maturities of:
Securities available for sale	15,374	13,137
Securities held to maturity	18,076	19,134
Change in Federal Reserve and Federal Home Loan Bank stock		80
Net change in loans	(136,141)	(20,235)
Proceeds from the sale of other real estate owned	1,228	2,084
Other adjustments	1,291	(1,226)
Net cash used in investing activities	(146,240)	(30,259)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(1,047)	44,902
Certificates of deposit and other time deposits	79,858	(24,650)
Borrowings	480,059	110,060
Repayment of borrowings	(465,826)	(136,321)
Cash dividends on common stock	(6,191)	(4,509)
Stock issued under employee benefit plans	114	119
Stock issued under dividend reinvestment and stock purchase plans	205	165
Stock options exercised	1,314	73
Stock redeemed	(1,254)	(808)
Net cash provided by (used in) financing activities	87,232	(10,969)
Net Change in Cash and Cash Equivalents	(23,680)	(16,432)
Cash and Cash Equivalents, January 1	127,927	102,170
Cash and Cash Equivalents, March 31	$104,247	$85,738
Additional cash flow information:
Interest paid	$6,470	$5,954
Income tax paid		3,500
Loans transferred to other real estate owned	680	32
Fixed assets transferred to other real estate owned		360
Non-cash investing activities using trade date accounting	8,162	19,935

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

ACQUISITIONS

Ameriana Bancorp, Inc.

On December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana merged with and into the Corporation (the "Ameriana Merger") whereupon the separate corporate existence of Ameriana ceased and the Corporation survived. Immediately following the Ameriana Merger, Ameriana Bank, an Indiana bank and wholly-owned subsidiary of Ameriana, merged with and into the Bank, with the Bank continuing as the surviving bank. Ameriana was headquartered in New Castle, Indiana and had 13 banking centers serving central and east central Indiana. Pursuant to the merger agreement, each Ameriana shareholder received 0.9037 shares of the Corporation's common stock for each outstanding share of Ameriana common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million. The Corporation engaged in this transaction with the expectation that it would be accretive and expand the existing footprint in central and east central Indiana. Goodwill resulted from this transaction due to the synergies and economies of scale.

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
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2017
U.S. Treasury	$747			$747
State and municipal	368,545	$9,345	$4,153	373,737
U.S. Government-sponsored mortgage-backed securities	323,912	1,736	2,949	322,699
Corporate obligations	31			31
Equity securities	21,820	11,754		33,574
Total available for sale	715,055	22,835	7,102	730,788
Held to maturity at March 31, 2017
U.S. Government-sponsored agency securities	22,618		458	22,160
State and municipal	231,129	4,096	1,386	233,839
U.S. Government-sponsored mortgage-backed securities	342,682	4,941	1,531	346,092
Total held to maturity	596,429	9,037	3,375	602,091
Total Investment Securities	$1,311,484	$31,872	$10,477	$1,332,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

The amortized cost and fair value of available for sale and held to maturity securities at March 31, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2017:
Due in one year or less	$3,604	$3,643	$4,771	$4,825
Due after one through five years	10,687	11,260	70,442	71,687
Due after five through ten years	57,708	59,851	51,387	51,438
Due after ten years	297,324	299,761	127,147	128,049
	$369,323	$374,515	$253,747	$255,999
U.S. Government-sponsored mortgage-backed securities	323,912	322,699	342,682	346,092
Equity securities	21,820	33,574
Total Investment Securities	$715,055	$730,788	$596,429	$602,091

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2016
Due in one year or less	$2,703	$2,717	$2,046	$2,047
Due after one through five years	16,359	17,068	61,921	63,193
Due after five through ten years	60,614	62,241	61,606	61,145
Due after ten years	281,234	281,763	121,857	121,906
	$360,910	$363,789	$247,430	$248,291
U.S. Government-sponsored mortgage-backed securities	313,459	312,292	360,213	363,642
Equity securities	21,820	20,781
Total Investment Securities	$696,189	$696,862	$607,643	$611,933

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $551,860,000 at March 31, 2017, and $572,896,000 at December 31, 2016.

The book value of securities sold under agreements to repurchase amounted to $138,657,000 at March 31, 2017, and $145,936,000 at December 31, 2016.

Gross gains on the sales and redemptions of available for sale securities for the three months ended March 31, 2017 and 2016 are shown below.

	Three Months Ended March 31,
	2017	2016
Sales and Redemptions of Available for Sale Securities:
Gross gains	$598	$997
Gross losses

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2017, and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at March 31, 2017
State and municipal	$109,641	$4,153			$109,641	$4,153
U.S. Government-sponsored mortgage-backed securities	183,878	2,949			183,878	2,949
Total Temporarily Impaired Available for Sale Securities	293,519	7,102			293,519	7,102
Temporarily Impaired Held to Maturity Securities at March 31, 2017
Federal agencies	22,160	458			22,160	458
State and municipal	36,582	1,386			36,582	1,386
U.S. Government-sponsored mortgage-backed securities	108,696	1,531			108,696	1,531
Total Temporarily Impaired Held to Maturity Securities	167,438	3,375			167,438	3,375
Total Temporarily Impaired Investment Securities	$460,957	$10,477			$460,957	$10,477

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2016
State and municipal	$126,593	$5,564			$126,593	$5,564
U.S. Government-sponsored mortgage-backed securities	185,544	3,071			185,544	3,071
Equity Securities	18,765	1,039			18,765	1,039
Total Temporarily Impaired Available for Sale Securities	330,902	9,674			330,902	9,674
Temporarily Impaired Held to Maturity Securities at December 31, 2016
U.S. Government-sponsored agency securities	19,121	479			19,121	479
State and municipal	50,897	1,796			50,897	1,796
U.S. Government-sponsored mortgage-backed securities	109,377	1,527			109,377	1,527
Total Temporarily Impaired Held to Maturity Securities	179,395	3,802			179,395	3,802
Total Temporarily Impaired Investment Securities	$510,297	$13,476			$510,297	$13,476

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2017	December 31, 2016
Investments reported at less than historical cost:
Historical cost	$471,434	$523,773
Fair value	$460,957	$510,297
Percent of the Corporation's available for sale and held to maturity portfolio	34.7%	39.1%

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified.

The Corporation’s management has evaluated all securities with unrealized losses for other-than temporary impairment as of March 31, 2017. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2017. The state and political subdivision securities portfolio contains unrealized losses of $4,153,000 on eighty-three securities and $1,386,000 on fifty-one securities in the available for sale and held to maturity portfolios, respectively.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2017. The mortgage-backed securities portfolio contains unrealized losses of $2,949,000 on forty-five securities and $1,531,000 on thirty-one securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investment in U.S. Government-Sponsored Agency securities were a result of interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2017. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized losses in the available for sale portfolio, and $458,000 on five securities in the held to maturity portfolio.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, residential real estate and consumer, which results in portfolio diversification.  The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale as of March 31, 2017, and December 31, 2016, were $1,262,000 and $2,929,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2017	December 31, 2016
Commercial and industrial loans	$1,258,840	$1,194,646
Agricultural production financing and other loans to farmers	77,021	79,689
Real estate loans:
Construction	336,931	418,703
Commercial and farmland	2,118,431	1,953,062
Residential	737,918	739,169
Home equity	423,708	418,525
Individuals' loans for household and other personal expenditures	77,590	77,479
Lease financing receivables, net of unearned income	261	311
Other commercial loans	244,209	258,061
Loans	$5,274,909	$5,139,645
Allowance for loan losses	(68,225)	(66,037)
Net Loans	$5,206,684	$5,073,608

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at March 31, 2017.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The allowance is increased by provision expense and decreased by charge-offs less recoveries. All charge-offs are approved by the Bank’s senior loan officers or loan committees, depending on the amount of the charge-off. The Bank charges off a loan when a determination is made that all or a portion of the loan is uncollectible. The amount provided for loan losses in a given period may be greater than or less than net loan losses experienced during the period, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount is based on management’s ongoing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and independent loan reviews.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of the current environment and economic conditions on the portfolio.

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

The historical loss allocation for loans not deemed impaired according to ASC 450 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment. The historical loss factors are based upon actual loss experience within each risk and call code classification. The historical look back period for non-criticized loans looks to the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans. Each of the rolling four quarter periods used to obtain the average, include all charge-offs for the previous twelve-month period, therefore the historical look back period includes seven quarters. The resulting allocation is reflective of current conditions. Criticized loans are grouped based on the risk grade assigned to the loan. Loans with a special mention grade are assigned a loss factor, and loans with a classified grade but not impaired are assigned a separate loss factor. The loss factor computation for this allocation includes a segmented historical loss migration analysis of risk grades to charge-off.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2017, and March 31, 2016:

	Three Months Ended March 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	1,197	247	249	692		2,385
Recoveries on loans	366	564	101	237		1,268
Loans charged-off	(735)	(152)	(153)	(425)		(1,465)
Balances, March 31, 2017	$28,524	$24,320	$3,120	$12,259	$2	$68,225

	Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	139	214	33	164		550
Recoveries on loans	292	952	78	312		1,634
Loans charged-off	(645)	(994)	(153)	(759)		(2,551)
Balances, March 31, 2016	$26,264	$22,317	$2,647	$10,856	$2	$62,086

The following tables show the Corporation’s allowance for loan losses and loan portfolio by segment as of the periods indicated:

	March 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$36	$829		$317		$1,182
Collectively evaluated for impairment	28,488	23,491	$3,120	11,942	$2	67,043
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$28,524	$24,320	$3,120	$12,259	$2	$68,225
Loan Balances:
Individually evaluated for impairment	$3,314	$21,701	$8	$4,444		$29,467
Collectively evaluated for impairment	1,573,619	2,405,977	77,582	1,155,610	$261	5,213,049
Loans Acquired with Deteriorated Credit Quality	3,137	27,684		1,572		32,393
Loans	$1,580,070	$2,455,362	$77,590	$1,161,626	$261	$5,274,909

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$37	$553		$298		$888
Collectively evaluated for impairment	27,659	23,108	$2,923	11,457	$2	65,149
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Loan Balances:
Individually evaluated for impairment	$4,762	$21,358	$9	$4,450		$30,579
Collectively evaluated for impairment	1,520,981	2,315,686	77,470	1,151,396	$311	5,065,844
Loans Acquired with Deteriorated Credit Quality	6,653	34,721		1,848		43,222
Loans	$1,532,396	$2,371,765	$77,479	$1,157,694	$311	$5,139,645

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	March 31, 2017	December 31, 2016
Commercial and industrial loans	$1,975	$1,839
Agriculture production financing and other loans to farmers	665	1,329
Real estate loans:
Construction	71	73
Commercial and farmland	14,536	15,754
Residential	9,284	9,523
Home equity	1,324	1,457
Individuals' loans for household and other personal expenditures	65	23
Total	$27,920	$29,998

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt loan restructures.

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

The following tables show the composition of the Corporation’s commercial impaired loans by loan class as of the periods indicated:

	March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$13,715	$5,786
Agriculture production financing and other loans to farmers	14	5
Real estate Loans:
Construction	589
Commercial and farmland	63,743	46,185
Residential	7,664	4,335
Home equity	82	43
Other commercial loans	8
Total	$85,815	$56,354
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	$660	$660	$36
Real estate Loans:
Commercial and farmland	3,686	3,026	829
Residential	65	34	23
Total	$4,411	$3,720	$888
Total Impaired Loans	$90,226	$60,074	$888

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$17,645	$10,074
Agriculture production financing and other loans to farmers	757	680
Real estate Loans:
Construction	5,946	3,178
Commercial and farmland	67,936	49,731
Residential	8,039	4,664
Home equity	82	44
Other commercial loans	11
Total	$100,416	$68,371
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	$660	$660	$36
Real estate Loans:
Commercial and farmland	4,238	2,985	553
Residential	65	34	23
Total	$4,963	$3,679	$612
Total Impaired Loans	$105,379	$72,050	$612

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$8,571	$48
Agriculture production financing and other loans to farmers	145
Real estate Loans:
Commercial and farmland	46,680	577
Residential	4,471	41
Home equity	43
Total	$59,910	$666
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	$660
Real estate Loans:
Commercial and farmland	3,032
Residential	34
Total	$3,726
Total Impaired Loans	$63,636	$666

	Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$12,052	$109
Agriculture production financing and other loans to farmers	716	1
Real estate Loans:
Construction	4,262	85
Commercial and farmland	65,461	871
Residential	7,746	58
Home equity	225
Total	$90,462	$1,124
Impaired loans with related allowance:
Commercial and industrial loans	$1,363	$9
Agriculture production financing and other loans to farmers	1,315
Real estate Loans:
Commercial and farmland	1,756
Residential	879
Total	$5,313	$9
Total Impaired Loans	$95,775	$1,133

As part of the ongoing monitoring of the credit quality of the Corporation's loan portfolio, management tracks certain credit quality indicators including trends related to: (i) the level of criticized commercial loans, (ii) net charge-offs, (iii) non-performing loans and (iv) the general national and local economic conditions.

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

	March 31, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,190,546	$25,537	$42,757					$1,258,840
Agriculture production financing and other loans to farmers	23,236	34,044	19,741					77,021
Real estate Loans:
Construction	319,724	5,138	58			$11,940	$71	336,931
Commercial and farmland	1,963,654	65,537	87,197	$1,687		351	5	2,118,431
Residential	148,677	4,497	5,679			571,451	7,614	737,918
Home equity	9,588	47	352			412,339	1,382	423,708
Individuals' loans for household and other personal expenditures						77,503	87	77,590
Lease financing receivables, net of unearned income	261							261
Other commercial loans	243,339		870					244,209
Loans	$3,899,025	$134,800	$156,654	$1,687		$1,073,584	$9,159	$5,274,909

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,117,545	$30,919	$46,182					$1,194,646
Agriculture production financing and other loans to farmers	30,712	25,273	23,704					79,689
Real estate Loans:
Construction	398,646	3,490	1,858			$14,636	$73	418,703
Commercial and farmland	1,811,367	60,028	80,626			1,034	7	1,953,062
Residential	146,251	5,106	6,046			574,054	7,712	739,169
Home equity	7,310	47	516			409,237	1,415	418,525
Individuals' loans for household and other personal expenditures						77,456	23	77,479
Lease financing receivables, net of unearned income	228		83					311
Other commercial loans	257,861		200					258,061
Loans	$3,769,920	$124,863	$159,215			$1,076,417	$9,230	$5,139,645

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of March 31, 2017, and December 31, 2016.

	March 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,255,950	$915			$1,975	$2,890	$1,258,840
Agriculture production financing and other loans to farmers	75,251	1,105			665	1,770	77,021
Real estate loans:
Construction	336,027	833			71	904	336,931
Commercial and farmland	2,098,174	5,076	$645		14,536	20,257	2,118,431
Residential	725,168	2,836	630		9,284	12,750	737,918
Home equity	421,202	906	175	$101	1,324	2,506	423,708
Individuals' loans for household and other personal expenditures	77,175	285	43	22	65	415	77,590
Lease financing receivables, net of unearned income	261						261
Other commercial loans	244,209						244,209
Loans	$5,233,417	$11,956	$1,493	$123	$27,920	$41,492	$5,274,909

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,192,079	$466	$162	$100	$1,839	$2,567	$1,194,646
Agriculture production financing and other loans to farmers	78,360				1,329	1,329	79,689
Real estate loans:
Construction	415,975	2,655			73	2,728	418,703
Commercial and farmland	1,932,896	1,385	3,027		15,754	20,166	1,953,062
Residential	725,338	3,664	635	9	9,523	13,831	739,169
Home equity	415,969	850	246	3	1,457	2,556	418,525
Individuals' loans for household and other personal expenditures	76,929	470	57		23	550	77,479
Lease financing receivables, net of unearned income	311						311
Other commercial loans	258,061						258,061
Loans	$5,095,918	$9,490	$4,127	$112	$29,998	$43,727	$5,139,645

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

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended March 31, 2017
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial and farmland	$107	$241	3
Residential	121	122	2
Home equity	122
Total	$350	$363	5

	Three Months Ended March 31, 2016
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$260	$260	3
Agriculture production financing and other loans to farmers	465	331	2
Real estate loans:
Commercial and farmland	352	352	1
Residential	113	133	3
Individuals' loans for household and other personal expenditures	13	13	1
Total	$1,203	$1,089	10

The following tables summarize the recorded investment of troubled debt restructurings as of March 31, 2017 and 2016, by modification type, that occurred during the periods indicated:

	Three Months Ended March 31, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Commercial and farmland			$241	$241
Residential		$122		122
Total		$122	$241	$363

	Three Months Ended March 31, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$260	$260
Agriculture production financing and other loans to farmers		$331		331
Real estate loans:
Commercial and farmland			351	351
Residential		123		123
Individuals loans for household and other personal expenditures		13		13
Total		$467	$611	$1,078

Loans secured by commercial and farmland real estate made up 66 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2017, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended March 31, 2017
	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$223
Total	1	$223

	Three Months Ended March 31, 2016
	Number of Loans	Recorded Balance
Commercial and industrial loans	3	$260
Real estate loans:
Commercial and farmland	1	717
Total	4	$977

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1,104,000 and $1,530,000 at March 31, 2017 and December 31, 2016, respectively.

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial 30 - 89 day delinquent troubled debt loan restructures are included in the calculation of the delinquency trend environmental allowance allocation. All commercial non-impaired loans, including non-accrual and 90+ day delinquents, are included in the ASC 450 loss migration analysis.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation's most recent acquisition is detailed in NOTE 2, ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. In addition, the Corporation acquired C Financial in April 2015, Community in November 2014 and CFS in November 2013. The Corporation also acquired certain loans from SCB in February 2012. The following tables include the outstanding balance and carrying amount of all acquired loans which were included in the Corporation's balance sheet at March 31, 2017, and December 31, 2016.

	March 31, 2017
	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$6,888	$80	$2,100	$16,181	$3,267	$28,516
Agricultural production financing and other loans to farmers			1,551	50	1,134	2,735
Real estate loans:
Construction	10,953	2,376	2,844	128		16,301
Commercial and farmland	104,227	21,913	34,218	111,601	8,374	280,333
Residential	98,987	41,744	8,985	91,291	3,820	244,827
Home Equity	10,747	7,669	5,745	25,562	11,797	61,520
Individuals' loans for household and other personal expenditures	650	1	127	181	27	986
Other commercial loans	1,808			64		1,872
Total	$234,260	$73,783	$55,570	$245,058	$28,419	$637,090

Carrying Amount	$226,292	$71,983	$51,632	$233,356	$25,461	$608,724
Allowance	412		77	102		591
Carrying Amount Net of Allowance	$225,880	$71,983	$51,555	$233,254	$25,461	$608,133

	December 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$8,003	$85	$2,269	$23,327	$3,552	$37,236
Agricultural production financing and other loans to farmers			1,030	50	1,630	2,710
Real estate loans:
Construction	22,017	2,835	4,026	420		29,298
Commercial and farmland	103,075	22,130	36,947	131,895	9,315	303,362
Residential	103,414	44,101	9,363	96,627	4,135	257,640
Home Equity	11,728	7,947	6,326	26,894	11,924	64,819
Individuals' loans for household and other personal expenditures	762	2	147	201	30	1,142
Other commercial loans	1,825			65		1,890
Total	$250,824	$77,100	$60,108	$279,479	$30,586	$698,097

Carrying Amount	$240,053	$75,194	$56,007	$266,845	$27,318	$665,417
Allowance	265		23	92		380
Carrying Amount Net of Allowance	$239,788	$75,194	$55,984	$266,753	$27,318	$665,037

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of March 31, 2017 were $46.4 million and $32.4 million, respectively. The outstanding balance and related carrying amount of those loans as of December 31, 2016 were $60.5 million and $43.2 million, respectively.

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

	Three Months Ended March 31, 2017
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$1,630	$73	$1,233	$736	$279	$3,951
Additions
Accretion	(2,502)	(40)	(62)	(470)	(164)	(3,238)
Reclassification from nonaccretable	1,696	35	31	466	142	2,370
Disposals
Ending balance	$824	$68	$1,202	$732	$257	$3,083

	Three Months Ended March 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,160	$114	$1,508	$1,188	$642	$5,612
Additions
Accretion	(40)	(15)	(63)	(1,290)	(88)	(1,496)
Reclassification from nonaccretable		1	11	1,135	36	1,183
Disposals
Ending balance	$2,120	$100	$1,456	$1,033	$590	$5,299

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Corporation did not have any acquisition activity in the three months ended March 31, 2017. The Ameriana acquisition on December 31, 2015 resulted in $38,624,000 of goodwill, of which, $871,000 was recorded during the first quarter of 2016 as a measurement period adjustment.

2016
Balance, January 1	$243,129
Measurement period adjustment	871
Balance, December 31	$244,000

NOTE 7

CORE DEPOSIT INTANGIBLES

A core deposit intangible is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to the core deposit intangible for provisional amounts recorded at the acquisition date. The Ameriana acquisition on December 31, 2015 resulted in a core deposit intangible of $5,342,000, of which, $2,142,000 was recorded as a measurement period adjustment in the first quarter of 2016. Details regarding the acquisition are discussed in NOTE 2. ACQUISITIONS AND DIVESTITURES, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

The carrying basis and accumulated amortization of recognized core deposit intangibles are noted below.

	March 31, 2017	December 31, 2016
Gross carrying amount	$63,940	$61,798
Measurement period adjustment		2,142
Accumulated amortization	(49,977)	(49,074)
Core deposit intangibles	$13,963	$14,866

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Estimated future amortization expense is summarized as follows:

Amortization Expense
2017	$2,711
2018	2,299
2019	1,914
2020	1,733
2021	1,611
After 2021	3,695
$13,963

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of March 31, 2017 and December 31, 2016, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $893,000 from accumulated other comprehensive income to interest expense.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2017, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, and 2016, the Corporation did not recognize any ineffectiveness.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2017, the notional amount of customer-facing swaps was approximately $312,621,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2017, and December 31, 2016.

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$6	Other Assets	$15	Other Liabilities	$1,916	Other Liabilities	$2,182
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$6,373	Other Assets	$6,295	Other Liabilities	$6,373	Other Liabilities	$6,295

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2017	March 31, 2016
Interest Rate Products	$34	$(1,954)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three months ended March 31, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest rate contracts	Other income	$—	$(245)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest rate contracts	Interest Expense	(268)	(324)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of March 31, 2017, the termination value of derivatives in a net liability position related to these agreements was $3,317,000. As of March 31, 2017, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $8,706,000. If the Corporation had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury and equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include agencies, government-sponsored mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, corporate obligations and equity securities. Level 3 fair value for state and municipal, corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017, and December 31, 2016.

		Fair Value Measurements Using:
March 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$747	$747
State and municipal	373,737		$370,493	$3,244
U.S. Government-sponsored mortgage-backed securities	322,699		322,699
Corporate obligations	31			31
Equity securities	33,574	31,558	2,012	4
Interest rate swap asset	6,373		6,373
Interest rate cap	6		6
Interest rate swap liability	8,289		8,289

		Fair Value Measurements Using:
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$100		$100
State and municipal	363,658		358,524	$5,134
U.S. Government-sponsored mortgage-backed securities	312,292		312,292
Corporate obligations	31			31
Equity securities	20,781	$18,765	2,012	4
Interest rate swap asset	6,295		6,295
Interest rate cap	15		15
Interest rate swap liability	8,477		8,477

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2017 and 2016.

	Available for Sale Securities
	Three Months Ended
	March 31, 2017	March 31, 2016
Balance at beginning of the period	$5,169	$5,932
Included in other comprehensive income	11	38
Principal payments	(1,901)	(466)
Ending balance	$3,279	$5,504

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2017 or December 31, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2017 and 2016.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for
March 31, 2017, and December 31, 2016.

		Fair Value Measurements Using
March 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$4,813			$4,813
Other real estate owned	207			207

		Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$15,318			$15,318
Other real estate owned	1,612			1,612

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2017, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2017 and December 31, 2016.

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,244	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$4,813	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (2%)

Other real estate owned	$207	Appraisals	Discount to reflect current market conditions	0% - 15% (14%)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,134	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$15,318	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$1,612	Appraisals	Discount to reflect current market conditions	0% - 10% (9%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017, and December 31, 2016.

		March 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$104,247	$104,247
Interest-bearing time deposits	20,439	20,439
Investment securities available for sale	730,788	32,306	$695,203	$3,279
Investment securities held to maturity	596,429		588,185	13,906
Loans held for sale	1,262		1,262
Loans	5,206,684			5,076,999
Federal Home Loan Bank stock	17,964		17,964
Interest rate swap and cap asset	6,379		6,379
Interest receivable	25,174		25,174
Liabilities:
Deposits	$5,635,309	$4,426,558	$1,191,782
Borrowings:
Federal funds purchased	102,000		102,000
Securities sold under repurchase agreements	139,007		138,965
Federal Home Loan Bank advances	338,919		337,655
Subordinated debentures and term loans	128,862		106,584
Interest rate swap liability	8,289		8,289
Interest payable	3,875		3,875

		December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$127,927	$127,927
Interest-bearing time deposits	24,459	24,459
Investment securities available for sale	696,862	18,765	$672,928	$5,169
Investment securities held to maturity	607,643		597,246	14,687
Loans held for sale	2,929		2,929
Loans	5,073,608			4,933,552
Federal Home Loan Bank stock	17,964		17,964
Interest rate swap and cap asset	6,310		6,310
Interest receivable	26,194		26,194
Liabilities:
Deposits	$5,556,498	$4,427,605	$1,111,491
Borrowings:
Federal funds purchased	120,349		120,349
Securities sold under repurchase agreements	146,480		146,449
Federal Home Loan Bank advances	298,923		297,465
Subordinated debentures and term loans	128,445		105,930
Interest rate swap liability	8,477		8,477
Interest payable	3,110		3,110

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

Investment securities: Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of certain Level III securities is estimated using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2017 and December 31, 2016 were:

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$125,301	$1,337	$4,773	$7,596	$139,007

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$129,617	$1,337	$10,253	$5,273	$146,480

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2017 and 2016:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	10,110	23		10,133
Amounts reclassified from accumulated other comprehensive income	(389)	174	(59)	(274)
Period change	9,721	197	(59)	9,859
Balance at March 31, 2017	$10,756	$(1,577)	$(12,901)	$(3,722)

Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	5,135	(1,270)		3,865
Amounts reclassified from accumulated other comprehensive income	(648)	211		(437)
Period change	4,487	(1,059)	—	3,428
Balance at March 31, 2016	$16,812	$(3,406)	$(11,340)	$2,066

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss)Components	2017	2016	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$598	$997	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(209)	(349)	Income tax expense
	$389	$648

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(268)	$(324)	Interest expense - subordinated debentures and term loans
Related income tax benefit	94	113	Income tax expense
	$(174)	$(211)

Unrealized gains (losses) on defined benefit plans
Amortization of prior service costs	$91		Other expenses - salaries and employee benefits
Related income tax expense	(32)		Income tax expense
	$59	$—

Total reclassifications for the period, net of tax	$274	$437

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 3. INVESTMENT SECURITIES, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSU") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2017, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2017 was $573,000 compared to $593,000 for the three months ended March 31, 2016. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.8 percent for the three months ended March 31, 2017, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense and the income tax benefit of such awards. The income tax benefit increase in the three months ended March 31, 2017 is due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU
requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $772,000 of income tax benefit in the first quarter.

	Three Months Ended March 31,
	2017	2016
Stock and ESPP Options
Pre-tax compensation expense	$48	$15
Income tax expense (benefit)	(246)
Stock and ESPP option expense, net of income taxes	$(198)	$15
Restricted Stock Awards
Pre-tax compensation expense	$525	$578
Income tax benefit	(710)	(202)
Restricted stock awards expense, net of income taxes	$(185)	$376
Total Share-Based Compensation
Pre-tax compensation expense	$573	$593
Income tax benefit	(956)	(202)
Total share-based compensation expense, net of income taxes	$(383)	$391

As of March 31, 2017, unrecognized compensation expense related to RSAs was $3,087,000 and is expected to be recognized over a weighted-average period of 1.55 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2017.

Stock option activity under the Corporation's stock option plans as of March 31, 2017 and changes during the three months ended March 31, 2017, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	260,211	$19.26
Granted
Exercised	(80,835)	$22.76
Canceled
Outstanding March 31, 2017	179,376	$17.68	2.86	3,882,228
Vested and Expected to Vest at March 31, 2017	179,376	$17.68	2.86	3,882,228
Exercisable at March 31, 2017	179,376	$17.68	2.86	3,882,228

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2017.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $1,823,000 and $77,000, respectively. Cash receipts of stock options exercised during this same period were $1,314,000 and $73,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2017	328,347	$22.87
Granted	3,332	$39.32
Vested	(76,951)	$20.43
Forfeited	(2,682)	$23.02
Unvested RSAs at March 31, 2017	252,046	$23.83

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2017 quarterly offering period of approximately $48,000. The ESPP options vested during the three months ending March 31, 2017, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$10,627	$8,143
Tax-exempt interest income	(2,549)	(2,026)
Share-based compensation	(755)	2
Earnings on life insurance	(314)	(517)
Tax credits	(132)	(129)
Other	291	101
Actual Tax Expense	$7,168	$5,574

Effective Tax Rate	23.6%	24.0%

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

Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of share-based awards, the amount of compensation expense, if any, for future service that the Corporation has not yet recognized, are assumed to be used to repurchase common stock in the current period.

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017			2016
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	23,193	40,984,481	$0.57	17,693	40,690,573	$0.43
Effect of dilutive stock options and warrants		236,105			226,399
Diluted net income per share	$23,193	41,220,586	$0.56	$17,693	40,916,972	$0.43

For the three months ended March 31, 2017, there were no stock options with an option price greater than the average market price of the common stock. Stock options to purchase 153,721 shares for the three months ended March 31, 2016 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

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

FASB Accounting Standards Update No. 2017-08 -Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
Summary - The FASB has issued Accounting Standards Update (ASU) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.
Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. Stakeholders have expressed concerns with the current approach on the basis that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. Further, there is diversity in practice (1) in the amortization period for premiums of callable debt securities, and (2) in how the potential for exercise of a call is factored into current impairment assessments.
Another issue is that the practice in the United States is to quote, price, and trade callable debt securities assuming a model that incorporates consideration of calls (also referred to as “yield-to-worst” pricing).
The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.
The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted.
Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2017-07 -Compensation -Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation - Retirement Benefits.
The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.
The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).
The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

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

NOTE 17

CONSUMMATION OF MERGERS

The Arlington Bank Merger

On January 25, 2017, the Corporation, the Bank and The Arlington Bank, an Ohio savings bank ("Arlington Bank"), entered into an Agreement and Plan of Reorganization and Merger, pursuant to which Arlington Bank will, subject to the terms and conditions of the merger agreement, merge with and into the Bank, whereupon the separate corporate existence of Arlington Bank will cease and the Bank will survive. Based on the closing price of the Corporation's common stock on January 24, 2017 of $36.46 per share, the transaction value is estimated at approximately $75.8 million. The transaction is expected to be a tax-free stock exchange for Arlington Bank's shareholders who will be receiving the Corporation's common stock pursuant to the merger. Subject to Arlington Bank's shareholders’ approval of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the second quarter of 2017. Arlington Bank's total assets as of March 31, 2017 were $292 million.

Independent Alliance Banks, Inc. Merger

On February 17, 2017, the Corporation and Independent Alliance Banks, Inc., an Indiana corporation ("IALB"), entered into an Agreement and Plan of Reorganization and Merger, pursuant to which IALB will, subject to the terms and conditions of the merger agreement, merge with and into the Corporation, whereupon the separate corporate existence of IALB will cease and the Corporation will survive. Immediately following the merger, IALB's wholly-owned subsidiary, iAB Financial Bank, shall be merged with and into the Bank, with the Bank continuing as the surviving bank. On November 21, 2016, the Corporation purchased 495,112 shares or 12.1 percent of IALB's outstanding common stock from an IALB shareholder for $19.8 million. Based on the closing price of the Corporation's common stock on February 16, 2017 of $42.10 per share, the transaction value for the remaining shares of common stock, not owned by the Corporation, is approximately $251.3 million. The transaction is expected to be a tax-free stock exchange for IALB's shareholders who will be receiving the Corporation's common stock pursuant to the merger. Subject to IALB's shareholders’ approval of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the third quarter of 2017. IALB's total assets as of March 31, 2017 were $1.1 billion.

NOTE 18

SUBSEQUENT EVENTS

On May 1, 2017, the shareholders of the Corporation approved amendments to the Corporation's Articles of Incorporation to (i) increase the number of shares of common stock which it is authorized to issue from 50,000,000 to 100,000,000 shares; and (ii) eliminate the designations for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and the Senior Non-Cumulative Perpetual Preferred Stock, Series B, neither of which Series had any outstanding shares.

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2017, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 105 banking locations in twenty-seven Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported first quarter 2017 net income of $23.2 million, compared to $17.7 million during the first quarter of 2016, an increase of 31.1 percent. Diluted earnings per share for the period totaled $.56 per share, an increase of $.13 per share, or 30.2 percent, over the same period in 2016.

As of March 31, 2017, total assets equaled $7.3 billion, an increase of $114.6 million, or 1.6 percent, from December 31, 2016.  The Corporation's loan portfolio increased $133.6 million, with the largest increase in commercial and farmland and commercial and industrial. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $68.2 million as of March 31, 2017.  The allowance provided 244.4 percent coverage of all non-accrual loans and 1.29 percent of total loans.  The Corporation's provision expense totaled $2.4 million during the three months ended March 31, 2017, as net charge-offs totaled $197,000. For the three months ended March 31, 2016, the Corporation recorded $550,000 of provision expense and net charge-offs of $917,000. The increase in provision expense compared to the three months ended March 31, 2016, was primarily due to loan growth in the first quarter of 2017. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

As of March 31, 2017, total deposits equaled $5.6 billion, an increase of $78.8 million from December 31, 2016. The largest increases were in brokered deposits and certificates and other time deposits of $100,000 or more, which accounted for $38.3 million and $36.1 million of the overall increase, respectively.

Total borrowings increased $14.6 million as of March 31, 2017 compared to December 31, 2016 as Federal Home Loan Bank advances increased $40.0 million, which was partially offset by a decrease in Federal Funds purchased of $18.3 million.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 80 percent of revenues for the three months ended March 31, 2017. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the periods presents, the increases in net interest income were primarily driven by core organic loan growth. Additionally, the recent increases in the federal funds rate have contributed positively to net interest income and net interest margin.

Net interest margin for the first quarter of 2017 increased to 3.98 percent compared to the first quarter of 2016 of 3.83 percent. Asset yields increased 14 basis points FTE and interest costs decreased 1 basis points, resulting in a 15 basis point FTE increase in net interest income as compared to the same period in 2016. As a result of organic loan growth, earning assets increased $506,368,000 in the first quarter of 2017 compared to the first quarter 2016. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $4,293,000 and $2,509,000, respectively, for the three months ended March 31, 2017 and 2016.

Additional details of the Corporation's remaining loan fair value discount, accretable and nonaccretable yield can be found in NOTE 5. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2017, and 2016.

(Dollars in Thousands)	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$30,463	$45	0.59%	$75,709	$106	0.56%
Federal Reserve and Federal Home Loan Bank stock	17,964	189	4.21	37,632	480	5.10
Investment Securities: (1)
Taxable	711,490	4,308	2.42	716,486	4,328	2.42
Tax-Exempt (2)	586,525	7,697	5.25	520,922	6,937	5.33
Total Investment Securities	1,298,015	12,005	3.70	1,237,408	11,265	3.64
Loans held for sale	2,600	45	6.92	6,247	122	7.81
Loans: (3)
Commercial	3,781,045	44,092	4.66	3,449,451	38,864	4.51
Real Estate Mortgage	546,388	6,121	4.48	575,266	6,394	4.45
Installment	532,128	6,098	4.58	456,654	5,109	4.48
Tax-Exempt (2)	318,082	3,589	4.51	181,950	2,023	4.45
Total Loans	5,180,243	59,945	4.63	4,669,568	52,512	4.50
Total Earning Assets	6,526,685	72,184	4.42	6,020,317	64,363	4.28
Net unrealized gain on securities available for sale	593			10,005
Allowance for loan losses	(66,933)			(63,213)
Cash and cash equivalents	104,017			101,913
Premises and equipment	93,018			96,698
Other assets	559,771			577,595
Total Assets	$7,217,151			$6,743,315
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,512,839	$838	0.22%	$1,300,266	$544	0.17%
Money market deposits	789,378	341	0.17	865,932	491	0.23
Savings deposits	776,519	156	0.08	689,305	135	0.08
Certificates and other time deposits	1,165,079	2,789	0.96	1,186,458	2,893	0.98
Total Interest-bearing Deposits	4,243,815	4,124	0.39	4,041,961	4,063	0.40
Borrowings	664,921	3,111	1.87	520,087	2,709	2.08
Total Interest-bearing Liabilities	4,908,736	7,235	0.59	4,562,048	6,772	0.59
Noninterest-bearing deposits	1,346,542			1,255,328
Other liabilities	47,811			64,287
Total Liabilities	6,303,089			5,881,663
Stockholders' Equity	914,062			861,652
Total Liabilities and Stockholders' Equity	$7,217,151	7,235	0.44	$6,743,315	6,772	0.45
Net Interest Income		$64,949			$57,591
Net Interest Margin			3.98%			3.83%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2017 and 2016. The fully taxable equivalent adjustments equal $3,950 and $3,136 for the three months ended March 31, 2017 and 2016, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income decreased $991,000, or 6.3 percent, in the first quarter of 2017, compared to the first quarter of 2016.  The Corporation's organic growth contributed to increases in derivative hedge income and fiduciary income of $151,000 and $146,000, respectively, in the first quarter of 2017 when compared to the same period in 2016.

These increases were offset by decreases in earnings on cash surrender value of life insurance and net gains on the sale of available for sale securities of $578,000 and $399,000, respectively, in the first quarter of 2017 when compared to the same period in 2016. The large decrease in earnings on cash surrender value of life insurance was primarily due to the first quarter of 2016 containing a death benefit from Bank Owned Life Insurance of $471,000. Additionally, when compared to the first quarter of 2016, volume driven declines were realized in other customer fees and net gains and fees on sales of loans of $196,000 and $185,000, respectively.

NON-INTEREST EXPENSE

Non-interest expense decreased $3.4 million, or 7.3 percent, in the first quarter of 2017, compared to the first quarter of 2016.  The largest contributing factor was the decline in acquisition and integration related expenses from $1.9 million in first quarter of 2016 to $380,000 in the first quarter 2017.

The decrease of $1.6 million in salaries and employee benefits was mainly due to $983,000 of integration related expenses in the first quarter of 2016. With less acquisition and integration expenses and the Corporation's focus on efficiency, declines were realized in almost all categories of non-interest expense. The only exceptions were increases in outside data processing and net occupancy of $547,000 and $194,000, respectively.

INCOME TAXES

Income tax expense for the three months ended March 31, 2017 was $7,168,000 on pre-tax net income of $30,361,000.  For the same period in 2016, income tax expense was $5,574,000 on pre-tax net income of $23,267,000. The effective income tax rate was 23.6 percent for the first quarter of 2017 and 24.0 percent for the first quarter of 2016.

The lower effective income tax rate during the three months ended March 31, 2017 when compared to the same period in 2016 was primarily the result of increased tax benefit from share-based compensation upon adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $772,000 of income tax benefit in the first quarter. This favorable variance was partially offset by less tax benefit from earnings on life insurance during the three months ended March 31, 2017 when compared to the same period in 2016.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain minimum amounts and ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. As of January 1, 2017, the Corporation is required to hold a capital conservation buffer of 1.25 percent, increasing by 0.625 percent each successive year until 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of March 31, 2017 and December 31, 2016 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$870,873	14.24%	$489,129	8.00%	N/A	N/A
First Merchants Bank	819,409	13.34	491,505	8.00	$614,381	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$737,648	12.06%	$366,847	6.00%	N/A	N/A
First Merchants Bank	751,184	12.23	368,628	6.00	$491,505	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$682,254	11.16%	$275,135	4.50%	N/A	N/A
First Merchants Bank	751,184	12.23	276,471	4.50	$399,347	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$737,648	10.59%	$278,650	4.00%	N/A	N/A
First Merchants Bank	751,184	10.78	278,684	4.00	$348,355	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$851,521	14.21%	$479,470	8.00%	N/A	N/A
First Merchants Bank	800,598	13.30	481,490	8.00	$601,862	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$720,484	12.02%	$359,603	6.00%	N/A	N/A
First Merchants Bank	734,561	12.20	361,117	6.00	$481,490	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$665,445	11.10%	$269,702	4.50%	N/A	N/A
First Merchants Bank	734,561	12.20	270,838	4.50	$391,210	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$720,484	10.54%	$273,456	4.00%	N/A	N/A
First Merchants Bank	734,561	10.78	272,461	4.00	$340,576	5.00%

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

Additionally, management believes the following tables are also meaningful when considering performance measures of the Corporation. Non-GAAP financial measures such as tangible book value per common share, tangible common equity to tangible assets, return on average tangible capital and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

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

	March 31, 2017		December 31, 2016
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$929,470	$993,130	$901,657	$973,641
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	3,722	8,226	13,581	9,701
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	55,474		55,415
Less: Tier 1 Capital Deductions	(80)		(376)
Less: Disallowed Goodwill and Intangible Assets	(250,493)	(250,047)	(249,104)	(248,656)
Less: Disallowed Servicing Assets
Less: Disallowed Deferred Tax Assets	(320)		(564)
Total Tier 1 Capital (Regulatory)	737,648	751,184	720,484	734,561
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	68,225	68,225	66,037	66,037
Total Risk-Based Capital (Regulatory)	$870,873	$819,409	$851,521	$800,598

Net Risk-Weighted Assets (Regulatory)	$6,114,112	$6,143,807	$5,993,381	$6,018,623
Average Assets	$6,966,258	$6,967,105	$6,836,412	$6,811,519

Total Risk-Based Capital Ratio (Regulatory)	14.24%	13.34%	14.21%	13.30%
Tier 1 Capital to Risk-Weighted Assets	12.06%	12.23%	12.02%	12.20%
Tier 1 Capital to Average Assets	10.59%	10.78%	10.54%	10.78%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$737,648	$751,184	$720,484	$734,561
Less: Qualified Capital Securities	(55,474)		(55,415)
Add: Additional Tier 1 Capital Deductions	80		376
CET1 Capital (Regulatory)	$682,254	$751,184	$665,445	$734,561

Net Risk-Weighted Assets (Regulatory)	$6,114,112	$6,143,807	$5,993,381	$6,018,623
CET1 Capital Ratio (Regulatory)	11.16%	12.23%	11.10%	12.20%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.50 percent at March 31, 2017, and 9.24 percent at December 31, 2016.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	March 31, 2017	December 31, 2016
Total Stockholders' Equity (GAAP)	$929,470	$901,657
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(257,963)	(258,866)
Tangible common equity (non-GAAP)	$671,382	$642,666
Total assets (GAAP)	$7,326,193	$7,211,611
Less: Intangible assets (GAAP)	(257,963)	(258,866)
Tangible assets (non-GAAP)	$7,068,230	$6,952,745
Tangible common equity to tangible assets (non-GAAP)	9.50%	9.24%

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Amounts)	2017	2016
Average goodwill (GAAP)	$244,000	$244,000
Average core deposit intangible (GAAP)	14,381	18,359
Average deferred tax on CDI (GAAP)	(5,786)	(6,896)
Intangible adjustment (non-GAAP)	$252,595	$255,463
Average stockholders' equity (GAAP)	$914,062	$861,652
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(252,595)	(255,463)
Average tangible capital (non-GAAP)	$661,342	$606,064
Average assets (GAAP)	$7,217,151	$6,743,315
Intangible adjustment (non-GAAP)	(252,595)	(255,463)
Average tangible assets (non-GAAP)	$6,964,556	$6,487,852
Net income available to common stockholders (GAAP)	$23,193	$17,693
CDI amortization, net of tax (GAAP)	587	635
Tangible net income available to common stockholders (non-GAAP)	$23,780	$18,328
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.56	$0.43
Diluted tangible net income available to common stockholders (non-GAAP)	$0.58	$0.45
Ratios:
Return on average GAAP capital (ROE)	10.15%	8.21%
Return on average tangible capital	14.38%	12.10%
Return on average assets (ROA)	1.29%	1.05%
Return on average tangible assets	1.37%	1.13%

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

Loan Quality

The quality of the loan portfolio and the amount of non-performing loans may increase or decrease as a result of acquisitions, organic portfolio growth, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors such as economic conditions, or internal factors specific to a particular borrower, such as the actions of a customer's internal management.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2017, non-performing loans totaled $28,796,000, a decrease of $5,949,000 from December 31, 2016 and $8,938,000 from March 31, 2016. Troubled Debt Restructure loans of $876,000 decreased $3,871,000 from December 31, 2016. Loans not accruing interest income totaled $27,920,000 at March 31, 2017, a $2,078,000 decrease from December 31, 2016. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 220.1 percent at December 31, 2016 to 244.4 percent at March 31, 2017. This non-accrual coverage ratio at March 31, 2016 was 169.1 percent. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

Other real estate owned, totaling $8,293,000 at March 31, 2017, declined $673,000 from December 31, 2016 and $7,333,000 from March 31, 2016.  For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, as well as substandard, doubtful, and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans contractually past due 90 days or more and troubled debt restructure loans.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2017, commercial impaired loans totaled $60,074,000 a decrease of $11,976,000 from the December 31, 2016 balance of $72,050,000. At March 31, 2017, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $56,354,000 as there were no identified losses on these credits. An allowance of $888,000 was recorded for the remaining balance of these commercial impaired loans totaling $3,721,000 and was included in the Corporation’s allowance for loan losses. Also included in the allowance for loan losses were specific reserves for consumer troubled debt restructure loans totaling $294,000.

At March 31, 2017, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned; plus loans 90-days delinquent, totaled $37,212,000; a decrease of $6,611,000 from December 31, 2016 as displayed in the table below.

(Dollars in Thousands)	March 31, 2017	December 31, 2016
Non-Performing Assets plus loans 90+ Days Delinquent:
Non-accrual loans	$27,920	$29,998
Renegotiated loans	876	4,747
Non-performing loans (NPL)	28,796	34,745
Other real estate owned	8,293	8,966
Non-performing assets (NPA)	37,089	43,711
90+ days delinquent	123	112
Non-performing assets plus 90+ days delinquent	$37,212	$43,823
Impaired Loans	$60,074	$72,050

The non-accrual balances in the table above include troubled debt loan restructures totaling $4,211,000 and $4,478,000 as of March 31, 2017 and December 31, 2016, respectively.

The composition of non-performing assets and 90-day delinquent loans is reflected in the following table.

(Dollars in Thousands)	March 31, 2017	December 31, 2016
Non-Performing Assets plus loans 90+ Days Delinquent:
Commercial and industrial loans	$2,174	$2,138
Agricultural production financing and other loans to farmers	665	1,341
Real estate loans:
Construction	4,736	5,312
Commercial and farmland	18,099	22,362
Residential	9,928	10,943
Home Equity	1,523	1,688
Individuals' loans for household and other personal expenditures	87	39
Non-performing assets plus 90+ days delinquent	$37,212	$43,823

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

At March 31, 2017, the allowance for loan losses was $68,225,000, an increase of $2,188,000 from December 31, 2016. As a percent of loans, the allowance was 1.29 percent at March 31, 2017, compared to 1.28 percent at December 31, 2016 and 1.32 percent at March 31, 2016. The provision for loan losses for the three months ended March 31, 2017 was $2,385,000. Comparatively, the provision for loan losses for the three months ended March 31, 2016 was $550,000. Specific reserves on impaired loans increased $294,000 from $888,000 at December 31, 2016, to $1,182,000 at March 31, 2017.

Net charge-offs for the three months ended March 31, 2017, were $197,000. Comparatively, the same period in 2016 had net charge-offs of $917,000.  For the three months ended March 31, 2017, there were no charge-offs or recoveries over $500,000. For the three months ended March 31, 2016, there were two charge-offs greater than $500,000 totaling $1,489,000 and one recovery totaling $604,000. The distribution of the net charge-offs or recoveries for the three months ended March 31, 2017 and 2016 are reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
Net Charge-Offs (Recoveries):
Commercial and industrial loans	$324	$331
Agricultural production financing and other loans to farmers	45	23
Real estate loans:
Construction	6	(3)
Commercial and farmland	(418)	45
Residential	28	387
Home equity	160	60
Individuals' loans for household and other personal expenditures	52	75
Other commercial loans		(1)
Total Net Charge-Offs	$197	$917

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $730,788,000 at March 31, 2017, an increase of $33,926,000, or 4.87 percent, from December 31, 2016.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $4,771,000 at March 31, 2017. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At March 31, 2017, total borrowings from the FHLB were $338,919,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2017 was $570,081,000.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at March 31, 2017 are as follows:

(Dollars in Thousands)	March 31, 2017
Amounts of commitments:
Loan commitments to extend credit	$2,290,600
Standby and commercial letters of credit	40,987
$2,331,587

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at March 31, 2017, are as follows:

(Dollars in Thousands)	Remaining 2017	2018	2019	2020	2021	2022	2023 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$2,600	$2,162	$1,785	$1,535	$1,178	$1,114	$6,001		$16,375
Federal funds purchased	102,000								102,000
Securities sold under repurchase agreements	139,007								139,007
Federal Home Loan Bank advances	167,064	66,717	13,828	11,310	25,000	20,000	35,000		338,919
Subordinated debentures and term loans	1,376						132,012	(4,526)	128,862
Total	$412,047	$68,879	$15,613	$12,845	$26,178	$21,114	$173,013	$(4,526)	$725,163

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2017, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2017
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(75)
Federal funds	200	(75)
One-year CMT	200	(92)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(16)
FHLB advances	200	(95)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2017. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2017
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$237,779	$257,963	$216,156
Variance from base		$20,184	$(21,623)
Percent of change from base		8.49%	(9.09)%

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

	December 31, 2016
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(50)
Federal funds	200	(50)
One-year CMT	200	(77)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(16)
FHLB advances	200	(92)

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2017, and December 31, 2016. Earning assets increased by $152,289,000 during the three months ended March 31, 2017.  Loans and loans held for sale increased by $133,597,000 while investment securities increased $22,712,000. The two largest loan segments that experienced increases were commercial and farmland and commercial and industrial. The two loan segments that experienced the largest decreases were construction and other commercial. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	March 31, 2017	December 31, 2016
Interest-bearing time deposits	$20,439	$24,459
Investment securities available for sale	730,788	696,862
Investment securities held to maturity	596,429	607,643
Loans held for sale	1,262	2,929
Loans	5,274,909	5,139,645
Federal Home Loan Bank stock	17,964	17,964
Total	$6,641,791	$6,489,502

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016,

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2017 .

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2017
February, 2017	29,227	$39.99
March, 2017	2,139	$40.30

The shares were purchased in connection with the exercise of certain outstanding stock options and vesting of restricted stock awards.

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

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 8-K filed on May 2, 2017) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation dated August 11, 2016 (Incorporated by reference to registrant’s Form 10-K filed on March 1, 2017) (SEC No. 000-17071)
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

First Merchants Corporation
(Registrant)

Date: May 10, 2017	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	by /s/ Mark K. Hardwick
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

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to registrant’s Form 8-K filed on May 2, 2017) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation dated August 11, 2016 (Incorporated by reference to registrant’s Form 10-K filed on March 1, 2017) (SEC No. 000-17071)
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