Form 10-Q
period 2017-06-30
FIRST MERCHANTS CORP
filed 2017-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

As of July 31, 2017, there were 49,121,249 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Ameriana	Ameriana Bancorp, Inc., which was acquired by the Corporation on December 31, 2015.
Arlington Bank	The Arlington Bank, which was acquired by the Corporation on May 19, 2017.
ASC	Accounting Standards Codification
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CET1	Common Equity Tier 1
C Financial	C Financial Corporation, which was acquired by the Corporation on April 17, 2015.
CFS	CFS Bancorp, Inc., which was acquired by the Corporation on November 12, 2013.
CMT	Constant Maturity Treasury
Community	Community Bancshares, Inc., which was acquired by the Corporation on November 7, 2014.
Corporation	First Merchants Corporation
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
Indiana DFI	Indiana Department of Financial Institutions
RSA	Restricted Stock Awards
SCB	SCB Bank, of which the Bank assumed substantially all the deposits and certain other liabilities and acquired certain other assets from the FDIC as receiver on February 10, 2012.
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$142,650	$127,927
Interest-bearing time deposits	48,305	24,459
Investment securities available for sale	742,759	696,862
Investment securities held to maturity (fair value of $609,256 and $611,933)	600,564	607,643
Loans held for sale	4,036	2,929
Loans, net of allowance for loan losses of $70,471 and $66,037	5,542,673	5,073,608
Premises and equipment	92,637	94,432
Federal Home Loan Bank stock	19,015	17,964
Interest receivable	27,597	26,194
Core deposit intangibles	17,498	14,866
Goodwill	292,188	244,000
Cash surrender value of life insurance	200,125	201,671
Other real estate owned	11,893	8,966
Tax asset, deferred and receivable	27,331	39,384
Other assets	35,758	30,706
TOTAL ASSETS	$7,805,029	$7,211,611
LIABILITIES
Deposits:
Noninterest-bearing	$1,398,237	$1,348,267
Interest-bearing	4,618,867	4,208,231
Total Deposits	6,017,104	5,556,498
Borrowings:
Federal funds purchased	134,608	120,349
Securities sold under repurchase agreements	127,884	146,480
Federal Home Loan Bank advances	312,715	298,923
Subordinated debentures and term loans	128,742	128,445
Total Borrowings	703,949	694,197
Interest payable	3,477	3,110
Other liabilities	45,383	56,149
Total Liabilities	6,769,913	6,309,954
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 and 50,000,000 shares
Issued and outstanding - 43,153,509 and 40,912,697 shares	5,394	5,114
Additional paid-in capital	593,904	509,018
Retained earnings	434,309	400,981
Accumulated other comprehensive income (loss)	1,384	(13,581)
Total Stockholders' Equity	1,035,116	901,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,805,029	$7,211,611

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans receivable:
Taxable	$59,386	$52,099	$115,743	$102,588
Tax exempt	2,492	1,465	4,825	2,780
Investment securities:
Taxable	4,180	4,202	8,488	8,530
Tax exempt	5,091	4,583	10,094	9,092
Deposits with financial institutions	114	122	158	228
Federal Reserve and Federal Home Loan Bank stock	204	233	393	713
Total Interest Income	71,467	62,704	139,701	123,931
INTEREST EXPENSE
Deposits	5,137	4,039	9,261	8,102
Federal funds purchased	103	7	331	35
Securities sold under repurchase agreements	110	92	198	192
Federal Home Loan Bank advances	1,177	818	2,155	1,614
Subordinated debentures and term loans	1,840	1,786	3,657	3,571
Total Interest Expense	8,367	6,742	15,602	13,514
NET INTEREST INCOME	63,100	55,962	124,099	110,417
Provision for loan losses	2,875	790	5,260	1,340
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	60,225	55,172	118,839	109,077
OTHER INCOME
Service charges on deposit accounts	4,438	4,416	8,612	8,561
Fiduciary activities	2,609	2,376	5,249	4,870
Other customer fees	5,406	4,695	10,269	9,754
Increase in cash surrender value of life insurance	817	873	1,715	1,878
Gains on life insurance benefits	2,154	424	2,154	895
Net gains and fees on sales of loans	1,617	1,717	2,892	3,177
Net realized gains on sales of available for sale securities	567	706	1,165	1,703
Other income	826	1,178	1,224	1,384
Total Other Income	18,434	16,385	33,280	32,222
OTHER EXPENSES
Salaries and employee benefits	27,076	25,570	52,808	52,907
Net occupancy	3,965	4,059	8,181	8,081
Equipment	2,907	3,243	5,714	6,481
Marketing	792	851	1,357	1,588
Outside data processing fees	3,086	2,025	5,702	4,094
Printing and office supplies	275	369	539	733
Core deposit amortization	991	977	1,894	1,955
FDIC assessments	579	1,002	1,149	1,952
Other real estate owned and foreclosure expenses	731	915	1,262	1,666
Professional and other outside services	3,266	1,478	5,000	3,640
Other expenses	3,648	4,346	6,809	8,213
Total Other Expenses	47,316	44,835	90,415	91,310
INCOME BEFORE INCOME TAX	31,343	26,722	61,704	49,989
Income tax expense	7,207	6,716	14,375	12,290
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$24,136	$20,006	$47,329	$37,699
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.57	$0.50	$1.14	$0.93
Diluted Net Income Available to Common Stockholders	$0.57	$0.49	$1.13	$0.92
Cash Dividends Paid	$0.18	$0.14	$0.33	$0.25
Average Diluted Shares Outstanding (in thousands)	42,244	40,969	41,735	40,941

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$24,136	$20,006	$47,329	$37,699
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale arising during the period, net of tax of $3,033, $3,096, $8,476 and $5,861	5,632	5,750	15,741	10,885
Unrealized loss on cash flow hedges arising during the period, net of tax of $142, $284, $131 and $969	(262)	(529)	(239)	(1,798)
Reclassification adjustment for net gains included in net income, net of tax of $110, $136, $226 and $371	(206)	(252)	(420)	(690)
Defined benefit pension plan amortization of prior service cost, net of tax of $31 and $63	(58)		(117)
	5,106	4,969	14,965	8,397
Comprehensive income	$29,242	$24,975	$62,294	$46,096

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2016	125	$125	40,912,697	$5,114	$509,018	$400,981	$(13,581)	$901,657
Comprehensive income
Net income						47,329		47,329
Other comprehensive income, net of tax							14,965	14,965
Cash dividends on common stock ($.33 per share)						(14,001)		(14,001)
Issuance of common stock related to acquisition			2,080,833	260	82,328			82,588
Share-based compensation			81,397	10	1,051			1,061
Stock issued under employee benefit plans			7,288	1	245			246
Stock issued under dividend reinvestment and stock purchase plan			10,681	1	445			446
Stock options exercised			92,054	12	2,070			2,082
Stock redeemed			(31,441)	(4)	(1,253)			(1,257)
Balances, June 30, 2017	125	$125	43,153,509	$5,394	$593,904	$434,309	$1,384	$1,035,116

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flow From Operating Activities:
Net income	$47,329	$37,699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,260	1,340
Depreciation and amortization	3,669	3,604
Change in deferred taxes	3,697	5,571
Share-based compensation	1,061	1,235
Loans originated for sale	(127,275)	(199,281)
Proceeds from sales of loans held for sale	136,014	190,321
Gains on sales of loans held for sale	(2,220)	(2,658)
Gains on sales of securities available for sale	(1,165)	(1,703)
Increase in cash surrender of life insurance	(1,715)	(1,878)
Gains on life insurance benefits	(2,154)	(895)
Change in interest receivable	(750)	1,064
Change in interest payable	123	(41)
Other adjustments	(4,379)	(1,704)
Net cash provided by operating activities	57,495	32,674
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(23,554)	(30,218)
Purchases of:
Securities available for sale	(104,956)	(96,873)
Securities held to maturity	(30,220)	(76,395)
Proceeds from sales of securities available for sale	41,180	85,081
Proceeds from maturities of:
Securities available for sale	32,838	32,286
Securities held to maturity	36,150	54,810
Change in Federal Reserve and Federal Home Loan Bank stock	40	19,537
Net change in loans	(257,201)	(102,735)
Net cash and cash equivalents received in acquisition	48,528
Proceeds from the sale of other real estate owned	4,703	4,633
Proceeds from life insurance benefits	5,415	1,895
Other adjustments	(608)	(1,671)
Net cash used in investing activities	(247,685)	(109,650)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	127,901	173,705
Certificates of deposit and other time deposits	79,922	(56,969)
Borrowings	697,727	279,518
Repayment of borrowings	(688,153)	(290,687)
Cash dividends on common stock	(14,001)	(10,264)
Stock issued under employee benefit plans	246	216
Stock issued under dividend reinvestment and stock purchase plans	446	384
Stock options exercised	2,082	211
Stock redeemed	(1,257)	(837)
Net cash provided by financing activities	204,913	95,277
Net Change in Cash and Cash Equivalents	14,723	18,301
Cash and Cash Equivalents, January 1	127,927	102,170
Cash and Cash Equivalents, June 30	$142,650	$120,471
Additional cash flow information:
Interest paid	$15,235	$13,555
Income tax paid	10,000	3,155
Loans transferred to other real estate owned	7,556	320
Fixed assets transferred to other real estate owned		360
Non-cash investing activities using trade date accounting	7,759	4,414

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$338,725
Cash paid in acquisition	(4)
Less: Common stock issued	82,588
Liabilities assumed	$256,133	$—

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

ACQUISITIONS

The Arlington Bank

On May 19, 2017, the Corporation acquired 100 percent of Arlington Bank. Arlington Bank, an Ohio savings bank, merged with and into the Bank, with the Bank continuing as the surviving bank. Arlington Bank was headquartered in Columbus, Ohio and had 3 banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, each Arlington Bank shareholder received 2.7245 shares of the Corporation's common stock for each outstanding share of Arlington Bank common stock held. The Corporation issued approximately 2.1 million shares of common stock, which was valued at approximately $82.6 million. The Corporation engaged in this transaction with the expectation that it would be accretive and expand the existing footprint in Columbus, Ohio. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Arlington Bank acquisition is detailed in the following table. If prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and cash equivalents	$48,532
Interest-bearing time deposits	292
Loans held for sale	7,626
Loans	224,680
Premises and equipment	1,266
Federal Home Loan Bank stock	1,091
Interest receivable	653
Other assets	1,871
Deposits	(252,783)
Interest payable	(244)
Other liabilities	(3,106)
Net tangible assets acquired	29,878
Core deposit intangible	4,526
Goodwill	48,188
Purchase price	$82,592

Of the total purchase price, $4,526,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Pro Forma Financial Information

The results of operations of Arlington Bank have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the period ended December 31, 2016, as if the Arlington Bank acquisition occurred as of the beginning of the comparable prior annual reporting period.

2016
Total revenue (net interest income plus other income)	$307,246
Net income	$84,356
Earnings per share:
Basic	$1.96
Diluted	$1.95

The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired and the related income tax effects. The pro forma information for the year ended December 31, 2016 includes operating results from Arlington Bank as if the acquisition occurred at the beginning of the year. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2017
U.S. Treasury	$499			$499
State and municipal	366,026	$13,156	$2,005	377,177
U.S. Government-sponsored mortgage-backed securities	330,413	1,998	2,176	330,235
Corporate obligations	31			31
Equity securities	21,820	12,997		34,817
Total available for sale	718,789	28,151	4,181	742,759
Held to maturity at June 30, 2017
U.S. Government-sponsored agency securities	22,618		382	22,236
State and municipal	242,125	5,991	747	247,369
U.S. Government-sponsored mortgage-backed securities	334,821	4,875	1,045	338,651
Foreign Investments	1,000			1,000
Total held to maturity	600,564	10,866	2,174	609,256
Total Investment Securities	$1,319,353	$39,017	$6,355	$1,352,015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities at June 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2017:
Due in one year or less	$2,287	$2,288	$6,111	$6,201
Due after one through five years	7,944	8,294	70,140	71,314
Due after five through ten years	70,137	73,381	56,851	57,493
Due after ten years	286,188	293,744	132,641	135,597
	$366,556	$377,707	$265,743	$270,605
U.S. Government-sponsored mortgage-backed securities	330,413	330,235	334,821	338,651
Equity securities	21,820	34,817
Total Investment Securities	$718,789	$742,759	$600,564	$609,256

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2016
Due in one year or less	$2,703	$2,717	$2,046	$2,047
Due after one through five years	16,359	17,068	61,921	63,193
Due after five through ten years	60,614	62,241	61,606	61,145
Due after ten years	281,234	281,763	121,857	121,906
	$360,910	$363,789	$247,430	$248,291
U.S. Government-sponsored mortgage-backed securities	313,459	312,292	360,213	363,642
Equity securities	21,820	20,781
Total Investment Securities	$696,189	$696,862	$607,643	$611,933

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $519,265,000 at June 30, 2017, and $572,896,000 at December 31, 2016.

The book value of securities sold under agreements to repurchase amounted to $127,020,000 at June 30, 2017, and $145,936,000 at December 31, 2016.

Gross gains on the sales and redemptions of available for sale securities for the three and six months ended June 30, 2017 and 2016 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and Redemptions of Available for Sale Securities:
Gross gains	$567	$706	$1,165	$1,703
Gross losses

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2017, and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at June 30, 2017
State and municipal	$56,404	$1,887	$2,547	$118	$58,951	$2,005
U.S. Government-sponsored mortgage-backed securities	130,867	2,143	1,443	33	132,310	2,176
Total Temporarily Impaired Available for Sale Securities	187,271	4,030	3,990	151	191,261	4,181
Temporarily Impaired Held to Maturity Securities at June 30, 2017
U.S. Government-sponsored agency securities	17,225	293	4,910	89	22,135	382
State and municipal	25,198	747			25,198	747
U.S. Government-sponsored mortgage-backed securities	79,596	1,045			79,596	1,045
Total Temporarily Impaired Held to Maturity Securities	122,019	2,085	4,910	89	126,929	2,174
Total Temporarily Impaired Investment Securities	$309,290	$6,115	$8,900	$240	$318,190	$6,355

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

	June 30, 2017	December 31, 2016
Investments reported at less than historical cost:
Historical cost	$326,043	$523,773
Fair value	$318,190	$510,297
Percent of the Corporation's investment portfolio	23.7%	39.1%

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified.

The Corporation’s management has evaluated all securities with unrealized losses for other-than temporary impairment as of June 30, 2017. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in state and municipal securities and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2017. The state and municipal securities portfolio contains unrealized losses of $2,005,000 on fifty-six securities and $747,000 on thirty-three securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized losses in the available for sale portfolio, and $382,000 on four securities in the held to maturity portfolio.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2017. The mortgage-backed securities portfolio contains unrealized losses of $2,176,000 on thirty-seven securities and $1,045,000 on twenty-three securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate. The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale as of June 30, 2017, and December 31, 2016, were $4,036,000 and $2,929,000, respectively.

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2017	December 31, 2016
Commercial and industrial loans	$1,289,884	$1,194,646
Agricultural production financing and other loans to farmers	75,746	79,689
Real estate loans:
Construction	442,389	418,703
Commercial and farmland	2,167,729	1,953,062
Residential	847,580	739,169
Home equity	436,038	418,525
Individuals' loans for household and other personal expenditures	79,887	77,479
Lease financing receivables, net of unearned income	232	311
Other commercial loans	273,659	258,061
Loans	$5,613,144	$5,139,645
Allowance for loan losses	(70,471)	(66,037)
Net Loans	$5,542,673	$5,073,608

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at June 30, 2017.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The allowance is increased by provision expense and decreased by charge-offs less recoveries. All charge-offs are approved by the Bank's senior credit officers and in accordance with established policies. The Bank charges off a loan when a determination is made that all or a portion of the loan is uncollectible. The amount provided for loan losses in a given period may be greater than or less than net loan losses experienced during the period, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount is based on management’s ongoing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and independent loan reviews.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of the current environment and economic conditions on the portfolio.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In addition to the specific reserves and historical loss components of the allowance, consideration is given to asset quality metrics and various environmental factors to ensure that losses inherent in the portfolio are reflected in the allowance for loan losses. The environmental component adjusts the historical loss allocations for non-impaired loans to reflect relevant current conditions that, in management's opinion, have an impact on loss recognition. Environmental factors that management reviews in the analysis include: national and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2017, and June 30, 2016:

	Three Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, March 31, 2017	$28,524	$24,320	$3,120	$12,259	$2	$68,225
Provision for losses	161	1,402	286	1,026		2,875
Recoveries on loans	297	175	101	153		726
Loans charged-off	(76)	(661)	(135)	(483)		(1,355)
Balances, June 30, 2017	$28,906	$25,236	$3,372	$12,955	$2	$70,471

	Six Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	1,358	1,649	535	1,718		5,260
Recoveries on loans	663	739	202	390		1,994
Loans charged-off	(811)	(813)	(288)	(908)		(2,820)
Balances, June 30, 2017	$28,906	$25,236	$3,372	$12,955	$2	$70,471

	Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, March 31, 2016	$26,264	$22,317	$2,647	$10,856	$2	$62,086
Provision for losses	400	200	44	146		790
Recoveries on loans	683	276	107	273		1,339
Loans charged-off	(1,026)	(513)	(114)	(376)		(2,029)
Balances, June 30, 2016	$26,321	$22,280	$2,684	$10,899	$2	$62,186

	Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	539	414	77	310		1,340
Recoveries on loans	975	1,228	185	585		2,973
Loans charged-off	(1,671)	(1,507)	(267)	(1,135)		(4,580)
Balances, June 30, 2016	$26,321	$22,280	$2,684	$10,899	$2	$62,186

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s allowance for loan losses and loan portfolio by segment as of the periods indicated:

	June 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment		$766		$465		$1,231
Collectively evaluated for impairment	$28,906	24,470	$3,372	12,490	$2	69,240
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$28,906	$25,236	$3,372	$12,955	$2	$70,471
Loan Balances:
Individually evaluated for impairment	$3,346	$20,744	$7	$4,396		$28,493
Collectively evaluated for impairment	1,635,295	2,564,375	79,880	1,277,645	$232	5,557,427
Loans Acquired with Deteriorated Credit Quality	648	24,999		1,577		27,224
Loans	$1,639,289	$2,610,118	$79,887	$1,283,618	$232	$5,613,144

	December 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$37	$553		$298		$888
Collectively evaluated for impairment	27,659	23,108	$2,923	11,457	$2	65,149
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Loan Balances:
Individually evaluated for impairment	$4,762	$21,358	$9	$4,450		$30,579
Collectively evaluated for impairment	1,520,981	2,315,686	77,470	1,151,396	$311	5,065,844
Loans Acquired with Deteriorated Credit Quality	6,653	34,721		1,848		43,222
Loans	$1,532,396	$2,371,765	$77,479	$1,157,694	$311	$5,139,645

The risk characteristics of the Corporation’s material portfolio segments are as follows:

Commercial

Commercial lending is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the tangible assets being financed such as equipment or real estate or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. Other loans may be unsecured, secured but under-collateralized or otherwise made on the basis of the enterprise value of an organization. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Consumer and Residential

With respect to residential loans that are secured by 1-4 family residences and are typically owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment on loans secured by 1-4 family residences can be impacted by changes in property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2017	December 31, 2016
Commercial and industrial loans	$1,786	$1,839
Agriculture production financing and other loans to farmers	662	1,329
Real estate loans:
Construction	69	73
Commercial and farmland	14,110	15,754
Residential	9,633	9,523
Home equity	1,029	1,457
Individuals' loans for household and other personal expenditures	58	23
Total	$27,347	$29,998

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt loan restructures.

Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method for measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicalble, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The following tables show the composition of the Corporation’s commercial impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$6,635	$3,332
Agriculture production financing and other loans to farmers	672	662
Real estate Loans:
Construction	1,238	557
Commercial and farmland	58,749	41,750
Residential	5,575	3,473
Home equity	13	9
Total	$72,882	$49,783
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	$3,988	$3,276	$766
Residential	765	567	104
Home equity	40	18	11
Total	$4,793	$3,861	$881
Total Impaired Loans	$77,675	$53,644	$881

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$17,645	$10,074
Agriculture production financing and other loans to farmers	757	680
Real estate Loans:
Construction	5,946	3,178
Commercial and farmland	67,936	49,731
Residential	8,039	4,664
Home equity	82	44
Other commercial loans	11
Total	$100,416	$68,371
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	$660	$660	$36
Real estate Loans:
Commercial and farmland	4,238	2,985	553
Residential	65	34	23
Total	$4,963	$3,679	$612
Total Impaired Loans	$105,379	$72,050	$612

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$3,398	$23	$3,629	$45
Agriculture production financing and other loans to farmers	663		664
Real estate Loans:
Construction	555	5	556	5
Commercial and farmland	46,343	427	47,875	903
Residential	3,534	34	3,632	67
Home equity	9		9
Total	$54,502	$489	$56,365	$1,020
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	$3,282		$3,289	$2
Residential	570		574
Home equity	18		18
Total	$3,870		$3,881	$2
Total Impaired Loans	$58,372	$489	$60,246	$1,022

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$10,372	$128	$10,307	$231
Agriculture production financing and other loans to farmers	834	2	882	2
Real estate Loans:
Construction	4,085	74	4,074	147
Commercial and farmland	62,173	861	63,136	1,706
Residential	5,069	54	5,390	107
Home equity	138		139
Total	$82,671	$1,119	$83,928	$2,193
Impaired loans with related allowance:
Commercial and industrial loans	$2,120	$9	$2,129	$19
Agriculture production financing and other loans to farmers	1,321		1,405
Real estate Loans:
Commercial and farmland	1,986		2,008
Residential	840		860
Total	$6,267	$9	$6,402	$19
Total Impaired Loans	$88,938	$1,128	$90,330	$2,212

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As part of the ongoing monitoring of the credit quality of the Corporation's loan portfolio, management tracks certain credit quality indicators including trends related to: (i) the level of criticized commercial loans, (ii) net charge-offs, (iii) non-performing loans, (iv) covenant failures and (v) the general national and local economic conditions.

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

	June 30, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,235,039	$19,811	$35,034					$1,289,884
Agriculture production financing and other loans to farmers	33,917	25,818	16,011					75,746
Real estate Loans:
Construction	414,112	5,471	1,059			$21,678	$69	442,389
Commercial and farmland	2,050,396	47,526	67,681	$1,687	$91	343	5	2,167,729
Residential	175,169	3,298	4,069			656,576	8,468	847,580
Home equity	11,847	30	94			422,979	1,088	436,038
Individuals' loans for household and other personal expenditures						79,829	58	79,887
Lease financing receivables, net of unearned income	232							232
Other commercial loans	273,165		494					273,659
Loans	$4,193,877	$101,954	$124,442	$1,687	$91	$1,181,405	$9,688	$5,613,144

	December 31, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,117,545	$30,919	$46,182					$1,194,646
Agriculture production financing and other loans to farmers	30,712	25,273	23,704					79,689
Real estate Loans:
Construction	398,646	3,490	1,858			$14,636	$73	418,703
Commercial and farmland	1,811,367	60,028	80,626			1,034	7	1,953,062
Residential	146,251	5,106	6,046			574,054	7,712	739,169
Home equity	7,310	47	516			409,237	1,415	418,525
Individuals' loans for household and other personal expenditures						77,456	23	77,479
Lease financing receivables, net of unearned income	228		83					311
Other commercial loans	257,861		200					258,061
Loans	$3,769,920	$124,863	$159,215			$1,076,417	$9,230	$5,139,645

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of June 30, 2017, and December 31, 2016.

	June 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,286,444	$1,351	$203	$100	$1,786	$3,440	$1,289,884
Agriculture production financing and other loans to farmers	74,447	637			662	1,299	75,746
Real estate loans:
Construction	442,320				69	69	442,389
Commercial and farmland	2,151,621	1,007	991		14,110	16,108	2,167,729
Residential	834,286	2,672	541	448	9,633	13,294	847,580
Home equity	433,223	1,140	560	86	1,029	2,815	436,038
Individuals' loans for household and other personal expenditures	79,448	301	80		58	439	79,887
Lease financing receivables, net of unearned income	232						232
Other commercial loans	273,659						273,659
Loans	$5,575,680	$7,108	$2,375	$634	$27,347	$37,464	$5,613,144

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

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$394	$170	1	$394	$170	1
Real estate loans:
Commercial and farmland	250	250	3	357	491	6
Residential	329	276	5	450	398	7
Home equity				122
Total	$973	$696	9	$1,323	$1,059	14

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans				$260	$260	3
Agriculture production financing and other loans to farmers	$1,141	$1,141	3	1,606	1,472	5
Real estate loans:
Commercial and farmland	3,539	3,508	5	3,891	3,860	6
Residential				113	133	3
Home equity	174	146	1	174	146	1
Total	$4,854	$4,795	9	$6,044	$5,871	18

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the recorded investment of troubled debt restructurings as of June 30, 2017 and 2016, by modification type, that occurred during the periods indicated:

	Three Months Ended June 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$169	$169
Real estate loans:
Commercial and farmland	$41	$154		195
Residential		231	43	274
Total	$41	$385	$212	$638

	Six Months Ended June 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$169	$169
Real estate loans:
Commercial and farmland	$41	$154	235	430
Residential		351	43	394
Total	$41	$505	$447	$993

	Three Months Ended June 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Agriculture production financing and other loans to farmers	$1,141			$1,141
Real estate loans:
Commercial and farmland	418		$3,086	3,504
Home equity		$143		143
Total	$1,559	$143	$3,086	$4,788

	Six Months Ended June 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$198	$198
Agriculture production financing and other loans to farmers	$1,141	$49		1,190
Real estate loans:
Commercial and farmland	418		3,433	3,851
Residential		112		112
Home equity		143		143
Total	$1,559	$304	$3,631	$5,494

Loans secured by residential and commercial and farmland real estate made up 40 percent and 36 percent, respectively, of the post-modification balance of troubled debt restructured loans made in the three months ended June 30, 2017. The same loan classifications made up 36 percent and 46 percent, respectively, of the post-modification balance of troubled debt restructured loans made in the six months ended June 30. 2017.

There were no troubled debt restructures that occurred during the twelve months ended June 30, 2017, that subsequently defaulted during the three and six month periods ended June 30, 2017 and remained in default at period end. The following tables summarize troubled debt restructures that occurred during the twelve months ended June 30, 2016, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$72	4	$269
Real estate loans:
Residential	1	$55	1	$55
Total	2	$127	5	$324

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,211,000 and $1,530,000 at June 30, 2017 and December 31, 2016, respectively.

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

NOTE 5

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The acquired loans detailed in the tables below are included in NOTE 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. As described in NOTE 4, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. All other loans not accounted for under ASC 310-30 are accounted for under ASC 310-20, which allows the fair value adjustment to be accreted into income over the remaining life of the loans.

The Corporation's most recent acquisition, Arlington Bank, is detailed in NOTE 2, ACQUISITIONS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. All of the Corporation's acquisitions since December 31, 2008 are as indicated below. The following tables include the outstanding balance and carrying amount of all acquired loans which were included in the Corporation's balance sheet at June 30, 2017, and December 31, 2016.

	June 30, 2017
	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$2,853	$6,424	$75	$459	$10,595	$2,191	$22,597
Agricultural production financing and other loans to farmers				98	50	1,114	1,262
Real estate loans:
Construction	21,990	13,817	1,448	1,770	120		39,145
Commercial and farmland	87,050	92,872	19,034	31,091	91,676	7,837	329,560
Residential	94,047	94,257	38,575	7,664	86,632	3,182	324,357
Home equity	13,542	10,042	6,956	4,951	22,929	11,198	69,618
Individuals' loans for household and other personal expenditures	1,055	545		103	163	25	1,891
Other commercial loans		1,808			62		1,870
Total	$220,537	$219,765	$66,088	$46,136	$212,227	$25,547	$790,300

Carrying Amount	$213,976	$212,297	$64,449	$43,514	$205,695	$22,962	$762,893
Allowance		412		53	39		504
Carrying Amount Net of Allowance	$213,976	$211,885	$64,449	$43,461	$205,656	$22,962	$762,389

	December 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$8,003	$85	$2,269	$23,327	$3,552	$37,236
Agricultural production financing and other loans to farmers			1,030	50	1,630	2,710
Real estate loans:
Construction	22,017	2,835	4,026	420		29,298
Commercial and farmland	103,075	22,130	36,947	131,895	9,315	303,362
Residential	103,414	44,101	9,363	96,627	4,135	257,640
Home equity	11,728	7,947	6,326	26,894	11,924	64,819
Individuals' loans for household and other personal expenditures	762	2	147	201	30	1,142
Other commercial loans	1,825			65		1,890
Total	$250,824	$77,100	$60,108	$279,479	$30,586	$698,097

Carrying Amount	$240,053	$75,194	$56,007	$266,845	$27,318	$665,417
Allowance	265		23	92		380
Carrying Amount Net of Allowance	$239,788	$75,194	$55,984	$266,753	$27,318	$665,037

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of June 30, 2017 were $36.7 million and $27.2 million, respectively; with no required allowance for loan losses. The outstanding balance and related carrying amount of those loans as of December 31, 2016 were $60.5 million and $43.2 million, respectively; with no required allowance for loan losses. During the three months ended June 30, 2017, one loan, with a December 31, 2016 outstanding balance of $12.1 million and a carrying amount of $7.6 million, was transferred to Other Real Estate Owned.

As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable yield, are identified in the tables below.  The tables reflect only purchased loans accounted for under ASC 310-30 and not the entire portfolio of purchased loans.

	Three Months Ended June 30, 2017
	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance		$824	$68	$1,202	$732	$257	$3,083
Additions	$667						667
Accretion		(156)	(48)	(371)	(417)	(166)	(1,158)
Reclassification from nonaccretable		3	43	181	311	144	682
Disposals				(122)	(545)		(667)
Ending balance	$667	$671	$63	$890	$81	$235	$2,607

		Six Months Ended June 30, 2017
	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance		$1,630	$73	$1,233	$736	$279	$3,951
Additions	$667						667
Accretion		(2,658)	(88)	(433)	(887)	(330)	(4,396)
Reclassification from nonaccretable		1,699	78	212	777	286	3,052
Disposals				(122)	(545)		(667)
Ending balance	$667	$671	$63	$890	$81	$235	$2,607

	Three Months Ended June 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,120	$100	$1,456	$1,033	$590	$5,299
Additions
Accretion	(47)	(71)	(849)	(855)	(293)	(2,115)
Reclassification from nonaccretable	5	52	738	737	154	1,686
Disposals	(232)			(11)		(243)
Ending balance	$1,846	$81	$1,345	$904	$451	$4,627

	Six Months Ended June 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,160	$114	$1,508	$1,188	$642	$5,612
Additions
Accretion	(87)	(86)	(912)	(2,145)	(381)	(3,611)
Reclassification from nonaccretable	5	53	749	1,872	190	2,869
Disposals	(232)			(11)		(243)
Ending balance	$1,846	$81	$1,345	$904	$451	$4,627

The following table presents loans acquired, as of the respective acquisition date, during the period ended June 30, 2017, for which it was probable that all contractually required payments would not be collected:

Arlington Bank
Contractually required payments receivable at acquisition date	$6,183
Nonaccretable difference	2,891
Expected cash flows at acquisition date	3,292
Accretable difference	667
Basis in loans at acquisition date	$2,625

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Arlington Bank acquisition on May 19, 2017 resulted in $48,188,000 of goodwill. The Ameriana acquisition on December 31, 2015 resulted in $38,624,000 of goodwill, of which, $871,000 was recorded during the first quarter of 2016 as a measurement period adjustment. Details regarding the Arlington Bank acquisition are discussed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

2017
Balance, January 1	$244,000
Goodwill acquired	48,188
Balance, June 30	$292,188

2016
Balance, January 1	$243,129
Measurement period adjustment	871
Balance, December 31	$244,000

NOTE 7

CORE DEPOSIT INTANGIBLES

A core deposit intangible is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to the core deposit intangible for provisional amounts recorded at the acquisition date. The Arlington Bank acquisition on May 19, 2017 resulted in a core deposit intangible of $4,526,000. The Ameriana acquisition on December 31, 2015 resulted in a core deposit intangible of $5,342,000, of which, $2,142,000 was recorded as a measurement period adjustment in the first quarter of 2016. Details regarding the Arlington Bank acquisition are discussed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

The carrying basis and accumulated amortization of recognized core deposit intangibles are noted below.

	June 30, 2017	December 31, 2016
Gross carrying amount	$63,940	$61,798
Core deposit intangibles acquired	4,526
Measurement period adjustment		2,142
Accumulated amortization	(50,968)	(49,074)
Core deposit intangibles	$17,498	$14,866

Estimated future amortization expense is summarized as follows:

Amortization Expense
2017	$2,329
2018	3,202
2019	2,609
2020	2,268
2021	2,022
After 2021	5,068
$17,498

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of June 30, 2017 and December 31, 2016, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $864,000 from accumulated other comprehensive income to interest expense.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2017, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2017, and 2016, the Corporation did not recognize any ineffectiveness.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2017, the notional amount of customer-facing swaps was approximately $318,652,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2017, and December 31, 2016.

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$3	Other Assets	$15	Other Liabilities	$2,114	Other Liabilities	$2,182
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$6,120	Other Assets	$6,295	Other Liabilities	$6,120	Other Liabilities	$6,295

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest Rate Products	$(404)	$(813)	$(370)	$(2,767)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30, 2017	Three Months Ended June , 2016
Interest rate contracts	Other income		$(242)

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest rate contracts	Other income		$(488)

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended June 30, 2017	Three Months Ended June , 2016
Interest rate contracts	Interest Expense	$(251)	$(318)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest rate contracts	Interest Expense	$(519)	$(642)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of June 30, 2017, the termination value of derivatives in a net liability position related to these agreements was $3,936,000. As of June 30, 2017, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $9,266,000. If the Corporation had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

Interest Rate Derivative Agreements

See information regarding the Corporation's interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017, and December 31, 2016.

		Fair Value Measurements Using:
June 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$499	$499
State and municipal	377,177		$373,882	$3,295
U.S. Government-sponsored mortgage-backed securities	330,235		330,235
Corporate obligations	31			31
Equity securities	34,817	32,801	2,012	4
Interest rate swap asset	6,120		6,120
Interest rate cap	3		3
Interest rate swap liability	8,234		8,234

		Fair Value Measurements Using:
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$100		$100
State and municipal	363,658		358,524	$5,134
U.S. Government-sponsored mortgage-backed securities	312,292		312,292
Corporate obligations	31			31
Equity securities	20,781	$18,765	2,012	4
Interest rate swap asset	6,295		6,295
Interest rate cap	15		15
Interest rate swap liability	8,477		8,477

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2017 and 2016.

	Available for Sale Securities
	Three Months Ended		Six Months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance at beginning of the period	$3,279	$5,504	$5,169	$5,932
Included in other comprehensive income	48	59	59	96
Principal payments	3	1	(1,898)	(464)
Ending balance	$3,330	$5,564	$3,330	$5,564

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2017 or December 31, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and six months ended June 30, 2017 and 2016.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for
June 30, 2017, and December 31, 2016.

		Fair Value Measurements Using
June 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$7,460			$7,460
Other real estate owned	416			416

		Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$15,318			$15,318
Other real estate owned	1,612			1,612

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2017 and December 31, 2016.

June 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,295	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$7,460	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$416	Appraisals	Discount to reflect current market conditions	0% - 15% (5%)

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017, and December 31, 2016.

		June 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$142,650	$142,650
Interest-bearing time deposits	48,305	48,305
Investment securities available for sale	742,759	33,300	$706,129	$3,330
Investment securities held to maturity	600,564		596,015	13,241
Loans held for sale	4,036		4,036
Loans	5,542,673			5,435,004
Federal Home Loan Bank stock	19,015		19,015
Interest rate swap and cap asset	6,123		6,123
Interest receivable	27,597		27,597
Liabilities:
Deposits	$6,017,104	$4,724,324	$1,275,619
Borrowings:
Federal funds purchased	134,608		134,608
Securities sold under repurchase agreements	127,884		127,839
Federal Home Loan Bank advances	312,715		316,819
Subordinated debentures and term loans	128,742		106,962
Interest rate swap liability	8,234		8,234
Interest payable	3,477		3,477

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

Investment securities: Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of certain Level 3 securities is estimated using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

Loans held for sale: The carrying amount approximates fair value due to the short duration between origination and date of sale.

Loans: The fair value for loans is estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. See Impaired Loans above.

Federal Home Loan Bank stock: The fair value of Federal Home Loan Bank stock is based on the price which it may be resold to the Federal Home Loan Bank.

Derivative instruments: The fair value of interest rate swaps reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. Interest rate caps are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rate of the caps. The projected cash receipts on the caps are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Interest receivable and Interest payable: The fair value of interest receivable and payable approximates carrying value.

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
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2017 and December 31, 2016 were:

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$116,406	$1,338		$10,140	$127,884

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$129,617	$1,337	$10,253	$5,273	$146,480

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2017 and 2016:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	15,741	(239)		15,502
Amounts reclassified from accumulated other comprehensive income	(757)	337	(117)	(537)
Period change	14,984	98	(117)	14,965
Balance at June 30, 2017	$16,019	$(1,676)	$(12,959)	$1,384

Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	10,885	(1,798)		9,087
Amounts reclassified from accumulated other comprehensive income	(1,107)	417		(690)
Period change	9,778	(1,381)	—	8,397
Balance at June 30, 2016	$22,103	$(3,728)	$(11,340)	$7,035

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2017 and 2016.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2017	2016	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$567	$706	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(198)	(247)	Income tax expense
	$369	$459

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(251)	$(318)	Interest expense - subordinated debentures and term loans
Related income tax benefit	88	111	Income tax expense
	$(163)	$(207)

Unrealized gains (losses) on defined benefit plans
Amortization of prior service costs	$89		Other expenses - salaries and employee benefits
Related income tax expense	(31)		Income tax expense
	$58	$—

Total reclassifications for the period, net of tax	$264	$252

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2017	2016	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,165	$1,703	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(408)	(596)	Income tax expense
	$757	$1,107

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(519)	$(642)	Interest expense - subordinated debentures and term loans
Related income tax benefit	182	225	Income tax expense
	$(337)	$(417)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$180		Other expenses - salaries and employee benefits
Related income tax expense	(63)		Income tax expense
	$117	$—

Total reclassifications for the period, net of tax	$537	$690

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 3. INVESTMENT SECURITIES, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSU") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2017, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2017 was $488,000 and $1,061,000, respectively, compared to $641,000 and $1,235,000, respectively, for the three and six months ended June 30, 2016. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.8 percent for the six months ended June 30, 2017, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense and the income tax benefit of such awards. The income tax benefit increase in the three and six months ended June 30, 2017 is due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $66,000 and $837,000 of income tax benefit in the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock and ESPP Options
Pre-tax compensation expense	$22	$21	$70	$36
Income tax expense (benefit)	(59)	10	(305)	10
Stock and ESPP option expense, net of income taxes	$(37)	$31	$(235)	$46
Restricted Stock Awards
Pre-tax compensation expense	$466	$620	$991	$1,199
Income tax benefit	(170)	(217)	(880)	(420)
Restricted stock awards expense, net of income taxes	$296	$403	$111	$779
Total Share-Based Compensation
Pre-tax compensation expense	$488	$641	$1,061	$1,235
Income tax benefit	(229)	(207)	(1,184)	(410)
Total share-based compensation expense, net of income taxes	$259	$434	$(123)	$825

As of June 30, 2017, unrecognized compensation expense related to RSAs was $2,748,000 and is expected to be recognized over a weighted-average period of 1.35 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2017.

Stock option activity under the Corporation's stock option plans as of June 30, 2017 and changes during the six months ended June 30, 2017, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	260,211	$19.26
Granted
Exercised	(92,054)	$22.61
Canceled
Outstanding June 30, 2017	168,157	$17.42	2.71	$3,820,566
Vested and Expected to Vest at June 30, 2017	168,157	$17.42	2.71	$3,820,566
Exercisable at June 30, 2017	168,157	$17.42	2.71	$3,820,566

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2017.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $1,514,000 and $116,000, respectively. Cash receipts of stock options exercised during this same period were $2,082,000 and $211,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2017	328,347	$22.87
Granted	7,445	$39.77
Vested	(81,397)	$20.46
Forfeited	(4,020)	$23.09
Unvested RSAs at June 30, 2017	250,375	$24.15

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2017 quarterly offering period of approximately $22,000. The ESPP options vested during the three months ending June 30, 2017, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$10,970	$9,353	$21,596	$17,496
Tax-exempt interest income	(2,632)	(2,104)	(5,181)	(4,130)
Share-based compensation	(29)	17	(784)	19
Tax-exempt earnings and gains on life insurance	(1,040)	(453)	(1,354)	(970)
Tax credits	(132)	(129)	(264)	(258)
Other	70	32	362	133
Actual Tax Expense	$7,207	$6,716	$14,375	$12,290

Effective Tax Rate	23.0%	25.1%	23.3%	24.6%

NOTE 14

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average shares outstanding during the reporting period. Diluted net income per share is computed by dividing net income by the combination of the weighted-average shares outstanding during the reporting period and all potentially dilutive common shares. Potentially dilutive common shares include stock options and RSAs issued under the Corporation's share-based compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive.

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017			2016
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$24,136	42,038,824	$0.57	$20,006	40,751,720	$0.50
Effect of potentially dilutive stock options and restricted stock awards		204,715			217,391
Diluted net income per share	$24,136	42,243,539	$0.57	$20,006	40,969,111	$0.49

	Six Months Ended June 30,
	2017			2016
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$47,329	41,514,565	$1.14	$37,699	40,721,147	$0.93
Effect of potentially dilutive stock options and restricted stock awards		220,456			220,338
Diluted net income per share	$47,329	41,735,021	$1.13	$37,699	40,941,485	$0.92

For the three months ended June 30, 2017, there were no stock options with an option price greater than the average market price of the common stock. Stock options to purchase 111,750 shares for the three months ended June 30, 2016 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

For the six months ended June 30, 2017, there were no stock options with an option price greater than the average market price of the common stock. Stock options to purchase 142,259 shares for the six months ended June 30, 2016 were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

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

FASB Accounting Standards Update No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
Summary - The FASB has issued Accounting Standards Update (ASU) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.
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

FASB Accounting Standards Update No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation - Retirement Benefits.
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 17

SUBSEQUENT EVENTS

On July 14, 2017, Independent Alliance Banks, Inc., an Indiana corporation ("IALB"), merged with and into the Corporation, whereupon the separate corporate existence of IALB ceased and the Corporation survived. Immediately following the merger, IALB's wholly-owned subsidiary, iAB Financial Bank, merged with and into the Bank, with the Bank continuing as the surviving bank. Shareholders of IALB received 1.653 shares of the Corporation's common stock for each share of IALB common stock held, resulting in the issuance of approximately 6.0 million shares of the Corporation's common stock.

On November 21, 2016, the Corporation purchased 495,112 shares, or 12.1 percent of IALB's outstanding common stock, for $19.8 million. The Corporation utilized a market value approach to value the 12.1 percent equity interest, which included an analysis of current trading values and historical acquisition multiples of comparable entities. A minority discount was applied to the valuation due to the purchase being a non-controlling equity interest instead of a whole bank acquisition.

ASC 805-10 - Business Combinations, requires the Corporation to remeasure the 12.1 percent equity interest in IALB’s common stock and recognize any resulting gain or loss in earnings. In the third quarter of 2017, the Corporation remeasured the 12.1 percent equity interest based upon the closing price of IALB’s common stock immediately prior to the acquisition announcement, and prior to the Corporation obtaining control of IALB. The trading price of IALB’s common stock subsequent to the acquisition announcement includes a control or acquisition premium and is not indicative of the fair value of the Corporation’s pre-existing equity interest immediately prior to the acquisition announcement. As a result of the remeasurement, the Corporation will recognize a loss of $50,000 in the third quarter of 2017.

Based on the closing price of the Corporation's common stock on July 14, 2017 of $40.05 per share, the transaction value for the remaining shares of common stock, not owned by the Corporation, was approximately $238.9 million. The combined Corporation has 122 banking centers in Indiana, Illinois and Ohio and expands the Corporation's Indiana footprint into the Ft. Wayne market. Full integration of IALB under the First Merchants brand is expected to be completed during the fourth quarter of 2017.

As of June 30, 2017, IALB had total assets of $1.1 billion, total loans of $754.2 million and deposits of $863.5 million. Certain fair value measurements and the purchase price allocation have not been completed due to the timing of the acquisition and the number of assets acquired and liabilities assumed. Review of the estimated fair values of loans, property and equipment, intangible assets, other assets, deposits and other liabilities, and the evaluation of the assumed tax positions will occur during the measurement period.

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

We believe there have been no significant changes during the six months ended June 30, 2017, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, Arlington Bank and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 106 banking locations in twenty-seven Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

First Merchants Corporation reported second quarter 2017 net income of $24.1 million, compared to $20.0 million during the second quarter of 2016. Diluted earnings per share for the period totaled $.57 per share, an increase of $.08 per share, or 16.3 percent, over the same period in 2016. Year-to-date net income totaled $47.3 million, compared to $37.7 million during the same period in 2016. Diluted earnings per share for the six months ended June 30, 2017 totaled $1.13 per share, an increase of $0.21 per share, or 22.8 percent, over the same period in 2016.

As of June 30, 2017, total assets equaled $7.8 billion, an increase of $593.4 million, or 8.2 percent, from December 31, 2016.  On May 19, 2017, the Corporation acquired Arlington Bank, which resulted in $338.7 million of additional assets. Additional details of the acquisition are discussed within NOTE 2. ACQUISITIONS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $474.6 million, with Arlington Bank contributing $232.3 million in total loans. The largest loan segments that experienced increases were commercial and farmland, residential and commercial and industrial. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $70.5 million as of June 30, 2017.  The allowance provided 257.7 percent coverage of all non-accrual loans and 1.25 percent of total loans.  The Corporation's provision expense and net charge-offs totaled $2.9 million and $629,000, respectively, during the three months ended June 30, 2017, compared to provision expense and net charge-offs of $790,000 and $690,000, respectively, during the same period in 2016. For the six months ended June 30, 2017, the Corporation recorded $5.3 million of provision expense and net charge-offs of $826,000, compared to provision expense of $1.3 million and net charge-offs of $1.6 million during the same period of 2016. The increase in provision expense for the three and six months ended June 30, 2017, compared to the same periods in 2016, was primarily due to organic loan growth in 2017. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

As of June 30, 2017, total deposits equaled $6.0 billion, an increase of $460.6 million from December 31, 2016. The Arlington Bank acquisition resulted in $252.8 million of additional deposits. The largest increases from December 31, 2016 were in demand and savings deposits.

Total borrowings increased $9.8 million as of June 30, 2017 compared to December 31, 2016 as federal funds purchased and Federal Home Loan Bank advances increased $14.3 million and $13.8 million, respectively, which was partially offset by a decrease in securities sold under repurchase agreements of $18.6 million.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 79 percent of revenues for the six months ended June 30, 2017. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the periods presented, the increases in net interest income were primarily driven by the increase in earning assets attributable to the May 2017 Arlington Bank acquisition and core organic loan growth. Additionally, the recent increases in the federal funds rate have contributed positively to net interest income and net interest margin. Details regarding the Arlington Bank acquisition are discussed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Net interest margin for the second quarter of 2017 increased to 3.95 percent compared to the second quarter of 2016 at 3.86 percent. Asset yields increased 14 basis points FTE and interest costs increased 5 basis points, resulting in a 9 basis point FTE increase in net interest income as compared to the same period in 2016.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average earning assets increased $681,013,000 in the second quarter of 2017 compared to the second quarter of 2016. The increase in earning assets attributable to the Arlington Bank acquisition totaled $233,689,000. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $2,279,000 and $3,192,000, respectively, for the three months ended June 30, 2017 and 2016.

Net interest margin for the six months ended June 30, 2017 increased to 3.96 percent compared to the six months ended June 30, 2016 at 3.85 percent, as earning assets increased by $594,480,000. Asset yields increased 14 basis points FTE and interest costs increased 3 basis points, resulting in a 11 basis point FTE increase in net interest income as compared to the same period in 2016. As a result of the Corporation's acquisitions, fair value accretion income was recognized on purchased loans, which is included in interest income, of $6,572,000 and $5,702,000, respectively, for the six months ended June 30, 2017 and 2016.

Additional details of the Corporation's remaining loan fair value discount, accretable and nonaccretable yield can be found in NOTE 5. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended June 30, 2017, and 2016.

(Dollars in Thousands)	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$42,794	$114	1.07%	$99,734	$122	0.49%
Federal Reserve and Federal Home Loan Bank stock	18,655	204	4.37	23,442	233	3.98
Investment Securities: (1)
Taxable	717,818	4,180	2.33	730,179	4,202	2.30
Tax-Exempt (2)	596,223	7,832	5.25	539,004	7,050	5.23
Total Investment Securities	1,314,041	12,012	3.66	1,269,183	11,252	3.55
Loans held for sale	3,791	65	6.86	3,664	96	10.48
Loans: (3)
Commercial	3,911,477	45,400	4.64	3,501,919	40,501	4.63
Real Estate Mortgage	647,032	7,229	4.47	568,746	6,116	4.30
Installment	546,339	6,692	4.90	470,254	5,386	4.58
Tax-Exempt (2)	328,322	3,834	4.67	194,496	2,254	4.64
Total Loans	5,436,961	63,220	4.65	4,739,079	54,353	4.59
Total Earning Assets	6,812,451	75,550	4.44	6,131,438	65,960	4.30
Net unrealized gain on securities available for sale	4,908			10,924
Allowance for loan losses	(69,068)			(62,235)
Cash and cash equivalents	153,247			104,372
Premises and equipment	92,026			96,620
Other assets	578,225			576,720
Total Assets	$7,571,789			$6,857,839
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,596,182	$1,089	0.27%	$1,429,191	$637	0.18%
Money market deposits	901,077	600	0.27	849,270	502	0.24
Savings deposits	791,464	161	0.08	717,044	149	0.08
Certificates and other time deposits	1,281,132	3,287	1.03	1,159,247	2,751	0.95
Total Interest-bearing Deposits	4,569,855	5,137	0.45	4,154,752	4,039	0.39
Borrowings	618,335	3,230	2.09	476,852	2,703	2.27
Total Interest-bearing Liabilities	5,188,190	8,367	0.65	4,631,604	6,742	0.58
Noninterest-bearing deposits	1,360,677			1,285,396
Other liabilities	39,826			64,723
Total Liabilities	6,588,693			5,981,723
Stockholders' Equity	983,096			876,116
Total Liabilities and Stockholders' Equity	$7,571,789	8,367	0.49	$6,857,839	6,742	0.44
Net Interest Income		$67,183			$59,218
Net Interest Margin			3.95%			3.86%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2017 and 2016. These totals equal $4,083 and $3,256 for the three months ended June 30, 2017 and 2016, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the six months ended June 30, 2017, and 2016.

(Dollars in Thousands)	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$36,662	$158	0.86%	$87,722	$228	0.52%
Federal Reserve and Federal Home Loan Bank stock	18,312	393	4.29	30,537	713	4.67
Investment Securities: (1)
Taxable	714,672	8,488	2.38	723,333	8,530	2.36
Tax-Exempt (2)	591,401	15,529	5.25	529,963	13,987	5.28
Total Investment Securities	1,306,073	24,017	3.68	1,253,296	22,517	3.59
Loans held for sale	3,197	109	6.82	4,956	218	8.80
Loans: (3)
Commercial	3,846,622	89,494	4.65	3,475,684	79,365	4.57
Real Estate Mortgage	596,990	13,350	4.47	572,006	12,510	4.37
Installment	539,272	12,790	4.74	463,454	10,495	4.53
Tax-Exempt (2)	323,230	7,423	4.59	188,223	4,277	4.54
Total Loans	5,309,311	123,166	4.64	4,704,323	106,865	4.54
Total Earning Assets	6,670,358	147,734	4.43%	6,075,878	130,323	4.29%
Net unrealized gain on securities available for sale	2,762			10,464
Allowance for loan losses	(68,007)			(62,724)
Cash and cash equivalents	128,768			103,143
Premises and equipment	92,519			96,659
Other assets	569,050			577,157
Total Assets	$7,395,450			$6,800,577
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,554,740	$1,926	0.25%	$1,364,729	$1,181	0.17%
Money market deposits	845,536	941	0.22	857,601	993	0.23
Savings deposits	784,033	317	0.08	703,174	284	0.08
Certificates and other time deposits	1,223,426	6,077	0.99	1,172,852	5,644	0.96
Total Interest-bearing Deposits	4,407,735	9,261	0.42	4,098,356	8,102	0.40
Borrowings	641,499	6,341	1.98	498,470	5,412	2.17
Total Interest-bearing Liabilities	5,049,234	15,602	0.62	4,596,826	13,514	0.59
Noninterest-bearing deposits	1,353,649			1,270,363
Other liabilities	43,798			64,504
Total Liabilities	6,446,681			5,931,693
Stockholders' Equity	948,769			868,884
Total Liabilities and Stockholders' Equity	$7,395,450	15,602	0.47	$6,800,577	13,514	0.44
Net Interest Income		$132,132			$116,809
Net Interest Margin			3.96%			3.85%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2017 and 2016. These totals equal $8,033 and $6,392 for the six months ended June 30, 2017 and 2016, respectively.

(3) Non-accruing loans have been included in the average balances.

NON-INTEREST INCOME

Non-interest income increased $2.0 million, or 12.5 percent, in the second quarter of 2017, compared to the second quarter of 2016.  The Corporation's organic growth contributed to increases in other customer fees and fiduciary income of $711,000 and $233,000, respectively, in the second quarter of 2017 when compared to the same period in 2016. Additionally, in the second quarter of 2017, gains on life insurance benefits increased $1.7 million when compared to the second quarter of 2016. The Corporation acquired Arlington Bank in May 2017 which increased the customer base in the second quarter of 2017 compared to the same period of 2016. Details of the acquisition can be found in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These increases were offset by decreases in other income, net realized gains on sales of available for sale securities and net gains and fees on sales of loans of $352,000, $139,000 and $100,000, respectively.

During the first six months of 2017, non-interest income increased $1.1 million, or 3.3 percent, over the same period in 2016. The Corporation's organic growth contributed to increases in other customer fees and fiduciary income of $515,000 and $379,000, respectively, in the first six months of 2017 when compared to the same period in 2016. Additionally, in the first six months of 2017, gains on life insurance benefits were $2.2 million compared to $895,000 in the same period of 2016, resulting in an increase of $1.3 million.

These increases were offset by decreases in net realized gains on investment securities, net gains and fees on sales of loans and other income of $538,000, $285,000 and $160,000, respectively, in the first six months of 2017 when compared to the same period of 2016.

NON-INTEREST EXPENSE

Non-interest expense increased $2.5 million, or 5.5 percent, in the second quarter of 2017, compared to the second quarter of 2016.  The most significant factor contributing to the increase was the acquisition of Arlington Bank in May 2017. The Corporation recorded $2.5 million of one-time expenses that were primarily merger, integration and system conversion related. The one-time expenses consisted of $649,000 of severance and employee retention expenses, $1.5 million of contract termination and core system conversion expenses and $200,000 of legal and investment banker expenses. Coupled with the acquisition related one-time expenses, the addition of Arlington employees since acquisition contributed $316,000 more in salaries and employee benefits in the second quarter of 2017, compared to the same period in 2016.

During the first six months of 2017, non-interest expense decreased $895,000, or 1.0 percent, when compared to the first six months of 2016.
The Corporation's continued focus on organizational efficiency has resulted in declines in most categories of non-interest expense. Of note, in 2016, the Bank converted its banking charter from a national association, regulated by the Office of the Comptroller of the Currency, to an Indiana state-chartered bank, regulated by the Indiana DFI, resulting in a $529,000 reduction in examination fees compared to the same period in 2016.

Additionally, FDIC expense for the six months ended June 30, 2017 decreased $803,000 from the same period in 2016 as a result of the third quarter 2016 FDIC assessment change for banks under $10 billion in total assets.

Partially offsetting the decreases, were increases in outside data processing fees and professional and other outside services. As a result of a larger franchise and growth in our customer base, the Corporation recognized an increase in on-line banking and ATM/Debit card processing expenses of $937,000 and $405,000, respectively. In the first six months of 2017, professional and other outside services increased $1.4 million, primarily due to $1.5 million of Arlington contract termination and core system conversion expenses recognized in 2017, as compared to 2016.

INCOME TAXES

Income tax expense for the second quarter of 2017 was $7,207,000 on pre-tax net income of $31,343,000.  For the same period in 2016, income tax expense was $6,716,000 on pre-tax net income of $26,722,000. The effective income tax rates for the second quarter of 2017 and 2016 were 23.0 percent and 25.1 percent, respectively.

Income tax expense for the six months ended June 30, 2017 was $14,375,000 on pre-tax net income of $61,704,000.  For the same period in 2016, income tax expense was $12,290,000 on pre-tax net income of $49,989,000. The effective income tax rates for the six months ended June 30, 2017 and 2016 were 23.3 percent and 24.6 percent, respectively.

The lower effective income tax rate during the three months ended June 30, 2017 when compared to the same period in 2016 was primarily a result of increases in tax-exempt interest income and tax-exempt earnings and gains on life insurance. The lower effective income tax rate during the six months ended June 30, 2017 when compared to the same period in 2016 was primarily due to increases in tax-exempt interest income and tax-exempt earnings and gains on life insurance coupled with the tax benefit from share-based compensation upon adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $837,000 of income tax benefit in the first six months of 2017.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 13. INCOME TAX, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Stockholders' Equity

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 19, 2017, the Corporation acquired 100 percent of Arlington Bank. Pursuant to the merger agreement, each Arlington Bank shareholder received 2.7245 shares of the Corporation's common stock for each outstanding share of Arlington Bank common stock held. The Corporation issued approximately 2.1 million shares of common stock, which was valued at approximately $82.6 million. Details regarding the Arlington Bank acquisition are discussed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

As of June 30, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of June 30, 2017 and December 31, 2016 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$923,474	14.01%	$527,417	8.00%	N/A	N/A
First Merchants Bank	847,079	13.19	530,034	8.00	$662,543	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$788,003	11.95%	$395,563	6.00%	N/A	N/A
First Merchants Bank	803,608	12.13	397,526	6.00	$503,034	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$732,635	11.11%	$296,672	4.50%	N/A	N/A
First Merchants Bank	803,608	12.13	298,144	4.50	$430,653	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$788,003	10.84%	$290,826	4.00%	N/A	N/A
First Merchants Bank	803,608	11.05	290,877	4.00	$363,597	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$851,521	14.21%	$479,470	8.00%	N/A	N/A
First Merchants Bank	800,598	13.30	481,490	8.00	$601,862	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$720,484	12.02%	$359,603	6.00%	N/A	N/A
First Merchants Bank	734,561	12.20	361,117	6.00	$481,490	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$665,445	11.10%	$269,702	4.50%	N/A	N/A
First Merchants Bank	734,561	12.20	270,838	4.50	$391,210	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$720,484	10.54%	$273,456	4.00%	N/A	N/A
First Merchants Bank	734,561	10.78	272,461	4.00	$340,576	5.00%

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

	June 30, 2017		December 31, 2016
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,035,116	$1,099,762	$901,657	$973,641
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(1,384)	3,830	13,581	9,701
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	55,534		55,415
Less: Tier 1 Capital Deductions	(166)		(376)
Less: Disallowed Goodwill and Intangible Assets	(300,307)	(299,859)	(249,104)	(248,656)
Less: Disallowed Deferred Tax Assets	(665)		(564)
Total Tier 1 Capital (Regulatory)	788,003	803,608	720,484	734,561
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	70,471	70,471	66,037	66,037
Total Risk-Based Capital (Regulatory)	$923,474	$874,079	$851,521	$800,598

Net Risk-Weighted Assets (Regulatory)	$6,592,710	$6,625,427	$5,993,381	$6,018,623
Average Assets	$7,270,651	$7,271,930	$6,836,412	$6,811,519

Total Risk-Based Capital Ratio (Regulatory)	14.01%	13.19%	14.21%	13.30%
Tier 1 Capital to Risk-Weighted Assets	11.95%	12.13%	12.02%	12.20%
Tier 1 Capital to Average Assets	10.84%	11.05%	10.54%	10.78%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$788,003	$803,608	$720,484	$734,561
Less: Qualified Capital Securities	(55,534)		(55,415)
Add: Additional Tier 1 Capital Deductions	166		376
CET1 Capital (Regulatory)	$732,635	$803,608	$665,445	$734,561

Net Risk-Weighted Assets (Regulatory)	$6,592,710	$6,625,427	$5,993,381	$6,018,623
CET1 Capital Ratio (Regulatory)	11.11%	12.13%	11.10%	12.20%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.68 percent at June 30, 2017, and 9.24 percent at December 31, 2016.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	June 30, 2017	December 31, 2016
Total Stockholders' Equity (GAAP)	$1,035,116	$901,657
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(309,686)	(258,866)
Tangible common equity (non-GAAP)	$725,305	$642,666
Total assets (GAAP)	$7,805,029	$7,211,611
Less: Intangible assets (GAAP)	(309,686)	(258,866)
Tangible assets (non-GAAP)	$7,495,343	$6,952,745
Tangible common equity to tangible assets (non-GAAP)	9.68%	9.24%

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2017	2016	2017	2016
Average goodwill (GAAP)	$266,942	$244,000	$255,534	$244,000
Average core deposit intangible (GAAP)	15,483	17,273	14,935	17,816
Average deferred tax on CDI (GAAP)	(6,217)	(6,606)	(6,002)	(6,751)
Intangible adjustment (non-GAAP)	$276,208	$254,667	$264,467	$255,065
Average stockholders' equity (GAAP)	$983,096	$876,116	$948,769	$868,884
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(276,208)	(254,666)	(264,467)	(255,065)
Average tangible capital (non-GAAP)	$706,763	$621,325	$684,177	$613,694
Average assets (GAAP)	$7,571,789	$6,857,839	$7,395,450	$6,800,577
Intangible adjustment (non-GAAP)	(276,208)	(254,666)	(264,467)	(255,065)
Average tangible assets (non-GAAP)	$7,295,581	$6,603,173	$7,130,983	$6,545,512
Net income available to common stockholders (GAAP)	$24,136	$20,006	$47,329	$37,699
CDI amortization, net of tax (GAAP)	644	635	1,231	1,271
Tangible net income available to common stockholders (non-GAAP)	$24,780	$20,641	$48,560	$38,970
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.57	$0.49	$1.13	$0.92
Diluted tangible net income available to common stockholders (non-GAAP)	$0.59	$0.50	$1.16	$0.95
Ratios:
Return on average GAAP capital (ROE)	9.82%	9.13%	9.98%	8.68%
Return on average tangible capital	14.02%	13.29%	14.20%	12.70%
Return on average assets (ROA)	1.28%	1.17%	1.28%	1.11%
Return on average tangible assets	1.36%	1.25%	1.36%	1.19%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

LOAN QUALITY/PROVISION FOR LOAN LOSSES

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Retail loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2017, non-performing loans totaled $27,731,000, a decrease of $7,014,000 from December 31, 2016 and $1,065,000 from March 31, 2017. Troubled debt restructured loans of $384,000 decreased $4,363,000 from December 31, 2016. Loans not accruing interest income totaled $27,347,000 at June 30, 2017, a $2,651,000 decrease from December 31, 2016. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 220.1 percent at December 31, 2016 to 257.7 percent at June 30, 2017. This non-accrual coverage ratio at March 31, 2017 was 244.4 percent. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

Other real estate owned, totaling $11,893,000 at June 30, 2017, increased $3,600,000 from March 31, 2017 and $2,927,000 from December 31, 2016. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, as well as substandard, doubtful, and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans contractually past due 90 days or more and troubled debt restructure loans.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2017, commercial impaired loans totaled $53,644,000 a decrease of $18,406,000 from the December 31, 2016 balance of $72,050,000. At June 30, 2017, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $49,783,000 as there were no identified losses on these credits. An allowance of $881,000 was recorded for the remaining balance of these commercial impaired loans totaling $3,861,000 and was included in the Corporation’s allowance for loan losses. Also included in the allowance for loan losses were specific reserves for consumer troubled debt restructure loans totaling $350,000.

At June 30, 2017, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned; plus loans 90-days delinquent, totaled $40,258,000; a decrease of $3,565,000 from December 31, 2016 as displayed in the table below.

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Non-Performing Assets plus loans 90+ Days Delinquent:
Non-accrual loans	$27,347	$29,998
Renegotiated loans	384	4,747
Non-performing loans (NPL)	27,731	34,745
Other real estate owned	11,893	8,966
Non-performing assets (NPA)	39,624	43,711
90+ days delinquent	634	112
Non-performing assets plus 90+ days delinquent	$40,258	$43,823
Impaired Loans	$53,644	$72,050

The non-accrual balances in the table above include troubled debt loan restructures totaling $4,238,000 and $4,478,000 as of June 30, 2017 and December 31, 2016, respectively.

The composition of non-performing assets and 90-day delinquent loans is reflected in the following table.

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Non-Performing Assets plus loans 90+ Days Delinquent:
Commercial and industrial loans	$1,886	$2,138
Agricultural production financing and other loans to farmers	662	1,341
Real estate loans:
Construction	3,972	5,312
Commercial and farmland	21,639	22,362
Residential	10,920	10,943
Home Equity	1,115	1,688
Individuals' loans for household and other personal expenditures	64	39
Non-performing assets plus 90+ days delinquent	$40,258	$43,823

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

At June 30, 2017, the allowance for loan losses was $70,471,000, an increase of $4,434,000 from December 31, 2016. As a percent of loans, the allowance was 1.25 percent at June 30, 2017, compared to 1.28 percent at December 31, 2016 and 1.29 percent at June 30, 2016. The provision for loan losses for the three months and six months ended June 30, 2017 was $2,875,000 and $5,260,000, respectively, and was primarily a result of organic loan growth during the periods. Comparatively, the provision for loan losses for the three months and six months ended June 30, 2016 was $790,000 and $1,340,000, respectively. Specific reserves on impaired loans increased $343,000 from $888,000 at December 31, 2016, to $1,231,000 at June 30, 2017.

Net charge-offs for the three months ended June 30, 2017, were $629,000. Comparatively, the same period in 2016 had net charge-offs of $690,000.  For the three and six months ended June 30, 2017 and the three months ended June 30, 2016, there were no charge-offs or recoveries over $500,000. For the six months ended June 30, 2016, there were two charge-offs greater than $500,000 totaling $1,707,000 and one recovery totaling $604,000. The distribution of the net charge-offs or recoveries for the three and six months ended June 30, 2017 and 2016 are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Net Charge-Offs (Recoveries):
Commercial and industrial loans	$(118)	$313	$206	$644
Agricultural production financing and other loans to farmers	(103)	30	(58)	53
Real estate loans:
Construction	(33)	21	(27)	18
Commercial and farmland	519	216	101	261
Residential	66	35	94	422
Home equity	264	68	424	128
Individuals' loans for household and other personal expenditures	34	7	86	82
Other commercial loans				(1)
Total Net Charge-Offs	$629	$690	$826	$1,607

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $742,759,000 at June 30, 2017, an increase of $45,897,000, or 6.59 percent, from December 31, 2016.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $6,111,000 at June 30, 2017. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At June 30, 2017, total borrowings from the FHLB were $312,715,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2017 was $560,893,000.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at June 30, 2017 are as follows:

(Dollars in Thousands)	June 30, 2017
Amounts of commitments:
Loan commitments to extend credit	$2,611,288
Standby and commercial letters of credit	42,061
$2,653,349

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at June 30, 2017, are as follows:

(Dollars in Thousands)	Remaining 2017	2018	2019	2020	2021	2022	2023 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$1,882	$2,468	$2,094	$1,861	$1,478	$1,415	$6,890		$18,088
Federal funds purchased	134,608								134,608
Securities sold under repurchase agreements	127,884								127,884
Federal Home Loan Bank advances	115,860	66,717	38,828	11,310	25,000	20,000	35,000		312,715
Subordinated debentures and term loans	1,196						132,012	(4,466)	128,742
Total	$381,430	$69,185	$40,922	$13,171	$26,478	$21,415	$173,902	$(4,466)	$722,037

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2017, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2017
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(16)
FHLB advances	200	(95)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2017. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2017
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$244,544	$264,624	$216,565
Variance from base		$20,080	$(27,979)
Percent of change from base		8.21%	(11.44)%

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

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2017, and December 31, 2016. Earning assets increased by $538,321,000 during the six months ended June 30, 2017.  Loans and loans held for sale increased by $474,606,000. The largest loan segments that experienced increases were commercial and farmland, residential and commercial and industrial. A slight decrease was noted in agricultural production financing and other loans to farmers. Of the increase in loans, $232,306,000 was attributable to the Arlington Bank acquisition and approximately $107,735,000 of Arlington Bank's portfolio was in the residential loan segment. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. Additionally, investment securities increased $38,818,000 as a portion of cash acquired in the Arlington Bank acquisition was invested in the bond portfolio.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additional details of the Arlington Bank acquisition can be found in NOTE 2. ACQUISITIONS, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Interest-bearing time deposits	$48,305	$24,459
Investment securities available for sale	742,759	696,862
Investment securities held to maturity	600,564	607,643
Loans held for sale	4,036	2,929
Loans	5,613,144	5,139,645
Federal Home Loan Bank stock	19,015	17,964
Total	$7,027,823	$6,489,502

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

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2017	75	$37.10
May, 2017
June, 2017

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

First Merchants Corporation
(Registrant)

Date: August 9, 2017	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	by /s/ Mark K. Hardwick
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