Form 10-Q
period 2017-09-30
FIRST MERCHANTS CORP
filed 2017-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

As of October 31, 2017, there were 49,142,758 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Ameriana	Ameriana Bancorp, Inc., which was acquired by the Corporation on December 31, 2015.
Arlington Bank	The Arlington Bank, which was acquired by the Corporation on May 19, 2017.
ASC	Accounting Standards Codification
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CET1	Common Equity Tier 1
C Financial	C Financial Corporation, which was acquired by the Corporation on April 17, 2015.
CFS	CFS Bancorp, Inc., which was acquired by the Corporation on November 12, 2013.
CMT	Constant Maturity Treasury
Community	Community Bancshares, Inc., which was acquired by the Corporation on November 7, 2014.
Corporation	First Merchants Corporation
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
IAB	Independent Alliance Banks, Inc., which was acquired by the Corporation on July 14, 2017.
Indiana DFI	Indiana Department of Financial Institutions
RSA	Restricted Stock Awards
SCB	SCB Bank, of which the Bank assumed substantially all the deposits and certain other liabilities and acquired certain other assets from the FDIC as receiver on February 10, 2012.
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$146,607	$127,927
Interest-bearing time deposits	72,950	24,459
Investment securities available for sale	890,721	696,862
Investment securities held to maturity (fair value of $587,270 and $611,933)	578,166	607,643
Loans held for sale	4,514	2,929
Loans, net of allowance for loan losses of $73,354 and $66,037	6,410,094	5,073,608
Premises and equipment	102,485	94,432
Federal Home Loan Bank stock	23,825	17,964
Interest receivable	32,366	26,194
Goodwill	445,355	244,000
Other intangibles	33,203	14,866
Cash surrender value of life insurance	222,437	201,671
Other real estate owned	11,912	8,966
Tax asset, deferred and receivable	36,024	39,384
Other assets	38,744	30,706
TOTAL ASSETS	$9,049,403	$7,211,611
LIABILITIES
Deposits:
Noninterest-bearing	$1,662,814	$1,348,267
Interest-bearing	5,248,205	4,208,231
Total Deposits	6,911,019	5,556,498
Borrowings:
Federal funds purchased	100,000	120,349
Securities sold under repurchase agreements	142,107	146,480
Federal Home Loan Bank advances	406,820	298,923
Subordinated debentures and term loans	139,686	128,445
Total Borrowings	788,613	694,197
Interest payable	4,956	3,110
Other liabilities	61,695	56,149
Total Liabilities	7,766,283	6,309,954
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 and 50,000,000 shares
Issued and outstanding - 49,140,594 and 40,912,697 shares	6,143	5,114
Additional paid-in capital	833,451	509,018
Retained earnings	449,759	400,981
Accumulated other comprehensive loss	(6,358)	(13,581)
Total Stockholders' Equity	1,283,120	901,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,049,403	$7,211,611

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans receivable:
Taxable	$71,491	$53,819	$187,234	$156,407
Tax exempt	2,851	1,649	7,676	4,429
Investment securities:
Taxable	4,524	3,992	13,012	12,522
Tax exempt	5,455	4,668	15,549	13,760
Deposits with financial institutions	284	55	442	283
Federal Reserve and Federal Home Loan Bank stock	242	193	635	906
Total Interest Income	84,847	64,376	224,548	188,307
INTEREST EXPENSE
Deposits	6,710	3,926	15,971	12,028
Federal funds purchased	175	27	506	62
Securities sold under repurchase agreements	133	91	331	283
Federal Home Loan Bank advances	1,464	853	3,619	2,467
Subordinated debentures and term loans	1,945	1,797	5,602	5,368
Total Interest Expense	10,427	6,694	26,029	20,208
NET INTEREST INCOME	74,420	57,682	198,519	168,099
Provision for loan losses	2,083	1,900	7,343	3,240
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	72,337	55,782	191,176	164,859
OTHER INCOME
Service charges on deposit accounts	5,044	4,667	13,656	13,228
Fiduciary activities	2,995	2,448	8,244	7,318
Other customer fees	5,341	4,777	15,610	14,531
Increase in cash surrender value of life insurance	1,058	906	2,773	2,784
Gains on life insurance benefits	517	(292)	2,671	603
Net gains and fees on sales of loans	2,317	1,989	5,209	5,166
Net realized gains on sales of available for sale securities	332	839	1,497	2,542
Other income	1,064	1,527	2,288	2,911
Total Other Income	18,668	16,861	51,948	49,083
OTHER EXPENSES
Salaries and employee benefits	33,244	26,651	86,052	79,558
Net occupancy	4,371	4,348	12,552	12,429
Equipment	3,478	2,947	9,192	9,428
Marketing	1,021	630	2,378	2,218
Outside data processing fees	3,162	2,382	8,864	6,476
Printing and office supplies	366	314	905	1,047
Intangible asset amortization	1,698	978	3,592	2,933
FDIC assessments	704	534	1,853	2,486
Other real estate owned and foreclosure expenses	330	637	1,592	2,303
Professional and other outside services	5,843	1,242	10,843	4,882
Other expenses	4,491	3,452	11,300	11,665
Total Other Expenses	58,708	44,115	149,123	135,425
INCOME BEFORE INCOME TAX	32,297	28,528	94,001	78,517
Income tax expense	7,939	7,469	22,314	19,759
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$24,358	$21,059	$71,687	$58,758
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.50	$0.51	$1.64	$1.44
Diluted Net Income Available to Common Stockholders	$0.50	$0.51	$1.63	$1.43
Cash Dividends Paid	$0.18	$0.14	$0.51	$0.39
Average Diluted Shares Outstanding (in thousands)	48,644	41,026	44,063	40,970

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$24,358	$21,059	$71,687	$58,758
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $4,101, $1,627, $4,374 and $4,234	(7,617)	(3,022)	8,124	7,863
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $3, $134, $134 and $835	(7)	250	(246)	(1,548)
Reclassification adjustment for net gains included in net income, net of tax of $32, $183, $258 and $554	(60)	(339)	(480)	(1,029)
Defined benefit pension plan amortization of prior service cost, net of tax of $31 and $94	(58)		(175)
	(7,742)	(3,111)	7,223	5,286
Comprehensive income	$16,616	$17,948	$78,910	$64,044

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2016	125	$125	40,912,697	$5,114	$509,018	$400,981	$(13,581)	$901,657
Comprehensive income
Net income						71,687		71,687
Other comprehensive income, net of tax							7,223	7,223
Cash dividends on common stock ($.51 per share)						(22,909)		(22,909)
Issuance of common stock related to acquisition			8,044,446	1,006	320,425			321,431
Share-based compensation			84,795	11	1,873			1,884
Stock issued under employee benefit plans			10,781	1	366			367
Stock issued under dividend reinvestment and stock purchase plan			17,557	2	712			714
Stock options exercised			101,759	13	2,310			2,323
Stock redeemed			(31,441)	(4)	(1,253)			(1,257)
Balances, September 30, 2017	125	$125	49,140,594	$6,143	$833,451	$449,759	$(6,358)	$1,283,120

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flow From Operating Activities:
Net income	$71,687	$58,758
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,343	3,240
Depreciation and amortization	5,696	5,363
Change in deferred taxes	3,542	6,889
Share-based compensation	1,884	1,883
Loans originated for sale	(246,979)	(280,769)
Proceeds from sales of loans held for sale	257,695	293,519
Gains on sales of loans held for sale	(4,081)	(4,338)
Gains on sales of securities available for sale	(1,497)	(2,542)
Increase in cash surrender of life insurance	(2,773)	(2,784)
Gains on life insurance benefits	(2,671)	(603)
Change in interest receivable	(2,074)	763
Change in interest payable	597	641
Other adjustments	(9,006)	775
Net cash provided by operating activities	79,363	80,795
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	200,013	(1,488)
Purchases of:
Securities available for sale	(307,220)	(161,962)
Securities held to maturity	(30,220)	(94,309)
Proceeds from sales of securities available for sale	54,513	104,821
Proceeds from maturities of:
Securities available for sale	52,176	52,019
Securities held to maturity	55,276	86,281
Change in Federal Reserve and Federal Home Loan Bank stock	40	19,589
Net change in loans	(401,977)	(286,125)
Net cash and cash equivalents received in acquisition	54,536
Proceeds from the sale of other real estate owned	5,046	8,105
Proceeds from life insurance benefits	11,642	2,070
Other adjustments	(1,656)	(3,800)
Net cash used in investing activities	(307,831)	(274,799)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	132,145	195,395
Certificates of deposit and other time deposits	107,322	(41,973)
Borrowings	894,674	647,935
Repayment of borrowings	(866,231)	(594,350)
Cash dividends on common stock	(22,909)	(16,023)
Stock issued under employee benefit plans	367	338
Stock issued under dividend reinvestment and stock purchase plans	714	605
Stock options exercised	2,323	309
Stock redeemed	(1,257)	(800)
Net cash provided by financing activities	247,148	191,436
Net Change in Cash and Cash Equivalents	18,680	(2,568)
Cash and Cash Equivalents, January 1	127,927	102,170
Cash and Cash Equivalents, September 30	$146,607	$99,602
Additional cash flow information:
Interest paid	$24,183	$19,567
Income tax paid	18,000	4,499
Loans transferred to other real estate owned	8,210	665
Fixed assets transferred to other real estate owned		360
Non-cash investing activities using trade date accounting	3,798	1,341

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$1,531,397
Cash paid in acquisitions	(12)
Less: Common stock issued	321,431
Liabilities assumed	$1,209,954	$—

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

NOTE 2

ACQUISITIONS

Independent Alliance Banks, Inc.

On November 21, 2016, the Corporation purchased 495,112 shares, or 12.1 percent, of IAB's outstanding common stock from an IAB shareholder for $19.8 million, or $40.00 per share. On July 14, 2017, the Corporation acquired the remaining shares of IAB common stock. IAB, an Indiana Corporation, merged with and into the Corporation, whereupon the separate corporate existence of IAB ceased and the Corporation survived. Immediately following the merger, IAB's wholly-owned subsidiary, iAB Financial Bank, merged with and into the Bank, with the Bank continuing as the surviving bank.

IAB was headquartered in Fort Wayne, Indiana and had 16 banking centers serving the Fort Wayne market. Pursuant to the merger agreement, each IAB shareholder received 1.653 shares of the Corporation's common stock for each outstanding share of IAB common stock held. The Corporation issued approximately 6.0 million shares of common stock. The transaction value for the remaining shares of common stock, not owned by the Corporation, was approximately $238.8 million, resulting in a total purchase price of $258.6 million. The Corporation engaged in this transaction with the expectation that it would be accretive to income and add a new market area with a demographic profile consistent with many of the current Indiana markets served by the Bank. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

In the third quarter of 2017, ASC 805-10 - Business Combinations, required the Corporation to remeasure the 12.1 percent equity interest in IAB's common stock and recognize the resulting gain or loss, if any, in earnings. The remeasurement was based upon the closing price of IAB's common stock immediately prior to the acquisition announcement, and prior to the Corporation obtaining control of IAB. The trading price of IAB's common stock subsequent to the acquisition announcement included a control or acquisition premium and was not indicative of the fair value of the Corporation's pre-existing equity interest immediately prior to the acquisition announcement. The fair value of the equity interest in IAB's common stock after the remeasurement was $19.8 million. The Corporation recorded a $50,000 loss in the third quarter of 2017 as a result of the remeasurement and the loss is reflected in the Corporation's Consolidated Condensed Statements of Income in the line titled "Net realized gains on sales of available for sale securities."

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the IAB acquisition is detailed in the following table. If prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value
Cash and cash equivalents	$6,016
Interest-bearing time deposits	248,212
Investment securities	4,078
Loans held for sale	594
Loans	725,382
Premises and equipment	10,107
Federal Home Loan Bank stock	4,810
Interest receivable	3,445
Cash surrender value of life insurance	26,964
Other assets	11,780
Deposits	(862,271)
Securities sold under repurchase agreements	(17,915)
Federal Home Loan Bank Advances	(47,575)
Subordinated debentures	(10,583)
Interest payable	(1,005)
Other liabilities	(14,472)
Net tangible assets acquired	87,567
Other Intangible assets	17,403
Goodwill	153,636
Purchase price	$258,606

Of the total purchase price, $17,403,000 has been allocated to other intangible assets. Approximately $13.6 million was allocated to a core deposit intangible, which will be amortized over its estimated life of 10 years. Approximately $3.8 million was allocated to a non-compete intangible, which will be amortized over its estimated life of 2 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

Acquired loan data for IAB can be found in the table below:

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$4,838	$14,131	$8,352
Acquired receivables not subject to ASC 310-30	$720,544	$864,613	$9,786

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value
Cash and cash equivalents	$48,532
Interest-bearing time deposits	292
Loans held for sale	7,626
Loans	224,680
Premises and equipment	1,986
Federal Home Loan Bank stock	1,091
Interest receivable	653
Other assets	1,620
Deposits	(252,783)
Interest payable	(244)
Other liabilities	(3,106)
Net tangible assets acquired	30,347
Core deposit intangible	4,526
Goodwill	47,719
Purchase price	$82,592

Of the total purchase price, $4,526,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

Acquired loan data for Arlington Bank can be found in the table below:

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$2,625	$6,183	$2,891
Acquired receivables not subject to ASC 310-30	$222,055	$308,857	$2,741

Pro Forma Financial Information

The results of operations of Arlington Bank and IAB have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the three and nine months ended September 30, 2017 and the annual period ended December 31, 2016, as if the Arlington Bank and IAB acquisitions occurred as of the beginning of the periods presented.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenue (net interest income plus other income)	$96,178	$281,392
Net income	$19,603	$70,651
Net income available to common shareholders
Earnings per share:
Basic	$0.40	$1.44
Diluted	$0.39	$1.43

2016
Total revenue (net interest income plus other income)	$353,732
Net income	$95,288
Earnings per share:
Basic	$1.95
Diluted	$1.94

The pro forma information includes adjustments for interest income on loans, interest expense on deposits and borrowings, premises expense for the banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the three months ended September 30, 2017 includes operating revenue of $3.7 million and $9.4 million from Arlington Bank and IAB acquisitions since the date of acquisition, respectively. Additionally, $10.9 million, net of tax, of non-recurring expenses directly attributable to the Arlington Bank and IAB acquisitions were included in the three months ended September 30, 2017 pro forma information. For the nine months end September 30, 2017, the pro forma information includes operating revenue of $5.2 million and $9.4 million from Arlington Bank and IAB acquisitions since the date of acquisition, respectively. The pro forma information for the nine months ended September 30, 2017 also includes $14.5 million, net of tax, of non-recurring expenses directly attributable to the Arlington Bank and IAB acquisitions. The pro forma information for the year ended December 31, 2016 includes operating results from Arlington Bank and IAB as if the acquisitions occurred at the beginning of the year. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2017
U.S. Treasury	$250			$250
State and municipal	452,666	$13,748	$2,006	464,408
U.S. Government-sponsored mortgage-backed securities	423,390	2,242	1,957	423,675
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	878,694	15,990	3,963	890,721
Held to maturity at September 30, 2017
U.S. Government-sponsored agency securities	22,618		311	22,307
State and municipal	237,257	5,935	575	242,617
U.S. Government-sponsored mortgage-backed securities	317,291	4,867	812	321,346
Foreign Investments	1,000			1,000
Total held to maturity	578,166	10,802	1,698	587,270
Total Investment Securities	$1,456,860	$26,792	$5,661	$1,477,991

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2017:
Due in one year or less	$674	$675	$7,329	$7,417
Due after one through five years	8,970	9,398	79,466	80,423
Due after five through ten years	84,977	88,832	53,423	54,573
Due after ten years	358,326	365,784	120,657	123,511
	$452,947	$464,689	$260,875	$265,924
U.S. Government-sponsored mortgage-backed securities	423,390	423,675	317,291	321,346
Equity securities	2,357	2,357
Total Investment Securities	$878,694	$890,721	$578,166	$587,270

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

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $511,192,000 at September 30, 2017, and $572,896,000 at December 31, 2016.

The book value of securities sold under agreements to repurchase amounted to $141,329,000 at September 30, 2017, and $145,936,000 at December 31, 2016.

Gross gains on the sales and redemptions of available for sale securities for the three and nine months ended September 30, 2017 and 2016 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and Redemptions of Available for Sale Securities:
Gross gains	$382	$839	$1,547	$2,542
Gross losses	50		50

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2017, and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at September 30, 2017
State and municipal	$76,469	$959	$21,693	$1,047	$98,162	$2,006
U.S. Government-sponsored mortgage-backed securities	153,833	1,794	8,149	163	161,982	1,957
Total Temporarily Impaired Available for Sale Securities	230,302	2,753	29,842	1,210	260,144	3,963
Temporarily Impaired Held to Maturity Securities at September 30, 2017
U.S. Government-sponsored agency securities	9,941	78	12,267	233	22,208	311
State and municipal	18,754	402	6,216	173	24,970	575
U.S. Government-sponsored mortgage-backed securities	74,950	812			74,950	812
Total Temporarily Impaired Held to Maturity Securities	103,645	1,292	18,483	406	122,128	1,698
Total Temporarily Impaired Investment Securities	$333,947	$4,045	$48,325	$1,616	$382,272	$5,661

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2016
State and municipal	$126,593	$5,564			$126,593	$5,564
U.S. Government-sponsored mortgage-backed securities	185,544	3,071			185,544	3,071
Equity Securities	18,765	1,039			18,765	1,039
Total Temporarily Impaired Available for Sale Securities	330,902	9,674			330,902	9,674
Temporarily Impaired Held to Maturity Securities at December 31, 2016
U.S. Government-sponsored agency securities	19,121	479			19,121	479
State and municipal	50,897	1,796			50,897	1,796
U.S. Government-sponsored mortgage-backed securities	109,377	1,527			109,377	1,527
Total Temporarily Impaired Held to Maturity Securities	179,395	3,802			179,395	3,802
Total Temporarily Impaired Investment Securities	$510,297	$13,476			$510,297	$13,476

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2017	December 31, 2016
Investments reported at less than historical cost:
Historical cost	$388,181	$523,773
Fair value	$382,272	$510,297
Percent of the Corporation's investment portfolio	26.0%	39.1%

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment is identified.

The Corporation’s management has evaluated all securities with unrealized losses for other-than temporary impairment as of September 30, 2017. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in state and municipal securities and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2017. The state and municipal securities portfolio contains unrealized losses of $2,006,000 on eighty-three securities and $575,000 on thirty-one securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized losses in the available for sale portfolio, and $311,000 on four securities in the held to maturity portfolio.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2017. The mortgage-backed securities portfolio contains unrealized losses of $1,957,000 on thirty-nine securities and $812,000 on twenty-three securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate. The following tables show the composition of the loan portfolio, the allowance for loan losses and certain credit quality aspects, all excluding loans held for sale.  Loans held for sale as of September 30, 2017, and December 31, 2016, were $4,514,000 and $2,929,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table shows the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2017	December 31, 2016
Commercial and industrial loans	$1,436,092	$1,194,646
Agricultural production financing and other loans to farmers	117,751	79,689
Real estate loans:
Construction	498,862	418,703
Commercial and farmland	2,571,253	1,953,062
Residential	938,437	739,169
Home equity	502,240	418,525
Individuals' loans for household and other personal expenditures	86,406	77,479
Lease financing receivables, net of unearned income	3,877	311
Other commercial loans	328,530	258,061
Loans	$6,483,448	$5,139,645
Allowance for loan losses	(73,354)	(66,037)
Net Loans	$6,410,094	$5,073,608

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at September 30, 2017.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments, to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2017, and September 30, 2016:

	Three Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, June 30, 2017	$28,906	$25,236	$3,372	$12,955	$2	$70,471
Provision for losses	921	374	342	446		2,083
Recoveries on loans	324	1,327	51	157		1,859
Loans charged-off	(468)	(190)	(174)	(227)		(1,059)
Balances, September 30, 2017	$29,683	$26,747	$3,591	$13,331	$2	$73,354

	Nine Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	2,279	2,023	877	2,164		7,343
Recoveries on loans	987	2,066	253	547		3,853
Loans charged-off	(1,279)	(1,003)	(462)	(1,135)		(3,879)
Balances, September 30, 2017	$29,683	$26,747	$3,591	$13,331	$2	$73,354

	Three Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, June 30, 2016	$26,321	$22,280	$2,684	$10,899	$2	$62,186
Provision for losses	727	578	115	480		1,900
Recoveries on loans	175	651	101	324		1,251
Loans charged-off	(720)	(572)	(114)	(475)		(1,881)
Balances, September 30, 2016	$26,503	$22,937	$2,786	$11,228	$2	$63,456

	Nine Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	1,266	992	192	790		3,240
Recoveries on loans	1,150	1,879	286	909		4,224
Loans charged-off	(2,391)	(2,079)	(381)	(1,610)		(6,461)
Balances, September 30, 2016	$26,503	$22,937	$2,786	$11,228	$2	$63,456

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s allowance for loan losses and loan portfolio by segment as of the periods indicated:

	September 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$476	$923		$389		$1,788
Collectively evaluated for impairment	29,207	25,824	$3,591	12,942	$2	71,566
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$29,683	$26,747	$3,591	$13,331	$2	$73,354
Loan Balances:
Individually evaluated for impairment	$6,781	$18,911	$6	$4,073		$29,771
Collectively evaluated for impairment	1,874,225	3,027,247	86,400	1,435,089	$3,877	6,426,838
Loans Acquired with Deteriorated Credit Quality	1,367	23,957		1,515		26,839
Loans	$1,882,373	$3,070,115	$86,406	$1,440,677	$3,877	$6,483,448

	December 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$37	$553		$298		$888
Collectively evaluated for impairment	27,659	23,108	$2,923	11,457	$2	65,149
Loans Acquired with Deteriorated Credit Quality
Total Allowance for Loan Losses	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Loan Balances:
Individually evaluated for impairment	$4,762	$21,358	$9	$4,450		$30,579
Collectively evaluated for impairment	1,520,981	2,315,686	77,470	1,151,396	$311	5,065,844
Loans Acquired with Deteriorated Credit Quality	6,653	34,721		1,848		43,222
Loans	$1,532,396	$2,371,765	$77,479	$1,157,694	$311	$5,139,645

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2017	December 31, 2016
Commercial and industrial loans	$4,910	$1,839
Agriculture production financing and other loans to farmers	1,282	1,329
Real estate loans:
Construction	67	73
Commercial and farmland	12,152	15,754
Residential	11,973	9,523
Home equity	1,818	1,457
Individuals' loans for household and other personal expenditures	51	23
Total	$32,253	$29,998

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

The following tables show the composition of the Corporation’s commercial impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$15,443	$4,526
Agriculture production financing and other loans to farmers	1,818	1,489
Real estate Loans:
Construction	2,583	1,422
Commercial and farmland	51,302	38,098
Residential	5,611	3,310
Home equity	195	154
Total	76,952	48,999
Impaired loans with related allowance:
Commercial and industrial loans	1,824	1,796	$206
Agriculture production financing and other loans to farmers	357	337	270
Real estate Loans:
Commercial and farmland	4,077	3,347	923
Total	6,258	5,480	1,399
Total Impaired Loans	$83,210	$54,479	$1,399

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$17,645	$10,074
Agriculture production financing and other loans to farmers	757	680
Real estate Loans:
Construction	5,946	3,178
Commercial and farmland	67,936	49,731
Residential	8,039	4,664
Home equity	82	44
Other commercial loans	11
Total	100,416	68,371
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	660	660	$36
Real estate Loans:
Commercial and farmland	4,238	2,985	553
Residential	65	34	23
Total	4,963	3,679	612
Total Impaired Loans	$105,379	$72,050	$612

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$4,668	$56	$8,821	$149
Agriculture production financing and other loans to farmers	1,489	9	1,491	9
Real estate Loans:
Construction	1,427	26	1,438	36
Commercial and farmland	40,668	475	42,459	1,266
Residential	3,410	31	3,637	92
Home equity	158	1	163	1
Total	51,820	598	58,009	1,553
Impaired loans with related allowance:
Commercial and industrial loans	1,796		1,796
Agriculture production financing and other loans to farmers	337		337
Real estate Loans:
Commercial and farmland	3,359		3,377	4
Total	5,492		5,510	4
Total Impaired Loans	$57,312	$598	$63,519	$1,557

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$10,025	$89	$10,436	$261
Agriculture production financing and other loans to farmers	636	3	644	3
Real estate Loans:
Construction	3,526	72	3,572	215
Commercial and farmland	61,903	854	63,722	2,576
Residential	5,081	40	5,453	118
Home equity	44		57
Total	81,215	1,058	83,884	3,173
Impaired loans with related allowance:
Commercial and industrial loans	469		471
Agriculture production financing and other loans to farmers	1,164	6	1,236	6
Real estate Loans:
Commercial and farmland	1,850		1,894
Residential	34		39
Total	3,517	6	3,640	6
Total Impaired Loans	$84,732	$1,064	$87,524	$3,179

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

	September 30, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,366,945	$43,245	$25,234	$668				$1,436,092
Agriculture production financing and other loans to farmers	64,699	29,765	22,516	622		$149		117,751
Real estate Loans:
Construction	469,967	1,619	986			26,155	$135	498,862
Commercial and farmland	2,409,972	70,397	85,732	1,976		3,173	3	2,571,253
Residential	175,260	4,161	4,259	149		743,713	10,895	938,437
Home equity	25,610		124	112		474,465	1,929	502,240
Individuals' loans for household and other personal expenditures						86,340	66	86,406
Lease financing receivables, net of unearned income	3,497	380						3,877
Other commercial loans	327,483		1,047					328,530
Loans	$4,843,433	$149,567	$139,898	$3,527		$1,333,995	$13,028	$6,483,448

	December 31, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,117,545	$30,919	$46,182					$1,194,646
Agriculture production financing and other loans to farmers	30,712	25,273	23,704					79,689
Real estate Loans:
Construction	398,646	3,490	1,858			$14,636	$73	418,703
Commercial and farmland	1,811,367	60,028	80,626			1,034	7	1,953,062
Residential	146,251	5,106	6,046			574,054	7,712	739,169
Home equity	7,310	47	516			409,237	1,415	418,525
Individuals' loans for household and other personal expenditures						77,456	23	77,479
Lease financing receivables, net of unearned income	228		83					311
Other commercial loans	257,861		200					258,061
Loans	$3,769,920	$124,863	$159,215			$1,076,417	$9,230	$5,139,645

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of September 30, 2017, and December 31, 2016.

	September 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,430,469	$196	$492	$25	$4,910	$5,623	$1,436,092
Agriculture production financing and other loans to farmers	116,410	59			1,282	1,341	117,751
Real estate loans:
Construction	498,233	432	62	68	67	629	498,862
Commercial and farmland	2,555,261	2,952	879	9	12,152	15,992	2,571,253
Residential	922,848	2,960	613	43	11,973	15,589	938,437
Home equity	497,692	1,880	585	265	1,818	4,548	502,240
Individuals' loans for household and other personal expenditures	85,877	300	163	15	51	529	86,406
Lease financing receivables, net of unearned income	3,877						3,877
Other commercial loans	328,390		140			140	328,530
Loans	$6,439,057	$8,779	$2,934	$425	$32,253	$44,391	$6,483,448

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

The following tables summarize troubled debt restructurings in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$6	$6	1	$400	$176	2
Real estate loans:
Commercial and farmland				357	492	6
Residential	120	122	1	570	520	8
Home equity	68	73	2	190	73	2
Total	$194	$201	4	$1,517	$1,261	18

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans				$260	$260	3
Agriculture production financing and other loans to farmers				1,606	1,472	5
Real estate loans:
Commercial and farmland	$87	$95	1	3,978	3,955	7
Residential	611	678	11	724	811	14
Home equity	55	58	2	229	204	3
Total	$753	$831	14	$6,797	$6,702	32

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the recorded investment of troubled debt restructurings as of September 30, 2017 and 2016, by modification type, that occurred during the periods indicated:

	Three Months Ended September 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$5			$5
Real estate loans:
Residential		$122		122
Home equity		73		73
Total	$5	$195		$200

	Nine Months Ended September 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$5		$168	$173
Real estate loans:
Commercial and farmland	41	$61	232	334
Residential		466	42	508
Home Equity		73		73
Total	$46	$600	$442	$1,088

	Three Months Ended September 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Commercial and farmland			$95	$95
Residential		$663		663
Home equity		56		56
Total		$719	$95	$814

	Nine Months Ended September 30, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$197	$197
Agriculture production financing and other loans to farmers	$898			898
Real estate loans:
Commercial and farmland	416		3,487	3,903
Residential		$773		773
Home equity		197		197
Total	$1,314	$970	$3,684	$5,968

Loans secured by residential real estate made up 97 percent of the post-modification balance of troubled debt restructured loans made in the three months ended September 30, 2017. The same loan classification made up 47 percent of the post-modification balance of troubled debt restructured loans made in the nine months ended September 30, 2017.

There were no troubled debt restructures that occurred during the twelve months ended September 30, 2017, that subsequently defaulted during the three and nine month periods ended September 30, 2017 and remained in default at period end. The following table summarizes troubled debt restructures that occurred during the twelve months ended September 30, 2016, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this discussion, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans			3	$197
Real estate loans:
Residential	1	$54	1	54
Total	1	$54	4	$251

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1,847,000 and $1,530,000 at September 30, 2017 and December 31, 2016, respectively.

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

The Corporation's most recent acquisitions, Arlington Bank and IAB, are detailed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. All of the Corporation's acquisitions since December 31, 2008 are as indicated below. The following tables include the outstanding balance and carrying amount of all acquired loans which were included in the Corporation's balance sheet at September 30, 2017, and December 31, 2016.

	September 30, 2017
	IAB	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$107,827	$4,131	$4,823	$70	$409	$9,509	$2,171	$128,940
Agricultural production financing and other loans to farmers	39,558				93	50	1,116	40,817
Real estate loans:
Construction	32,866	16,025	9,269	1,122	1,721	103		61,106
Commercial and farmland	370,664	84,212	83,030	18,149	29,681	83,186	6,970	675,892
Residential	106,466	71,752	89,773	35,027	6,845	83,421	3,104	396,388
Home equity	38,581	26,918	9,333	6,211	4,615	21,306	10,298	117,262
Individuals' loans for household and other personal expenditures	4,236	755	417		89	57	23	5,577
Lease financing receivables, net of unearned income	2,405							2,405
Other commercial loans	12,960	94	1,745			60		14,859
Total	715,563	203,887	198,390	60,579	43,453	197,692	23,682	1,443,246
Remaining fair value discount	(22,501)	(5,901)	(7,065)	(1,383)	(2,545)	(6,185)	(2,298)	(47,878)
Carrying amount	693,062	197,986	191,325	59,196	40,908	191,507	21,384	1,395,368
Allowance	362		411		52	38		863
Carrying amount net of allowance	$692,700	$197,986	$190,914	$59,196	$40,856	$191,469	$21,384	$1,394,505

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$8,003	$85	$2,269	$23,327	$3,552	$37,236
Agricultural production financing and other loans to farmers			1,030	50	1,630	2,710
Real estate loans:
Construction	22,017	2,835	4,026	420		29,298
Commercial and farmland	103,075	22,130	36,947	131,895	9,315	303,362
Residential	103,414	44,101	9,363	96,627	4,135	257,640
Home equity	11,728	7,947	6,326	26,894	11,924	64,819
Individuals' loans for household and other personal expenditures	762	2	147	201	30	1,142
Other commercial loans	1,825			65		1,890
Total	250,824	77,100	60,108	279,479	30,586	698,097
Remaining fair value discount	(10,771)	(1,906)	(4,101)	(12,634)	(3,268)	(32,680)
Carrying amount	240,053	75,194	56,007	266,845	27,318	665,417
Allowance	265		23	92		380
Carrying amount net of allowance	$239,788	$75,194	$55,984	$266,753	$27,318	$665,037

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of September 30, 2017 were $42.1 million and $26.8 million, respectively; with no required allowance for loan losses. The outstanding balance and related carrying amount of those loans as of December 31, 2016 were $60.5 million and $43.2 million, respectively; with no required allowance for loan losses. During the nine months ended September 30, 2017, one loan, with a December 31, 2016 outstanding balance of $12.1 million and a carrying amount of $7.6 million, was transferred to Other Real Estate Owned.

As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the tables below.  The tables reflect only purchased loans accounted for under ASC 310-30 and not the entire portfolio of purchased loans.

	Three Months Ended September 30, 2017
	IAB	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance		$667	$671	$63	$890	$81	$235	$2,607
Additions	$941							941
Accretion		(38)	(156)	(134)	(11)	(166)	(181)	(686)
Reclassification from nonaccretable		26	23	71		170	159	449
Disposals
Ending balance	$941	$655	$538		$879	$85	$213	$3,311

	Nine Months Ended September 30, 2017
	IAB	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance			$1,630	$73	$1,233	$736	$279	$3,951
Additions	$941	$667						1,608
Accretion		(38)	(2,814)	(222)	(444)	(1,053)	(511)	(5,082)
Reclassification from nonaccretable		26	1,722	149	212	947	445	3,501
Disposals					(122)	(545)		(667)
Ending balance	$941	$655	$538		$879	$85	$213	$3,311

	Three Months Ended September 30, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$1,846	$81	$1,345	$904	$451	$4,627
Additions
Accretion	(67)	(18)	(63)	(665)	(199)	(1,012)
Reclassification from nonaccretable	4	15	22	585	72	698
Disposals
Ending balance	$1,783	$78	$1,304	$824	$324	$4,313

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

The following table presents loans acquired during the nine month period ended September 30, 2017, for which it was probable that all contractually required payments would not be collected:

	IAB	Arlington Bank
Contractually required payments receivable at acquisition date	$14,131	$6,183
Nonaccretable difference	8,352	2,891
Expected cash flows at acquisition date	5,779	3,292
Accretable difference	941	667
Basis in loans at acquisition date	$4,838	$2,625

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. The Ameriana acquisition on December 31, 2015 resulted in $38,624,000 of goodwill, of which, $871,000 was recorded during the first quarter of 2016 as a measurement period adjustment. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

2017
Balance, January 1	$244,000
Goodwill acquired	201,824
Measurement period adjustment	(469)
Balance, September 30	$445,355

2016
Balance, January 1	$243,129
Measurement period adjustment	871
Balance, December 31	$244,000

NOTE 7

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The IAB acquisition on July 14, 2017 resulted in a core deposit intangible of $13,638,000 and other intangibles, consisting of non-compete intangibles, of $3,765,000. The Arlington Bank acquisition on May 19, 2017 resulted in a core deposit intangible of $4,526,000. The Ameriana acquisition on December 31, 2015 resulted in a core deposit intangible of $5,342,000, of which, $2,142,000 was recorded as a measurement period adjustment in the first quarter of 2016. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	September 30, 2017	December 31, 2016
Gross carrying amount	$63,940	$61,798
Core deposit intangibles acquired	18,164
Other intangibles acquired	3,765
Measurement period adjustment		2,142
Accumulated amortization	(52,666)	(49,074)
Total other intangibles	$33,203	$14,866

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2017	$2,055
2018	6,719
2019	5,169
2020	3,632
2021	3,427
After 2021	12,201
$33,203

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of September 30, 2017 and December 31, 2016, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $803,000 from accumulated other comprehensive income to interest expense.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2017, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2017, and 2016, the Corporation did not recognize any ineffectiveness.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2017, the notional amount of customer-facing swaps was approximately $383,658,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2017, and December 31, 2016.

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$1	Other Assets	$15	Other Liabilities	$1,934	Other Liabilities	$2,182
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$7,060	Other Assets	$6,295	Other Liabilities	$7,060	Other Liabilities	$6,295

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Rate Products	$(10)	$384	$(380)	$(2,383)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Interest rate contracts	Other income		$211

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest rate contracts	Other income		$698

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Interest rate contracts	Interest Expense	$(240)	$(317)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest rate contracts	Interest Expense	$(759)	$(959)

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

The Corporation also has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Corporation could also be declared in default on its derivative obligations. As of September 30, 2017, the termination value of derivatives in a net liability position related to these agreements was $3,877,000. As of September 30, 2017, the Corporation had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $12,366,000. If the Corporation had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Investment Securities

Where quoted, market prices are available in an active market and securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include government-sponsored mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, corporate obligations and equity securities. Level 3 fair value for state and municipal, corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

The following tables present the fair value measurements of assets and liabilities recognized in the Consolidated Condensed Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017, and December 31, 2016.

		Fair Value Measurements Using:
September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$250	$250
State and municipal	464,408		$460,456	$3,952
U.S. Government-sponsored mortgage-backed securities	423,675		423,675
Corporate obligations	31			31
Equity securities	2,357		2,353	4
Interest rate swap asset	7,060		7,060
Interest rate cap	1		1
Interest rate swap liability	8,994		8,994

		Fair Value Measurements Using:
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$100		$100
State and municipal	363,658		358,524	$5,134
U.S. Government-sponsored mortgage-backed securities	312,292		312,292
Corporate obligations	31			31
Equity securities	20,781	$18,765	2,012	4
Interest rate swap asset	6,295		6,295
Interest rate cap	15		15
Interest rate swap liability	8,477		8,477

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2017 and 2016.

	Available for Sale Securities
	Three Months Ended		Nine Months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at beginning of the period	$3,330	$5,564	$5,169	$5,932
Included in other comprehensive income	(22)	(45)	38	52
Principal payments	679	(77)	(1,220)	(542)
Ending balance	$3,987	$5,442	$3,987	$5,442

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2017 or December 31, 2016.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2017 and 2016.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for
September 30, 2017, and December 31, 2016.

		Fair Value Measurements Using
September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$8,045			$8,045
Other real estate owned	1,818			1,818

		Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$15,318			$15,318
Other real estate owned	1,612			1,612

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2017 and December 31, 2016.

September 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,952	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$8,045	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$1,818	Appraisals	Discount to reflect current market conditions	0% - 15% (4%)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,134	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$15,318	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$1,612	Appraisals	Discount to reflect current market conditions	0% - 10% (9%)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017, and December 31, 2016.

		September 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$146,607	$146,607
Interest-bearing time deposits	72,950	72,950
Investment securities available for sale	890,721	250	$886,484	$3,987
Investment securities held to maturity	578,166		574,698	12,572
Loans held for sale	4,514		4,514
Loans	6,410,094			6,301,582
Federal Home Loan Bank stock	23,825		23,825
Interest rate swap and cap asset	7,061		7,061
Interest receivable	32,366		32,366
Liabilities:
Deposits	$6,911,019	$5,447,422	$1,445,246
Borrowings:
Federal funds purchased	100,000		100,000
Securities sold under repurchase agreements	142,107		142,060
Federal Home Loan Bank advances	406,820		407,708
Subordinated debentures and term loans	139,686		114,435
Interest rate swap liability	8,994		8,994
Interest payable	4,956		4,956

		December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$127,927	$127,927
Interest-bearing time deposits	24,459	24,459
Investment securities available for sale	696,862	18,765	$672,928	$5,169
Investment securities held to maturity	607,643		597,246	14,687
Loans held for sale	2,929		2,929
Loans	5,073,608			4,933,552
Federal Home Loan Bank stock	17,964		17,964
Interest rate swap and cap asset	6,310		6,310
Interest receivable	26,194		26,194
Liabilities:
Deposits	$5,556,498	$4,427,605	$1,111,491
Borrowings:
Federal funds purchased	120,349		120,349
Securities sold under repurchase agreements	146,480		146,449
Federal Home Loan Bank advances	298,923		297,465
Subordinated debentures and term loans	128,445		105,930
Interest rate swap liability	8,477		8,477
Interest payable	3,110		3,110

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2017 and December 31, 2016 were:

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$129,128	$1,339	$2,544	$9,096	$142,107

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$129,617	$1,337	$10,253	$5,273	$146,480

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2017 and 2016:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	8,124	(246)		7,878
Amounts reclassified from accumulated other comprehensive income	(973)	493	(175)	(655)
Period change	7,151	247	(175)	7,223
Balance at September 30, 2017	$8,186	$(1,527)	$(13,017)	$(6,358)

Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	7,863	(1,548)		6,315
Amounts reclassified from accumulated other comprehensive income	(1,652)	623		(1,029)
Period change	6,211	(925)	—	5,286
Balance at September 30, 2016	$18,536	$(3,272)	$(11,340)	$3,924

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2017 and 2016.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2017	2016	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$332	$839	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(116)	(294)	Income tax expense
	$216	$545

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(240)	$(317)	Interest expense - subordinated debentures and term loans
Related income tax benefit	84	111	Income tax expense
	$(156)	$(206)

Unrealized gains (losses) on defined benefit plans
Amortization of prior service costs	$89		Other expenses - salaries and employee benefits
Related income tax expense	(31)		Income tax expense
	$58	$—

Total reclassifications for the period, net of tax	$118	$339

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2017	2016	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,497	$2,542	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(524)	(890)	Income tax expense
	$973	$1,652

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(759)	$(959)	Interest expense - subordinated debentures and term loans
Related income tax benefit	266	336	Income tax expense
	$(493)	$(623)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$269		Other expenses - salaries and employee benefits
Related income tax expense	(94)		Income tax expense
	$175	$—

Total reclassifications for the period, net of tax	$655	$1,029

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

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSU") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2017, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2017 was $823,000 and $1,884,000, respectively, compared to $648,000 and $1,883,000, respectively, for the three and nine months ended September 30, 2016. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.8 percent for the nine months ended September 30, 2017, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense and the income tax benefit of such awards. The income tax benefit increase in the three and nine months ended September 30, 2017 is due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $9,000 and $846,000 of income tax benefit in the three and nine months ended September 30, 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock and ESPP Options
Pre-tax compensation expense	$23	$18	$93	$54
Income tax expense (benefit)	(9)	3	(313)	12
Stock and ESPP option expense, net of income taxes	$14	$21	$(220)	$66
Restricted Stock Awards
Pre-tax compensation expense	$800	$630	$1,791	$1,829
Income tax benefit	(280)	(221)	(1,160)	(640)
Restricted stock awards expense, net of income taxes	$520	$409	$631	$1,189
Total Share-Based Compensation
Pre-tax compensation expense	$823	$648	$1,884	$1,883
Income tax benefit	(289)	(218)	(1,473)	(628)
Total share-based compensation expense, net of income taxes	$534	$430	$411	$1,255

As of September 30, 2017, unrecognized compensation expense related to RSAs was $6,810,000 and is expected to be recognized over a weighted-average period of 1.66 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2017.

Stock option activity under the Corporation's stock option plans as of September 30, 2017 and changes during the nine months ended September 30, 2017, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	260,211	$19.26
Granted
Exercised	(101,759)	$22.83
Canceled
Outstanding September 30, 2017	158,452	$16.96	2.55	$4,114,422
Vested and Expected to Vest at September 30, 2017	158,452	$16.96	2.55	$4,114,422
Exercisable at September 30, 2017	158,452	$16.96	2.55	$4,114,422

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2017.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $1,675,000 and $245,000, respectively. Cash receipts of stock options exercised during this same period were $2,323,000 and $309,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2017	328,347	$22.87
Granted	127,757	$40.41
Vested	(84,795)	$20.45
Forfeited	(4,220)	$23.11
Unvested RSAs at September 30, 2017	367,089	$29.53

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2017 quarterly offering period of approximately $23,000. The ESPP options vested during the three months ending September 30, 2017, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2017.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 35%	$11,304	$9,985	$32,900	$27,481
Tax-exempt interest income	(2,881)	(2,198)	(8,062)	(6,328)
Share-based compensation	(78)	(29)	(862)	(10)
Tax-exempt earnings and gains on life insurance	(551)	(216)	(1,905)	(1,186)
Tax credits	(132)	(165)	(396)	(423)
Other	277	92	639	225
Actual Tax Expense	$7,939	$7,469	$22,314	$19,759

Effective Tax Rate	24.6%	26.2%	23.7%	25.2%

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017			2016
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$24,358	48,431,880	$0.50	$21,059	40,779,423	$0.51
Effect of potentially dilutive stock options and restricted stock awards		211,894			246,361
Diluted net income per share	$24,358	48,643,774	$0.50	$21,059	41,025,784	$0.51

	Nine Months Ended September 30,
	2017			2016
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$71,687	43,845,675	$1.64	$58,758	40,740,714	$1.44
Effect of potentially dilutive stock options and restricted stock awards		217,544			229,501
Diluted net income per share	$71,687	44,063,219	$1.63	$58,758	40,970,215	$1.43

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

For the three months ended September 30, 2017, there were no stock options with an option price greater than the average market price of the common shares. Stock options to purchase 53,550 shares for the three months ended September 30, 2016 were excluded from the computation of diluted net income per share because the exercise price for the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the nine months ended September 30, 2017, there were no stock options with an option price greater than the average market price of the common shares. Stock options to purchase 119,157 shares for the nine months ended September 30, 2016 were excluded from the computation of diluted net income per share because the exercise price for the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 15

IMPACT OF ACCOUNTING CHANGES

The Corporation continually monitors potential accounting changes and pronouncements. The following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Update No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Summary - The FASB has issued an Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The ASU is effective for public companies in 2019 and private companies in 2020. Early adoption is permitted.
The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.
The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies and for fiscal years beginning after December 15, 2019 (and interim periods for fiscal years beginning after December 15, 2020), for private companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Corporation plans to adopt ASU 2017-12 in the first quarter of 2019.
ASU 2017-12 requires a modified retrospective transition method in which the Corporation will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Corporation continues to assess all potential impacts of the standard, adoption of the standard is not expected to have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
Summary - The FASB has issued Accounting Standards Update (ASU) No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.
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
Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Corporation plans to adopt ASU 2017-08 in the first quarter of 2019. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

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
The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation plans to adopt this ASU in the first quarter of 2018. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

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
The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Corporation plans to adopt this ASU in the first quarter of 2020.
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

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Corporation plans to adopt this ASU in the first quarter of 2018. Adoption of this ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We are finalizing our in-depth assessment and have identified the revenue line items within the scope of this new guidance. Our accounting policies will not materially change since the principles of revenue recognition from the ASU are largely consistent with existing guidance and our current practices. While certain implementation issues relevant to our industry are still pending resolution, such as the applicability of interchange revenues, our preliminary conclusions reached as to the application of this new guidance are not expected to be significantly affected. We have elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. We will provide qualitative disclosures of our performance obligations related to revenue recognition and we continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.

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

We believe there have been no significant changes during the nine months ended September 30, 2017, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust, iAB Financial Bank and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 121 banking locations in thirty-one Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported third quarter 2017 net income of $24.4 million, compared to $21.1 million during the third quarter of 2016. Diluted earnings per share for the period totaled $.50 per share, which included $.11 per share of acquisition expenses, compared to $.51 per diluted share during the same period in 2016. The acquisition expenses in the third quarter totaled $7.9 million and were primarily related to the acquisition of IAB.

Year-to-date net income totaled $71.7 million, compared to $58.8 million during the same period in 2016. Diluted earnings per share for the nine months ended September 30, 2017 totaled $1.63 per share, an increase of $.20 per share, or 14 percent, over the same period in 2016. In the first nine months of 2017, acquisition expenses related to the completion of the Arlington Bank and IAB acquisitions, totaled $10.8 million, or $.16 per share.

As of September 30, 2017, total assets equaled $9.0 billion, an increase of $1.8 billion, or 25.5 percent, from December 31, 2016.  On May 19, 2017, the Corporation acquired Arlington Bank, which resulted in $338.7 million of additional assets and on July 14, 2017, the Corporation acquired IAB, which resulted in $1.2 billion of additional assets. Additional details of the acquisitions are discussed within NOTE 2. ACQUISITIONS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $1.3 billion, with Arlington Bank and IAB contributing $232.3 million and $726.0 million in total loans, respectively. The largest loan segments that experienced increases were commercial and farmland, commercial and industrial and residential. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements, and the "EARNING ASSETS" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $73.4 million as of September 30, 2017.  The allowance provided 227.4 percent coverage of all non-accrual loans and 1.13 percent of total loans.  The Corporation's provision expense for the three months ended September 30, 2017 was $2.1 million, an increase of $183,000 compared to the same period in 2016. Provision expense for the nine months ended September 30, 2017, was $7.3 million, compared to $3.2 million during the same period of 2016. The increase in provision expense for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily due to organic loan growth in 2017. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

As of September 30, 2017, total deposits equaled $6.9 billion, an increase of $1.4 billion from December 31, 2016. The Arlington Bank and IAB acquisitions resulted in $252.8 million and $862.3 million of additional deposits, respectively. The largest increases from December 31, 2016 were in demand and savings deposits.

Total borrowings increased $94.4 million as of September 30, 2017, compared to December 31, 2016, primarily as Federal Home Loan Bank advances increased $107.9 million. The IAB acquisition resulted in $47.6 million of additional Federal Home Loan Bank advances and the remaining increase resulted from liquidity needed to fund organic loan growth. Offsetting this increase was a decrease in federal funds purchased and securities sold under repurchase agreements of $20.3 million and $4.4 million, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 79 percent of revenues for the nine months ended September 30, 2017. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the periods presented, the increases in net interest income were primarily driven by the increase in earning assets attributable to the July 2017 IAB acquisition and May 2017 Arlington Bank acquisition, in addition to, core organic loan growth. Additionally, the recent increases in the federal funds rate have contributed positively to net interest income and net interest margin. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Net interest margin for the third quarter of 2017 increased to 4.03 percent compared to the third quarter of 2016 at 3.94 percent. Asset yields increased 19 basis points FTE and interest costs increased 10 basis points, resulting in a 9 basis point FTE increase in net interest income as compared to the same period in 2016.

Average earning assets increased $1,642,197,000 in the third quarter of 2017 compared to the third quarter of 2016. The increase in earning assets is attributable to the IAB acquisition which totaled $983,076,000 and the Arlington Bank acquisition which totaled $233,689,000. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3,237,000 and $3,806,000, respectively, for the three months ended September 30, 2017 and 2016.

Net interest margin for the nine months ended September 30, 2017 increased to 3.98 percent compared to the nine months ended September 30, 2016 at 3.88 percent, as earning assets increased by $947,707,000. Asset yields increased 15 basis points FTE and interest costs increased 5 basis points, resulting in a 10 basis point FTE increase in net interest income as compared to the same period in 2016. As a result of the Corporation's acquisitions, fair value accretion income was recognized on purchased loans, which is included in interest income, of $9,809,000 and $9,508,000, respectively, for the nine months ended September 30, 2017 and 2016.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended September 30, 2017, and 2016.

(Dollars in Thousands)	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$139,905	$284	0.81%	$54,120	$55	0.40%
Federal Reserve and Federal Home Loan Bank stock	23,146	242	4.18	18,095	193	4.24
Investment Securities: (1)
Taxable	718,965	4,524	2.52	729,223	3,992	2.18
Tax-Exempt (2)	645,577	8,392	5.20	559,845	7,182	5.10
Total Investment Securities	1,364,542	12,916	3.79	1,289,068	11,174	3.45
Loans held for sale	8,117	136	6.70	742	73	39.14
Loans: (3)
Commercial	4,556,653	55,266	4.85	3,556,187	41,653	4.66
Real Estate Mortgage	785,317	8,596	4.38	567,015	6,521	4.58
Installment	595,164	7,494	5.04	493,807	5,572	4.49
Tax-Exempt (2)	367,559	4,385	4.77	219,172	2,537	4.60
Total Loans	6,312,810	75,877	4.81	4,836,923	56,356	4.64
Total Earning Assets	7,840,403	89,319	4.56	6,198,206	67,778	4.37
Net unrealized gain on securities available for sale	7,733			11,738
Allowance for loan losses	(71,753)			(62,453)
Cash and cash equivalents	129,058			102,023
Premises and equipment	101,979			95,541
Other assets	786,246			562,248
Total Assets	$8,793,666			$6,907,303
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,834,965	$1,706	0.37%	$1,454,992	$669	0.18%
Money market deposits	990,682	747	0.30	793,173	384	0.19
Savings deposits	887,201	203	0.09	754,401	171	0.09
Certificates and other time deposits	1,450,448	4,054	1.12	1,128,595	2,702	0.95
Total Interest-bearing Deposits	5,163,296	6,710	0.52	4,131,161	3,926	0.38
Borrowings	694,203	3,717	2.14	521,125	2,768	2.11
Total Interest-bearing Liabilities	5,857,499	10,427	0.71	4,652,286	6,694	0.57
Noninterest-bearing deposits	1,626,757			1,297,292
Other liabilities	64,938			60,791
Total Liabilities	7,549,194			6,010,369
Stockholders' Equity	1,244,472			896,934
Total Liabilities and Stockholders' Equity	$8,793,666	10,427	0.53	$6,907,303	6,694	0.43
Net Interest Income		$78,892			$61,084
Net Interest Margin			4.03%			3.94%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2017 and 2016. These totals equal $4,472 and $3,402 for the three months ended September 30, 2017 and 2016, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the nine months ended September 30, 2017, and 2016.

(Dollars in Thousands)	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$71,456	$442	0.82%	$76,440	$283	0.49%
Federal Reserve and Federal Home Loan Bank stock	19,941	635	4.25	26,359	906	4.59
Investment Securities: (1)
Taxable	716,118	13,012	2.42	725,311	12,522	2.31
Tax-Exempt (2)	609,658	23,922	5.23	539,996	21,169	5.24
Total Investment Securities	1,325,776	36,934	3.71	1,265,307	33,691	3.56
Loans held for sale	4,875	245	6.70	3,541	291	10.98
Loans: (3)
Commercial	4,085,901	144,759	4.72	3,502,715	121,017	4.62
Real Estate Mortgage	660,435	21,946	4.43	570,330	19,032	4.46
Installment	558,106	20,284	4.85	473,645	16,067	4.53
Tax-Exempt (2)	338,169	11,809	4.66	198,615	6,814	4.58
Total Loans	5,647,486	199,043	4.70	4,748,846	163,221	4.59
Total Earning Assets	7,064,659	237,054	4.47%	6,116,952	198,101	4.32%
Net unrealized gain on securities available for sale	4,437			10,892
Allowance for loan losses	(69,269)			(62,633)
Cash and cash equivalents	128,866			102,767
Premises and equipment	95,707			96,284
Other assets	642,243			572,150
Total Assets	$7,866,643			$6,836,412
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,649,175	$3,632	0.29%	$1,395,036	$1,850	0.18%
Money market deposits	894,450	1,688	0.25	835,968	1,377	0.22
Savings deposits	818,800	520	0.08	720,375	455	0.08
Certificates and other time deposits	1,299,932	10,131	1.04	1,157,992	8,346	0.96
Total Interest-bearing Deposits	4,662,357	15,971	0.46	4,109,371	12,028	0.39
Borrowings	659,260	10,058	2.03	506,077	8,180	2.16
Total Interest-bearing Liabilities	5,321,617	26,029	0.65	4,615,448	20,208	0.58
Noninterest-bearing deposits	1,445,685			1,279,404
Other liabilities	50,921			63,258
Total Liabilities	6,818,223			5,958,110
Stockholders' Equity	1,048,420			878,302
Total Liabilities and Stockholders' Equity	$7,866,643	26,029	0.49	$6,836,412	20,208	0.44
Net Interest Income		$211,025			$177,893
Net Interest Margin			3.98%			3.88%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2017 and 2016. These totals equal $12,506 and $9,794 for the nine months ended September 30, 2017 and 2016, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $1.8 million, or 10.7 percent, in the third quarter of 2017, compared to the third quarter of 2016.  The larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in other customer fees, fiduciary activities, service charges and net gains and fees on sales of loans of $1.8 million in the third quarter of 2017 when compared to the same period in 2016. Additionally, in the third quarter of 2017, gains on life insurance benefits increased $809,000 when compared to the third quarter of 2016. Details of the Corporation's acquisitions can be found in NOTE 2. ACQUISITIONS, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

These increases were partially offset by decreases in net realized gains on sales of available for sale securities and other income of $507,000 and $463,000, respectively.

During the first nine months of 2017, non-interest income increased $2.9 million, or 5.8 percent, over the same period in 2016. The larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in other customer fees, fiduciary activities and service charges of $2.5 million in the first nine months of 2017 when compared to the same period in 2016. Additionally, in the first nine months of 2017, gains on life insurance benefits were $2.7 million compared to $603,000 in the same period of 2016, resulting in an increase of $2.1 million.

These increases were partially offset by decreases in net realized gains on sales of available for sale securities and other income of $1.0 million and $623,000, respectively, in the first nine months of 2017 when compared to the same period of 2016.

NON-INTEREST EXPENSE

Non-interest expense increased $14.6 million, or 33.1 percent, in the third quarter of 2017, compared to the third quarter of 2016.  The acquisitions of Arlington Bank and IAB were the largest contributing factor for the increase. In the third quarter of 2017, the Corporation recorded $7.9 million of acquisition-related expenses, primarily consisting of $3.0 million of contract termination and conversion expenses, $1.6 million of employee severance and retention expenses and $1.0 million of other outside services and professional expenses. Additionally, the larger franchise and growth in our customer base as a result of the acquisitions resulted in non-interest expenses from IAB and Arlington Bank operations of $3.3 million and $1.2 million, respectively, in the third quarter of 2017, compared to the same period in 2016. The largest non-interest expenses impacted were salaries and employee benefits, net occupancy, equipment, outside data processing, and other expenses. Intangible asset amortization increased $720,000 due to amortization recorded in the third quarter of 2017 related to the Arlington Bank and IAB intangibles.

During the first nine months of 2017, non-interest expense increased $13.7 million, or 10.1 percent, when compared to the first nine months of 2016. The acquisitions of Arlington Bank and IAB were the largest contributing factor for the increase. In the first nine months of 2017, the Corporation recorded $10.8 million of acquisition-related expenses, for both Arlington Bank and IAB, primarily consisting of contract termination and conversion expenses, employee severance and retention expenses and other outside services and professional expenses. Additionally, the larger franchise and growth in our customer base as a result of the acquisitions resulted in non-interest expenses from IAB and Arlington Bank operations of $3.3 million and $1.8 million, respectively, in the first nine months of 2017, compared to the same period in 2016. The largest non-interest expenses impacted were salaries and employee benefits, net occupancy, outside data processing and professional and other outside services. Intangible asset amortization increased $659,000 due to amortization recorded in the first nine months of 2017 related to the Arlington Bank and IAB intangibles.

In the first nine months of 2017, the Corporation's continued focus on asset quality resulted in a decline in other real estate owned and foreclosure expenses of $711,000, compared to the same period in 2016. FDIC expense for the nine months ended September 30, 2017 decreased $633,000 from the same period in 2016 as a result of the third quarter 2016 FDIC assessment change for banks under $10 billion in total assets. Additionally, in 2016, the Bank converted its banking charter from a national association, regulated by the Office of the Comptroller of the Currency, to an Indiana state-chartered bank, regulated by the Indiana DFI, resulting in a $508,000 reduction in examination fees compared to the same period in 2016.

INCOME TAXES

Income tax expense for the third quarter of 2017 was $7,939,000 on pre-tax net income of $32,297,000.  For the same period in 2016, income tax expense was $7,469,000 on pre-tax net income of $28,528,000. The effective income tax rates for the third quarter of 2017 and 2016 were 24.6 percent and 26.2 percent, respectively.

Income tax expense for the nine months ended September 30, 2017 was $22,314,000 on pre-tax net income of $94,001,000.  For the same period in 2016, income tax expense was $19,759,000 on pre-tax net income of $78,517,000. The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 23.7 percent and 25.2 percent, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The lower effective income tax rate during the three months ended September 30, 2017 when compared to the same period in 2016 was primarily a result of increases in tax-exempt interest income and tax-exempt earnings and gains on life insurance. The lower effective income tax rate during the nine months ended September 30, 2017 when compared to the same period in 2016 was primarily due to increases in tax-exempt interest income and tax-exempt earnings and gains on life insurance coupled with the tax benefit from share-based compensation upon adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $846,000 of income tax benefit in the first nine months of 2017.

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

On November 21, 2016, the Corporation purchased 495,112 shares, or 12.1 percent, of IAB's outstanding common stock from an IAB shareholder for $19.8 million. On July 14, 2017, the Corporation acquired the remaining shares of IAB common stock. Pursuant to the merger agreement, each IAB shareholder received 1.653 shares of the Corporation's common stock for each outstanding share of IAB common stock held. The Corporation issued approximately 6.0 million shares of common stock. The transaction value for the remaining shares of common stock, not owned by the Corporation, was approximately $238.8 million, resulting in a total purchase price of $258.6 million.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of September 30, 2017 and December 31, 2016 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,031,491	13.76%	$599,786	8.00%	N/A	N/A
First Merchants Bank	999,634	13.22	604,876	8.00	$756,095	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$893,137	11.91%	$449,839	6.00%	N/A	N/A
First Merchants Bank	926,280	12.25	453,657	6.00	$604,876	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$827,273	11.03%	$337,379	4.50%	N/A	N/A
First Merchants Bank	926,280	12.25	340,243	4.50	$491,461	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$893,137	10.72%	$333,263	4.00%	N/A	N/A
First Merchants Bank	926,280	11.10	333,764	4.00	$417,206	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$851,521	14.21%	$479,470	8.00%	N/A	N/A
First Merchants Bank	800,598	13.30	481,490	8.00	$601,862	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$720,484	12.02%	$359,603	6.00%	N/A	N/A
First Merchants Bank	734,561	12.20	361,117	6.00	$481,490	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$665,445	11.10%	$269,702	4.50%	N/A	N/A
First Merchants Bank	734,561	12.20	270,838	4.50	$391,210	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$720,484	10.54%	$273,456	4.00%	N/A	N/A
First Merchants Bank	734,561	10.78	272,461	4.00	$340,576	5.00%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	September 30, 2017		December 31, 2016
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,283,120	$1,384,867	$901,657	$973,641
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	6,358	3,170	13,581	9,701
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	65,864		55,415
Less: Tier 1 Capital Deductions			(376)
Less: Disallowed Goodwill and Intangible Assets	(462,080)	(461,632)	(249,104)	(248,656)
Less: Disallowed Deferred Tax Assets			(564)
Total Tier 1 Capital (Regulatory)	893,137	926,280	720,484	734,561
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	73,354	73,354	66,037	66,037
Total Risk-Based Capital (Regulatory)	$1,031,491	$999,634	$851,521	$800,598

Net Risk-Weighted Assets (Regulatory)	$7,497,321	$7,560,946	$5,993,381	$6,018,623
Average Assets	$8,331,586	$8,344,112	$6,836,412	$6,811,519

Total Risk-Based Capital Ratio (Regulatory)	13.76%	13.22%	14.21%	13.30%
Tier 1 Capital to Risk-Weighted Assets	11.91%	12.25%	12.02%	12.20%
Tier 1 Capital to Average Assets	10.72%	11.10%	10.54%	10.78%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$893,137	$926,280	$720,484	$734,561
Less: Qualified Capital Securities	(65,864)		(55,415)
Add: Additional Tier 1 Capital Deductions	—		376
CET1 Capital (Regulatory)	$827,273	$926,280	$665,445	$734,561

Net Risk-Weighted Assets (Regulatory)	$7,497,321	$7,560,946	$5,993,381	$6,018,623
CET1 Capital Ratio (Regulatory)	11.03%	12.25%	11.10%	12.20%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.39 percent at September 30, 2017, and 9.24 percent at December 31, 2016.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	September 30, 2017	December 31, 2016
Total Stockholders' Equity (GAAP)	$1,283,120	$901,657
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(478,558)	(258,866)
Tangible common equity (non-GAAP)	$804,437	$642,666
Total assets (GAAP)	$9,049,403	$7,211,611
Less: Intangible assets (GAAP)	(478,558)	(258,866)
Tangible assets (non-GAAP)	$8,570,845	$6,952,745
Tangible common equity to tangible assets (non-GAAP)	9.39%	9.24%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Amounts)	2017	2016	2017	2016
Average goodwill (GAAP)	$422,609	$244,000	$311,838	$244,000
Average core deposit intangible (GAAP)	31,859	16,288	20,638	17,303
Average deferred tax on CDI (GAAP)	(11,932)	(6,324)	(8,001)	(6,608)
Intangible adjustment (non-GAAP)	$442,536	$253,964	$324,475	$254,695
Average stockholders' equity (GAAP)	$1,244,472	$896,934	$1,048,420	$878,302
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(442,536)	(253,964)	(324,475)	(254,695)
Average tangible capital (non-GAAP)	$801,811	$642,845	$723,820	$623,482
Average assets (GAAP)	$8,793,666	$6,907,303	$7,866,643	$6,836,412
Intangible adjustment (non-GAAP)	(442,536)	(253,964)	(324,475)	(254,695)
Average tangible assets (non-GAAP)	$8,351,130	$6,653,339	$7,542,168	$6,581,717
Net income available to common stockholders (GAAP)	$24,358	$21,059	$71,687	$58,758
CDI amortization, net of tax (GAAP)	1,103	636	2,334	1,906
Tangible net income available to common stockholders (non-GAAP)	$25,461	$21,695	$74,021	$60,664
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.50	$0.51	$1.63	$1.43
Diluted tangible net income available to common stockholders (non-GAAP)	$0.52	$0.53	$1.68	$1.48
Ratios:
Return on average GAAP capital (ROE)	7.83%	9.39%	9.12%	8.92%
Return on average tangible capital	12.70%	13.50%	13.64%	12.97%
Return on average assets (ROA)	1.11%	1.22%	1.22%	1.15%
Return on average tangible assets	1.22%	1.30%	1.31%	1.23%

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

At September 30, 2017, non-performing loans totaled $32,879,000, a decrease of $1,886,000 from December 31, 2016, but an increase of $5,148,000 from June 30, 2017. Loans not accruing interest income totalied $32,253,000 at September 30, 2017, an increase of $2,255,000 from December 31, 2016. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 220.1 percent at December 31, 2016 to 227.4 percent at September 30, 2017. This non-accrual coverage ratio at June 30, 2017 was 257.7 percent. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 2 of this Quarterly Report on Form 10-Q.

Other real estate owned, totaling $11,912,000 at September 30, 2017, increased $19,000 from June 30, 2017 and $2,946,000 from December 31, 2016. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2017, commercial impaired loans totaled $54,479,000, a decrease of $17,571,000 from the December 31, 2016 balance of $72,050,000. At September 30, 2017, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $49,999,000 as there were no identified losses on these credits. An allowance of $1,399,000 was recorded for the remaining balance of these commercial impaired loans totaling $5,480,000 and was included in the Corporation’s allowance for loan losses. Also included in the allowance for loan losses were specific reserves for consumer troubled debt restructure loans totaling $389,000.

At September 30, 2017, non-performing assets (which includes non-accrual loans, renegotiated loans, and other real estate owned, plus accruing loans 90-days or more delinquent) totaled $45,216,000, representing an increase of $1,393,000 from December 31, 2016 as displayed in the table below.

(Dollars in Thousands)	September 30, 2017	December 31, 2016
Non-Performing Assets plus loans 90+ Days Delinquent:
Non-accrual loans	$32,253	$29,998
Renegotiated loans	626	4,747
Non-performing loans (NPL)	32,879	34,745
Other real estate owned	11,912	8,966
Non-performing assets (NPA)	44,791	43,711
90+ days delinquent and accruing	425	112
Non-performing assets plus loans 90+ days delinquent	$45,216	$43,823
Impaired Loans	$54,479	$72,050

The non-accrual balances in the table above include troubled debt loan restructures totaling $2,939,000 and $4,478,000 as of September 30, 2017 and December 31, 2016, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	September 30, 2017	December 31, 2016
Non-Performing Assets plus loans 90+ Days Delinquent:
Commercial and industrial loans	$4,940	$2,138
Agricultural production financing and other loans to farmers	1,282	1,341
Real estate loans:
Construction	3,732	5,312
Commercial and farmland	19,560	22,362
Residential	13,456	10,943
Home equity	2,175	1,688
Individuals' loans for household and other personal expenditures	71	39
Non-performing assets plus loans 90+ days delinquent	$45,216	$43,823

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

At September 30, 2017, the allowance for loan losses was $73,354,000, an increase of $7,317,000 from December 31, 2016. As a percent of loans, the allowance was 1.13 percent at September 30, 2017, compared to 1.28 percent at December 31, 2016 and 1.28 percent at September 30, 2016. The provision for loan losses for the three months and nine months ended September 30, 2017 was $2,083,000 and $7,343,000, respectively, and was primarily a result of organic loan growth during the periods. Comparatively, the provision for loan losses for the three months and nine months ended September 30, 2016 was $1,900,000 and $3,240,000, respectively. Specific reserves on impaired loans increased $900,000 from $888,000 at December 31, 2016, to $1,788,000 at September 30, 2017.

Net recoveries totaling $800,000 were recognized for the three months ended September 30, 2017. Comparatively, the same period in 2016 had net charge-offs of $630,000.  For the nine months ended September 30, 2017, there were no charge-offs greater than $500,000, but there were two recoveries greater than $500,000 totaling $1,700,000. One recovery of $1,100,000 occurred during the three months ended September 30, 2017. For the nine months ended September 30, 2016, there were two charge-offs greater than $500,000 totaling $1,917,000 and one recovery greater than $500,000 totaling $604,000. The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2017 and 2016 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
Net Charge-Offs (Recoveries):
Commercial and industrial loans	$144	$545	$350	$1,189
Agricultural production financing and other loans to farmers			(58)	53
Real estate loans:
Construction	(1)	(21)	(28)	(3)
Commercial and farmland	(1,136)	(58)	(1,035)	203
Residential	60	80	154	502
Home equity	10	71	434	199
Individuals' loans for household and other personal expenditures	123	13	209	95
Other commercial loans				(1)
Total Net Charge-Offs	$(800)	$630	$26	$2,237

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $890,721,000 at September 30, 2017, an increase of $193,859,000, or 27.82 percent, from December 31, 2016.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $7,329,000 at September 30, 2017. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At September 30, 2017, total borrowings from the FHLB were $406,820,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2017 was $648,519,000.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby and commercial letters of credit. Summarized credit-related financial instruments at September 30, 2017 are as follows:

(Dollars in Thousands)	September 30, 2017
Amounts of commitments:
Loan commitments to extend credit	$2,699,227
Standby and commercial letters of credit	42,140
$2,741,367

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at September 30, 2017 are as follows:

(Dollars in Thousands)	Remaining 2017	2018	2019	2020	2021	2022	2023 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$872	$2,832	$3,124	$2,989	$2,630	$2,575	$9,598		$24,620
Federal funds purchased	100,000								100,000
Securities sold under repurchase agreements	142,107								142,107
Federal Home Loan Bank advances	77,443	96,391	121,713	31,273	25,000	20,000	35,000		406,820
Subordinated debentures and term loans	1,500						142,322	(4,136)	139,686
Total	$321,922	$99,223	$124,837	$34,262	$27,630	$22,575	$186,920	$(4,136)	$813,233

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2017, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2017
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(24)
FHLB advances	200	(99)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2017. The net interest income shown represents cumulative net interest income over a 12-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2017
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$289,060	$314,691	$264,928
Variance from base		$25,631	$(24,132)
Percent of change from base		8.87%	(8.35)%

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

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2017 and December 31, 2016. Earning assets increased by $1,564,122,000 during the nine months ended September 30, 2017.  The 2017 acquisitions of Arlington Bank and IAB contributed to increases in several categories. Additional details of the Arlington Bank and IAB acquisitions can be found in NOTE 2. ACQUISITIONS, included within the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest-bearing time deposits and investment securities increased $48,491,000 and $164,382,000, respectively since December 31, 2016. The July 14, 2017 acquisition of IAB accounted for an increase in interest-bearing time deposits of $248,212,000. During the third quarter 2017, a significant portion of the acquired interest-bearing time deposits were used to invest in the Corporation's investment securities portfolio and reduce Federal Home Loan Bank advances.

Loans and loans held for sale increased $1,345,388,000 from December 31, 2016, as the Arlington Bank and IAB acquisitions contributed $232,306,000 and $725,976,000, respectively. The largest loan segments that experienced increases were commercial and farmland, commercial and industrial and residential. No loan segments experienced decreases. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Federal Home Loan Bank stock increased $5,861,000 primarily due to the acquisitions of Arlington Bank and IAB, which resulted in additional Federal Home Loan Bank stock of $1,091,000 and $4,810,000, respectively.

(Dollars in Thousands)	September 30, 2017	December 31, 2016
Interest-bearing time deposits	$72,950	$24,459
Investment securities available for sale	890,721	696,862
Investment securities held to maturity	578,166	607,643
Loans held for sale	4,514	2,929
Loans	6,483,448	5,139,645
Federal Home Loan Bank stock	23,825	17,964
Total	$8,053,624	$6,489,502

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

4.7	Description of Assumed Junior Subordinated Debt Securities of Independent Alliance Banks, Inc. and Agreement to Furnish Copies of Related Instruments and Documents (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: November 9, 2017	by /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	by /s/ Mark K. Hardwick
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

4.7	Description of Assumed Junior Subordinated Debt Securities of Independent Alliance Banks, Inc. and Agreement to Furnish Copies of Related Instruments and Documents (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkebase Document (2)

(1) Filed herewith.
(2) Furnished herewith.