Form 10-K
period 2017-12-31
FIRST MERCHANTS CORP
filed 2018-03-01
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]
Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]
The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $1,732,182,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017).

As of February 22, 2018 there were 49,540,866 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 10, 2018

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Ameriana	Ameriana Bancorp, Inc., which was acquired by the Corporation on December 31, 2015.
Arlington Bank	The Arlington Bank, which was acquired by the Corporation on May 19, 2017
ASC	Accounting Standards Codification
AOCI	Accumulated Other Comprehensive Income
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BHC Act	Bank Holding Company Act of 1956
CET1	Common Equity Tier 1
C Financial	C Financial Corporation, which was acquired by the Corporation on April 17, 2015.
CFPB	Consumer Financial Protection Bureau
CFS	CFS Bancorp, Inc., which was acquired by the Corporation on November 12, 2013.
CMT	Constant Maturity Treasury
Community	Community Bancshares, Inc., which was acquired by the Corporation on November 7, 2014.
Corporation	First Merchants Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act of 1974
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Federal Reserve Banking System
FHLB	Federal Home Loan Bank
FMIG	First Merchants Insurance Services, Inc., an Indiana corporation
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
IAB	Independent Alliance Banks, Inc., which was acquired by the Corporation on July 14, 2017
Indiana DFI	Indiana Department of Financial Institutions
OCC	Office of the Comptroller of the Currency
OTTI	Other-than-temporary impairment
RSA	Restricted Stock Awards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SCB	SCB Bank, of which the Bank assumed substantially all the deposits and certain other liabilities and acquired certain other assets from the FDIC as receiver on February 10, 2012.
SEC	Securities and Exchange Commission
TCJA	Tax Cuts and Jobs Act, which was enacted by the U.S. Government on December 22, 2017
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.
Treasury	U.S. Department of Treasury
USI	USI Insurance Services, LLC

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors (each as a division of First Merchants Bank).  The Bank includes 119 banking locations in thirty-one Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation’s delivery channels include ATMs, check cards, remote deposit capture, interactive voice response systems and internet technology. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2017, the Corporation had consolidated assets of $9.4 billion, consolidated deposits of $7.2 billion and stockholders’ equity of $1.3 billion.  As of December 31, 2017, the Corporation and its subsidiaries had 1,684 full-time equivalent employees.

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

On June 12, 2015, the Corporation sold all of its stock in FMIG to USI, a Delaware limited liability company. The sale price was $18.0 million, of which $16.0 million was paid at closing with the remaining $2.0 million paid through a two-year promissory note. The sale of FMIG generated a pre-tax gain on sale of $8.3 million.

On April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million.

PART I: ITEM 1. BUSINESS

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

Details of the 2017 acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Basel III requires the Corporation to maintain a minimum ratio of CET1 to risk weighted assets, as defined in the regulation. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019.

PART I: ITEM 1. BUSINESS

Basel III requires banking organizations to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of a least 4.5 percent, plus, when fully phased-in on January 1, 2019, a 2.5 percent "capital conservation buffer" (which is added to the 4.5 percent CET1 as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0 percent upon full implementation);

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
Historically, the regulation and monitoring of a bank and bank holding company's liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, is now required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The following are the Corporation’s regulatory capital ratios as of December 31, 2017:

	Corporation	Regulatory Minimum Requirement*
Total risk-based capital to risk-weighted assets	13.69%	8.00%
Tier 1 capital to risk-weighted assets	11.86%	6.00%
Common equity tier 1 capital to risk-weighted assets	11.00%	4.50%
Tier 1 capital to average assets	10.43%	4.00%
*Excludes capital conservation buffer.

PART I: ITEM 1. BUSINESS

Bank Regulation

On April 1, 2016, the Board of Directors of the Bank adopted final resolutions approving the conversion of the Bank’s banking charter from a national association to an Indiana state-chartered bank. The initial application to convert was filed with the Indiana DFI on February 9, 2016. Between the date of initial application and adoption of the final resolutions by the Bank’s Board, the Indiana DFI and the FDIC conducted a joint exam of the Bank and its banking activities. Final regulatory approval of the application was obtained at the meeting of the Members of the Indiana DFI on April 14, 2016. The Bank filed official conversion documents effective April 15, 2016. As a result of the conversion, the Indiana DFI became the Bank’s primary regulator and the FDIC became the Bank’s primary federal regulator. Upon conversion, the Bank’s official name changed from “First Merchants Bank, National Association” to “First Merchants Bank.” The conversion did not affect the Bank’s operations or customers, and Bank customers continue to receive identical protection on deposits through the FDIC’s deposit insurance program.

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

Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where the Corporation’s or the Bank’s total consolidated assets, as applicable, equal or exceed $10 billion, the Corporation or the Bank, as applicable, will, among other requirements:

•	be required to perform annual stress tests as described below in “ - Stress Testing;”

•	calculate our FDIC deposit assessment base using the performance score and a loss-severity score system described below in “ - Deposit Insurance;” and

•	be examined for compliance with federal consumer protection laws primarily by the Consumer Financial Protection Bureau as described below in “ - Consumer Financial Protection.”

While neither the Corporation nor the Bank currently has $10 billion or more in total consolidated assets, we have begun analyzing these rules to ensure we are prepared to comply with the rules when and if they become applicable. In particular, we run periodic and selective stress tests on liquidity, interest rates and the loan portfolio as part of our normal risk management practices, which will provide a foundation for FDIC stress testing. Based upon our strategy for expansion through acquisition and our historic organic growth, we expect that the Corporation’s and the Bank’s total assets will exceed $10 billion in 2019.

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

Basel III was effective for the Bank on January 1, 2015. Basel III requires the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2017, the Bank met all capital adequacy requirements to be considered well capitalized.

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

The FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by the bank’s parent holding company. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” banks are subject to various requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

As of December 31, 2017, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes. Although most of the required regulations of the Dodd-Frank Act have been promulgated and implemented (or are being implemented over time), there are additional regulations yet to be finalized by the authorized federal agencies. The changes resulting from the Dodd-Frank Act have impacted the profitability of the Corporation’s business activities, required changes to certain business practices, and imposed more stringent capital, liquidity and leverage requirements, and, when fully implemented, may further adversely affect our business. Among other things, the Dodd-Frank Act has resulted, and in the future will likely result, in:

•	increases to the cost of the Corporation’s operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, including higher deposit insurance premiums;

•	limitations on the Corporation’s ability to raise additional capital through the use of trust preferred securities, as new issuances of these securities may no longer be included as Tier 1 capital;

•	reduced flexibility for the Corporation to generate or originate certain revenue-producing assets based on increased regulatory capital standards; and

•	limitations on the Corporation’s ability to expand consumer product and service offerings due to stricter consumer protection laws and regulations.

The Corporation’s management continues to take the steps necessary to minimize the adverse impact of the Dodd-Frank Act on its business, financial condition and results of operation.

Volcker Rule

In December 2013, United States banking regulators adopted final rules implementing the Volcker Rule under the Dodd-Frank Act. The Volcker Rule places certain limitations on the trading activity of insured depository institutions and their affiliates subject to certain exceptions. The restricted trading activity includes purchasing or selling certain types of securities or instruments in order to benefit from short-term price movements or to realize short-term profits. Exceptions to the Volcker Rule include trading in certain U.S. Government or other municipal securities and trading conducted (i) in certain capacities as a broker or other agent, or as a fiduciary on behalf of customers, (ii) to satisfy a debt previously contracted, (iii) pursuant to repurchase and securities lending agreements, and (iv) in risk-mitigating hedging activities. The Volcker Rule also prohibits banking institutions from having an ownership interest in a hedge fund or private equity fund.

A banking entity that engages in proprietary trading (which excludes the exceptions discussed above) or covered fund-related activities or investments, and has total consolidated assets of more than $10 billion, as reported on December 31 of the previous two calendar years, must implement and maintain a compliance program that meets certain minimum requirements and must also maintain certain documentation with respect to covered fund activities, in each case, as described in the Volcker Rule. The implementation of the Volcker Rule has not had, and is not expected to have, a material impact on the Corporation or the Bank.

Deposit Insurance

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, our bank subsidiary is subject to deposit insurance premiums and assessments to maintain the Deposit Insurance Fund. The Bank’s deposit insurance premium assessment rate depends on the asset and supervisory categories to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the Deposit Insurance Fund and to impose special additional assessments.

PART I: ITEM 1. BUSINESS

Under the current system, deposit insurance assessments are based on average total assets minus average tangible equity. The FDIC assigns a banking institution to one of two categories based on asset size. As an institution with under $10 billion in assets, the Bank falls into the “Established Small Institution” category. This category has three sub-categories based on supervisory ratings designed to measure risk (the FDIC’s “CAMELS Composite” ratings). The assessment rate, which ranges from 1.5 to 30.0 basis points (such basis points representing a per annum rate) for Established Small Institutions, is determined based upon each applicable institution’s most recent supervisory and capital evaluations.
In addition, each FDIC insured institution is required to pay to the FDIC an assessment on the institution’s total assets less tangible capital in order to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2018 and 2019. For the Bank’s December 2017 payment, the bond assessment was equal to a per annum rate of 0.46 basis points.
Following the fourth consecutive quarter (and any applicable phase-in period) where the Bank's total assets equal or exceed $10 billion (thereby being deemed a “Large Institution”), the FDIC will use a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The assessment rates for Large Institutions range from 1.5 to 40.0 basis points (such basis points representing a per annum rate). Based upon our strategy for expansion through acquisition and our historic organic growth, we expect that the Bank’s total assets will exceed $10 billion in 2019.

Stress Testing

As required by the Dodd-Frank Act, the Federal Reserve and the FDIC adopted rules that require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Although our assets are currently below this threshold, we have nevertheless commenced a project to ensure that we are able to meet these requirements in a timely fashion. Neither the Corporation nor the Bank is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the Federal Reserve, the FDIC and the Indiana DFI will consider our results as an important factor in evaluating the Corporation’s and the Bank’s capital adequacy, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases may be an unsafe or unsound practice.

Dividend Limitations

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2017, the amount available without prior regulatory approval for 2018 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $154,949,000.

Brokered Deposits

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors.

Consumer Financial Protection

The Bank is subject to a number of federal and state consumer protection laws that govern its relationship with customers. These laws include, but are not limited to:

•	the Equal Credit Opportunity Act (prohibiting discrimination on the basis of race, religion or other prohibited factors in the extension of credit);

•	the Fair Credit Reporting Act (governing the provision of consumer information to credit reporting agencies and the use of consumer information);

•	the Truth-In-Lending Act (governing disclosures of credit terms to consumer borrowers);

•	the Truth-in-Savings Act (which requires disclosure of deposit terms to consumers);

•
the Electronic Funds Transfer Act (governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services);

•	the Fair Debt Collection Act (governing the manner in which consumer debts may be collected by collection agencies);

•
the Right to Financial Privacy Act (which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records); and

•	the respective state-law counterparts to the above laws, as applicable, as well as state usury laws and laws regarding unfair and deceptive acts and practices.
Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in the Corporation’s failure to obtain any required bank regulatory approval for merger or acquisition transactions that it may wish to pursue or prohibition from engaging in such transactions even if approval is not required.

PART I: ITEM 1. BUSINESS

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”), an independent federal agency, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion.
The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

Financial Privacy

The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
The Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal banking agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended to require covered institutions such as the Bank to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require the covered institutions to conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. The Bank must comply with these amendments and new requirements by May 11, 2018.
Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

PART I: ITEM 1. BUSINESS

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2017			2016			2015
Assets:
Interest-bearing deposits	$75,417	$736	0.98%	$69,753	$350	0.50%	$61,373	$160	0.26%
Federal Reserve and Federal Home Loan Bank stock	20,921	894	4.27	24,268	1,098	4.52	37,495	1,967	5.25
Investment Securities: (1)
Taxable	726,004	17,489	2.41	721,689	16,415	2.27	703,019	17,885	2.54
Tax-exempt (2)	632,076	32,891	5.20	550,335	28,649	5.21	483,103	26,034	5.39
Total investment securities	1,358,080	50,380	3.71	1,272,024	45,064	3.54	1,186,122	43,919	3.70
Loans held for sale	7,707	462	5.99	4,050	372	9.19	3,725	475	12.75
Loans: (3)
Commercial	4,267,651	204,771	4.80	3,541,098	162,848	4.60	3,187,239	142,696	4.48
Real estate mortgage	679,284	30,267	4.46	566,050	25,156	4.44	457,013	19,457	4.26
Installment	573,100	28,204	4.92	485,111	21,926	4.52	406,163	18,177	4.48
Tax-exempt (2)	353,542	16,452	4.65	217,696	10,039	4.61	125,699	5,322	4.23
Total loans	5,881,284	280,156	4.76	4,814,005	220,341	4.58	4,179,839	186,127	4.45
Total earning assets	7,335,702	332,166	4.53%	6,180,050	266,853	4.32%	5,464,829	232,173	4.25%
Net unrealized gain on securities available for sale	4,360			9,969			11,800
Allowance for loan losses	(70,380)			(62,976)			(62,975)
Cash and cash equivalents	142,503			105,443			98,051
Premises and equipment	97,446			96,023			82,710
Other assets	686,598			570,756			491,272
Total Assets	$8,196,229			$6,899,265			$6,085,687
Liabilities:
Interest-bearing deposits:
Interest-bearing accounts	$1,730,272	$5,817	0.34%	$1,427,535	$2,579	0.18%	$1,109,829	$1,374	0.12%
Money market deposit accounts	938,959	2,788	0.30	825,681	1,705	0.21	840,084	1,768	0.21
Savings deposits	844,825	734	0.09	731,902	618	0.08	614,675	672	0.11
Certificates and other time deposits	1,339,866	14,467	1.08	1,151,700	11,012	0.96	1,121,651	11,041	0.98
Total interest-bearing deposits	4,853,922	23,806	0.49	4,136,818	15,914	0.38	3,686,239	14,855	0.40
Borrowings	664,045	13,806	2.08	512,356	10,925	2.13	480,794	9,939	2.07
Total interest-bearing liabilities	5,517,967	37,612	0.68	4,649,174	26,839	0.58	4,167,033	24,794	0.60
Noninterest-bearing deposits	1,514,829			1,301,399			1,120,264
Other liabilities	52,909			64,028			44,666
Total Liabilities	7,085,705			6,014,601			5,331,963
Stockholders' Equity	1,110,524			884,664			753,724
Total Liabilities and Stockholders' Equity	$8,196,229	37,612		$6,899,265	26,839		$6,085,687	24,794
Net Interest Income (FTE)		$294,554			$240,014			$207,379
Net Interest Spread (FTE)			3.85%			3.74%			3.65%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.53%			4.32%			4.25%
Interest Expense / Average Earning Assets			0.51%			0.43%			0.45%
Net Interest Margin (FTE)			4.02%			3.89%			3.80%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2017, 2016 and 2015. These totals equal $17,270, $13,541 and $10,975, respectively.

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

	2017 Compared to 2016 Increase (Decrease) Due To			2016 Compared to 2015 Increase (Decrease) Due To			2015 Compared to 2014 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$31	$355	$386	$24	$166	$190	$20	$16	$36
Federal Reserve and Federal Home Loan Bank stock	(145)	(59)	(204)	(625)	(244)	(869)	(241)	84	(157)
Investment securities	3,133	2,183	5,316	3,095	(1,950)	1,145	961	949	1,910
Loans held for sale	252	(162)	90	39	(142)	(103)	(274)	264	(10)
Loans	50,333	9,392	59,725	28,858	5,459	34,317	20,315	(6,721)	13,594
Totals	53,604	11,709	65,313	31,391	3,289	34,680	20,781	(5,408)	15,373
Interest Expense:
Interest-bearing NOW accounts	640	2,598	3,238	463	742	1,205	47	217	264
Money market deposit accounts	258	825	1,083	(30)	(33)	(63)	132	64	196
Savings deposits	98	18	116	115	(169)	(54)	91	(38)	53
Certificates and other time deposits	1,929	1,526	3,455	292	(321)	(29)	672	1,992	2,664
Borrowings	3,160	(279)	2,881	666	320	986	(234)	9	(225)
Totals	6,085	4,688	10,773	1,506	539	2,045	708	2,244	2,952
Change in net interest income (fully taxable equivalent basis)	$47,519	$7,021	54,540	$29,885	$2,750	32,635	$20,073	$(7,652)	12,421
Tax equivalent adjustment using marginal rate of 35% for 2017, 2016, and 2015			(3,729)			(2,566)			(3,054)
Change in net interest income			$50,811			$30,069			$9,367

INVESTMENT SECURITIES

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320, Investments – Debt and Equity Securities. However, certain purchased beneficial interests, including certain non-agency government-sponsored mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10, Investments - Other.

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

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2017 and concluded no OTTI existed in 2017.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2017
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618		435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign Investment	1,000			1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2015
U.S. Government-sponsored agency securities	$100	$4		$104
State and municipal	291,730	14,241	$60	305,911
U.S. Government-sponsored mortgage-backed securities	342,550	4,234	518	346,266
Corporate obligations	31			31
Equity securities	3,912			3,912
Certificates of deposit	2,176			2,176
Total available for sale	640,499	18,479	578	658,400
Held to maturity at December 31, 2015
State and municipal	219,767	6,982	15	226,734
U.S. Government-sponsored mortgage-backed securities	398,832	7,601	787	405,646
Total held to maturity	618,599	14,583	802	632,380
Total Investment Securities	$1,259,098	$33,062	$1,380	$1,290,780

PART I: ITEM 1. BUSINESS

The cost and yields for Federal Reserve and Federal Home Loan Bank stock are included in the table below.

	2017		2016		2015
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Reserve and Federal Home Loan Bank stock at December 31:
Federal Reserve Bank stock					$19,456	6.0%
Federal Home Loan Bank stock	$23,825	3.8%	$17,964	4.3%	18,177	5.3%
Total	$23,825	3.8%	$17,964	4.3%	$37,633	5.7%

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

There were no issuers included in the investment security portfolio at December 31, 2017, 2016 or 2015 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2017 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2017
State and municipal	$425	6.3%	$5,204	6.2%	$78,806	5.3%
	$425	6.3%	$5,204	6.2%	$78,806	5.3%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
State and municipal	$442,258	5.0%			$526,693	5.0%
Equity securities			$2,357	2.7%	2,357	2.7%
Corporate obligations	31	—%			31	—%
U.S. Government-sponsored mortgage-backed securities			470,866	2.7%	470,866	2.7%
	$442,289	5.0%	$473,223	2.7%	$999,947	3.9%

	Within 1 Year		1-5 Years		5-10 Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2017
U.S. Government-sponsored agency securities			$22,618	1.8%
State and municipal	$12,015	6.0%	52,528	6.3%	$54,441	5.4%
Foreign Investment			1,000	2.2%
	$12,015	6.0%	$76,146	4.9%	$54,441	5.4%

	Due After Ten Years		Equity and U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$22,618	1.8%
State and municipal	$116,610	5.1%			235,594	5.5%
Foreign Investment					1,000	2.2%
U.S. Government-sponsored mortgage-backed securities			$301,443	2.8%	301,443	2.8%
	$116,610	5.1%	$301,443	2.8%	$560,655	3.9%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 35 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2017
State and municipal	$13,296	$198	$35,324	$893	$48,620	$1,091
U.S. Government-sponsored mortgage-backed securities	182,755	1,520	68,667	1,903	251,422	3,423
Total Temporarily Impaired Available for Sale Securities	196,051	1,718	103,991	2,796	300,042	4,514
Temporarily Impaired Held to Maturity Securities at December 31, 2017
U.S. Government-sponsored agency securities	9,988	131	12,196	304	22,184	435
State and municipal	2,430	36	15,805	208	18,235	244
U.S. Government-sponsored mortgage-backed securities	62,508	485	43,078	919	105,586	1,404
Total Temporarily Impaired Held to Maturity Securities	74,926	652	71,079	1,431	146,005	2,083
Total Temporarily Impaired Investment Securities	$270,977	$2,370	$175,070	$4,227	$446,047	$6,597

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2016
State and municipal	$126,593	$5,564			$126,593	$5,564
U.S. Government-sponsored mortgage-backed securities	185,544	3,071			185,544	3,071
Equity securities	18,765	1,039			18,765	1,039
Total Temporarily Impaired Available for Sale Securities	330,902	9,674			330,902	9,674
Temporarily Impaired Held to Maturity Securities at December 31, 2016
U.S. Government-sponsored agency securities	19,121	479			19,121	479
State and municipal	50,897	1,796			50,897	1,796
U.S. Government-sponsored mortgage-backed securities	109,377	1,527			109,377	1,527
Total Temporarily Impaired Held to Maturity Securities	179,395	3,802			179,395	3,802
Total Temporarily Impaired Investment Securities	$510,297	$13,476			$510,297	$13,476

LOAN PORTFOLIO

The following table shows the composition of the Corporation’s loan portfolio by collateral classification, including purchased credit impaired loans, for the years indicated:

	2017		2016		2015		2014		2013
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$1,493,493	22.1%	$1,194,646	23.2%	$1,057,075	22.5%	$896,688	22.8%	$761,705	21.0%
Agricultural production financing and other loans to farmers	121,757	1.8	79,689	1.6	97,711	2.1	104,927	2.7	114,348	3.1
Real estate loans:
Construction	612,219	9.1	418,703	8.1	366,704	7.8	207,221	5.3	177,082	4.9
Commercial and farmland	2,562,691	38.0	1,953,062	38.1	1,802,921	38.5	1,672,661	42.6	1,611,809	44.4
Residential	962,765	14.3	739,169	14.4	786,105	16.7	647,315	16.5	616,385	17.0
Home equity	514,021	7.6	418,525	8.1	348,613	7.4	286,529	7.3	255,223	7.0
Individuals' loans for household and other personal expenditures	86,935	1.3	77,479	1.5	74,717	1.6	73,400	1.9	69,783	1.9
Lease financing receivables, net of unearned income	2,527		311		588		1,106		1,545
Other commercial loans	394,791	5.8	258,061	5.0	159,388	3.4	35,018	0.9	24,529	0.7
Loans	6,751,199	100.0%	5,139,645	100.0%	4,693,822	100.0%	3,924,865	100.0%	3,632,409	100.0%
Allowance for loan losses	(75,032)		(66,037)		(62,453)		(63,964)		(67,870)
Net Loans	$6,676,167		$5,073,608		$4,631,369		$3,860,901		$3,564,539

PART I: ITEM 1. BUSINESS

At July 14, 2017, loans of $749.7 million with a fair value discount of $23.7 million were acquired in the IAB acquisition. The May 19, 2017 acquisition of Arlington Bank included loans of $238.9 million with a fair value discount of $6.6 million. At December 31, 2015, loans of $331.0 million with a fair value discount of $14.0 million were acquired in the Ameriana transaction. The April 17, 2015 acquisition of C Financial included loans of $113.2 million with a fair value discount of $2.6 million. The assets acquired in the November 7, 2014 Community transaction included $153.9 million in loans which were acquired at a fair value discount of $8.8 million. The November 12, 2013 CFS acquisition included loans of $639.6 million and a fair value discount of $36.5 million.

The majority of the portfolio is comprised of loans secured by commercial and farmland real estate, commercial and industrial loans and loans secured by residential real estate. Commercial and farmland real estate loans made up 38.0 percent and 38.1 percent of loans at December 31, 2017 and 2016, respectively. Commercial and industrial loans made up 22.1 percent and 23.2 percent of loans and residential real estate loans, including home equity, made up 21.9 percent and 22.5 percent of loans at December 31, 2017 and 2016, respectively. Loans are generated from customers primarily in central, northwest and northeast Indiana, northeast Illinois and central Ohio and are typically secured by specific items of collateral, including real property, consumer assets, and business assets.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2017, by collateral classification. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$1,156,547	$205,667	$131,279	$1,493,493
Agriculture production financing and other loans to farmers	103,608	16,593	1,556	121,757
Real estate loans:
Construction	554,811	24,609	32,799	612,219
Commercial and farmland	1,282,712	981,013	298,966	2,562,691
Other commercial loans	18,308	60,821	315,662	394,791
Total	$3,115,986	$1,288,703	$780,262	$5,184,951

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$828,136	$711,327
Variable rate	460,567	68,935
Total	$1,288,703	$780,262

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and impaired loans for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2017	2016	2015	2014	2013
Non-performing assets:
Non-accrual loans	$28,724	$29,998	$31,389	$48,789	$56,402
Renegotiated loans	1,013	4,747	1,923	1,992	3,048
Non-performing loans (NPL)	29,737	34,745	33,312	50,781	59,450
Other real estate owned	10,373	8,966	17,257	19,293	22,246
Non-performing assets (NPA)	40,110	43,711	50,569	70,074	81,696
90+ days delinquent and still accruing	924	112	907	4,663	1,350
NPAs & 90+ days delinquent	$41,034	$43,823	$51,476	$74,737	$83,046
Impaired loans	$52,687	$72,050	$97,527	$116,223	$119,755

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2017, non-accrual loans of $28,724,000 decreased $1,274,000 from December 31, 2016. At December 31, 2017, 2016, 2015, 2014, and 2013, non-accrual loans include assets acquired during the respective periods of $4,822,000, $0, $2,229,000, $5,674,000 and $22,703,000.

Other real estate owned ("OREO") at December 31, 2017 increased $1,407,000 from the December 31, 2016 balance of $8,966,000. The increase in OREO was primarily driven by $6.3 million in collateral from a purchased credit impaired relationship acquired in 2013. At December 31, 2015, 2014, and 2013, OREO included assets acquired during the respective periods of $5,719,000, $6,662,000, and $12,899,000. At December 31, 2017 and 2016, OREO did not include any assets acquired during the respective periods.

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

For the year ended December 31, 2017, interest income of $768,000 was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $2,892,000 would have been recognized under their original loan terms.

Commercial impaired loans at December 31, 2017 totaled $52,687,000 and included loans acquired during the year of $7,175,000. There were no loans acquired during the period ending December 31, 2016. At December 31, 2015, 2014 and 2013, commercial impaired loans included assets acquired during the respective periods of $13,206,000, $17,027,000, and $69,448,000. Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30 and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructures. A loan is deemed impaired under ASC 310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. A specific allowance of $1,233,000, on a subset of commercial impaired loans totaling $3,379,000, was included in the Corporation’s December 31, 2017 allowance for loan losses. Loss reserves for acquired loans totaled $691,000, and were included in the aforementioned specific allowance as a result of subsequent deterioration.

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

In addition to the impaired loans discussed above, management also identified loans totaling $254,300,000 as of December 31, 2017 that were deemed to be criticized, but not impaired. Comparatively, criticized loans not deemed impaired at December 31, 2016, 2015, 2014 and 2013 were $233,538,000, $240,848,000, $161,860,000 and $132,400,000; respectively. These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A criticized loan is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse.

See additional information regarding loan credit quality in NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2017	2016	2015	2014	2013
Allowance for loans losses:
Balances, January 1	$66,037	$62,453	$63,964	$67,870	$69,366
Charge-offs:
Commercial (1)	1,383	2,464	2,356	7,246	6,117
Commercial real estate (2)	1,737	2,408	1,437	6,608	7,493
Consumer	593	567	620	657	623
Residential	1,315	1,990	3,859	2,869	3,886
Finance leases				2	15
Total Charge-offs	5,028	7,429	8,272	17,382	18,134
Recoveries:
Commercial (3)	1,590	1,806	1,911	5,435	4,586
Commercial real estate (4)	2,260	2,090	2,545	3,297	3,552
Consumer	324	369	352	377	556
Residential	706	1,091	1,536	1,783	1,292
Finance leases				24	4
Total Recoveries	4,880	5,356	6,344	10,916	9,990
Net Charge-offs	148	2,073	1,928	6,466	8,144
Provisions for loan losses	9,143	5,657	417	2,560	6,648
Balance at December 31	$75,032	$66,037	$62,453	$63,964	$67,870
Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.04%	0.05%	0.17%	0.27%

The increases in provision expense and the allowance for loan losses was primarily due to the level of organic loan growth in 2017. Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

_______________________________

(1) Category includes the charge-offs for commercial and industrial, agricultural production financing and other loans to farmers and other commercial loans.

(2) Category includes the charge-offs for construction, commercial and farmland.

(3) Category includes the recoveries for commercial and industrial, agricultural production financing and other loans to farmers and other commercial loans.

(4) Category includes the recoveries for construction, commercial and farmland.

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans, by collateral segment, as of December 31, 2017, 2016, 2015, 2014, and 2013.

	2017		2016		2015		2014		2013
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$30,418	29.8%	$27,696	29.8%	$26,478	28.0%	$28,824	26.4%	$27,176	24.8%
Commercial real estate	27,343	47.0	23,661	46.2	22,145	46.2	19,327	47.9	23,102	49.3
Consumer	3,732	1.3	2,923	1.5	2,689	1.6	2,658	1.9	2,515	1.9
Residential	13,537	21.9	11,755	22.5	11,139	24.2	13,152	23.8	15,077	24.0
Finance leases	2		2		2		3
Totals	$75,032	100.0%	$66,037	100.0%	$62,453	100.0%	$63,964	100.0%	$67,870	100.0%

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  As of December 31, 2017, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans: Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings.

LOAN LOSS CHARGE-OFF PROCEDURES

The Corporation maintains an allowance to cover probable credit losses in its loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs less recoveries. All charge-offs are approved by the senior loan officers or loan committees, depending on the amount of the charge-off, and are reported to the Audit Committee of the Board of Directors. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible.

PROVISION FOR LOAN LOSSES

In banking, loan losses are a cost of doing business. Although management emphasizes the early detection and charge-off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses net of recoveries are deducted from the established allowance. Over time, all net loan losses are charged to earnings. During the year, an estimate of the expected losses for the year serves as a starting point in determining the appropriate level of the provision for loan losses. Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. See additional information in the “Provision and Allowance For Loan Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2017, 2016 and 2015 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2017, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of deposit and other time deposits	$72,334	$47,826	$221,651	$127,084	$468,895
Percent	16%	10%	47%	27%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within Part II: Item 6. SELECTED FINANCIAL DATA of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2017	2016	2015
Balance at December 31:
Federal funds purchased	$144,038	$120,349	$49,721
Securities sold under repurchase agreements (short-term portion)	136,623	146,480	155,325
Federal Home Loan Bank advances (short-term portion)	171,391	167,068	91,441
Total short-term borrowings	$452,052	$433,897	$296,487

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2017	2016	2015
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	0.9%	0.7%	0.5%
Securities sold under repurchase agreements (short-term portion)	0.4%	0.3%	0.3%
Federal Home Loan Bank advances (short-term portion)	1.5%	0.9%	1.1%
Total short-term borrowings	0.9%	0.6%	0.6%
Weighted Average Interest Rate During the Year:
Federal funds purchased	1.2%	0.7%	0.4%
Securities sold under repurchase agreements (short-term portion)	0.4%	0.3%	0.3%
Federal Home Loan Bank advances (short-term portion)	1.3%	1.5%	1.1%
Total short-term borrowings	0.9%	0.6%	0.5%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$144,038	$120,349	$101,249
Securities sold under repurchase agreements (short-term portion)	145,883	158,185	163,128
Federal Home Loan Bank advances (short-term portion)	207,061	167,068	128,557
Total short-term borrowings	$496,982	$445,602	$392,934
Average Amount Outstanding During the year:
Federal funds purchased	$47,078	$15,387	$20,767
Securities sold under repurchase agreements (short-term portion)	134,401	145,379	143,491
Federal Home Loan Bank advances (short-term portion)	152,452	65,789	62,471
Total short-term borrowings	$333,931	$226,555	$226,729

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

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. The Corporation's offices are primarily located in central and northern Indiana, northeast Illinois and central Ohio. Worsening economic conditions in our market areas could negatively impact the financial condition, results of operations and stock price of the Corporation. For example, a prolonged economic downturn, increases in unemployment, or other events that affect household and/or corporate incomes could result in deterioration of credit quality, an increase in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

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

The banking industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy. At this time, we are not able to predict the legislative and regulatory changes that may result from having a the President of the United States and both Houses of Congress and the White House with majority memberships from the same political party. However, both the President and senior members of the House of Representatives have advocated for significant reduction of banking regulation, including possible amendments to the Dodd-Frank Act. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in a way that cannot accurately be predicted. In addition, our financial condition and results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

Certain regulations require the Corporation to maintain certain capital ratios, such as the ratio of Tier 1 capital to risk-based assets. Both the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold, impact capital requirements. If the Corporation is unable to satisfy these heightened regulatory capital requirements, due to a decline in the value of the loan portfolio or otherwise, raising additional capital or disposing of assets could be required. Additional capital could be raised by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentages of stockholders and cause the market price of our common stock to decline. Events or circumstances in the capital markets generally may increase capital costs and impair the ability to raise capital at any given time. Disposal of assets cannot guarantee disposal at prices appropriate for the disposition, and future operating results could be negatively affected.

PART I: ITEM 1A. AND ITEM 1B.

•	The Corporation may be subject to heightened regulatory requirements when the Corporation exceeds $10 billion in assets.

Based on the Corporation’s organic growth rates and growth due to potential future acquisitions, the Corporation’s total consolidated assets may exceed $10 billion in 2019. Upon crossing that threshold, the Corporation will likely be subject to increased regulatory scrutiny and additional expectations imposed by the Dodd-Frank Act. The increased regulatory scrutiny will come from the examination of compliance with federal consumer protection laws by the Consumer Financial Protections Bureau (CFPB). The CFPB’s examination practices are evolving and it is uncertain how it might impact the Corporation. Currently, our bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our bank’s compliance with consumer protection laws and those CFPB regulations. The Durbin Amendment imposes limits on interchange fees paid by merchants to banks whose assets exceed $10 billion when debit cards are used as payment. These limits are expected to materially reduce the Corporation’s fee income. Enhanced Prudential Standards are also imposed on banks with more than $10 billion in assets. These standards include annual stress testing requirements where the impact of adverse economic scenarios on the Corporation’s financial condition must be assessed. Compliance with the standards could increase the Corporation’s operational costs. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make.

•	Our FDIC insurance premiums may increase, and special assessments could be made, which might negatively impact our results of operations.

High levels of insured institution failures, as a result of the last recession, significantly increased losses to the Deposit Insurance Fund of the FDIC. Further, the Dodd-Frank Act mandated the FDIC to increase the level of its reserves for future losses in its Deposit Insurance Fund. Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in the Bank’s financial condition or capital strength, and future conditions in the banking industry. In addition, once we exceed $10 billion in assets, the method for calculating the Bank’s FDIC assessment will change and we expect that such assessment will increase as a result. See the “Deposit Insurance” section of “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” under this Item 1. Business for additional information.

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

PART I: ITEM 1A. AND ITEM 1B.

•	The Corporation's wholesale funding sources may prove insufficient to replace deposits or support future growth.

As part of the Corporation's liquidity management, a number of funding sources are used, including core deposits and repayments and maturities of loans and investments. Sources also include brokered certificates of deposit, repurchase agreements, federal funds purchased and FHLB advances. Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. The Corporation's financial flexibility could be constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Corporation is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover the costs. In this case the Corporation's results of operations and financial condition would be negatively affected.

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

The Corporation regularly explores opportunities to acquire banks, financial institutions, or other financial services businesses or assets. The Corporation cannot predict the number, size or timing of acquisitions. Difficulty in integrating an acquired business or company may cause the Corporation not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Corporation’s business or the business of the acquired company, or otherwise adversely affect the Corporation’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. The Corporation may also issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to current stockholders.

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

PART I: ITEM 1A. AND ITEM 1B.

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

•	The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables the financial institutions to better serve customers to reduce costs. The Corporation's future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation's operations. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect the Corporation's growth, revenue and profit. In addition, the Corporation relies upon the expertise and support of third-party service providers to help implement, maintain and/or service certain of its core technology solutions. If the Corporation cannot effectively manage these service providers, the service parties fail to materially perform, or the Corporation was to falter in any of the other noted areas, its business or performance could be negatively impacted.

•	The Corporation’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

The Corporation’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation’s financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include:  the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; and pension accounting. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; or significantly increase its pension liability. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by management, the Audit Committee of the Board of Directors oversees management’s accounting policies and methods.  For more information, refer to NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

•	A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2017, the Corporation had goodwill of $445,355,000 recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A. AND ITEM 1B.

•	Changes in tax legislation could materially impact the Corporation’s business and financial results.

From time to time, the U.S government or State governments where the corporation has tax nexus can enact tax legislation that may have a material effect on the Corporation's business and financial results. On December 22, 2017, the U.S. government enacted tax reform legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") which made significant changes to the Internal Revenue Code of 1986, as amended. The new legislation, among other things, makes significant changes to the rules applicable to the taxation of corporations, such as changing the corporate tax rate to 21 percent, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of net operating losses, and puts into effect the migration to a territorial system of taxation. ASC 740, Income Taxes, requires the impact of tax legislation to be recognized in the accounting period the legislation is signed into law. As such, the $5.1 million impact of revaluing the Corporation's deferred tax assets and liabilities has been recorded in income tax expense as of December 31, 2017. While the direct impact to the Corporation's financial statements has been addressed, the impact of the TCJA on the overall economy, the Corporation's customer base, and shareholders remains uncertain.

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

The Bank conducts business through numerous facilities owned and leased.  Of the 119 banking offices operated by the Bank, 99 are owned and 20 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2017 was $95,852,000.

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

Michael C. Rechin, 59, President and Chief Executive Officer, Corporation
President and Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 47, Executive Vice President and Chief Financial Officer and Chief Operating Officer, Corporation
Executive Vice President and Chief Financial Officer and Chief Operating Officer of the Corporation since May 2016; Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 52, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

John J. Martin, 51, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 49, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Jeffrey B. Lorentson, 54, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

Michele M. Kawiecki, 45, Senior Vice President and Director of Finance, Corporation
Senior Vice President and Director of Finance of the Corporation since March 2015; Senior Vice President of Capital Management and Assistant Treasurer of UMB Financial Corporation from May 2011 to March 2015; Director of Corporate Development and Enterprise Project Management at UMB Financial Corporation from May 2008 to May 2011; Chief Risk Officer at UMB Financial Corporation from February 2004 to May 2008.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index, the SNL Bank $1B - $5B index, and the SNL Bank $5B - $10B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2012 and tracks it through December 31, 2017.

		Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
First Merchants Corporation	$100.00	$154.69	$157.05	$178.39	$269.47	$306.16
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04
SNL Bank $5B-$10B	100.00	154.28	158.92	181.04	259.37	258.40

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II: ITEM 5. AND ITEM 6.

STOCK INFORMATION

	Price Per Share
	HIGH		LOW		Dividends Declared (1)
Quarter	2017	2016	2017	2016	2017	2016
First quarter	$42.17	$25.27	$35.26	$21.10	$0.15	$0.11
Second quarter	43.48	26.55	37.03	22.63	0.18	0.14
Third quarter	43.33	27.42	37.09	23.89	0.18	0.14
Fourth quarter	45.42	38.02	37.60	25.84	0.18	0.15

Numbers rounded to nearest cent when applicable.

The table above lists per share prices and dividend payments during 2017 and 2016. Prices are as reported by the National Association of Securities Dealers Automated Quotation – Global Select Market System.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded over-the-counter on the NASDAQ Global Select Market System. Quotations are carried in many daily papers. The NASDAQ symbol is FRME (Cusip #320817-10-9). At the close of business on February 22, 2018, the number of shares outstanding was 49,540,866. There were 4,056 stockholders of record on that date.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2017, as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October, 2017	358		$43.19
November, 2017	222	0.03253	$43.89
December, 2017

The shares were purchased in connection with the exercise of certain outstanding stock options and the vesting of certain restricted stock awards.

On February 9, 2016, the Board of Directors of the Corporation approved a stock repurchase program of up to $15 million of the outstanding shares of the Corporation’s common stock. As of December 31, 2017, the Corporation has not made any purchases under the program. The program, which does not have a stated expiration date, may be discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	152,652	$16.70	419,173
Total	152,652	$16.70	419,173

_______________________________

(1) The“Dividend Limitations” section of “BUSINESS - REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” included in Item 1 of this Annual Report on Form 10-K, the “CAPITAL” and “LIQUIDITY” sections of “Management's Discussion & Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and NOTE 17. REGULATORY CAPITAL AND DIVIDENDS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K include discussions regarding dividend restrictions.

PART II: ITEM 5. AND ITEM 6.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in Thousands, Except Share Data)	2017	2016	2015	2014	2013
Operations (1) (2) (3) (4) (5) (6)
Net interest income fully taxable equivalent (FTE) basis	$294,554	$240,014	$207,379	$194,958	$160,308
Less tax equivalent adjustment	17,270	13,541	10,975	7,921	6,043
Net interest income	277,284	226,473	196,404	187,037	154,265
Provision for loan losses	9,143	5,657	417	2,560	6,648
Net interest income after provision for loan losses	268,141	220,816	195,987	184,477	147,617
Total other income	71,009	65,203	69,868	61,816	51,831
Total other expenses	205,556	177,359	174,806	164,008	139,034
Income before income tax expense	133,594	108,660	91,049	82,285	60,414
Income tax expense	37,524	27,609	25,665	22,123	15,884
Net income	96,070	81,051	65,384	60,162	44,530
Preferred stock dividends and discount accretion					(2,380)
Net income available to common stockholders	$96,070	$81,051	$65,384	$60,162	$42,150

Per Share Data
Basic net income available to common stockholders	$2.13	$1.99	$1.73	$1.66	$1.42
Diluted net income available to common stockholders	2.12	1.98	1.72	1.65	1.41
Cash dividends paid - common	0.69	0.54	0.41	0.29	0.18
December 31 book value - common	26.51	22.04	20.91	19.29	17.67
December 31 tangible book value - common (7)	16.96	15.85	14.68	13.65	12.17
December 31 market value (bid price) - common	42.06	37.65	25.42	22.75	22.72

Average Balances (1) (2) (3) (4) (5) (6)
Total assets	$8,196,229	$6,899,265	$6,085,687	$5,571,354	$4,455,411
Total loans (8)	5,881,284	4,814,005	4,179,839	3,730,080	3,008,555
Earning assets	7,335,702	6,180,050	5,464,829	4,985,338	4,017,247
Total deposits	6,368,751	5,438,217	4,806,503	4,363,955	3,465,640
Total stockholders' equity	1,110,524	884,664	753,724	675,295	540,255

Year-End Balances (1) (2) (3) (4) (5) (6)
Total assets	$9,367,478	$7,211,611	$6,761,003	$5,824,127	$5,437,262
Total loans (8)	6,758,415	5,142,574	4,703,716	3,932,100	3,637,740
Allowance for loan losses	75,032	66,037	62,453	63,964	67,870
Total deposits	7,172,530	5,556,498	5,289,647	4,640,694	4,231,468
Total stockholders' equity	1,303,463	901,657	850,509	726,827	634,923

Financial Ratios (1) (2) (3) (4) (5) (6)
Return on average assets	1.17%	1.17%	1.07%	1.08%	0.95%
Return on average stockholders' equity	8.65	9.16	8.67	8.91	7.80
Average earning assets to average assets	89.50	89.58	89.80	89.48	90.17
Allowance for loan losses as % of total loans	1.11	1.28	1.33	1.63	1.87
Dividend payout ratio	32.55	27.27	23.84	17.58	12.77
Average stockholders' equity to average assets	13.55	12.82	12.39	12.12	12.13
Tax equivalent yield on earning assets	4.53	4.32	4.25	4.35	4.40
Cost of supporting liabilities	0.51	0.43	0.45	0.44	0.41
Net interest margin on earning assets	4.02	3.89	3.80	3.91	3.99

(1) Effective November 12, 2013, the Corporation acquired 100 percent of CFS in an all stock transaction. CFS was headquartered in Munster, Indiana and had 20 banking centers in northwestern Indiana and northeastern Illinois. Pursuant to the merger agreement, the shareholders of CFS received 0.65 percent of a share of the Corporation's common stock for each share of CFS common stock held. The Corporation issued approximately 7.1 million shares of common stock, which was valued at approximately $135.6 million.

(2) Effective November 7, 2014, the Corporation acquired 100 percent of Community. Community was headquartered in Noblesville, Indiana and had 10 banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at $35.0 million, for a total purchase price of approximately $49.2 million.

(3) Effective April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million.

(4) Effective December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana was headquartered in New Castle, Indiana and had 13 full service banking centers in east central and central Indiana. Pursuant to the merger agreement, shareholders of Ameriana received .9037 shares of the Corporation's common stock for each share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

(5) Effective May 19, 2017, the Corporation acquired 100 percent of Arlington Bank. Arlington Bank was headquartered in Columbus, Ohio and had 3 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, each Arlington Bank shareholder received 2.7245 shares of the Corporation's common stock for each outstanding share of Arlington Bank common stock held. The Corporation issued approximately 2.1 million shares of common stock, which was valued at approximately $82.6 million. The details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(6) On November 21, 2016, the Corporation purchased 495,112 shares, or 12.1 percent, of IAB's outstanding common stock from an IAB shareholder for $19.8 million. Effective July 14, 2017, the Corporation acquired the remaining shares of IAB common stock. IAB was headquartered in Fort Wayne, Indiana and had 16 full service banking centers serving the Fort Wayne, Indiana market. Pursuant to the merger agreement, each IAB shareholder received 1.653 shares of the Corporation's common stock for each outstanding share of IAB common stock held. The Corporation issued approximately 6.0 million shares of common stock. The transaction value for the remaining shares of common stock, not owned by the Corporation, was approximately $238.8 million, resulting in a total purchase price of $258.6 million. The details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(7) Non-GAAP reconciliation can be found in the “Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

(8) Includes loans held for sale.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. For a complete discussion of the Corporation’s significant accounting policies, see NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.

Investment Securities
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

Available for sale and held to maturity securities are evaluated for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interest, including certain non-agency government-sponsored mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10, Investments - Other.

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

Loans
The Corporation’s loan portfolio is carried at the principal amount outstanding, net of unearned income. Certain non-accrual, substantially delinquent and renegotiated loans classified as troubled debt restructures may be considered to be impaired in accordance with ASC 310, Receivables. Under ASC 310, a loan is impaired when, based on current information or events, it is probable all amounts due (principal and interest) according to the contractual terms of the loan agreement are uncollectible. Renegotiated consumer loans classified as troubled debt restructures are considered to be impaired. In applying the provisions of ASC 310, the Corporation considers all other investments in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest is discontinued on a loan when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectible. Interest income accrued in the prior year, if any, is charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received and the loan is returned to accruing status. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

Loans Acquired in Business Combinations
Loans acquired in a business combination with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be purchased credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30). These loans are initially measured at fair value based upon expected cash flows without anticipation of prepayments and includes estimated future credit losses expected to be incurred over the life of the loans. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying ASC 310-30, loans acquired in business combinations are individually evaluated for the initial fair value measurement. Accordingly, allowances for credit losses related to these loans are not carried over and recorded at the acquisition date.

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

Allowance for Loan Losses
The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation’s strategy for credit risk management includes credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on regional geographic and industry levels, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each segment of loans using loss rates based on charge-offs for the same period as the migration analysis used for commercial loans.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge-offs and non-accrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation’s internal loan review.

Goodwill and Intangibles
For acquisitions, assets acquired, including identified intangible assets, and the liabilities assumed are required to be recorded at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives over which the intangible asset will be amortized is subjective. Intangible Assets that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over two to twenty years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

Under ASC 350, Intangibles – Goodwill and Other, goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill. The Corporation completed its most recent annual goodwill impairment test on October 1, 2017 and concluded, based on current events and circumstances, goodwill is not impaired.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Derivative Instruments
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

Income Taxes
Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2014.

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

RESULTS OF OPERATIONS – 2017

Net income available to stockholders was $96.1 million, an increase of $15.0 million, compared to $81.1 million during the same period in 2016. Earnings per fully diluted common share for 2017 totaled $2.12, an increase of $0.14 per share, or 7.1 percent, over $1.98 in 2016.

Included in the 2017 results were $12.2 million, or $0.18 per share, of acquisition, merger and system conversion expenses related to the acquisitions of Arlington Bank and IAB. Details of the acquisitions are included in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Additionally, the revaluation of the Corporation's deferred tax assets and liabilities as a result of the enactment of the Tax Cuts and Jobs Act ("TCJA") resulted in the recognition of additional income tax expense of $5.1 million, or $0.11 per share. Details of the impact of the TCJA are included in NOTE 21. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2017, total assets equaled $9.4 billion compared to $7.2 billion as of year end 2016, an increase of 29.9 percent. On May 19, 2017, the Corporation acquired Arlington Bank, which resulted $338.7 million of additional assets and on July 14, 2017, the Corporation acquired IAB, which resulted in $1.2 billion of additional assets. Excluding the growth in total assets from the acquisitions, organic asset growth totaled $604.7 million, or 8.4 percent, in 2017.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's total loan portfolio equaled $6.8 billion as of December 31, 2017, an increase of $1.6 billion from December 31, 2016. The Arlington Bank and IAB acquisitions contributed $232.3 million and $726.0 million in total loans, respectively. Organic total loan growth equaled $657.6 million, or 12.8 percent, in 2017.  Additional details of the changes in the Corporation's loans are discussed within NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s allowance for loan losses totaled $75.0 million as of December 31, 2017, compared to $66.0 million as of December 31, 2016. The allowance provides 261.2 percent coverage of all non-accrual loans and 1.11 percent of total loans.  The Corporation's provision expense for the year ended December 31, 2017 was $9.1 million compared to $5.7 million during the same period in 2016. The increase in provision expense was primarily due to the level of organic loan growth in 2017. Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's investment securities portfolio increased $256.1 million from December 31, 2016, and totaled $1.6 billion as of December 31, 2017. Details of the composition of the Corporation's investment securities portfolio are included within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2017, total deposits equaled $7.2 billion, an increase of $1.6 billion from December 31, 2016. The Arlington Bank and IAB acquisitions resulted in $252.8 million and $862.3 million of additional deposits, respectively. Organic deposit growth equaled $501.0 million, or 9.0 percent in 2017. The largest increases were in demand and savings deposits.

Total borrowings increased $140.2 million as of December 31, 2017, compared to December 31, 2016. Federal funds purchased and Federal Home Loan Bank advances, which increased $23.7 million and $115.5 million, respectively, when coupled with the increase in deposits, were used as liquidity sources to support the increase in the loan and investment portfolios. Additional details related to the changes are discussed within the “Deposits and Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS – 2016

Net income available to stockholders was $81.1 million, an increase of $15.7 million, compared to $65.4 million during the same period in 2015. Earnings per fully diluted common share for 2016 totaled $1.98, an increase of $0.26 per share, or 15.1 percent, over $1.72 in 2015.

Included in the 2015 results were $9.8 million, or $0.17 per share, of acquisition, merger and system conversion expenses related to the 2014 and 2015 acquisitions and 2015 on-line banking system conversion. Details of the December 31, 2015 Ameriana acquisition, the April 17, 2015 C Financial acquisition and the November 7, 2014 Community acquisition are included in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2016, total assets equaled $7.2 billion compared to $6.8 billion as of year end 2015, resulting from organic growth of $450.6 million. Total loans equaled $5.1 billion as of December 31, 2016, reflecting organic growth of $445.8 million, or 9.5%, from the same period in 2015.

The Corporation’s allowance for loan losses totaled $66.0 million as of December 31, 2016, compared to $62.5 million as of December 31, 2015. The allowance provides 220.1 percent coverage of all non-accrual loans and 1.28 percent of total loans.  Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's investment securities portfolio increased $27.5 million from December 31, 2015, and totaled $1.3 billion as of December 31, 2016. Details of the composition of the Corporation's investment securities portfolio are included within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As discussed within NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Bank’s banking charter was converted from a national association to an Indiana state-chartered bank in April 2016. As part of the conversion, the Bank redeemed at cost all of its Federal Reserve Bank stock held, which resulted in a decrease in Federal Reserve and Federal Home Loan Bank stock of $19.7 million from the same period in 2015.

At December 31, 2016, other real estate owned totaled $9.0 million, a decrease of $8.3 million, or 48.0 percent, from the December 31, 2015 balance of $17.3 million. Included in the December 31, 2015 balance was $5.7 million of other real estate owned acquired in the Ameriana acquisition.

Taxes, both current and deferred, decreased in 2016 by $7.6 million. Details related to the change in taxes are discussed within the “Income Taxes” section of the this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in NOTE 21. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Federal Funds purchased and Federal Home Loan Bank advances, which increased $70.6 million and $63.3 million, respectively, when coupled with the increase in deposits, were used as liquidity sources to support the increase in the loan portfolio. Additional details related to the changes are discussed within the “Deposits and Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 80 percent of revenues for the year ended December 31, 2017. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the periods presented, the increases in net interest income were primarily driven by core organic loan growth and an increase in earning assets attributable to acquisitions of Arlington Bank in May 2017 and IAB in July 2017. In addition, in April 2015, the Corporation acquired C Financial and, in December 2015, the Corporation acquired Ameriana.

In 2017, asset yields increased 21 basis points FTE and interest costs increased 10 basis points, resulting in an 11 basis point FTE increase in net interest spread as compared to 2016. Primarily as a result of organic loan growth and acquisitions, earning assets increased $1,155,652,000 in 2017 compared to 2016. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $13,864,000 and $12,397,000, respectively, for the twelve months ended December 31, 2017 and 2016. Net interest margin, on a tax equivalent basis, increased to 4.02 percent for 2017 compared to 3.89 percent in 2016. Asset yields increased primarily as a result of the Federal Reserve's discount rate increases of 25 basis points at their March, June and December 2017 meetings.

In 2016, asset yields increased 7 basis points FTE and interest costs decreased 2 basis points, resulting in a 9 basis point FTE increase in net interest spread as compared to 2015. Primarily as a result of organic loan growth, earning assets increased $715,221,000 in 2016 compared to 2015. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $12,397,000 and $8,217,000, respectively, for the twelve months ended December 31, 2016 and 2015. Net interest margin, on a tax equivalent basis, increased to 3.89 percent for 2016 compared to 3.80 percent in 2015.

Additional details of the Corporation's acquisitions, remaining loan fair value discount, accretable and nonaccretable yield can be found in NOTE 2. ACQUISITIONS and NOTE 6. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2017.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2017			2016			2015
Assets:
Interest-bearing deposits	$75,417	$736	0.98%	$69,753	$350	0.50%	$61,373	$160	0.26%
Federal Reserve and Federal Home Loan Bank stock	20,921	894	4.27	24,268	1,098	4.52	37,495	1,967	5.25
Investment Securities: (1)
Taxable	726,004	17,489	2.41	721,689	16,415	2.27	703,019	17,885	2.54
Tax-exempt (2)	632,076	32,891	5.20	550,335	28,649	5.21	483,103	26,034	5.39
Total investment securities	1,358,080	50,380	3.71	1,272,024	45,064	3.54	1,186,122	43,919	3.70
Loans held for sale	7,707	462	5.99	4,050	372	9.19	3,725	475	12.75
Loans: (3)
Commercial	4,267,651	204,771	4.80	3,541,098	162,848	4.60	3,187,239	142,696	4.48
Real estate mortgage	679,284	30,267	4.46	566,050	25,156	4.44	457,013	19,457	4.26
Installment	573,100	28,204	4.92	485,111	21,926	4.52	406,163	18,177	4.48
Tax-exempt (2)	353,542	16,452	4.65	217,696	10,039	4.61	125,699	5,322	4.23
Total loans	5,881,284	280,156	4.76	4,814,005	220,341	4.58	4,179,839	186,127	4.45
Total earning assets	7,335,702	332,166	4.53%	6,180,050	266,853	4.32%	5,464,829	232,173	4.25%
Net unrealized gain on securities available for sale	4,360			9,969			11,800
Allowance for loan losses	(70,380)			(62,976)			(62,975)
Cash and cash equivalents	142,503			105,443			98,051
Premises and equipment	97,446			96,023			82,710
Other assets	686,598			570,756			491,272
Total Assets	$8,196,229			$6,899,265			$6,085,687
Liabilities:
Interest-bearing deposits:
Interest-bearing accounts	$1,730,272	$5,817	0.34%	$1,427,535	$2,579	0.18%	$1,109,829	$1,374	0.12%
Money market deposit accounts	938,959	2,788	0.30	825,681	1,705	0.21	840,084	1,768	0.21
Savings deposits	844,825	734	0.09	731,902	618	0.08	614,675	672	0.11
Certificates and other time deposits	1,339,866	14,467	1.08	1,151,700	11,012	0.96	1,121,651	11,041	0.98
Total interest-bearing deposits	4,853,922	23,806	0.49	4,136,818	15,914	0.38	3,686,239	14,855	0.40
Borrowings	664,045	13,806	2.08	512,356	10,925	2.13	480,794	9,939	2.07
Total interest-bearing liabilities	5,517,967	37,612	0.68	4,649,174	26,839	0.58	4,167,033	24,794	0.60
Noninterest-bearing deposits	1,514,829			1,301,399			1,120,264
Other liabilities	52,909			64,028			44,666
Total Liabilities	7,085,705			6,014,601			5,331,963
Stockholders' Equity	1,110,524			884,664			753,724
Total Liabilities and Stockholders' Equity	$8,196,229	37,612		$6,899,265	26,839		$6,085,687	24,794
Net Interest Income (FTE)		$294,554			$240,014			$207,379
Net Interest Spread (FTE)			3.85%			3.74%			3.65%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.53%			4.32%			4.25%
Interest Expense / Average Earning Assets			0.51%			0.43%			0.45%
Net Interest Margin (FTE)			4.02%			3.89%			3.80%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 35 percent for 2017, 2016 and 2015. These totals equal $17,270, $13,541 and $10,975, respectively.

(3) Non-accruing loans have been included in the average balances.

NON-INTEREST INCOME

Non-interest income increased $5.8 million, or 8.9 percent, in 2017 compared to 2016. The larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in service charges on deposit accounts, fiduciary activities and other customer fees of $4.4 million in 2017 when compared to 2016. Additional details of the 2017 acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, 2017 contained an increase of $2.3 million in earnings on cash surrender value of life insurance and gains on life insurance benefits when compared to 2016. The increase was primarily due to gains on life insurance benefits which were $2.7 million in 2017 compared to $643,000 in 2016, as well as earnings on a larger portfolio resulting from the IAB acquisition, which included a $27.0 million Bank Owned Life Insurance portfolio.

Finally, the increases noted above were partially offset by decreases in net realized gains on sales of available for sale securities and other income of $758,000 and $624,000, respectively.

In 2016, non-interest income decreased $4.7 million, or 6.7 percent, compared to 2015. The sale of FMIG in June 2015 resulted in a gain of $8.3 million, and also accounted for a $4.1 million decline in insurance commission income compared to 2015. Meanwhile, the larger customer base resulting from the C Financial and Ameriana acquisitions, as well as organic growth, contributed to increases in other customer fees, service charges and derivative hedge income of $2.4 million, $1.6 million and $1.2 million, respectively.

Additionally, 2016 contained an increase of $711,000 in earnings on cash surrender value of life insurance when compared to 2015. The increase was primarily due to earnings on a larger portfolio resulting from the Ameriana acquisition, which included a $28.2 million Bank Owned Life Insurance portfolio. Also, there were $643,000 in gains on life insurance benefits in 2016 compared to none in 2015.

Finally, offsetting the increases noted above, 2015 included a gain from the Corporation's cancellation of $5.0 million of subordinated debentures, which resulted in a decline in non-interest income of $1.3 million, in 2016.

NON-INTEREST EXPENSES

Non-interest expenses increased $28.2 million, or 15.9 percent, in 2017 compared to 2016. The acquisitions of Arlington Bank and IAB were the largest contributing factor for the increase. In 2017, the Corporation recorded $12.2 million of acquisition-related expenses, for both Arlington Bank and IAB, primarily consisting of $4.5 million of contract termination and system conversion expenses, $2.2 million of employee severance and retention expenses and $1.6 million of other outside services and professional expenses. Additionally, the larger franchise and growth in our customer base as a result of the acquisitions resulted in non-interest expenses from IAB and Arlington Bank operations of $8.5 million and $3.1 million, respectively, in 2017, compared to 2016. The largest non-interest expenses impacted were salaries and employee benefits, net occupancy, outside data processing and other expenses. Additionally, intangible asset amortization increased $1.7 million primarily due to amortization recorded in 2017 related to the Arlington Bank and IAB intangibles.

In 2017, the Corporation's continued focus on asset quality resulted in a decline in other real estate owned and foreclosure expenses of $974,000, compared to 2016. FDIC expense for 2017 decreased $472,000 from 2016 as a result of the 2016 FDIC assessment calculatioin change for banks under $10 billion in total assets. Additionally, in 2016, the Bank converted its banking charter from a national association, regulated by the Office of the Comptroller of the Currency, to an Indiana state-chartered bank, regulated by the Indiana DFI and the FDIC, resulting in a $517,000 reduction in examination fees compared to 2016.

In 2016, non-interest expenses increased $2.6 million, or 1.5 percent, compared to 2015. Overall, the sale of FMIG resulted in the elimination of $3.2 million of non-interest expenses in 2016 compared to 2015.

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

Furthermore, as a result of the larger franchise size from the 2015 acquisitions, the Corporation experienced increases in net occupancy, outside data processing and equipment expenses of $2.3 million, $2.0 million and $1.7 million, respectively. Offsetting these increases was a $3.3 million decrease, from 2016 to 2015, in professional and other outside services due primarily to the prior year containing acquisition and divestiture expenses not repeated in the current year.

INCOME TAX EXPENSE

Income tax expense in 2017 was $37,524,000 on pre-tax income of $133,594,000, or 28.1 percent. For 2016, income tax expense was $27,609,000 on pre-tax income of $108,660,000, or 25.4 percent. The increase in the effective tax rate in 2017 when compared to 2016 was primarily a result of the revaluation of net deferred tax assets due to the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017. As required by ASC 740, net deferred tax assets were revalued to the newly enacted 21 percent tax rate and the resulting adjustment was an increase to federal income tax expense of $5,120,000.

Additional income tax expense details are discussed within the “INCOME TAXES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in NOTE 21. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain a minimum ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. As of January 1, 2017, the Corporation was required to hold a capital conservation buffer of 1.25 percent, which amount increases by 0.625 percent in each successive year until 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

As of December 31, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2017 and December 31, 2016 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,048,757	13.69%	$612,848	8.00%	N/A	N/A
First Merchants Bank	1,016,355	13.17	614,477	8.00	$771,847	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$908,725	11.86%	$459,636	6.00%	N/A	N/A
First Merchants Bank	941,323	12.20	463,108	6.00	$617,477	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$842,806	11.00%	$344,727	4.50%	N/A	N/A
First Merchants Bank	941,323	12.20	347,331	4.50	$501,700	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$908,725	10.43%	$348,407	4.00%	N/A	N/A
First Merchants Bank	941,323	10.83	347,794	4.00	$434,742	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$851,521	14.21%	$479,470	8.00%	N/A	N/A
First Merchants Bank	800,598	13.30	481,490	8.00	$601,862	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$720,484	12.02%	$359,603	6.00%	N/A	N/A
First Merchants Bank	734,561	12.20	361,117	6.00	$481,490	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$665,445	11.10%	$269,702	4.50%	N/A	N/A
First Merchants Bank	734,561	12.20	270,838	4.50	$391,210	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$720,484	10.54%	$273,456	4.00%	N/A	N/A
First Merchants Bank	734,561	10.78	272,461	4.00	$340,576	5.00%

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

	December 31, 2017		December 31, 2016
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,303,463	$1,404,303	$901,657	$973,641
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	3,534	763	13,581	9,701
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	65,919		55,415
Less: Tier 1 Capital Deductions			(376)
Less: Disallowed Goodwill and Intangible Assets	(464,066)	(463,618)	(249,104)	(248,656)
Less: Disallowed Servicing Assets
Less: Disallowed Deferred Tax Assets			(564)
Total Tier 1 Capital (Regulatory)	908,725	941,323	720,484	734,561
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	75,032	75,032	66,037	66,037
Total Risk-Based Capital (Regulatory)	$1,048,757	$1,016,355	$851,521	$800,598

Net Risk-Weighted Assets (Regulatory)	$7,660,604	$7,718,467	$5,993,381	$6,018,623
Average Assets	$8,710,171	$8,694,838	$6,836,412	$6,811,519

Total Risk-Based Capital Ratio (Regulatory)	13.69%	13.17%	14.21%	13.30%
Tier 1 Capital to Risk-Weighted Assets	11.86%	12.20%	12.02%	12.20%
Tier 1 Capital to Average Assets	10.43%	10.83%	10.54%	10.78%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$908,725	$941,323	$720,484	$734,561
Less: Qualified Capital Securities	(65,919)		(55,415)
Add: Additional Tier 1 Capital Deductions			376
Less: Preferred Stock
Common Equity Tier 1 Capital (Regulatory)	$842,806	$941,323	$665,445	$734,561

Net Risk-Weighted Assets (Regulatory)	$7,660,604	$7,718,467	$5,993,381	$6,018,623
Common Equity Tier 1 Capital Ratio (Regulatory)	11.00%	12.20%	11.10%	12.20%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

Additionally, management believes the following tables are also meaningful when considering performance measures of the Corporation. Non-GAAP financial measures such as tangible common equity to tangible assets, return on average tangible capital and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.30 percent at December 31, 2017, and 9.24 percent at December 31, 2016.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Shares and Dollars in Thousands, Except Per Share Amounts)	December 31, 2017	December 31, 2016
Total Stockholders' Equity (GAAP)	$1,303,463	$901,657
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(476,503)	(258,866)
Tangible common equity (non-GAAP)	$826,835	$642,666
Total assets (GAAP)	$9,367,478	$7,211,611
Less: Intangible assets (GAAP)	(476,503)	(258,866)
Tangible assets (non-GAAP)	$8,890,975	$6,952,745
Tangible common equity to tangible assets (non-GAAP)	9.30%	9.24%

Tangible common equity (non-GAAP)	$826,835	$642,666
Plus: Tax Benefit of intangibles (non-GAAP)	6,789	5,930
Tangible common equity, net of tax (non-GAAP)	$833,624	$648,596
Common Stock outstanding at December 31, 2017	49,158	$40,913
December 31 - tangible book value - common (non-GAAP)	$16.96	$15.85

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the periods ended December 31, 2017 and 2016.

(Dollars in Thousands, Except Per Share Amounts)	December 31, 2017	December 31, 2016
Average goodwill (GAAP)	$345,491	$244,000
Average core deposit intangible (GAAP)	23,564	16,800
Average deferred tax on CDI (GAAP)	(9,050)	(6,468)
Intangible adjustment (non-GAAP)	$360,005	$254,332
Average stockholders' equity (GAAP)	$1,110,524	$884,664
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(360,005)	(254,332)
Average tangible capital (non-GAAP)	$750,394	$630,207
Average assets (GAAP)	$8,196,229	$6,899,265
Intangible adjustment (non-GAAP)	(360,005)	(254,332)
Average tangible assets (non-GAAP)	$7,836,224	$6,644,933
Net income available to common stockholders (GAAP)	$96,070	$81,051
CDI amortization, net of tax (GAAP)	3,670	2,542
Tangible net income available to common stockholders (non-GAAP)	$99,740	$83,593
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$2.12	$1.98
Diluted tangible net income available to common stockholders (non-GAAP)	$2.20	$2.04
Ratios:
Return on average GAAP capital (ROE)	8.65%	9.16%
Return on average tangible capital	13.30%	13.26%
Return on average assets (ROA)	1.17%	1.17%
Return on average tangible assets	1.27%	1.26%

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

At December 31, 2017, non-performing loans totaled $29,737,000, a decrease of $5,008,000 from December 31, 2016. Troubled debt restructured loans of $1,013,000 decreased $3,734,000 from December 31, 2016. The decrease in troubled debt restructures was primarily in the loans secured by commercial real estate category, which decreased $3,096,000 year over year. Loans not accruing interest income totaled $28,724,000 at December 31, 2017, a decrease of $1,274,000 from the December 31, 2016 balance of $29,998,000. The Corporation's coverage ratio of allowance for loan losses to non-accrual loans increased from 220.1 percent at December 31, 2016 to 261.2 percent at December 31, 2017. See additional information in the “Provision and Allowance for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned totaling $10,373,000 increased $1,407,000 during the twelve month period ending December 31, 2017. The increase in other real estate owned was primarily driven by $6.3 million in collateral from a purchased credit impaired relationship. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90+ days of $924,000 at December 31, 2017 increased $812,000 from the December 31, 2016 balance of $112,000. Loans secured by commercial real estate and revolving home equity line of credit loans 90+ days delinquent and accruing increased $603,000 and $172,000, respectively, from December 31, 2016.

Commercial impaired loans include all non-accrual loans, loans accounted for under ASC 310-30 as well as substandard, doubtful and loss grade loans that were still accruing but deemed impaired according to guidance set forth in ASC 310. Also included in impaired loans are accruing loans contractually past due 90 days or more and troubled debt restructured loans.

A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note. At December 31, 2017, commercial impaired loans totaled $52,687,000, a decrease of $19,636,000 from December 31, 2016. At December 31, 2017, a specific allowance for losses was not deemed necessary for commercial impaired loans totaling $49,308,000 as there was no identified loss on these credits. An allowance of $1,233,000 was recorded for the remaining balance of these impaired loans totaling $3,379,000 and is included in the Corporation’s allowance for loan losses.

At December 31, 2017, non-performing assets, which includes non-accrual loans, renegotiated loans, and other real estate owned, plus loans 90-days delinquent, totaled $41,034,000, a decrease of $2,789,000 from December 31, 2016 as presented in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2017	2016
Non-performing assets:
Non-accrual loans	$28,724	$29,998
Renegotiated loans	1,013	4,747
Non-performing loans (NPL)	29,737	34,745
Other real estate owned	10,373	8,966
Non-performing assets (NPA)	40,110	43,711
90+ days delinquent and still accruing	924	112
NPAs & 90+ days delinquent	$41,034	$43,823
Impaired loans (includes substandard, doubtful and loss)	$52,687	$72,050

The non-accrual balances in the table above include troubled debt restructures totaling $3,630,000 and $4,478,000 as of December 31, 2017 and December 31, 2016, respectively.

The composition of non-performing assets and accruing loans 90 days or more delinquent, by collateral classification, is reflected in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2017	2016
Non-performing assets and 90+ days delinquent:
Commercial and industrial loans	$3,278	$2,138
Agricultural production financing and other loans to farmers	1,027	1,341
Real estate loans
Construction	2,980	5,312
Commercial and farmland	20,382	22,362
Residential	11,051	10,943
Home equity	2,239	1,688
Individual's loans for household and other personal expenditures	77	39
Non-performing assets plus 90+ days delinquent	$41,034	$43,823

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

Concentrations of credit in the portfolio, including commercial construction and land development loans, are closely monitored by management. Commercial construction and land development loans represented 9.1 percent of loans at December 31, 2017, a slight increase from 8.1 percent at December 31, 2016.

In 2017, net charge-offs totaled $148,000, a decrease of $1,925,000 and $1,780,000 from 2016 and 2015, respectively.  In 2017, the Corporation incurred charge-offs exceeding $500,000 on one commercial relationship, with said charge-off totaling $624,000. Two recoveries over $500,000, totaling $1,752,000, were recognized during the year.

The Corporations loan loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2017	2016	2015
Allowance for loan losses:
Balance at December 31, 2016	$66,037	$62,453	$63,964

Charge-offs	5,028	7,429	8,272
Recoveries	4,880	5,356	6,344
Net charge-offs	148	2,073	1,928
Provision for loan losses	9,143	5,657	417
Balance at December 31	$75,032	$66,037	$62,453
Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.04%	0.05%
Ratio of allowance to non-accrual loans	261.20%	220.10%	199.00%

The distribution of the net charge-offs by collateral classification is provided in the following table for the years indicated.

(Dollars in Thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net charge-offs:
Commercial and industrial loans	$(141)	$600	$(302)
Agricultural production financing and other farm loans	(66)	59	757
Real estate loans
Construction	(31)	(11)	101
Commercial and farmland	(492)	329	(1,209)
Residential	162	511	1,298
Home equity	447	388	1,025
Individuals loans for household and other personal expenditures	269	198	268
Lease financing receivables, net of unearned income
Other commercial loans		(1)	(10)
Total net charge-offs	$148	$2,073	$1,928

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The provision for loan losses in 2017, 2016, and 2015 were $9,143,000, $5,657,000, and $417,000, respectively.

Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and an independent review. The evaluation also takes into consideration identified credit problems, portfolio growth, management's judgment as to the impact of current economic conditions on the portfolio and the possibility of losses inherent in the loan portfolio that are not specifically identified. Additional details are discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Management believes that the allowance for loan losses is adequate to cover incurred losses inherent in the loan portfolio at December 31, 2017. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values. Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In conformance with ASC 805 and ASC 820, loans purchased are recorded at the acquisition date fair value. Such loans are included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan. An allowance may also be necessary if the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceed the fair value adjustment on the portion of the purchased portfolio not deemed impaired.

At December 31, 2017, the allowance for loan losses was $75,032,000, an increase of $8,995,000 from December 31, 2016. The increases in provision expense and the allowance for loan losses was primarily due to the level of organic loan growth in 2017. As a percent of total loans, the allowance decreased to 1.11 percent at December 31, 2017 from 1.28 percent at December 31, 2016. The decrease in the ratio of allowance to total loans was due to a decline in loss rates resulting from the strengthened economy and an increase in the percentage of acquired loans to loans. During 2017, the specific reserves against impaired loans increased by $749,000, and the allowance for loans not deemed impaired increased by $8,246,000. Not included in the allowance for loan losses is the remaining fair value discount on acquired loans of $46,304,000 and $34,936,000 as of December 31, 2017 and 2016, respectively.

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

Loans deemed impaired according to guidance set forth in ASC 310 are evaluated during problem loan meetings held within each reporting period by a special assets management team. Loan collateral and customer financial information are reviewed and the level of impairment is assessed to determine appropriate reserve and/or charge-off amounts. Loans or portions of loans are charged off when they are considered uncollectible. It is the Corporation’s policy to recognize losses promptly to prevent overstatement of assets, earnings and capital.

The following table summarizes loan loss reserves by collateral segment for the periods ended December 31, 2017 and 2016.

	December 31, 2017
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$666	$567		$404		$1,637
Collectively evaluated for impairment	29,752	26,776	$3,732	13,133	$2	73,395
Total allowance for loan losses	$30,418	$27,343	$3,732	$13,537	$2	$75,032

	December 31, 2016
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$37	$553		$298		$888
Collectively evaluated for impairment	27,659	23,108	$2,923	11,457	$2	65,149
Total allowance for loan losses	$27,696	$23,661	$2,923	$11,755	$2	$66,037

The historical loss allocation for loans not deemed impaired according to ASC 450 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment. The historical loss factors are based upon actual loss experience within each risk and call code classification. The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans. This look back period includes all charge-offs from the most recent seven quarters and is reflective of current conditions. The loss factor computation for this allocation includes a segmented historical loss migration analysis of loans, by risk grade, to charge-off. The decrease in the allowance as a percent of originated loans reflected the impact of the stabilizing economic environment on the Corporation’s loan portfolio, resulting in improved credit quality.

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

The Corporation’s primary market areas for lending are central Indiana, northwestern Indiana, northeastern Indiana, northeastern Illinois, and central Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. The allowance for loan losses at December 31, 2017 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

Goodwill is reviewed at least annually for impairment. The Corporation completed its most recent annual goodwill impairment test on October 1, 2017 and concluded, based on current events and circumstances, goodwill is not impaired. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. The Ameriana acquisition on December 31, 2015 resulted in $38,624,000 of goodwill, of which, $871,000 was recorded during the first quarter of 2016 as a measurement period adjustment. Details regarding the acquisitions are discussed in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled$999,947,000 at December 31, 2017, an increase of $303,085,000, or 43.5 percent, from December 31, 2016. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $12,015,000 at December 31, 2017. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At December 31, 2017, total borrowings from the FHLB were $414,377,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2017 was $664,177,000.

For further details related to the Corporation's borrowings, see NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2017 are as follows:

December 31,
(Dollars in Thousands)	2017
Amounts of Commitments:
Loan commitments to extend credit	$2,482,641
Standby letters of credit	43,526
$2,526,167

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2017 are as follows:

(Dollars in Thousands)	2018	2019	2020	2021	2022	2023 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$3,161	$3,611	$3,484	$3,137	$3,090	$15,180		$31,663
Federal funds purchased	144,038							144,038
Securities sold under repurchase agreements	136,623							136,623
Federal Home Loan Bank advances	171,391	121,713	41,273	25,000	20,000	35,000		414,377
Subordinated debentures and term loans						143,430	$(4,081)	139,349
Total	$455,213	$125,324	$44,757	$28,137	$23,090	$193,610	$(4,081)	$866,050

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2017, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2017.

	December 31, 2017
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$35,027				$35,027
Investment securities	71,310	$62,434	$369,851	$1,057,007	1,560,602
Loans	3,757,877	359,647	1,475,182	1,090,677	6,683,383
Federal Home Loan Bank stock			23,825		23,825
Total rate-sensitive assets	$3,864,214	$422,081	$1,868,858	$2,147,684	$8,302,837
Rate-Sensitive Liabilities:
Interest-bearing deposits	$4,316,231	$538,598	$513,150	$42,998	$5,410,977
Federal funds purchased	144,038				144,038
Securities sold under repurchase agreements	136,623				136,623
Federal Home Loan Bank advances	202,087	14,442	178,100	19,748	414,377
Subordinated debentures and term loans	72,322			67,027	139,349
Total rate-sensitive liabilities	$4,871,301	$553,040	$691,250	$129,773	$6,245,364
Interest rate sensitivity gap by period	$(1,007,087)	$(130,959)	$1,177,608	$2,017,911
Cumulative rate sensitivity gap	$(1,007,087)	$(1,138,046)	$39,562	$2,057,473
Cumulative rate sensitivity gap ratio
at December 31, 2017	79.3%	79.0%	100.6%	132.9%
at December 31, 2016	76.1%	79.4%	101.5%	131.0%

The Corporation had a cumulative negative gap of $1,138,046,000 in the one-year horizon at December 31, 2017 or 12.15 percent of total assets.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, such as savings, money market, interest-bearing and demand deposits, reflect management's best estimate of expected future behavior. Historical retention rate assumptions are applied to non-maturity deposits for modeling purposes.

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2017, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2017
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal Funds	200	(100)
One-Year CMT	200	(100)
Three-Year CMT	200	(100)
Five-Year CMT	200	(100)
CD's	200	(24)
FHLB	200	(100)
Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2017. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2017
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$311,466	$336,970	$286,477
Variance from Base		$25,504	$(24,989)
Percent of Change from Base		8.19%	(8.02)%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2017 and 2016. Earnings assets at December 31, 2017 increased by $1,888,367,000 compared to December 31, 2016.  The 2017 acquisitions of Arlington Bank and IAB contributed to increases in several categories. Additional details regarding the acquisitions are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest-bearing time deposits and investment securities increased $10,568,000 and $256,097,000, respectively, since December 31, 2016. The July 14, 2017 acquisition of IAB accounted for an increase in interest-bearing time deposits of $248,212,000. During the third quarter of 2017, a significant portion of the acquired interest-bearing time deposits were used to invest in the Corporation's investment securities portfolio and reduce Federal Home Loan Bank advances.

Loans and loans held for sale increased by $1,615,841,000 from December 2016, as the Arlington Bank and IAB acquisitions contributed $232,306,000 and $725,976,000, respectively. The largest loan segments that experienced increases were commercial and farmland, commercial and industrial, residential, construction and other commercial. No loan segments experienced decreases. Additional details regarding the changes in the Corporation's loans are discussed within NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Federal Home Loan Bank stock increased $5,861,000 primarily due to the acquisitions of Arlington Bank and IAB.

	December 31,	December 31,
(Dollars in Thousands)	2017	2016
Interest-bearing time deposits	$35,027	$24,459
Investment securities available for sale	999,947	696,862
Investment securities held to maturity	560,655	607,643
Loans held for sale	7,216	2,929
Loans	6,751,199	5,139,645
Federal Home Loan Bank stock	23,825	17,964
	$8,377,869	$6,489,502

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements, FHLB advances, subordinated debentures and term loans) at December 31, 2017 and 2016.

	December 31,	December 31,
(Dollars in Thousands)	2017	2016
Deposits	$7,172,530	$5,556,498
Federal funds purchased	144,038	120,349
Securities sold under repurchase agreements	136,623	146,480
Federal Home Loan Bank advances	414,377	298,923
Subordinated debentures and term loans	139,349	128,445
	$8,006,917	$6,250,695

Deposits increased $1.6 billion from December 31, 2016. The IAB acquisition on July 14, 2017 and the Arlington Bank acquisition on May 19, 2017 resulted in deposits of $862,271,000 and $252,783,000, respectively. Additional details regarding the acquisitions are discussed in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The increase in deposits, excluding deposits acquired, from December 31, 2016, was primarily due to an increase of $580,726,000 in demand deposits and $75,887,000 in time deposits. Offsetting these increases was a decrease in savings deposits of $154,984,000.

Federal Home Loan Bank Advances and Federal Funds purchased increased $115,454,000, in 2017, and included $47,575,000 in advances acquired in the IAB acquisition. Federal Funds Purchased increased $23,689,000, and when coupled with the increase in deposits and Federal Home Loan Bank Advances, the increased liquidity was used as a source of funding to support the increase in the loan portfolio during 2017.

Subordinated debentures increased $10,904,000 from December 31, 2016. The increase was primarily a result of the $10,583,000 in acquired balances from the IAB acquisition. Securities sold under repurchase agreements decreased $9,857,000 from December 31, 2016. Offsetting these decreases was an increase from the IAB acquisition of $17,915,000.

The Corporation has leveraged its capital position with FHLB advances, as well as repurchase agreements, which are pledged against acquired investment securities as collateral for the borrowings. Further discussion regarding FHLB advances is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax expense totaled $37,524,000 for 2017 compared to $27,609,000 for 2016.  The Corporation’s federal statutory income tax rate for 2017 is 35 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment.  Also impacting the Corporation's effective tax rate for 2017 is the remeasurement of net deferred tax assets as a result of the Tax Cuts and Jobs Act discussed in more detail below. The reconciliation of federal statutory to actual tax expense is shown in NOTE 21. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes widespread changes to U.S. tax law, including but not limited to: (1) permanently reducing the federal corporate tax rate from 35 percent to 21 percent, (2) bonus depreciation that will allow for full expensing of qualified property, and (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized. Under ASC 740, the Corporation must recognize the effects of the new tax legislation upon enactment. At December 31, 2017, the Corporation adjusted its net deferred tax asset to the enacted rate of 21 percent resulting in a decrease to net deferred tax assets of $5,120,000.

The Corporation’s tax asset, deferred and receivable decreased from $39,384,000 at December 31, 2016 to $23,983,000 at December 31, 2017. The largest component is the Corporation’s net deferred tax asset, which decreased from $37,755,000 at December 31, 2016 to $19,818,000 at December 31, 2017.  The $17,937,000 decrease in the Corporation’s net deferred tax asset was due to a combination of a decrease in deferred tax assets and an increase in deferred tax liabilities. The largest deferred tax asset decrease was associated with the impact of the TCJA. Other decreases not related to the TCJA were associated with federal and state net operating loss carryforwards and other employee benefits of $2,323,000 and $2,080,000, respectively. Increases in deferred tax liabilities associated with the accounting for acquisitions and accounting for unrealized gains on available for sale securities further decreased the net deferred tax asset by $4,106,000 and $4,273,000, respectively.

The Corporation has recorded a valuation allowance of $6,966,000 related to deferred state taxes as it does not anticipate having future state taxable income sufficient to fully utilize the deferred state tax asset.  This is primarily due to the Corporation’s current tax structure as noted above.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2018, expressed as an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP
We have served as the Corporation’s auditor since at least 1982; however, an earlier year cannot be reliably determined.
Indianapolis, Indiana
March 1, 2018

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2017	2016
ASSETS
Cash and cash equivalents	$154,905	$127,927
Interest-bearing time deposits	35,027	24,459
Investment securities available for sale	999,947	696,862
Investment securities held to maturity (fair value of $568,208 and $611,933)	560,655	607,643
Loans held for sale	7,216	2,929
Loans	6,751,199	5,139,645
Less: Allowance for loan losses	(75,032)	(66,037)
Net loans	6,676,167	5,073,608
Premises and equipment	95,852	94,432
Federal Home Loan Bank stock	23,825	17,964
Interest receivable	37,130	26,194
Other intangibles	31,148	14,866
Goodwill	445,355	244,000
Cash surrender value of life insurance	223,557	201,671
Other real estate owned	10,373	8,966
Tax asset, deferred and receivable	23,983	39,384
Other assets	42,338	30,706
TOTAL ASSETS	$9,367,478	$7,211,611
LIABILITIES
Deposits:
Noninterest-bearing	$1,761,553	$1,348,267
Interest-bearing	5,410,977	4,208,231
Total Deposits	7,172,530	5,556,498
Borrowings:
Federal funds purchased	144,038	120,349
Securities sold under repurchase agreements	136,623	146,480
Federal Home Loan Bank advances	414,377	298,923
Subordinated debentures and term loans	139,349	128,445
Total Borrowings	834,387	694,197
Interest payable	4,390	3,110
Other liabilities	52,708	56,149
Total Liabilities	8,064,015	6,309,954
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 and 50,000,000 shares (1)
Issued and outstanding - 49,158,238 and 40,912,697 shares	6,145	5,114
Additional paid-in capital	834,870	509,018
Retained earnings	465,231	400,981
Accumulated other comprehensive loss	(2,908)	(13,581)
Total Stockholders' Equity	1,303,463	901,657
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,367,478	$7,211,611

(1) On May 1, 2017, the shareholders of First Merchants Corporation approved an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized to issue from 50,000,000 to 100,000,000 shares.

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2017	December 31, 2016	December 31, 2015
INTEREST INCOME
Loans receivable:
Taxable	$263,704	$210,302	$180,805
Tax exempt	10,694	6,525	3,459
Investment securities:
Taxable	17,489	16,415	17,885
Tax exempt	21,379	18,622	16,922
Deposits with financial institutions	736	350	160
Federal Reserve and Federal Home Loan Bank stock	894	1,098	1,967
Total Interest Income	314,896	253,312	221,198
INTEREST EXPENSE
Deposits	23,806	15,914	14,855
Federal funds purchased	561	102	74
Securities sold under repurchase agreements	477	374	368
Federal Home Loan Bank advances	5,196	3,264	2,836
Subordinated debentures and term loans	7,572	7,185	6,661
Total Interest Expense	37,612	26,839	24,794
NET INTEREST INCOME	277,284	226,473	196,404
Provision for loan losses	9,143	5,657	417
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	268,141	220,816	195,987
OTHER INCOME
Service charges on deposit accounts	18,722	17,762	16,201
Fiduciary activities	11,589	9,818	9,196
Other customer fees	20,956	19,315	16,959
Commission income			4,147
Increase in cash surrender value of life insurance	3,906	3,630	2,919
Gains on life insurance benefits	2,671	643
Net gains and fees on sales of loans	7,564	7,052	6,483
Net realized gains on sales of available for sale securities	2,631	3,389	2,670
Gain on sale of insurance subsidiary			8,265
Gain on cancellation of subordinated debentures			1,250
Other income	2,970	3,594	1,778
Total Other Income	71,009	65,203	69,868
OTHER EXPENSES
Salaries and employee benefits	119,812	102,552	101,908
Net occupancy	16,976	16,997	14,668
Equipment	13,090	12,497	10,787
Marketing	3,739	3,008	3,493
Outside data processing fees	12,242	9,148	7,109
Printing and office supplies	1,283	1,348	1,353
Intangible asset amortization	5,647	3,910	2,835
FDIC assessments	2,564	3,036	3,655
Other real estate owned and foreclosure expenses	1,903	2,877	3,956
Professional and other outside services	12,757	6,516	9,855
Other expenses	15,543	15,470	15,187
Total Other Expenses	205,556	177,359	174,806
INCOME BEFORE INCOME TAX	133,594	108,660	91,049
Income tax expense	37,524	27,609	25,665
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$96,070	$81,051	65,384

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic	$2.13	$1.99	$1.73
Diluted	$2.12	$1.98	$1.72

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$96,070	$81,051	$65,384
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $5,193, $4,893, and $20	9,645	(9,087)	(37)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $4, $128, and $588	9	(240)	(1,093)
Reclassification adjustment for net gains included in net income net of tax of $576, $749, and $435	(1,070)	(1,390)	(808)
Defined benefit pension plans, net of tax of $1,125, $809, and $1,187
Net gain (loss) arising during period	2,686	(470)	2,404
Amortization of prior service cost	(597)	(1,032)	(198)
	10,673	(12,219)	268
Comprehensive income	$106,743	$68,832	$65,652

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2014	125	$125	37,669,948	$4,709	$431,220	$292,403	$(1,630)	$726,827
Comprehensive income
Net income						65,384		65,384
Other comprehensive income (loss), net of tax							268	268
Cash dividends on common stock ($.41 per share)						(15,654)		(15,654)
Issuance of common stock related to acquisition			2,769,568	346	70,056			70,402
Share-based compensation			149,577	19	2,251			2,270
Stock issued under employee benefit plans			22,074	3	457			460
Stock issued under dividend reinvestment and stock purchase plan			26,375	3	658			661
Stock options exercised			96,066	12	1,519			1,531
Stock redeemed			(69,349)	(9)	(1,631)			(1,640)
Balances, December 31, 2015	125	125	40,664,259	5,083	504,530	342,133	(1,362)	850,509
Comprehensive income
Net income						81,051		81,051
Other comprehensive income (loss), net of tax							(12,219)	(12,219)
Cash dividends on common stock ($.54 per share)						(22,203)		(22,203)
Share-based compensation			141,126	17	2,583			2,600
Stock issued under employee benefit plans			20,545	3	459			462
Stock issued under dividend reinvestment and stock purchase plan			30,297	4	831			835
Stock options exercised			128,848	16	2,586			2,602
Stock redeemed			(72,378)	(9)	(1,971)			(1,980)
Balances, December 31, 2016	125	125	40,912,697	5,114	509,018	400,981	(13,581)	901,657
Comprehensive income
Net income						96,070		96,070
Other comprehensive income (loss), net of tax							10,673	10,673
Cash dividends on common stock ($.69 per share)						(31,820)		(31,820)
Issuance of common stock related to acquisition			8,044,446	1,006	320,425			321,431
Share-based compensation			89,362	11	2,816			2,827
Stock issued under employee benefit plans			14,948	2	517			519
Stock issued under dividend reinvestment and stock purchase plan			24,058	3	988			991
Stock options exercised			104,748	13	2,385			2,398
Stock redeemed			(32,021)	(4)	(1,279)			(1,283)
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2017	2016	2015
Cash Flow From Operating Activities:
Net income	$96,070	$81,051	$65,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,143	5,657	417
Depreciation and amortization	7,967	7,161	6,262
Change in deferred taxes	15,523	8,611	4,444
Share-based compensation	2,827	2,600	2,270
Loans originated for sale	(377,252)	(354,265)	(364,411)
Proceeds from sales of loans held for sale	387,095	367,148	367,377
Gains on sales of loans held for sale	(5,910)	(5,918)	(5,625)
Gain on sale of insurance subsidiary			(8,265)
Gain on cancellation of subordinated debentures			(1,250)
Gains on sales of securities available for sale	(2,631)	(3,389)	(2,670)
Increase in cash surrender of life insurance	(3,906)	(3,630)	(2,927)
Gains on life insurance benefits	(2,671)	(643)
Change in interest receivable	(6,838)	(1,779)	(2,833)
Change in interest payable	31	18	(162)
Other adjustments	7,054	1,097	(1,351)
Net cash provided by operating activities	126,502	103,719	56,660
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	237,936	7,856	24,917
Purchases of:
Securities available for sale	(479,045)	(281,470)	(200,154)
Securities held to maturity	(30,220)	(110,797)	(87,282)
Proceeds from sales of securities available for sale	94,165	167,186	83,647
Proceeds from maturities of:
Securities available for sale	70,846	73,956	63,124
Securities held to maturity	72,220	119,052	98,581
Redemption (Purchase) of Federal Reserve and Federal Home Loan Bank stock	40	19,669	7,268
Net change in loans	(670,000)	(452,781)	(350,287)
Net cash and cash equivalents received (paid) in acquisition	54,536		(7,936)
Net cash received from sale of insurance subsidiary			15,155
Proceeds from the sale of other real estate owned	6,584	9,974	12,567
Proceeds from life insurance benefits	11,655	3,141
Other investing activities	(4,047)	(4,490)	9
Net cash used in investing activities	(635,330)	(448,704)	(340,391)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	425,742	332,600	240,736
Certificates of deposit and other time deposits	75,236	(66,920)	(79,656)
Borrowings	1,088,189	1,107,795	491,660
Repayment of borrowings	(1,024,166)	(982,449)	(370,813)
Cash dividends on common stock	(31,820)	(22,203)	(15,654)
Stock issued under employee benefit plans	519	462	460
Stock issued under dividend reinvestment and stock purchase plans	991	835	661
Stock options exercised	2,398	2,602	1,531
Stock redeemed	(1,283)	(1,980)	(1,640)
Net cash provided by financing activities	535,806	370,742	267,285
Net Change in Cash and Cash Equivalents	26,978	25,757	(16,446)
Cash and Cash Equivalents, January 1	127,927	102,170	118,616
Cash and Cash Equivalents, December 31	$154,905	$127,927	$102,170
Additional cash flow information:
Interest paid	$36,332	$26,821	$24,903
Income tax paid	22,421	11,999	21,200
Loans transferred to other real estate owned	8,360	1,684	3,644
Fixed assets transferred to other assets	6,753	360	1,600
Non-cash investing activities using trade date accounting	9,401	14,179	1,559

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Fair value of assets acquired	$1,531,397	$—	$635,047
Cash received (paid) in acquisition	(12)		(14,500)
Less: Common stock issued	321,431		70,402
Liabilities assumed	$1,209,954	$—	$550,145

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

The Corporation is a financial holding company whose principal activity is the ownership and management of the Bank and operates in a single significant business segment. The Bank provides full banking services under an Indiana state-charter. On April 1, 2016, the Board of Directors of the Bank adopted final resolutions approving the conversion of the Bank’s banking charter from a national association to an Indiana state-chartered bank. The initial application to convert was filed with the Indiana DFI on February 9, 2016. Between the date of initial application and adoption of the final resolutions by the Bank’s Board, the Indiana DFI and the FDIC conducted a joint exam of the Bank and its banking activities. Final regulatory approval of the application was obtained at the meeting of the Members of the Indiana DFI on April 14, 2016. The Bank filed official conversion documents effective April 15, 2016. As a result of the conversion, the Indiana DFI became the Bank’s primary regulator and the FDIC became the Bank’s primary federal regulator. Upon conversion, the Bank’s official name changed from “First Merchants Bank, National Association” to “First Merchants Bank.” The Bank continues operating under the following trade names in certain geographic markets: Lafayette Bank and Trust and First Merchants Private Wealth Advisors (each as a division of First Merchants Bank). The conversion did not affect the Bank’s operations or customers in any way, and Bank customers continued to receive identical protection on deposits through the FDIC’s deposit insurance program.

The Bank generates commercial, mortgage, and consumer loans and receives deposits from customers located primarily in central and northern Indiana, northeast Illinois and central Ohio counties. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

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

Available for sale and held to maturity securities are evaluated for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interest, including certain non-agency government-sponsored mortgage-backed securities, asset-backed securities and collateralized debt obligations are evaluated using the model outlined in ASC 325-10, Investments - Other.

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

LOANS held in the Corporation’s portfolio are carried at the principal amount outstanding, net of unearned income. Certain non-accrual, substantially delinquent and renegotiated loans classified as troubled debt restructures may be considered to be impaired in accordance with ASC 310, Receivables. Under ASC 310, a loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Renegotiated consumer loans classified as troubled debt restructures are considered to be impaired. In applying the provisions of ASC 310, the Corporation considers all other investments in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest is discontinued on a loan when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectible. Interest income accrued in the prior year, if any, is charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received and the loan is returned to accruing status. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

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

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Reserves are established for each segment of loans using loss rates based on charge-offs for the same period as the migration analysis used for commercial loans.

Historical loss allocations for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge-offs and non-accrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation’s internal loan review.

PENSION benefits are provided to the Corporation’s employees. Its accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the consolidated balance sheets. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in NOTE 20. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of these Notes to Consolidated Financial Statements.

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

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over two to twenty years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

GOODWILL is maintained by applying the provisions of ASC 350, Intangibles – Goodwill and Other. For purchase acquisitions, the Corporation is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation has historically elected to test for goodwill impairment as of October 1 of each year and has determined that no impairment exists.

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

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2014.

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

In the third quarter of 2017, ASC 805-10 - Business Combinations, required the Corporation to remeasure the 12.1 percent equity interest in IAB's common stock and recognize the resulting gain or loss, if any, in earnings. The remeasurement was based upon the closing price of IAB's common stock immediately prior to the acquisition announcement, and prior to the Corporation obtaining control of IAB. The trading price of IAB's common stock subsequent to the acquisition announcement included a control or acquisition premium and was not indicative of the fair value of the Corporation's pre-existing equity interest immediately prior to the acquisition announcement. The fair value of the equity interest in IAB's common stock after the remeasurement was $19.8 million. The Corporation recorded a $50,000 loss in 2017 as a result of the remeasurement and the loss is reflected in the Corporation's Consolidated Statements of Income in the line titled "Net realized gains on sales of available for sale securities."

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Pro Forma Financial Information

The results of operations of Arlington Bank and IAB have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the year ended December 31, 2017 and 2016, as if the Arlington Bank and IAB acquisitions occurred as of the beginning of the periods presented.

	2017	2016
Total revenue (net interest income plus other income)	$380,324	$353,732
Net income	$95,009	$95,288
Net income available to common shareholders
Earnings per share:
Basic	$1.94	$1.95
Diluted	$1.93	$1.94

The pro forma information includes adjustments for interest income on loans, interest expense on deposits and borrowings, premises expense for the banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the year ended December 31, 2017 includes operating revenue of $9.0 million and $21.4 million from Arlington Bank and IAB acquisitions since the date of acquisition, respectively. Additionally, $15.4 million, net of tax, of expenses directly attributable to the Arlington Bank and IAB acquisitions were included in the year ended December 31, 2017 pro forma information. The pro forma information for the year ended December 31, 2016 includes operating results from Arlington Bank and IAB as if the acquisitions occurred at the beginning of the year. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 3

RESTRICTION ON CASH AND DUE FROM BANKS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2017, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

At December 31, 2017, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $128,127,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $5,826,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2017, was $14,522,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2017
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618		435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign Investment	1,000			1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

Certain investments in debt securities are reported in the financial statements at amounts less than their historical cost.  The historical cost of these investments totaled $452,644,000 and $523,773,000 at December 31, 2017 and 2016, respectively.  Total fair value of these investments was $446,047,000  and $510,297,000, which was approximately 28.6 and 39.1 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2017 and 2016, respectively.

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2017.  The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2017. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $3,423,000 on sixty-three securities and $1,404,000 on thirty-six securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

State and Municipal Securities and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2017. As noted in the table above, the state and political subdivision securities portfolio contains unrealized losses of $1,091,000 on forty-two securities and $244,000 on twenty-eight securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized losses in the available for sale portfolio, and $435,000 on five securities in the held to maturity portfolio.

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2017
State and municipal	$13,296	$198	$35,324	$893	$48,620	$1,091
U.S. Government-sponsored mortgage-backed securities	182,755	1,520	68,667	1,903	251,422	3,423
Total Temporarily Impaired Available for Sale Securities	196,051	1,718	103,991	2,796	300,042	4,514
Temporarily Impaired Held to Maturity Securities at December 31, 2017
U.S. Government-sponsored agency securities	9,988	131	12,196	304	22,184	435
State and municipal	2,430	36	15,805	208	18,235	244
U.S. Government-sponsored mortgage-backed securities	62,508	485	43,078	919	105,586	1,404
Total Temporarily Impaired Held to Maturity Securities	74,926	652	71,079	1,431	146,005	2,083
Total Temporarily Impaired Investment Securities	$270,977	$2,370	$175,070	$4,227	$446,047	$6,597

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2016
State and municipal	$126,593	$5,564			$126,593	$5,564
U.S. Government-sponsored mortgage-backed securities	185,544	3,071			185,544	3,071
Equity securities	18,765	1,039			18,765	1,039
Total Temporarily Impaired Available for Sale Securities	330,902	9,674			330,902	9,674
Temporarily Impaired Held to Maturity Securities at December 31, 2016
U.S. Government-sponsored agency securities	19,121	479			19,121	479
State and municipal	50,897	1,796			50,897	1,796
U.S. Government-sponsored mortgage-backed securities	109,377	1,527			109,377	1,527
Total Temporarily Impaired Held to Maturity Securities	179,395	3,802			179,395	3,802
Total Temporarily Impaired Investment Securities	$510,297	$13,476			$510,297	$13,476

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2017
Due in one year or less	$425	$425	$12,015	$12,158
Due after one through five years	5,040	5,204	76,146	76,334
Due after five through ten years	74,921	78,806	54,441	55,679
Due after ten years	430,497	442,289	116,610	120,657
	510,883	526,724	259,212	264,828
U.S. Government-sponsored mortgage-backed securities	473,325	470,866	301,443	303,380
Equity securities	2,357	2,357
Total Investment Securities	$986,565	$999,947	$560,655	$568,208

Securities with a carrying value of approximately $475,999,000, $572,896,000 and $637,358,000  were pledged at December 31, 2017, 2016 and 2015, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $136,639,000 at December 31, 2017, and $145,936,000 at
December 31, 2016.

Gross gains of $2,681,000, $3,389,000 and $2,770,000 were realized on sales of investment securities in 2017, 2016 and 2015, respectively. Gross losses of $50,000 and $100,000 were realized on sales of investment securities in 2017 and 2015, respectively. There were no losses from the sales of investment securities in 2016.

NOTE 5

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at December 31, 2017 and 2016, were $7,216,000 and $2,929,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2017	December 31, 2016

Commercial and industrial loans	$1,493,493	$1,194,646
Agricultural production financing and other loans to farmers	121,757	79,689
Real estate loans:
Construction	612,219	418,703
Commercial and farmland	2,562,691	1,953,062
Residential	962,765	739,169
Home equity	514,021	418,525
Individuals' loans for household and other personal expenditures	86,935	77,479
Lease financing receivables, net of unearned income	2,527	311
Other commercial loans	394,791	258,061
Loans	6,751,199	5,139,645
Allowance for loan losses	(75,032)	(66,037)
Net Loans	$6,676,167	$5,073,608

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2017. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

At December 31, 2017, the allowance for loan losses was $75,032,000, an increase of $8,995,000 from the December 31, 2016 balance of $66,037,000. Net charge-offs for the twelve months ended December 31, 2017, were $148,000, a decrease of $1,925,000 from the same period in 2016. The provision for loan losses for the twelve months ended December 31, 2017 was $9,143,000, an increase of $3,486,000 from the same period in 2016. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The following tables summarize changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2017, 2016, and 2015:

	Twelve Months Ended December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	2,515	3,159	1,078	2,391		9,143
Recoveries on loans	1,590	2,260	324	706		4,880
Loans charged off	(1,383)	(1,737)	(593)	(1,315)		(5,028)
Balances, December 31, 2017	$30,418	$27,343	$3,732	$13,537	$2	$75,032

	Twelve Months Ended December 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453
Provision for losses	1,876	1,834	432	1,515		5,657
Recoveries on loans	1,806	2,090	369	1,091		5,356
Loans charged off	(2,464)	(2,408)	(567)	(1,990)		(7,429)
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Twelve Months Ended December 31, 2015
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2014	$28,824	$19,327	$2,658	$13,152	$3	$63,964
Provision for losses	(1,901)	1,710	299	310	$(1)	417
Recoveries on loans	1,911	2,545	352	1,536		6,344
Loans charged off	(2,356)	(1,437)	(620)	(3,859)		(8,272)
Balances, December 31, 2015	$26,478	$22,145	$2,689	$11,139	$2	$62,453

The following tables show the Corporation’s allowance for loan losses and loan portfolio by loan segment for the years indicated:

	December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$666	$567		$404		$1,637
Collectively evaluated for impairment	29,752	26,776	$3,732	13,133	$2	73,395
Total Allowance for Loan Losses	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Loan balances:
Individually evaluated for impairment	$4,776	$21,009	$5	$3,941		$29,731
Collectively evaluated for impairment	2,003,844	3,131,589	86,930	1,471,309	$2,527	6,696,199
Loans acquired with deteriorated credit quality	1,421	22,312		1,536		25,269
Loans	$2,010,041	$3,174,910	$86,935	$1,476,786	$2,527	$6,751,199

	December 31, 2016
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$37	$553		$298		$888
Collectively evaluated for impairment	27,659	23,108	$2,923	11,457	$2	65,149
Total Allowance for Loan Losses	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Loan balances:
Individually evaluated for impairment	$4,762	$21,358	$9	$4,450		$30,579
Collectively evaluated for impairment	1,520,981	2,315,686	77,470	1,151,396	$311	5,065,844
Loans acquired with deteriorated credit quality	6,653	34,721		1,848		43,222
Loans	$1,532,396	$2,371,765	$77,479	$1,157,694	$311	$5,139,645

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

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. When the interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectible. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance. Payments received on impaired accruing or delinquent loans are applied to interest income as accrued.

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2017	December 31, 2016
Commercial and industrial loans	$3,275	$1,839
Agriculture production financing and other loans to farmers	1,027	1,329
Real estate loans:
Construction	65	73
Commercial and farmland	12,951	15,754
Residential	9,444	9,523
Home equity	1,928	1,457
Individuals' loans for household and other personal expenditures	34	23
Total	$28,724	$29,998
Commercial impaired loans include non-accrual loans, loans accounted for under ASC 310-30, and loans risk graded as substandard, doubtful and loss that were still accruing but deemed impaired according to the guidance set forth in ASC 310. Also included in impaired loans are accruing loans that are contractually past due 90 days or more and troubled debt restructures.

Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method for measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The following tables show the composition of the Corporation’s commercial impaired loans, related allowance and interest income recognized while impaired by loan class for the years indicated:

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$14,110	$3,850		$7,653	$186
Agriculture production financing and other loans to farmers	1,595	1,238		1,304	20
Real estate loans:
Construction	2,530	1,396		1,420	64
Commercial and farmland	51,829	39,651		43,445	1,734
Residential	5,403	3,133		3,558	122
Home equity	80	40		48
Total	$75,547	$49,308		$57,428	$2,126
Impaired loans with related allowance:
Commercial and industrial loans	$812	$782	$552	$1,517
Agriculture production financing and other loans to farmers	357	327	114	327
Real estate loans:
Commercial and farmland	2,989	2,270	567	2,383	$4
Total	$4,158	$3,379	$1,233	$4,227	$4
Total Impaired Loans	$79,705	$52,687	$1,233	$61,655	$2,130

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

	December 31, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,418,401	$51,336	$23,386	$370				$1,493,493
Agriculture production financing and other loans to farmers	73,800	27,502	20,018	387	$50			121,757
Real estate loans:
Construction	587,906	828	981			$22,374	$130	612,219
Commercial and farmland	2,408,329	70,074	79,769	1,536		2,980	3	2,562,691
Residential	185,725	4,376	4,209	114		759,900	8,441	962,765
Home equity	28,554	457	286			482,661	2,063	514,021
Individuals' loans for household and other personal expenditures						86,875	60	86,935
Lease financing receivables, net of unearned income	2,527							2,527
Other commercial loans	394,222		569					394,791
Loans	$5,099,464	$154,573	$129,218	$2,407	$50	$1,354,790	$10,697	$6,751,199

	December 31, 2016
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,117,545	$30,919	$46,182					$1,194,646
Agriculture production financing and other loans to farmers	30,712	25,273	23,704					79,689
Real estate loans:
Construction	398,646	3,490	1,858			$14,636	$73	418,703
Commercial and farmland	1,811,367	60,028	80,626			1,034	7	1,953,062
Residential	146,251	5,106	6,046			574,054	7,712	739,169
Home equity	7,310	47	516			409,237	1,415	418,525
Individuals' loans for household and other personal expenditures						77,456	23	77,479
Lease financing receivables, net of unearned income	228		83					311
Other commercial loans	257,861		200					258,061
Loans	$3,769,920	$124,863	$159,215			$1,076,417	$9,230	$5,139,645

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,487,221	$2,967	$30		$3,275	$6,272	$1,493,493
Agriculture production financing and other loans to farmers	120,720	10			1,027	1,037	121,757
Real estate loans:
Construction	610,896	1,193		$65	65	1,323	612,219
Commercial and farmland	2,542,048	6,923	166	603	12,951	20,643	2,562,691
Residential	948,947	4,010	308	56	9,444	13,818	962,765
Home equity	510,362	1,372	184	175	1,928	3,659	514,021
Individuals' loans for household and other personal expenditures	85,744	298	834	25	34	1,191	86,935
Lease financing receivables, net of unearned income	2,527						2,527
Other commercial loans	394,791						394,791
Loans	$6,703,256	$16,773	$1,522	$924	$28,724	$47,943	$6,751,199

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,192,079	$466	$162	$100	$1,839	$2,567	$1,194,646
Agriculture production financing and other loans to farmers	78,360				1,329	1,329	79,689
Real estate loans:
Construction	415,975	2,655			73	2,728	418,703
Commercial and farmland	1,932,896	1,385	3,027		15,754	20,166	1,953,062
Residential	725,338	3,664	635	9	9,523	13,831	739,169
Home equity	415,969	850	246	3	1,457	2,556	418,525
Individuals' loans for household and other personal expenditures	76,929	470	57		23	550	77,479
Lease financing receivables, net of unearned income	311						311
Other commercial loans	258,061						258,061
Loans	$5,095,918	$9,490	$4,127	$112	$29,998	$43,727	$5,139,645

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods ended December 31, 2017 and 2016:

	December 31, 2017
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$599	$376	3
Agriculture production financing and other loans to farmers	387	387	3
Real estate loans:
Commercial and farmland	1,022	1,156	8
Residential	788	862	15
Home equity	195	107	4
Individuals' loans for household and other personal expenditures	13	14	1
Total	$3,004	$2,902	34

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

The following tables summarize the recorded investment of troubled debt restructures as of December 31, 2017 and 2016, by modification type, that occurred during the years indicated:

	December 31, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$203		$166	$369
Agriculture production financing and other farm loans	387			387
Real estate loans:
Commercial and farmland	705	$59	232	996
Residential		761	85	846
Home equity		105		105
Individuals' loans for household and other personal expenditures		14		14
Total	$1,295	$939	$483	$2,717

	December 31, 2016
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$397	$397
Agriculture production financing and other loans to farmers	$660	$12		672
Real estate loans:
Commercial and farmland	297		3,456	3,753
Residential	238	928		1,166
Home equity		266		266
Individuals' loans for household and other personal expenditures		9		9
Total	$1,195	$1,215	$3,853	$6,263

Loans secured by commercial and farmland real estate made up 40 percent of the post-modification balances of the troubled debt restructured loans that occurred during the twelve months ending December 31, 2017.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2017 and 2016, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Twelve Months Ended December 31, 2017
	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$14
Residential	4	323
Total	5	$337

	Twelve Months Ended December 31, 2016
	Number of Loans	Recorded Balance
Commercial and industrial loans	3	$197
Agriculture production financing and other loans to farmers	1	661
Real estate loans:
Commercial and farmland	1	343
Residential	1	$64
Total	6	$1,265

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,302,000 and $1,530,000 at December 31, 2017 and 2016, respectively.

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial 30 - 89 day delinquent troubled debt restructures are included in the calculation of the delinquency trend environmental allowance allocation. With the exception of the acquired loans excluded from the allowance for loan losses, all commercial non-impaired loans, including non-accrual and 90+ day delinquents, are included in the ASC 450 loss estimate.

NOTE 6

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

The acquired loans detailed in the tables below are included in NOTE 5. LOANS AND ALLOWANCE of these Notes to Consolidated Financial Statements. As described in NOTE 5, loans purchased after December 31, 2008 are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans. All other loans not accounted for under ASC 310-30 are accounted for under ASC 310-20, which allows the fair value adjustment to be accreted into income over the remaining life of the loans.

The Corporation's most recent acquisitions, Arlington Bank and IAB, are detailed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements. All of the Corporation's acquisitions since December 31, 2008 are as indicated below.

The following tables include the outstanding balance and carrying amount of all acquired loans which were included in the Corporation's balance sheet at December 31, 2017 and December 31, 2016.

	December 31, 2017
	IAB	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Outstanding Balance:
Commercial and industrial loans	$83,630	$3,152	$4,150	$64	$235	$10,539	$1,760	$103,530
Agricultural production financing and other loans to farmers	33,537				76	50	1,317	34,980
Real estate loans:
Construction	23,571	14,716	2,451	830	1,499	65		43,132
Commercial and farmland	346,155	76,375	79,739	15,791	27,910	65,578	6,733	618,281
Residential	100,569	69,011	86,098	32,854	6,354	79,674	2,899	377,459
Home equity	36,349	22,581	8,800	5,733	4,392	19,972	9,636	107,463
Individuals' loans for household and other personal expenditures	3,552	174	356		82	22	21	4,207
Other commercial loans	11,189	90	1,745			58		13,082
Total	638,552	186,099	183,339	55,272	40,548	175,958	22,366	1,302,134
Remaining fair value discount	(20,090)	(5,242)	(6,689)	(1,266)	(2,482)	(5,859)	(2,120)	(43,748)
Carrying amount	618,462	180,857	176,650	54,006	38,066	170,099	20,246	1,258,386
Allowance	290		411		52	16		769
Carrying amount net of allowance	$618,172	$180,857	$176,239	$54,006	$38,014	$170,083	$20,246	$1,257,617

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

The outstanding balance and related carrying amount of loans acquired and accounted for under ASC 310-30 as of December 31, 2017 were $38.9 million and $25.3 million, respectively; with no required allowance for loan losses. Comparatively, the outstanding balance and related carrying amount as of December 31, 2016 were $60.5 million and $43.2 million, respectively; with no required allowance for loan losses. During the twelve months ended December 31, 2017, one loan with a December 31, 2016 outstanding balance of $12.1 million and a carrying amount of $7.6 million, was transferred to other real estate owned.

As customer cash flow expectations improve on loans accounted for under ASC310-30, nonaccretable yield can be reclassified to accretable yield. The accretable portion, or income expected to be collected, and reclassifications from nonaccretable, are identified in the tables below for the years indicated.

	Twelve Months Ended December 31, 2017
	IAB	Arlington Bank	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance			$1,629	$73	$1,233	$736	$279	$3,950
Additions	$941	$667						1,608
Accretion	(1,009)	(314)	(2,983)	(260)	(454)	(1,172)	(557)	(6,749)
Reclassification from nonaccretable	834	164	1,805	187	212	1,075	471	4,748
Disposals					(122)	(545)		(667)
Ending balance	$766	$517	$451		$869	$94	$193	$2,890

	Twelve Months Ended December 31, 2016
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance	$2,160	$114	$1,508	$1,188	$642	$5,612
Additions
Accretion	(311)	(123)	(1,119)	(4,268)	(756)	(6,577)
Reclassification from nonaccretable	12	82	858	3,827	393	5,172
Disposals	(232)		(14)	(11)		(257)
Ending balance	$1,629	$73	$1,233	$736	$279	$3,950

	Twelve Months Ended December 31, 2015
	Ameriana	C Financial	Community	CFS	SCB	Total
Beginning balance			$2,122	$2,400	$868	$5,390
Additions	$2,160	$145				2,305
Accretion		(31)	(723)	(4,050)	(1,046)	(5,850)
Reclassification from nonaccretable			249	2,854	822	3,925
Disposals			(140)	(16)	(2)	(158)
Ending balance	$2,160	$114	$1,508	$1,188	$642	$5,612

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents loans acquired during the period ending December 31, 2017, for which it was probable at acquisition that all contractually required payments would not be collected. There were no loans acquired during the period ending December 31, 2016.

	2017
	IAB	Arlington Bank	Total
Contractually required payments receivable at acquisition date	$14,131	$6,183	$20,314
Nonaccretable difference	8,352	2,891	11,243
Expected cash flows at acquisition date	5,779	3,292	9,071
Accretable difference	941	667	1,608
Basis in loans at acquisition date	$4,838	$2,625	$7,463

NOTE 7

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2017 and 2016:

	2017	2016
Cost at December 31:
Land	$22,042	$25,035
Buildings and Leasehold Improvements	124,441	114,444
Equipment	82,344	65,547
Total Cost	228,827	205,026
Accumulated Depreciation and Amortization	(132,975)	(110,594)
Net	$95,852	$94,432

The IAB acquisition on July 14, 2017 and the Arlington Bank acquisition on May 19, 2017 resulted in additions to premises and equipment of $10,107,000 and $1,986,000, respectively. Details regarding the acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2017, 2016 and 2015 was $4,072,000, $4,586,000 and $3,456,000, respectively. The future minimum rental commitments required under the operating leases, which expire at various dates through the year 2035, are as follows for the years ending December 31:

Future Minimum Rental Commitments
2018	$3,161
2019	3,611
2020	3,484
2021	3,137
2022	3,090
After 2022	15,180
Total Future Minimum Obligations	$31,663

NOTE 8

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. The Ameriana acquisition on December 31, 2015 resulted in $38,624,000 of goodwill, of which, $871,000 was recorded during the first quarter of 2016 as a measurement period adjustment. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

No impairment loss was recorded in 2017 or 2016. The Corporation tested goodwill for impairment during 2017 and 2016. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	2017	2016
Balance, January 1	$244,000	$243,129
Goodwill acquired	201,824
Measurement period adjustment	(469)	$871
Balance, December 31	$445,355	$244,000

NOTE 9

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The IAB acquisition on July 14, 2017 resulted in a core deposit intangible of $13,638,000 and other intangibles, consisting of non-compete intangibles, of $3,765,000. The Arlington Bank acquisition on May 19, 2017 resulted in a core deposit intangible of $4,526,000. The Ameriana acquisition on December 31, 2015 resulted in a core deposit intangible of $5,342,000, of which, $2,142,000 was recorded as a measurement period adjustment in the first quarter of 2016. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS of these in the Notes to Consolidated Financial Statements.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2017	2016
Gross carrying amount	$63,940	$61,798
Core deposit intangible acquired	18,164
Other intangibles acquired	3,765
Measurement period adjustment		2,142
Accumulated amortization	(54,721)	(49,074)
Core deposit intangible and other intangibles reduction
Core Deposit and Other Intangibles	$31,148	$14,866

Amortization expense for the years ended December 31, 2017, 2016 and 2015, was $5,647,000, $3,910,000 and $2,835,000, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2018	$6,719
2019	5,169
2020	3,632
2021	3,427
2022	3,325
After 2022	8,876
$31,148

NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2017	December 31, 2016
Demand deposits	$3,746,654	$2,866,853
Savings deposits	1,994,366	1,560,752
Certificates and other time deposits of $100,000 or more	468,895	276,274
Other certificates and time deposits	581,894	471,247
Brokered deposits	380,721	381,372
Total deposits	$7,172,530	$5,556,498

At December 31, 2017 and 2016, deposits exceeding the FDIC's Standard Maximum Deposit Insurance Amount of $250,000 were $3.2 billion and $2.2 billion, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2017, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2018	$876,126
2019	330,892
2020	119,066
2021	63,005
2022	27,518
After 2022	14,903
$1,431,510

NOTE 11

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2017 and 2016 were:

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$126,187	1,340	1,500	$7,596	$136,623

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$129,617	1,337	10,253	$5,273	$146,480

NOTE 12

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Federal funds purchased	$144,038	$120,349
Securities sold under repurchase agreements	136,623	146,480
Federal Home Loan Bank advances	414,377	298,923
Subordinated debentures and term loans	139,349	128,445
Total Borrowings	$834,387	$694,197

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2017 and 2016 totaled $145,883,000 and $158,185,000, respectively, and the average of such agreements totaled $134,401,000 and $145,379,000 during 2017 and 2016, respectively.

Contractual maturities of borrowings as of December 31, 2017, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2018	$144,038	$136,623	$171,391
2019			121,713
2020			41,273
2021			25,000
2022			20,000
After 2022			35,000	$143,430
ASC 805 fair value adjustments at acquisition				(4,081)
	$144,038	$136,623	$414,377	$139,349

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 142 percent of these advances depending on the type of collateral pledged. Advances, with interest rates from 0.88 to 5.86 percent, are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2017, was $664,177,000. As of December 31, 2017, the Corporation had $45,000,000 of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2017 and 2016, subordinated debentures and term loans totaled $139,349,000 and $128,445,000, respectively.

•
First Merchants Capital Trust II. The subordinated debenture was entered into on July 2, 2007 for $56,702,000. On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1,250,000. As of December 31, 2017, $51,702,000 of subordinated debentures remain outstanding with a maturity date of September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2017 and 2016 was 3.15 percent and 2.52 percent, respectively. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
Ameriana Capital Trust I. On December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2007 for $10,310,000 and have a maturity of March 2036. Ameriana could not redeem the debenture prior to March 2011, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2017 and 2016 was 3.09 percent and 2.46 percent, respectively. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.

•
Grabill Capital Trust I. On July 14, 2017 the Corporation acquired Grabill Capital Trust I in conjunction with its acquisition of Independent Alliance Banks, Inc. The subordinated debentures of Grabill Capital Trust I were entered into in June 2004 for $10,310,000 and have a maturity of July 23, 2034. IAB could not redeem the debenture prior to July 2009, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 2.60 percent, reset quarterly. Interest is payable in January, April, July and October of each year. The interest rate at December 31, 2017 was 3.96 percent. The Corporation holds all of the outstanding common securities of Grabill Capital Trust I.

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to -Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. Once the rates convert to floating on October 30, 2023, the Senior Debt will have an annual floating rate equal to the three-month LIBOR plus 2.345 percent and the Subordinated Debt will have an annual floating rate equal to the three-month LIBOR plus 4.095 percent. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem begin with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2017 and 2016 the Corporation was in compliance with these covenants.

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2017 and 2016, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2017 and 2016, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $640,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2017, the notional amount of customer-facing swaps was approximately $396,206,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2017 and December 31, 2016.

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$18	Other Assets	$15	Other Liabilities	$1,383	Other Liabilities	$2,182
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$7,305	Other Assets	$6,295	Other Liabilities	$7,305	Other Liabilities	$6,295

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended
	2017	2016
Interest rate products	$13	$(368)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2017, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2017	2016	2015
Interest rate contracts	Other income	$—	$211	$(53)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2017	2016	2015
Interest rate contracts	Interest expense	$(985)	$(1,250)	$(1,427)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2017, the termination value of derivatives in a net liability position related to these agreements was $2,579,000. As of December 31, 2017, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $11,866,000. If the Corporation had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING MEASUREMENTS

Assets and liabilities are considered to be measured at fair value on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be measured at fair value on a non-recurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. At December 31, 2017, there were no Level 1 securities. At December 31, 2016, Level 1 securities included equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities included agencies, government-sponsored mortgage backs, state and municipal and equity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Level 3 securities included state and municipal, corporate obligations and equity securities. Level 3 fair value for state and municipal, corporate obligations and equity securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES of these Notes to Consolidated Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
State and municipal	$526,693		$522,750	$3,943
U.S. Government-sponsored mortgage-backed securities	470,866		470,866
Corporate obligations	31			31
Equity securities	2,357		2,353	4
Interest rate swap asset	7,305		7,305
Interest rate cap	18		18
Interest rate swap liability	8,688		8,688

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

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2017 and 2016.

	Available for Sale Securities
	For The Year Ended
	December 31, 2017	December 31, 2016
Beginning Balance	$5,169	$5,932
Included in other comprehensive income	26	(223)
Principal payments	(1,217)	(540)
Ending balance	$3,978	$5,169

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2017 or 2016.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2017 or 2016.

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2017 and 2016.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$9,576			$9,576
Other real estate owned	$859			$859

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$15,318			$15,318
Other real estate owned	$1,612			$1,612

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2017 and 2016.

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,943	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 20 years A- to BBB- .69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$9,576	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$859	Appraisals	Discount to reflect current market conditions	0% - 10% (2%)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,134	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 20 years A- to BBB- .69% - 5%

Corporate obligations and Equity securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$15,318	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$1,612	Appraisals	Discount to reflect current market conditions	0% - 10% (9%)
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

State and Municipal Securities, Corporate Obligations and Equity Securities

The significant unobservable inputs used in the fair value measurement of the Corporation's state and municipal securities, corporate obligations and equity securities are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in on input will not affect the other input.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016.

	2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$154,905	$154,905
Interest-bearing time deposits	35,027	35,027
Investment securities available for sale	999,947		$995,969	$3,978
Investment securities held to maturity	560,655		556,305	11,903
Loans held for sale	7,216		7,216
Loans	6,676,167			6,534,877
Federal Home Loan Bank stock	23,825		23,825
Interest rate swap asset	7,323		7,323
Interest receivable	37,130		37,130
Liabilities at December 31:
Deposits	$7,172,530	$5,741,019	$1,406,526
Borrowings:
Federal funds purchased	144,038		144,038
Securities sold under repurchase agreements	136,623		136,562
Federal Home Loan Bank advances	414,377		361,085
Subordinated debentures and term loans	139,349		120,085
Interest rate swap liability	8,688		8,688
Interest payable	4,390		4,390

	2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$127,927	$127,927
Interest-bearing time deposits	24,459	24,459
Investment securities available for sale	696,862	18,765	$672,928	$5,169
Investment securities held to maturity	607,643		597,246	14,687
Loans held for sale	2,929		2,929
Loans	5,073,608			4,933,552
Federal Home Loan Bank stock	17,964		17,964
Interest rate swap asset	6,310		6,310
Interest receivable	26,194		26,194
Liabilities at December 31:
Deposits	$5,556,498	$4,427,605	$1,111,491
Borrowings:
Federal funds purchased	120,349		120,349
Securities sold under repurchase agreements	146,480		146,449
Federal Home Loan Bank advances	298,923		297,465
Subordinated debentures and term loans	128,445		105,930
Interest rate swap liability	8,477		8,477
Interest payable	3,110		3,110

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following methods were used to estimate the fair value of all other financial instruments recognized in the Consolidated Balance Sheets at amounts other than fair value.

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2017	2016
Amounts of commitments:
Loan commitments to extend credit	$2,482,641	$2,057,878
Standby letters of credit	$43,526	$46,010

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2017 and 2016:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	9,645	9	2,686	12,340
Amounts reclassified from accumulated other comprehensive income	(1,710)	640	(597)	(1,667)
Period change	7,935	649	2,089	10,673
Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)

Balance at December 31, 2015	$12,325	$(2,347)	$(11,340)	$(1,362)
Other comprehensive income before reclassifications	(9,087)	(240)	(470)	(9,797)
Amounts reclassified from accumulated other comprehensive income	(2,203)	813	(1,032)	(2,422)
Period change	(11,290)	573	(1,502)	(12,219)
Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the years ended December 31, 2017, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2017	2016	2015	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$2,631	$3,389	$2,670	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(921)	(1,186)	(934)	Income tax expense
	$1,710	$2,203	$1,736

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(985)	$(1,250)	$(1,427)	Interest expense - subordinated debentures and term loans
Related income tax benefit	345	437	499	Income tax expense
	$(640)	$(813)	$(928)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$806	$1,588	$305	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	(209)	(556)	(107)	Income tax expense
	$597	$1,032	$198

Total reclassifications for the period, net of tax	$1,667	$2,422	1,006

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain a minimum ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. As of January 1, 2017, the Corporation was required to hold a capital conservation buffer of 1.25 percent, which amount increases by 0.625 percent in each successive year until 2019. Under Basel III, the Corporation and Bank elected to opt-out of including AOCI in regulatory capital.

As of December 31, 2017, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2017 and December 31, 2016 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,048,757	13.69%	$612,848	8.00%	N/A	N/A
First Merchants Bank	1,016,355	13.17	617,477	8.00	$771,847	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$908,725	11.86%	$459,636	6.00%	N/A	N/A
First Merchants Bank	941,323	12.20	463,108	6.00	$617,477	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$842,806	11.00%	$344,727	4.50%	N/A	N/A
First Merchants Bank	941,323	12.20	347,331	4.50	$501,700	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$908,725	10.43%	$348,407	4.00%	N/A	N/A
First Merchants Bank	941,323	10.83	347,794	4.00	$434,742	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$851,521	14.21%	$479,470	8.00%	N/A	N/A
First Merchants Bank	800,598	13.30	481,490	8.00	$601,862	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$720,484	12.02%	$359,603	6.00%	N/A	N/A
First Merchants Bank	734,561	12.20	361,117	6.00	$481,490	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$665,445	11.10%	$269,702	4.50%	N/A	N/A
First Merchants Bank	734,561	12.20	270,838	4.50	$391,210	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$720,484	10.54%	$273,456	4.00%	N/A	N/A
First Merchants Bank	734,561	10.78	272,461	4.00	$340,576	5.00%

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

Dividends

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2017, the amount available without prior regulatory approval for 2018 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $154,949,000.

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

NOTE 18

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Fannie Mae, Federal Home Loan Bank of Cincinnati and Federal Home Loan Bank of Indianapolis, and the unpaid balances totaled $549,618,000, $369,592,000 and $312,204,000 at December 31, 2017, 2016 and 2015, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 19

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSA's vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSUs") can be credited to non-employee directors who elect to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2017, the Corporation did not have any outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2017, 2016, and 2015 was $2,827,000, $2,600,000, and $2,270,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.8 percent for the year ended December 31, 2017, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards. The income tax benefit increase for the year ended December 31, 2017 is due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $935,000 of income tax benefit for the year ended December 31, 2017.

	Years Ended December 31,
	2017	2016	2015
Stock and ESPP Options
Pre-tax compensation expense	$121	$76	$101
Income tax expense (benefit)	(322)	18	4
Stock and ESPP option expense, net of income taxes	$(201)	$94	$105
Restricted Stock Awards
Pre-tax compensation expense	$2,706	$2,524	$2,169
Income tax benefit	(1,561)	(883)	(749)
Restricted stock awards expense, net of income taxes	$1,145	$1,641	$1,420
Total Share-Based Compensation:
Pre-tax compensation expense	$2,827	$2,600	$2,270
Income tax benefit	(1,883)	(865)	(745)
Total share-based compensation expense, net of income taxes	$944	$1,735	$1,525

As of December 31, 2017, unrecognized compensation expense related to RSAs was $6,090,000 and is expected to be recognized over weighted-average period of 1.45 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2017.

Stock option activity under the Corporation's stock option plans, as of December 31, 2017, and changes during the year ended December 31, 2017, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	260,211	$19.26
Exercised	(104,748)	$22.90
Canceled	(2,811)	$22.21
Outstanding December 31, 2017	152,652	$16.71	2.36	$3,870,499
Vested and Expected to Vest at December 31, 2017	152,652	$16.71	2.36	$3,870,499
Exercisable at December 31, 2017	152,652	$16.71	2.36	$3,870,499

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2017.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $1,728,000 and $1,641,000, respectively. Cash receipts of stock options exercised during 2017 and 2016 were $2,398,000 and $2,602,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2017	328,347	$22.87
Granted	132,710	$40.47
Forfeited	(4,702)	$23.63
Vested	(89,362)	$20.53
Unvested RSAs at December 31, 2017	366,993	$29.79

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2017, quarterly offering period of approximately $28,000. The ESPP options vested during the three months ending December 31, 2017, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2017.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans cover approximately 15 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Corporation also maintained a post retirement benefit plan that provided health insurance benefits to retirees. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees paid 100 percent of the premiums due for their coverage. In 2016, the Corporation elected to terminate this plan effective December 31, 2017. The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2017 and 2016.

	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of year	$84,090	$71,747
Service cost	10	9
Interest cost	3,353	3,273
Actuarial loss	3,686	2,679
Benefits paid	(5,179)	(5,263)
Plan settlements	(3,803)
Net transfers in from Ameriana acquisition		11,645
Benefit obligation at end of year	$82,157	$84,090

Change in Plan Assets:
Fair value of plan assets at beginning of year	$83,557	$71,396
Actual return on plan assets	9,968	6,959
Employer contributions	670	739
Benefits paid	(5,179)	(5,263)
Plan settlements	(3,803)
Ameriana acquisition		9,726
End of year	85,213	83,557
Funded status at end of year	$3,056	$(533)

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$3,474	$7,041
Assets	$7,660	$5,028
Liabilities	$4,604	$5,561

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Cost, net of tax, consist of:
Accumulated loss	$(10,360)	$(12,624)
Prior service cost	(393)	(451)
	$(10,753)	$(13,075)

In 2017, the Corporation offered certain terminated vested pension plan participants the opportunity to elect a lump sum payment during a specific distribution window. The lump sums paid, or plan settlements, released $4.6 million of benefit obligation, while lump sum payments were $3.8 million. The total amount of lump sum payment elections and lump sums paid under regular operation of the plan, triggered pension plan settlement accounting, resulting in a $761,000 settlement charge, which is reflected in the Corporation's CONSOLIDATED STATEMENTS OF INCOME in the line titled "Salaries and employee benefits."

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

The accumulated benefit obligation for all defined benefit plans was $82,157,000 and $84,090,000 at December 31, 2017 and 2016, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Information for pension plans with an accumulated benefit obligation in excess of plan assets is included in the table below.

	December 31, 2017	December 31, 2016
Projected benefit obligation	$4,604	$5,561
Accumulated benefit obligation	$4,604	$5,561
Fair value of plan assets	$—	$—

The following table shows the components of net periodic pension costs:

	December 31, 2017	December 31, 2016	December 31, 2015
Service cost	$10	$9	$55
Interest cost	3,353	3,273	3,087
Expected return on plan assets	(4,778)	(4,508)	(4,471)
Amortization of prior service costs	90	79	64
Amortization of net loss	1,218	1,656	1,722
Settlement loss recognized	761
Net periodic pension cost	$654	$509	$457

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2017	December 31, 2016	December 31, 2015
Net periodic pension cost	$654	$509	$457
Net gain (loss)	1,504	(228)	1,299
Amortization of loss	1,979	1,656	1,722
Amortization of prior service cost	90	79	64
Total recognized in other comprehensive income	3,573	1,507	3,085
Total recognized in net periodic pension cost and other comprehensive income	$2,919	$998	$2,628

The estimated net loss and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are:

	December 31, 2017	December 31, 2016	December 31, 2015
Amortization of net loss	$(830)	$(1,208)	$(1,505)
Amortization of prior service cost	(87)	(90)	(61)
Total	$(917)	$(1,298)	$(1,566)

Significant assumptions include:

	December 31, 2017	December 31, 2016	December 31, 2015
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	3.60%	4.20%	4.50%
Rate of compensation increase for accruing active participants	n/a	3.00%	3.00%
Weighted-average Assumptions Used to Determine Cost:
Discount rate	4.20%	4.50%	4.00%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase for accruing active participants	n/a	3.00%	3.00%

At December 31, 2017 and 2016, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2017, the maturities of the plans’ debt securities ranged from 15 days to 8.83 years, with a weighted average maturity of 4.53 years. At December 31, 2016, the maturities of the plans’ debt securities ranged from 15 days to 8.03 years, with a weighted average maturity of 3.97 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2017. The minimum contribution required in 2018 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2018	$5,586
2019	5,641
2020	5,609
2021	5,476
2022	5,377
After 2022	25,652
$53,341

Plan assets are re-balanced quarterly. At December 31, 2017 and 2016, plan assets by category are as follows:

	December 31, 2017		December 31, 2016
	Actual	Target	Actual	Target
Cash and cash equivalents	6.0%	3.0%	4.5%	3.0%
Equity securities	52.4	55.0	55.8	55.0
Debt securities	39.6	40.0	37.7	40.0
Alternative investments	2.0	2.0	2.0	2.0
	100.0%	100.0%	100.0%	100.0%

The Savings Plan, a Section 401(k) qualified defined contribution plan, was amended on March 1, 2005 to provide enhanced retirement benefits, including employer and matching contributions, for eligible employees of the Corporation and its subsidiaries. The Corporation matches employees’ contributions at the rate of 100 percent for the first 3 percent of base salary contributed by participants and 50 percent of the next 3 percent of base salary contributed by participants.

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $3,691,000, $3,441,000 and $3,526,000 for 2017, 2016 and 2015, respectively.

The Corporation maintained a post retirement benefit plan that provided health insurance benefits to retirees. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees paid 100 percent of the premiums due for their coverage. In 2016, the Corporation elected to terminate this plan effective December 31, 2017. As a result of the termination, in 2016, the Corporation recognized a curtailment gain of $2,157,000 as a component of "Salaries and benefits expense" in the accompanying CONSOLIDATED STATEMENTS OF INCOME. The obligation payable under the plan totaled $54,000 at December 31, 2016. Post retirement plan expense totaled $(301,000), $(2,437,000) and $(127,000) for the years ending December 31, 2017, 2016 and 2015, respectively.

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

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $78,280,000 and $64,064,000 as of December 31, 2017 and 2016, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $6,933,000 and $19,493,000 as of December 31, 2017 and 2016, respectively, and include governmental agencies, taxable municipal bonds, common collective trust investments (which are classified below as Party-in-Interest Investments - common bond fund and common equity fund) and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2017 and 2016.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$5,123	$5,123
Corporate Bonds and Notes	14,598	14,598
Government Agency and Municipal Bonds and Notes	5,679		$5,679
Certificates of Deposit	1,254		1,254
Party-in-Interest Investments
Common Stock	2,545	2,545
Mutual Funds
Taxable Bond	12,198	12,198
Large Cap Equity	22,137	22,137
Mid Cap Equity	10,676	10,676
Small Cap Equity	5,264	5,264
International Equity	4,030	4,030
Specialty Alternative Equity	1,709	1,709
	$85,213	$78,280	$6,933

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$3,778	$3,778
Corporate Bonds and Notes	10,646	10,646
Government Agency and Municipal Bonds and Notes	6,855		$6,855
Certificates of Deposit	1,268		1,268
Party-in-Interest Investments
Common Stock	2,278	2,278
Common Bond Fund	4,744		4,744
Common Equity Fund	6,626		6,626
Mutual Funds
Taxable Bond	7,974	7,974
Large Cap Equity	19,611	19,611
Mid Cap Equity	10,304	10,304
Small Cap Equity	4,680	4,680
International Equity	3,093	3,093
Specialty Alternative Equity	1,700	1,700
	$83,557	$64,064	$19,493

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2017, 2016, 2015:

	2017	2016	2015
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 35%	$46,758	$38,031	$31,867
Tax-exempt Interest Income	(11,127)	(8,749)	(7,083)
Basis Difference on Sale of Insurance Subsidiary			2,252
Stock Compensation	(893)	(61)	(31)
Earnings on Life Insurance	(2,302)	(1,486)	(1,012)
Tax Credits	(811)	(564)	(583)
Tax Cuts and Jobs Act - Rate Reform Impact	5,120
Other	779	438	255
Income Tax Expense	$37,524	$27,609	$25,665

Income tax expense consists of the following components for the years ended December 31, 2017, 2016, 2015:

	2017	2016	2015
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$22,001	$18,998	$21,221
State
Deferred:
Federal	9,969	8,233	3,952
Tax Cuts and Jobs Act - Rate Reform Impact	5,120
State	434	378	492
Income Tax Expense	$37,524	$27,609	$25,665

Significant components of the net deferred tax assets (liabilities) resulting from temporary differences were as follows at December 31, 2017 and 2016:

	2017	2016
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$19,526	$26,315
Differences in Accounting for Loan Fees	1,458	1,918
Differences in Accounting for Loans and Securities	3,681	5,689
Deferred Compensation	4,448	3,471
Difference in Accounting for Pensions and Other Employee Benefits		83
Federal & State Income Tax Loss Carryforward and Credits	10,829	16,643
Other	365	4,210
Total Assets	40,307	58,329
Liabilities:
Differences in Depreciation Methods	5,245	8,216
Difference in Accounting for Pensions and Other Employee Benefits	823
State Income Tax	58	237
Net Unrealized Gain on Securities Available for Sale	2,898	557
Gain on FDIC Modified Whole Bank Transaction	602	1,126
Other	3,897	623
Total Liabilities	13,523	10,759
Net Deferred Tax Asset Before Valuation Allowance	26,784	47,570
Valuation allowance:
Beginning Balance	(9,815)	(15,736)
Decrease/(Increase) During the Year	2,849	5,921
Ending Balance	(6,966)	(9,815)
Net Deferred Tax Asset	$19,818	$37,755

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The $17,937,000 decrease in the Corporation’s net deferred tax asset was due a combination of a decrease in deferred tax assets and an increase in deferred tax liabilities. The largest deferred tax asset decrease was associated with the impact of the Tax Cuts and Jobs Act ("TCJA"). Signed into law on December 22, 2017, the TCJA makes permanent a reduction in the federal corporate income tax rate from 35 percent to 21 percent. Under ASC 740, the Corporation is required to adjust its net deferred tax asset at December 31, 2017 to the enacted tax rate of 21 percent. As of December 31, 2017, the Corporation has substantially completed its accounting for the tax effects of enactment of the TCJA. Tax adjustments resulted in a decrease to the net deferred tax asset of $5,120,000. The Corporation continues to analyze certain aspects of the TCJA and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. However, the Corporation does not expect these adjustments to materially impact our financial statements.

Other decreases not related to the TCJA were associated with federal and state net operating loss carryforwards and other employee benefits of $2,323,000 and $2,080,000, respectively. Increases in deferred tax liabilities associated with the accounting for acquisitions and accounting for unrealized gains on available for sale securities further decreased the net deferred tax asset by $4,106,000 and $4,273,000, respectively.

As of December 31, 2017, the Corporation has approximately $45,196,000 of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2020. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $7,400,000. Management believes it is more likely than not that the benefit from certain of these state NOL carryforwards and certain other state deferred tax assets will not be fully realized. In recognition of this risk, the Corporation has recorded a valuation allowance of $6,966,000 against its state deferred tax assets.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13,393,000 and $11,883,000, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2017, would have been approximately $5,308,000.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2014.

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2017			2016			2015
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:
Net income available to common stockholders	$96,070	45,181,221	$2.13	$81,051	40,767,343	$1.99	$65,384	37,816,399	$1.73
Effect of dilutive stock options and restricted stock awards		221,757			245,790			271,834
Diluted net income per share:
Net income available to common stockholders	$96,070	45,402,978	$2.12	$81,051	41,013,133	$1.98	$65,384	38,088,233	$1.72

As of December 31, 2017, there were no stock options with an option price greater than the average market price of the common shares.
Options to purchase 51,949 and 286,119 shares of common stock, with weighted average exercise prices of $19.26 and $19.99 at December 31, 2016 and 2015, respectively, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 23

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2017 and 2016:

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$68,234	$71,467	$84,847	$90,348	$61,227	$62,704	$64,376	$65,005
Interest expense	7,235	8,367	10,427	11,583	6,772	6,742	6,694	6,631
Net interest income	60,999	63,100	74,420	78,765	54,455	55,962	57,682	58,374
Provision for loan losses	2,385	2,875	2,083	1,800	550	790	1,900	2,417
Net interest income after provision for loan losses	58,614	60,225	72,337	76,965	53,905	55,172	55,782	55,957
Non-interest income	14,846	18,434	18,668	19,061	15,837	16,385	16,861	16,120
Non-interest expense	43,099	47,316	58,708	56,433	46,475	44,835	44,115	41,934
Income before income tax expense	30,361	31,343	32,297	39,593	23,267	26,722	28,528	30,143
Income tax expense	7,168	7,207	7,939	15,210	5,574	6,716	7,469	7,850
Net income available to common stockholders	$23,193	$24,136	$24,358	$24,383	$17,693	$20,006	$21,059	$22,293

Basic EPS	$0.57	$0.57	$0.50	$0.49	$0.43	$0.50	$0.51	$0.55
Diluted EPS	$0.56	$0.57	$0.50	$0.49	$0.43	$0.49	$0.51	$0.55
Average Shares Outstanding:
Basic	40,984,481	42,038,824	48,431,880	49,144,310	40,690,573	40,751,720	40,779,423	40,846,650
Diluted	41,220,586	42,243,539	48,643,774	49,379,303	40,916,972	40,969,111	41,025,784	41,124,179

NOTE 24

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Cash	$31,527	$31,944
Investment in subsidiaries	1,411,360	978,291
Investment securities	31	18,765
Premises and equipment	1,252	1,260
Interest receivable	5	47
Goodwill	448	448
Cash surrender value of life insurance	787	1,082
Tax asset, deferred and receivable		521
Other assets	3,480	5,274
Total assets	$1,448,890	$1,037,632
Liabilities
Subordinated debentures and term loans	$138,241	$127,427
Interest payable	968	880
Other liabilities	6,218	7,668
Total liabilities	145,427	135,975
Stockholders' equity	1,303,463	901,657
Total liabilities and stockholders' equity	$1,448,890	$1,037,632

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2017	December 31, 2016	December 31, 2015
Income
Dividends from subsidiaries	$33,014	$33,546	$39,032
Gain on the sale of insurance subsidiary			8,265
Gain on cancellation of subordinated debentures			1,250
Loss on sale of available for sale securities	(50)
Other income	350	143	197
Total income	33,314	33,689	48,744
Expenses
Interest expense	7,572	7,185	6,661
Salaries and employee benefits	4,118	639	3,023
Net occupancy and equipment expenses	797	832	464
Other outside services	1,810	967	1,455
Professional services	442	279	636
Other expenses	(385)	(470)	1,234
Total expenses	14,354	9,432	13,473
Income before income tax benefit (expense) and equity in undistributed income of subsidiaries	18,960	24,257	35,271
Income tax benefit (expense)	5,946	3,243	(974)
Income before equity in undistributed income of subsidiaries	24,906	27,500	34,297
Equity in undistributed income of subsidiaries	71,164	53,551	31,087
Net income available to common stockholders	$96,070	$81,051	$65,384

Net income	$96,070	$81,051	$65,384
Other comprehensive income (loss)	10,673	(12,219)	268
Comprehensive income	$106,743	$68,832	$65,652

Condensed Statement of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash Flow From Operating Activities:
Net income	$96,070	$81,051	$65,384
Adjustments to Reconcile Net Income to Net Cash:
Share-based compensation	1,215	1,166	843
Distributions in excess of (equity in undistributed) income of subsidiaries	(71,164)	(53,551)	(31,087)
Gain on sale of insurance subsidiary			(8,265)
Gain on cancellation of subordinated debentures			(1,250)
Loss on sale of available for sale securities	50
Net Change in:
Other assets	3,358	833	(441)
Other liabilities	(1,900)	849	(1,486)
Investment in subsidiaries - operating activities	1,112	(1,938)	197
Net cash provided by operating activities	28,741	28,410	23,895
Cash Flow From Investing Activities:
Purchase of securities available for sale		(19,804)
Net cash received (paid) in acquisition	37		(14,500)
Proceeds from business divestitures			16,000
Other			575
Net cash provided (used) in investing activities	37	(19,804)	2,075
Cash Flow From Financing Activities:
Cash dividends	(31,820)	(22,203)	(15,654)
Repayment of borrowings			(3,750)
Stock issued under employee benefit plans	519	462	460
Stock issued under dividend reinvestment and stock purchase plan	991	835	661
Stock options exercised	2,398	2,602	1,531
Stock redeemed	(1,283)	(1,980)	(1,640)
Net cash used by financing activities	(29,195)	(20,284)	(18,392)
Cash, beginning of the year	31,944	43,622	36,044
Cash, end of year	$31,527	$31,944	$43,622

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 25

ACCOUNTING MATTERS

The Corporation continually monitors potential accounting changes and pronouncements. The following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Updates No. 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

Summary - The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.
ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.
The ASU requires financial statement preparers to disclose:
•A description of the accounting policy for releasing income tax effects from AOCI;
•Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•Information about the other income tax effects that are reclassified.
The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.
The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Corporation adopted this ASU in the first quarter of 2018. Adoption of this ASU did not have a significant effect on the Corporation’s consolidated financial statements.

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
The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation adopted this ASU in the first quarter of 2018. Adoption of this ASU did not have a significant effect on the Corporation’s consolidated financial statements.

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
The impact of CECL adoption continues to be evaluated, but it’s expected a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The magnitude of any such adjustment or the overall impact of the new standard on financial condition or results of operations cannot yet be determined.

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
Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation plans to adopt this ASU in the first quarter of 2019. The impact of this ASU continues to be evaluated, but it’s expected a one-time adjustment to the Corporation’s other assets and other liabilities on the consolidated balance sheet will occur as of the beginning of the first reporting period in which the new standard is effective. The magnitude of any such adjustment or the overall impact of the new standard on financial condition, results of operations and regulatory capital is being evaluated.

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

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Corporation adopted this ASU in the first quarter of 2018. Adoption of this ASU did not have a significant effect on the Corporation’s consolidated financial statements.

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
The Corporation’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The revenue line items within the scope of this new guidance have been identified and the Corporation's accounting policies will not materially change since the principles of revenue recognition from the ASU are largely consistent with existing guidance and the Corporation's current practices. The Corporation has elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Qualitative disclosures of performance obligations related to revenue recognition and disaggregation for significant categories of revenue will be presented according to the scope of the guidance.

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

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2017, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

At the end of the period covered by this report (the “Evaluation Date”), the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). In 2017, the Corporation completed the acquisitions of The Arlington Bank and Independent Alliance Banks, Inc., and as a result, the Corporation extended oversight and monitoring processes that support the Corporation's internal control over financial reporting during the second through fourth quarters of 2017, to include the operations of The Arlington Bank and Independent Alliance Banks. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As permitted by SEC guidance, management excluded from its assessment the operations of the Independent Alliance Banks, Inc. and The Arlington Bank acquisitions made during 2017, which are described in NOTE 2 ACQUISITIONS, included within the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. The total assets of the entities acquired in these acquisitions represented 17 percent of the Corporation's consolidated assets as of December 31, 2017. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2017 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2017, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control Over Financial Reporting
We have audited First Merchants Corporation’s (Corporation) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of the Corporation and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As permitted, the Corporation excluded the operations of the acquisition of The Arlington Bank and Independent Alliance Banks, Inc. acquired during 2017, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial report. As such, The Arlington Bank and Independent Alliance Banks, Inc. has also been excluded from the scope of our audit of internal control over financial reporting.

BKD, LLP
Indianapolis, Indiana
March 1, 2018

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 relating to executive officers is set forth in Part I, “Supplemental Information - Executive Officers of the Registrant” of this Annual Report on Form 10-K.

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2018 annual meeting (“2018 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Corporation will provide information that is responsive to this Item 11 in its 2018 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” of this Annual Report on Form 10-K. The Corporation will provide additional information that is responsive to this Item 12 in its 2018 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation will provide information that is responsive to this Item 13 in its 2018 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporation will provide information that is responsive to this Item 14 in its 2018 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2017 and 2016
Consolidated statements of income, years ended December 31, 2017, 2016 and 2015
Consolidated statements of comprehensive income, years ended December 31, 2017, 2016 and 2015
Consolidated statements of stockholders' equity, years ended December 31, 2017, 2016 and 2015
Consolidated statements of cash flows, years ended December 31, 2017, 2016 and 2015
Notes to consolidated financial statements

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

4.7
Description of Assumed Junior Subordinated Debt Securities of Independent Alliance Banks, Inc. and Agreement to Furnish Copies of Related Instruments and Documents (Incorporated by reference to registrant's Form 10-Q filed on November 9, 2017) (SEC No. 000-17071) (1)

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 7, 2018 (Incorporated by reference to registrant's Form 10-K filed on March 1, 2018) (1)
10.2	Resolution of the Board of Directors of First Merchants Corporation on director compensation dated October 1, 2017 (Incorporated by reference to the registrant's Form 10-K filed on March 1, 2018) (1)
10.3	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors, effective January 1, 2018 (Incorporated by reference to the registrant's Form 8-K filed on December 15, 2017) (1)
10.4	First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to registrant's Form 10-K filed on February 27, 2015) (1)
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

PART IV: ITEM 15. AND ITEM 16.

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
(3) Furnished herewith.

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2018.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of March, 2018.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Michael C. Marhenke*
Michael R. Becher, Director	Michael C. Rechin, Director

/s/ Michael J. Fisher*	/s/ Charles E. Schalliol*
Michael J. Fisher, Director	Charles E. Schalliol, Director

/s/ F. Howard Halderman*	/s/ Patrick A. Sherman*
F. Howard Halderman, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Terry L. Walker*
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman*	/s/ Jean L. Wojtowicz*
Gary J. Lehman, Director	Jean L. Wojtowicz, Director

/s/ Michael C. Rechin
Michael C. Rechin, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact March 1, 2018