Form 10-Q
period 2018-03-31
FIRST MERCHANTS CORP
filed 2018-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2018, there were 49,522,136 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Arlington Bank	The Arlington Bank, which was acquired by the Corporation on May 19, 2017.
ASC	Accounting Standards Codification
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CET1	Common Equity Tier 1
CMT	Constant Maturity Treasury
Corporation	First Merchants Corporation
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
IAB	Independent Alliance Banks, Inc., which was acquired by the Corporation on July 14, 2017.
OREO	Other real estate owned
RSA	Restricted Stock Awards
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$128,828	$154,905
Interest-bearing time deposits	24,233	35,027
Investment securities available for sale	1,003,799	999,947
Investment securities held to maturity (fair value of $538,399 and $568,208)	540,021	560,655
Loans held for sale	4,469	7,216
Loans, net of allowance for loan losses of $76,420 and $75,032	6,825,276	6,676,167
Premises and equipment	94,741	95,852
Federal Home Loan Bank stock	24,588	23,825
Interest receivable	35,223	37,130
Goodwill	445,355	445,355
Other intangibles	29,422	31,148
Cash surrender value of life insurance	221,949	223,557
Other real estate owned	9,698	10,373
Tax asset, deferred and receivable	24,177	23,983
Other assets	61,017	42,338
TOTAL ASSETS	$9,472,796	$9,367,478
LIABILITIES
Deposits:
Noninterest-bearing	$1,698,958	$1,761,553
Interest-bearing	5,628,677	5,410,977
Total Deposits	7,327,635	7,172,530
Borrowings:
Federal funds purchased	50,000	144,038
Securities sold under repurchase agreements	138,910	136,623
Federal Home Loan Bank advances	449,419	414,377
Subordinated debentures and term loans	138,297	139,349
Total Borrowings	776,626	834,387
Interest payable	5,376	4,390
Other liabilities	50,086	52,708
Total Liabilities	8,159,723	8,064,015
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 49,243,096 and 49,158,238 shares	6,155	6,145
Additional paid-in capital	834,894	834,870
Retained earnings	493,624	465,231
Accumulated other comprehensive loss	(21,725)	(2,908)
Total Stockholders' Equity	1,313,073	1,303,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,472,796	$9,367,478

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Loans receivable:
Taxable	$78,267	$56,357
Tax exempt	3,596	2,333
Investment securities:
Taxable	5,096	4,308
Tax exempt	6,126	5,003
Deposits with financial institutions	131	44
Federal Home Loan Bank stock	404	189
Total Interest Income	93,620	68,234
INTEREST EXPENSE
Deposits	9,002	4,124
Federal funds purchased	380	228
Securities sold under repurchase agreements	173	88
Federal Home Loan Bank advances	2,159	978
Subordinated debentures and term loans	1,990	1,817
Total Interest Expense	13,704	7,235
NET INTEREST INCOME	79,916	60,999
Provision for loan losses	2,500	2,385
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	77,416	58,614
OTHER INCOME
Service charges on deposit accounts	4,777	4,174
Fiduciary and wealth management fees	3,416	2,640
Other customer fees	5,416	4,863
Increase in cash surrender value of life insurance	1,078	898
Gains on life insurance benefits	98
Net gains and fees on sales of loans	1,821	1,275
Net realized gains on sales of available for sale securities	1,609	598
Other income	1,346	398
Total Other Income	19,561	14,846
OTHER EXPENSES
Salaries and employee benefits	32,226	25,732
Net occupancy	4,670	4,216
Equipment	3,668	2,807
Marketing	884	565
Outside data processing fees	2,964	2,616
Printing and office supplies	334	264
Intangible asset amortization	1,726	903
FDIC assessments	719	570
Other real estate owned and foreclosure expenses	402	531
Professional and other outside services	1,541	1,734
Other expenses	4,553	3,161
Total Other Expenses	53,687	43,099
INCOME BEFORE INCOME TAX	43,290	30,361
Income tax expense	6,611	7,168
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$36,679	$23,193
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.75	$0.57
Diluted Net Income Available to Common Stockholders	$0.74	$0.56
Cash Dividends Paid	$0.18	$0.15
Average Diluted Shares Outstanding (in thousands)	49,428	41,221

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$36,679	$23,193
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $4,191 and $5,444	(17,698)	10,110
Unrealized gain on cash flow hedges arising during the period, net of tax of $106 and $11	644	23
Reclassification adjustment for net gains included in net income, net of tax of $302 and $115	(1,137)	(215)
Defined benefit pension plan amortization of prior service cost, net of tax of $32	—	(59)
Total other comprehensive income (loss), net of tax	(18,191)	9,859
Comprehensive income	$18,488	$33,052

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income:
Net income						36,679		36,679
Other comprehensive income (loss), net of tax							(18,191)	(18,191)
Cash dividends on common stock ($.18 per share)						(8,912)		(8,912)
Reclassification adjustment under ASU 2018-02						626	(626)	—
Share-based compensation			93,076	12	863			875
Stock issued under employee benefit plans			4,363	1	158			159
Stock issued under dividend reinvestment and stock purchase plan			5,614	1	249			250
Stock options exercised			23,557	3	532			535
Stock redeemed			(41,752)	(7)	(1,778)			(1,785)
Balances, March 31, 2018	125	$125	49,243,096	$6,155	$834,894	$493,624	$(21,725)	$1,313,073

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flow From Operating Activities:
Net income	$36,679	$23,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	2,385
Depreciation and amortization	2,213	1,830
Change in deferred taxes	957	3,019
Share-based compensation	875	573
Loans originated for sale	(92,887)	(46,280)
Proceeds from sales of loans held for sale	96,973	48,903
Gains on sales of loans held for sale	(1,339)	(956)
Gains on sales of securities available for sale	(1,609)	(598)
Increase in cash surrender of life insurance	(1,078)	(898)
Gains on life insurance benefits	(98)
Change in interest receivable	1,907	1,020
Change in interest payable	986	765
Other adjustments	(15,082)	2,372
Net cash provided by operating activities	30,997	35,328
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	10,794	4,020
Purchases of:
Securities available for sale	(98,113)	(68,819)
Securities held to maturity		(7,438)
Proceeds from sales of securities available for sale	55,695	26,169
Proceeds from maturities of:
Securities available for sale	15,764	15,374
Securities held to maturity	20,092	18,076
Change in Federal Home Loan Bank stock	(763)
Net change in loans	(153,893)	(136,141)
Proceeds from the sale of other real estate owned	820	1,228
Proceeds from life insurance benefits	2,784
Other adjustments	1,051	1,291
Net cash used in investing activities	(145,769)	(146,240)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	108,446	(1,047)
Certificates of deposit and other time deposits	46,659	79,858
Borrowings	737,347	480,059
Repayment of borrowings	(794,004)	(465,826)
Cash dividends on common stock	(8,912)	(6,191)
Stock issued under employee benefit plans	159	114
Stock issued under dividend reinvestment and stock purchase plans	250	205
Stock options exercised	535	1,314
Stock redeemed	(1,785)	(1,254)
Net cash provided by financing activities	88,695	87,232
Net Change in Cash and Cash Equivalents	(26,077)	(23,680)
Cash and Cash Equivalents, January 1	154,905	127,927
Cash and Cash Equivalents, March 31	$128,828	$104,247
Additional cash flow information:
Interest paid	$12,718	$6,470
Income tax paid (refunded)	(257)
Loans transferred to other real estate owned	131	680
Non-cash investing activities using trade date accounting	601	8,162

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2017, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

Recent Accounting Changes

ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Corporation elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased accumulated other comprehensive income (loss) and increased retained earnings in the first quarter of 2018.

ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07") applies to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation - Retirement Benefits. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation adopted this ASU in the first quarter of 2018 and did not have a significant impact on the Corporation’s consolidated financial statements.

ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 became effective for the Corporation on January 1, 2018 and did not have a significant impact on the Corporation's financial statements.

ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities" ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (loss). ASU 2016-01 became effective for the Corporation on January 1, 2018. The adoption of the guidance did not result in any cumulative effect adjustment in the first quarter of 2018. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, the Corporation refined the calculation used to determine the disclosed fair value of loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on the fair value disclosures included in NOTE 9. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES of these Notes to Consolidated Condensed Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. ASU 2014-09 became effective for the Corporation on January 1, 2018. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded. Additional information related to revenue generated from contracts with customers is detailed below.

Revenue Recognition

ASU 2014-09 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Corporation's revenue-generating transactions are not subject to ASU 2014-09, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the disclosures. The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Condensed Statements of Income was not necessary. Descriptions of revenue-generating activities that are within the scope of ASU 2014-09, which are presented in our income statements are as follows:

Service charges on deposit accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed, which is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned monthly, representing the period which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Fiduciary activities: This represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on the market value of assets under management at month-end. Fees that are transaction-based are recognized at the point in time that the transaction is executed.

Investment Brokerage Fees: The Corporation earns fees from investment brokerage services provided to its customers by a third-party service provider. The Corporation receives commissions from the third-party provider on a monthly basis based upon customer activity for the month. The fees are paid to us by the third party on a monthly basis and are recognized when received.

Interchange income: The Corporation earns interchange fees from debit and credit cardholder transactions conducted through the Visa and MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder.

Gains (Losses) on Sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

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

In the third quarter of 2017, ASC 805-10 - Business Combinations, required the Corporation to remeasure the 12.1 percent equity interest in IAB's common stock and recognize the resulting gain or loss, if any, in earnings. The remeasurement was based upon the closing price of IAB's common stock immediately prior to the acquisition announcement, and prior to the Corporation obtaining control of IAB. The trading price of IAB's common stock subsequent to the acquisition announcement included a control or acquisition premium and was not indicative of the fair value of the Corporation's pre-existing equity interest immediately prior to the acquisition announcement. The fair value of the equity interest in IAB's common stock after the remeasurement was $19.8 million. The Corporation recorded a $50,000 loss in the third quarter of 2017 as a result of the remeasurement.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the IAB acquisition is detailed in the following table. If prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

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

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Arlington Bank acquisition is detailed in the following table. If prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

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

Pro Forma Financial Information

The results of operations of Arlington Bank and IAB have been included in the Corporation's consolidated financial statements since the acquisition dates. The following schedule includes pro forma results for the year ended December 31, 2017, as if the Arlington Bank and IAB acquisitions occurred as of the beginning of the period presented.

2017
Total revenue (net interest income plus other income)	$380,324
Net income	$95,009
Net income available to common shareholders
Earnings per share:
Basic	$1.94
Diluted	$1.93

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The pro forma information includes adjustments for interest income on loans, interest expense on deposits and borrowings, premises expense for banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the year ended December 31, 2017 includes operating revenue of $9.0 million and $21.4 million from the Arlington Bank and IAB acquisitions since the date of acquisition, respectively. Additionally, $15.4 million, net of tax, of expenses directly attributable to the Arlington Bank and IAB acquisitions were included in the year ended December 31, 2017 pro forma information. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2018
U.S. Government-sponsored agency securities	$6,491	$8	$1	$6,498
State and municipal	510,884	6,588	7,238	510,234
U.S. Government-sponsored mortgage-backed securities	496,824	251	10,039	487,036
Corporate obligations	31			31
Total available for sale	1,014,230	6,847	17,278	1,003,799
Held to maturity at March 31, 2018
U.S. Government-sponsored agency securities	22,619		715	21,904
State and municipal	228,620	2,784	911	230,493
U.S. Government-sponsored mortgage-backed securities	287,782	988	3,762	285,008
Foreign Investments	1,000		6	994
Total held to maturity	540,021	3,772	5,394	538,399
Total Investment Securities	$1,554,251	$10,619	$22,672	$1,542,198

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2017
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618		435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign Investment	1,000			1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

The amortized cost and fair value of available for sale and held to maturity securities at March 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2018:
Due in one year or less	$544	$549	$18,366	$18,675
Due after one through five years	4,982	5,064	68,198	67,756
Due after five through ten years	81,890	83,630	52,976	53,437
Due after ten years	429,990	427,520	112,699	113,523
	517,406	516,763	252,239	253,391
U.S. Government-sponsored mortgage-backed securities	496,824	487,036	287,782	285,008
Total Investment Securities	$1,014,230	$1,003,799	$540,021	$538,399

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

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $552,899,000 at March 31, 2018, and $475,999,000 at December 31, 2017 .

The book value of securities sold under agreements to repurchase amounted to $141,664,000 at March 31, 2018, and $136,639,000 at December 31, 2017.

Gross gains on the sales and redemptions of available for sale securities for the three months ended March 31, 2018 and 2017 are shown below.

	Three Months Ended March 31,
	2018	2017
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,609	$598
Gross losses

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2018, and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at March 31, 2018
U.S. Government-sponsored agency securities	$371	$1			$371	$1
State and municipal	236,539	5,298	$28,126	$1,940	264,665	7,238
U.S. Government-sponsored mortgage-backed securities	385,626	6,956	65,490	3,083	451,116	10,039
Total Temporarily Impaired Available for Sale Securities	622,536	12,255	93,616	5,023	716,152	17,278
Temporarily Impaired Held to Maturity Securities at March 31, 2018
U.S. Government-sponsored agency securities	9,861	258	12,043	457	21,904	715
State and municipal	18,155	307	15,388	604	33,543	911
U.S. Government-sponsored mortgage-backed securities	177,080	2,154	40,866	1,608	217,946	3,762
Corporate Obligations	994	6			994	6
Total Temporarily Impaired Held to Maturity Securities	206,090	2,725	68,297	2,669	274,387	5,394
Total Temporarily Impaired Investment Securities	$828,626	$14,980	$161,913	$7,692	$990,539	$22,672

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2017
State and municipal	$13,296	$198	$35,324	$893	$48,620	$1,091
U.S. Government-sponsored mortgage-backed securities	182,755	1,520	68,667	1,903	251,422	3,423
Total Temporarily Impaired Available for Sale Securities	196,051	1,718	103,991	2,796	300,042	4,514
Temporarily Impaired Held to Maturity Securities at December 31, 2017
U.S. Government-sponsored agency securities	9,988	131	12,196	304	22,184	435
State and municipal	2,430	36	15,805	208	18,235	244
U.S. Government-sponsored mortgage-backed securities	62,508	485	43,078	919	105,586	1,404
Total Temporarily Impaired Held to Maturity Securities	74,926	652	71,079	1,431	146,005	2,083
Total Temporarily Impaired Investment Securities	$270,977	$2,370	$175,070	$4,227	$446,047	$6,597

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2018	December 31, 2017
Investments reported at less than historical cost:
Historical cost	$1,013,210	$452,644
Fair value	$990,539	$446,047
Percent of the Corporation's investment portfolio	64.2%	28.6%

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of March 31, 2018. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2018. The state and municipal securities portfolio contains unrealized losses of $7,238,000 on two hundred eight securities and $911,000 on forty-six securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains unrealized losses of $1,000 on one security and $715,000 on five securities in the available for sale and held to maturity portfolios, respectively.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2018. The mortgage-backed securities portfolio contains unrealized losses of $10,039,000 on one hundred one securities and $3,762,000 on seventy-six securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of March 31, 2018, and December 31, 2017, were $4,469,000 and $7,216,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2018	December 31, 2017
Commercial and industrial loans	$1,554,169	$1,493,493
Agricultural production financing and other loans to farmers	98,315	121,757
Real estate loans:
Construction	590,093	612,219
Commercial and farmland	2,713,994	2,562,691
Residential	948,644	962,765
Home equity	510,545	514,021
Individuals' loans for household and other personal expenditures	88,235	86,935
Lease financing receivables, net of unearned income	2,193	2,527
Other commercial loans	395,508	394,791
Loans	$6,901,696	$6,751,199
Allowance for loan losses	(76,420)	(75,032)
Net Loans	$6,825,276	$6,676,167

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at March 31, 2018.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The allowance is increased by provision expense and decreased by charge-offs less recoveries. All charge-offs are approved by the Bank's senior credit officers and in accordance with established policies. The Bank charges off a loan when a determination is made that all or a portion of the loan is uncollectable. The amount provided for loan losses in a given period may be greater than or less than net loan losses experienced during the period, and is based on management’s judgment as to the appropriate level of the allowance for loan losses. The determination of the provision amount is based on management’s ongoing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and independent loan reviews.  The evaluation takes into consideration identified credit problems, the possibility of losses inherent in the loan portfolio that are not specifically identified and management’s judgment as to the impact of the current environment and economic conditions on the portfolio.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In conformance with ASC 805 and ASC 820, purchased loans are recorded at the acquisition date fair value. Such loans are included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan or the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceeds the fair value adjustment on the portion of the purchased portfolio not deemed impaired.

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Provision for losses	840	84	274	1,302		2,500
Recoveries on loans	119	339	89	154		701
Loans charged off	(609)	(61)	(199)	(944)		(1,813)
Balances, March 31, 2018	$30,768	$27,705	$3,896	$14,049	$2	$76,420

	Three Months Ended March 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	1,197	247	249	692		2,385
Recoveries on loans	366	564	101	237		1,268
Loans charged off	(735)	(152)	(153)	(425)		(1,465)
Balances, March 31, 2017	$28,524	$24,320	$3,120	$12,259	$2	$68,225

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated. There was no related allowance for loan losses for loans acquired with deteriorated credit quality at March 31, 2018 or December 31, 2017.

	March 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$143	$758		$416		$1,317
Collectively evaluated for impairment	30,625	26,947	$3,896	13,633	$2	75,103
Total Allowance for Loan Losses	$30,768	$27,705	$3,896	$14,049	$2	$76,420
Loan Balances:
Individually evaluated for impairment	$2,914	$16,501	$11	$2,738		$22,164
Collectively evaluated for impairment	2,042,193	3,268,036	88,224	1,454,894	$2,193	6,855,540
Loans acquired with deteriorated credit quality	2,885	19,550		1,557		23,992
Loans	$2,047,992	$3,304,087	$88,235	$1,459,189	$2,193	$6,901,696

	December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$666	$567		$404		$1,637
Collectively evaluated for impairment	29,752	26,776	$3,732	13,133	$2	73,395
Total Allowance for Loan Losses	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Loan Balances:
Individually evaluated for impairment	$3,345	$17,432	$5	$2,429		$23,211
Collectively evaluated for impairment	2,005,275	3,135,481	86,930	1,472,821	$2,527	6,703,034
Loans acquired with deteriorated credit quality	1,421	21,997		1,536		24,954
Loans	$2,010,041	$3,174,910	$86,935	$1,476,786	$2,527	$6,751,199

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10 and include loans acquired with deteriorated credit quality totaling $289,000 and $315,000 at March 31, 2018 and December 31, 2017, respectively.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	March 31, 2018	December 31, 2017
Commercial and industrial loans	$3,238	$3,275
Agriculture production financing and other loans to farmers	638	1,027
Real estate loans:
Construction	1,481	65
Commercial and farmland	13,944	12,951
Residential	6,765	9,444
Home equity	1,385	1,928
Individuals' loans for household and other personal expenditures	46	34
Total	$27,497	$28,724

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $250,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$7,863	$1,812
Agriculture production financing and other loans to farmers	660	640
Real estate Loans:
Commercial and farmland	16,581	14,388
Residential	1,146	790
Home equity	40	8
Individuals' loans for household and other personal expenditures	11	11
Total	$26,301	$17,649
Impaired loans with related allowance:
Commercial and industrial loans	$474	$462	$143
Real estate Loans:
Construction	1,352	1,352	307
Commercial and farmland	823	761	451
Residential	1,697	1,636	341
Home equity	324	304	75
Total	$4,670	$4,515	$1,317
Total Impaired Loans	$30,971	$22,164	$1,317

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$7,611	$1,536
Agriculture production financing and other loans to farmers	732	700
Real estate Loans:
Commercial and farmland	16,758	15,162
Residential	833	519
Home equity	40	8
Individuals' loans for household and other personal expenditures	5	5
Total	$25,979	$17,930
Impaired loans with related allowance:
Commercial and industrial loans	$812	$782	$552
Agriculture production financing and other loans to farmers	357	327	114
Real estate Loans:
Commercial and farmland	2,989	2,270	567
Residential	1,616	1,572	327
Home equity	349	330	77
Total	$6,123	$5,281	$1,637
Total Impaired Loans	$32,102	$23,211	$1,637

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,845		$1,066
Agriculture production financing and other loans to farmers	640
Real estate Loans:
Commercial and farmland	14,450	$48	14,963	$80
Residential	759	6	935	1
Home equity	8		26
Individuals' loans for household and other personal expenditures	12		7
Total	$17,714	$54	$16,997	$81
Impaired loans with related allowance:
Commercial and industrial loans	$465
Agriculture production financing and other loans to farmers			$657
Real estate Loans:
Construction	1,352
Commercial and farmland	767		2,848
Residential	1,709	$12	1,062	$6
Home equity	305	2	260	2
Total	$4,598	$14	$4,827	$8
Total Impaired Loans	$22,312	$68	$21,824	$89

Impaired loans in the December 31, 2017 table do not include loans accounted for under ASC 310-30, or any other loan, unless deemed impaired in accordance with ASC 310-10.

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

•
Doubtful - Loans that have all of the weaknesses of those classified as Substandard. However, based on currently existing facts, conditions and values, these weaknesses make full collection of principal highly questionable and improbable. Other credit characteristics may include considerable doubt as to the quality of the secondary sources of repayment. The possibility of loss is high, but because of certain important pending factors that may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

•
Loss – Loans that are considered uncollectable and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical not desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

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

	March 31, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,465,692	$58,916	$29,561					$1,554,169
Agriculture production financing and other loans to farmers	57,888	16,599	23,828					98,315
Real estate Loans:
Construction	553,131	1,363	11,918			$23,552	$129	590,093
Commercial and farmland	2,557,293	64,356	88,312	$1,117		2,914	2	2,713,994
Residential	179,135	5,198	5,340	31		753,126	5,814	948,644
Home equity	27,372	532	344			480,830	1,467	510,545
Individuals' loans for household and other personal expenditures						88,159	76	88,235
Lease financing receivables, net of unearned income	2,193							2,193
Other commercial loans	395,155		353					395,508
Loans	$5,237,859	$146,964	$159,656	$1,148		$1,348,581	$7,488	$6,901,696

	December 31, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,418,401	$51,336	$23,386	$370				$1,493,493
Agriculture production financing and other loans to farmers	73,800	27,502	20,018	387	$50			121,757
Real estate Loans:
Construction	587,906	828	981			$22,374	$130	612,219
Commercial and farmland	2,408,329	70,074	79,769	1,536		2,980	3	2,562,691
Residential	185,725	4,376	4,209	114		759,900	8,441	962,765
Home equity	28,554	457	286			482,661	2,063	514,021
Individuals' loans for household and other personal expenditures						86,875	60	86,935
Lease financing receivables, net of unearned income	2,527							2,527
Other commercial loans	394,222		569					394,791
Loans	$5,099,464	$154,573	$129,218	$2,407	$50	$1,354,790	$10,697	$6,751,199

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of March 31, 2018, and December 31, 2017:

	March 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,549,330	$1,062	$49	$490	$3,238	$4,839	$1,554,169
Agriculture production financing and other loans to farmers	89,198	8,479			638	9,117	98,315
Real estate loans:
Construction	588,424	188			1,481	1,669	590,093
Commercial and farmland	2,693,020	5,589	1,378	63	13,944	20,974	2,713,994
Residential	938,960	2,577	305	37	6,765	9,684	948,644
Home equity	506,922	1,638	481	119	1,385	3,623	510,545
Individuals' loans for household and other personal expenditures	87,933	170	57	29	46	302	88,235
Lease financing receivables, net of unearned income	2,193						2,193
Other commercial loans	395,508						395,508
Loans	$6,851,488	$19,703	$2,270	$738	$27,497	$50,208	$6,901,696

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,487,221	$2,967	$30		$3,275	$6,272	$1,493,493
Agriculture production financing and other loans to farmers	120,720	10			1,027	1,037	121,757
Real estate loans:
Construction	610,896	1,193		$65	65	1,323	612,219
Commercial and farmland	2,542,048	6,923	166	603	12,951	20,643	2,562,691
Residential	948,947	4,010	308	56	9,444	13,818	962,765
Home equity	510,362	1,372	184	175	1,928	3,659	514,021
Individuals' loans for household and other personal expenditures	85,744	298	834	25	34	1,191	86,935
Lease financing receivables, net of unearned income	2,527						2,527
Other commercial loans	394,791						394,791
Loans	$6,703,256	$16,773	$1,522	$924	$28,724	$47,943	$6,751,199

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended March 31, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$214	$222	5
Home equity	16	16	2
Individuals' loans for household and other personal expenditures	7	8	1
Total	$237	$246	8

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2017
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial and farmland	$107	$241	3
Residential	121	122	2
Home equity	122
Total	$350	$363	5

The following tables summarize the recorded investment of troubled debt restructures as of March 31, 2018 and 2017, by modification type, that occurred during the periods indicated:

	Three Months Ended March 31, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$38	$74	$106	$218
Home equity	16	10		26
Individuals' loans for household and other personal expenditures		7		7
Total	$54	$91	$106	$251

	Three Months Ended March 31, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Commercial and farmland			$241	$241
Residential		$122		122
Total		$122	$241	$363

Loans secured by residential real estate made up 91 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2018.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2018 and 2017, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30 or more days past due.

	Three Months Ended March 31, 2018
	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$324
Residential	3	108
Total	4	$432

	Three Months Ended March 31, 2017
	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$223
Total	1	$223

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1,465,000 and $2,302,000 at March 31, 2018 and December 31, 2017, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial troubled debt loan restructures 30 - 89 days delinquent are included in the calculation of the delinquency trend environmental allocation in the allowance for loan losses. With the exception of the acquired loans excluded from the allowance for loan losses, all commercial non-impaired loans, including non-accrual and 90+ day delinquents, are included in the ASC 450 loss estimate.

NOTE 5

PURCHASED CREDIT IMPAIRED LOANS

Purchased Credit Impaired Loans are included in NOTE 4. LOANS AND ALLOWANCE, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. As described in NOTE 4, purchased loans are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans.

The carrying amount of Purchased Credit Impaired Loans as of March 31, 2018 and December 31, 2017 was $24.3 million and $25.3 million, respectively; with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Beginning balance	$2,890	$3,950
Additions
Accretion	(510)	(3,238)
Reclassification from nonaccretable	295	2,370
Disposals
Ending balance	$2,675	$3,082

There were no loans acquired during the three month periods ended March 31, 2018 and 2017, for which it was probable that all contractually required payments would not be collected.

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2017, resulting in a goodwill balance of $445,355,000 as of March 31, 2018.

2017
Balance, January 1	$244,000
Goodwill acquired	201,824
Measurement period adjustment	(469)
Balance, December 31	$445,355

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 7

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The IAB acquisition on July 14, 2017 resulted in a core deposit intangible of $13,638,000 and other intangibles, consisting of non-compete intangibles, of $3,765,000. The Arlington Bank acquisition on May 19, 2017 resulted in a core deposit intangible of $4,526,000. Details regarding the IAB acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements.
The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	March 31, 2018	December 31, 2017
Gross carrying amount	$85,869	$63,940
Core deposit intangibles acquired		18,164
Other intangibles acquired		3,765
Accumulated amortization	(56,447)	(54,721)
Total other intangibles	$29,422	$31,148

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2018	$4,993
2019	5,169
2020	3,632
2021	3,427
2022	3,325
After 2022	8,876
$29,422

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2018 and December 31, 2017, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

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
During 2018, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018, and 2017, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $393,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2018, the notional amount of customer-facing swaps was approximately $429,360,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2018, and December 31, 2017.

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$258	Other Assets	$18	Other Liabilities	$689	Other Liabilities	$1,383
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$11,376	Other Assets	$7,305	Other Liabilities	$11,376	Other Liabilities	$7,305

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2018	March 31, 2017
Interest Rate Products	$508	$34

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Income Statement for the three months ended March 31, 2018 and 2017.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest rate contracts	Interest Expense	$(170)	$(268)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2018, the termination value of derivatives in a net liability position related to these agreements was $1,068,000. As of March 31, 2018, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3,315,000. If the Corporation had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation currently has no securities classified within Level 1 of the hierarchy. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include government-sponsored mortgage backs and state and municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, government-sponsored mortgage backs and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2018, and December 31, 2017.

		Fair Value Measurements Using:
March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$6,498		$6,498
State and municipal	510,234		506,303	$3,931
U.S. Government-sponsored mortgage-backed securities	487,036		487,032	4
Corporate obligations	31			31
Interest rate swap asset	11,376		11,376
Interest rate cap	258		258
Interest rate swap liability	12,065		12,065

		Fair Value Measurements Using:
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
State and municipal	$526,693		$522,750	$3,943
U.S. Government-sponsored mortgage-backed securities	470,866		470,866
Corporate obligations	31			31
Equity securities	2,357		2,353	4
Interest rate swap asset	7,305		7,305
Interest rate cap	18		18
Interest rate swap liability	8,688		8,688

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2018 and 2017.

	Available for Sale Securities
	Three Months Ended
	March 31, 2018	March 31, 2017
Balance at beginning of the period	$3,978	$5,169
Included in other comprehensive income	(25)	11
Principal payments	13	(1,901)
Ending balance	$3,966	$3,279

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2018 or December 31, 2017.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2018 and 2017.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for March 31, 2018, and December 31, 2017.

		Fair Value Measurements Using
March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$7,833			$7,833
Other real estate owned	119			119

		Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$9,576			$9,576
Other real estate owned	859			859

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2017 and 2018, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2018 and December 31, 2017.

March 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,931	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	1% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$7,833	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$119	Appraisals	Discount to reflect current market conditions	0% - 24% (24%)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,943	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$9,576	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$859	Appraisals	Discount to reflect current market conditions	0% - 10% (2%)

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities, Corporate Obligations, U.S. Government-sponsored Mortgage Backed and Equity Securities

The significant unobservable inputs used in the fair value measurement of the Corporation's state and municipal securities, corporate obligations and U.S. Government-sponsored mortgage backed securities are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in either of those inputs will not affect the other input.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018, and December 31, 2017.

		March 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$128,828	$128,828
Interest-bearing time deposits	24,233	24,233
Investment securities available for sale	1,003,799		$999,833	$3,966
Investment securities held to maturity	540,021		527,253	11,146
Loans held for sale	4,469		4,469
Loans	6,825,276			6,649,237
Federal Home Loan Bank stock	24,588		24,588
Interest rate swap and cap asset	11,634		11,634
Interest receivable	35,223		35,223
Liabilities:
Deposits	$7,327,635	$5,849,466	$1,450,066
Borrowings:
Federal funds purchased	50,000		50,000
Securities sold under repurchase agreements	138,910		138,770
Federal Home Loan Bank advances	449,419		443,804
Subordinated debentures and term loans	138,297		123,485
Interest rate swap liability	12,065		12,065
Interest payable	5,376		5,376

		December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$154,905	$154,905
Interest-bearing time deposits	35,027	35,027
Investment securities available for sale	999,947		$995,969	$3,978
Investment securities held to maturity	560,655		556,305	11,903
Loans held for sale	7,216		7,216
Loans	6,676,167			6,534,877
Federal Home Loan Bank stock	23,825		23,825
Interest rate swap and cap asset	7,323		7,323
Interest receivable	37,130		37,130
Liabilities:
Deposits	$7,172,530	$5,741,019	$1,406,526
Borrowings:
Federal funds purchased	144,038		144,038
Securities sold under repurchase agreements	136,623		136,562
Federal Home Loan Bank advances	414,377		361,085
Subordinated debentures and term loans	139,349		120,085
Interest rate swap liability	8,688		8,688
Interest payable	4,390		4,390

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

Investment securities: Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The fair values of certain Level 3 securities were estimated using discounted cash flow analyses, using interest rates currently being offered on investments with similar maturities and investment quality.

Loans held for sale: The carrying amount approximates fair value due to the short duration between origination and date of sale.

Loans: For March 31, 2018, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality.

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2018 and December 31, 2017 were:

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$129,490	$300		$9,120	$138,910

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$126,187	$1,340	$1,500	$7,596	$136,623

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2018 and 2017:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(17,698)	644		(17,054)
Amounts reclassified from accumulated other comprehensive income	(1,271)	134		(1,137)
Period change	(18,969)	778	—	(18,191)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at March 31, 2018	$(8,067)	$(589)	$(13,069)	$(21,725)

Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	10,110	23		10,133
Amounts reclassified from accumulated other comprehensive income	(389)	174	(59)	(274)
Period change	9,721	197	(59)	9,859
Balance at March 31, 2017	$10,756	$(1,577)	$(12,901)	$(3,722)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2018 and 2017.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss)Components	2018	2017	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,609	$598	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(338)	(209)	Income tax expense
	$1,271	$389

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(170)	$(268)	Interest expense - subordinated debentures and term loans
Related income tax benefit	36	94	Income tax expense
	$(134)	$(174)

Unrealized gains (losses) on defined benefit plans
Amortization of prior service costs		$91	Other expenses - salaries and employee benefits
Related income tax expense		(32)	Income tax expense
	$—	$59

Total reclassifications for the period, net of tax	$1,137	$274

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 3. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.
(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSU") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2018, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2018 was $875,000 compared to $573,000 for the three months ended March 31, 2017. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.2 percent for the three months ended March 31, 2018, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2018	2017
Stock and ESPP Options
Pre-tax compensation expense	$24	$48
Income tax benefit	(59)	(246)
Stock and ESPP option expense, net of income taxes	$(35)	$(198)
Restricted Stock Awards
Pre-tax compensation expense	$851	$525
Income tax benefit	(566)	(710)
Restricted stock awards expense, net of income taxes	$285	$(185)
Total Share-Based Compensation
Pre-tax compensation expense	$875	$573
Income tax benefit	(625)	(956)
Total share-based compensation expense, net of income taxes	$250	$(383)

As of March 31, 2018, unrecognized compensation expense related to RSAs was $5,436,000 and is expected to be recognized over a weighted-average period of 1.65 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of March 31, 2018 and changes during the three months ended March 31, 2018, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	152,652	$16.71
Exercised	(23,557)	$22.71
Cancelled	(200)	$28.25
Outstanding March 31, 2018	128,895	$15.59	2.45	$3,365,525
Vested and Expected to Vest at March 31, 2018	128,895	$15.59	2.45	$3,365,525
Exercisable at March 31, 2018	128,895	$15.59	2.45	$3,365,525

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2018.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $473,000 and $1,823,000, respectively. Cash receipts of stock options exercised during this same period were $535,000 and $1,314,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2018	366,993	$29.79
Granted	4,687	$42.11
Vested	(93,076)	$22.91
Forfeited	(140)	$22.87
Unvested RSAs at March 31, 2018	278,464	$32.31

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2018 quarterly offering period of approximately $24,200. The ESPP options vested during the three months ending March 31, 2018, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2018.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21% for 2018 and 35% for 2017	$9,091	$10,627
Tax-exempt interest income	(2,015)	(2,549)
Share-based compensation	(441)	(755)
Tax-exempt earnings and gains on life insurance	(247)	(314)
Tax credits	39	(106)
Other	184	265
Actual Tax Expense	$6,611	$7,168

Effective Tax Rate	15.3%	23.6%

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018			2017
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$36,679	49,192,647	$0.75	$23,193	40,984,481	$0.57
Effect of potentially dilutive stock options and restricted stock awards		235,325			236,105
Diluted net income per share	$36,679	49,427,972	$0.74	$23,193	41,220,586	$0.56

For the three months ended March 31, 2018 and 2017, there were no stock options with an option price greater than the average market price of the common shares.

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
The Corporation expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Corporation purchased vendor software and is currently in the implementation process. The implementation team meets on a regular basis to oversee activities and monitor progress. Methodologies are still being evaluated at this time so the magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

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
Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation plans to adopt this ASU in the first quarter of 2019. The Corporation has an implementation team working through the provisions of ASU 2016-02, including a review of all leases (primarily operating leases related to banking centers and office space) to assess the impact on accounting, disclosures and the election of certain practical expedients. The Corporation has selected a third party software solution to assist with the accounting under the new standard. The Corporation expects a one-time adjustment to other assets and other liabilities on the consolidated balance sheet will occur during the first quarter of 2019. The magnitude of any such adjustment or the overall impact of the new standard on financial condition, results of operations and regulatory capital is being evaluated.

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2018, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 118 banking locations in thirty-one Indiana, two Illinois and two Ohio counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

Through the Bank, the Corporation offers a broad range of financial services, including accepting time, savings and demand deposits; making consumer, commercial, agri-business and real estate mortgage loans; providing personal and corporate trust services; offering full-service brokerage and private wealth management; and providing letters of credit, repurchase agreements and other corporate services.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported first quarter 2018 net income of $36.7 million, compared to $23.2 million during the first quarter of 2017. Diluted earnings per share for the period totaled $.74 per share, compared to $.56 per diluted share during the same period in 2017, an increase of 32.1 percent. The increase in net income was driven by several key factors including strong core banking performance, two acquisitions that were fully integrated during the second half of 2017 and the impact of tax reform.

As of March 31, 2018, total assets equaled $9.5 billion, an increase of $105.3 million from December 31, 2017.  The Corporation's total loan portfolio increased $147.8 million, or 8.7 percent annualized, from December 31, 2017. The largest loan segments that experienced increases were commercial and farmland and commercial and industrial. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for loan losses totaled $76.4 million as of March 31, 2018.  The allowance provided 277.9 percent coverage of all non-accrual loans and 1.11 percent of total loans.  The Corporation's provision expense for the three months ended March 31, 2018 was $2.5 million, an increase of $115,000 compared to the same period in 2017. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2018, total deposits equaled $7.3 billion, an increase of $155 million from December 31, 2017. Total borrowings decreased $57.8 million as of March 31, 2018, compared to December 31, 2017, primarily as federal funds purchased decreased $94.0 million, offset by an increase in Federal Home Loan Bank advances of $35.0 million.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 80 percent of revenues for the three months ended March 31, 2018. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate in effect of 21 percent and 35 percent were used for 2018 and 2017, respectively, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The lower effective income tax rate during the three months ended March 31, 2018 when compared to the same period in 2017 was primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. This analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the period presented, the increase in net interest income was primarily driven by core organic loan growth and an increase in earning assets attributable to acquisitions of Arlington Bank in May 2017 and IAB in July 2017.

In the first quarter of 2018, asset yields increased 15 basis points FTE and interest costs increased 27 basis points, resulting in a 12 basis point FTE decrease in net interest spread as compared to the same period in 2017. Primarily as a result of organic loan growth and acquisitions, earning assets increased $1,888,492,000 in the first quarter of 2018 compared to the first quarter of 2017. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3,158,000 and $4,293,000, respectively, for the three months ended March 31, 2018 and 2017. Net interest margin, on a tax equivalent basis, decreased to 3.92 percent for the first quarter of 2018 compared to 3.98 percent during the same period in 2017. Asset yields increased primarily as a result of the Federal Reserve's discount rate increases of 25 basis points at each of the Board's March, June and December 2017 meetings.

Additional details of the Corporation's acquisitions, remaining loan fair value discount, accretable and nonaccretable yield, and tax rate change can be found in NOTE 2. ACQUISITIONS, NOTE 5. PURCHASED CREDIT IMPAIRED LOANS, and NOTE 13. INCOME TAX of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2018, and 2017.

(Dollars in Thousands)	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$32,776	$131	1.60%	$30,463	$45	0.59%
Federal Home Loan Bank stock	24,385	404	6.63	17,964	189	4.21
Investment Securities: (1)
Taxable	810,385	5,096	2.52	711,490	4,308	2.42
Tax-Exempt (2)	736,544	7,754	4.21	586,525	7,697	5.25
Total Investment Securities	1,546,929	12,850	3.32	1,298,015	12,005	3.70
Loans held for sale	10,636	137	5.15	3,840	45	4.69
Loans: (3)
Commercial	4,980,450	62,154	4.99	3,781,045	44,092	4.66
Real Estate Mortgage	728,725	7,999	4.39	545,148	6,121	4.49
Installment	623,429	7,977	5.12	532,128	6,098	4.58
Tax-Exempt (2)	467,847	4,552	3.89	318,082	3,589	4.51
Total Loans	6,811,087	82,819	4.86	5,180,243	59,945	4.63
Total Earning Assets	8,415,177	96,204	4.57	6,526,685	72,184	4.42
Net unrealized gain (loss) on securities available for sale	(6,440)			593
Allowance for loan losses	(75,851)			(66,933)
Cash and cash equivalents	126,484			104,017
Premises and equipment	95,525			93,018
Other assets	817,841			559,771
Total Assets	$9,372,736			$7,217,151
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$1,980,141	$2,689	0.54%	$1,512,839	$838	0.22%
Money market deposits	1,089,694	1,275	0.47	789,378	341	0.17
Savings deposits	945,940	381	0.16	776,519	156	0.08
Certificates and other time deposits	1,486,093	4,657	1.25	1,165,079	2,789	0.96
Total Interest-bearing Deposits	5,501,868	9,002	0.65	4,243,815	4,124	0.39
Borrowings	848,208	4,702	2.22	664,921	3,111	1.87
Total Interest-bearing Liabilities	6,350,076	13,704	0.86	4,908,736	7,235	0.59
Noninterest-bearing deposits	1,651,296			1,346,542
Other liabilities	62,560			47,811
Total Liabilities	8,063,932			6,303,089
Stockholders' Equity	1,308,804			914,062
Total Liabilities and Stockholders' Equity	$9,372,736	13,704		$7,217,151	7,235
Net Interest Income (FTE)		$82,500			$64,949
Net Interest Spread (FTE)			3.71%			3.83%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.57%			4.42%
Interest Expense / Average Earning Assets			0.65%			0.44%
Net Interest Margin (FTE)			3.92%			3.98%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent and 35 percent for 2018 and 2017, respectively. These totals equal $2,584 and $3,950 for the three months ended March 31, 2018 and 2017, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $4.7 million, or 31.8 percent, in the first quarter of 2018, compared to the first quarter of 2017.  The larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in service charges on deposit accounts, fiduciary and wealth management fees, other customer fees and net gains and fees on sales of loans of $2.5 million in the first quarter of 2018 when compared to the same period in 2017. Details of the Corporation's 2017 acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Additionally, the first quarter of 2018 contained increases of $1.0 million and $948,000 in net realized gains on sales of available for sale securities and other income, respectively, when compared to the first quarter of 2017. The increase in other income was driven by a $555,000 increase in derivative hedge income associated with the Corporation's loan level hedge product.

NON-INTEREST EXPENSE

Non-interest expense increased $10.6 million, or 24.6 percent, in the first quarter of 2018, compared to the first quarter of 2017.  The acquisitions of Arlington Bank and IAB were the largest contributing factor to the increase. The significantly larger franchise and growth in our customer base resulted in increases in most non-interest expense categories with the largest increases in salaries and employee benefits, net occupancy, equipment, and other expenses. Additionally, intangible asset amortization increased $823,000 due to amortization related to the Arlington Bank and IAB intangibles.

Offsetting the increases noted above, the Corporation continued to experience moderate other real estate owned and foreclosure expenses as the category declined $129,000 from the same period in 2017. Likewise, the Corporation incurred $193,000 less in professional and other outside services in the first quarter of 2018.

INCOME TAXES

Income tax expense for the three months ended March 31, 2018 was $6,611,000 on pre-tax net income of $43,290,000.  For the same period in 2017, income tax expense was $7,168,000 on pre-tax net income of $30,361,000. The effective income tax rate was 15.3 percent for the first quarter of 2018 and 23.6 percent for the first quarter of 2017.

The lower effective income tax rate during the three months ended March 31, 2018 when compared to the same period in 2017 was primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. Effective January 1, 2018, the TCJA made widespread changes to the U.S. tax law, including but not limited to: (1) permanently reducing the federal corporate tax rate from 35 percent to 21 percent, (2) modifying bonus depreciation to allow for full expensing of qualified property, and (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 13. INCOME TAX of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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
Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain a minimum ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. As of January 1, 2018, the Corporation was required to hold a capital conservation buffer of 1.875 percent, which amount increases by 0.625 percent in 2019, the final year of the phase-in. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2018, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of March 31, 2018 and December 31, 2017 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,071,956	13.69%	$626,538	8.00%	N/A	N/A
First Merchants Bank	1,040,331	13.19	631,163	8.00	$788,954	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$930,536	11.88%	$469,904	6.00%	N/A	N/A
First Merchants Bank	963,911	12.22	473,372	6.00	$631,163	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$864,561	11.04%	$352,428	4.50%	N/A	N/A
First Merchants Bank	963,911	12.22	355,029	4.50	$512,820	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$930,536	10.45%	$356,105	4.00%	N/A	N/A
First Merchants Bank	963,911	10.84	355,546	4.00	$444,432	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,048,757	13.69%	$612,848	8.00%	N/A	N/A
First Merchants Bank	1,016,355	13.17	617,477	8.00	$771,847	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$908,725	11.86%	$459,636	6.00%	N/A	N/A
First Merchants Bank	941,323	12.20	463,108	6.00	$617,477	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$842,806	11.00%	$344,727	4.50%	N/A	N/A
First Merchants Bank	941,323	12.20	347,331	4.50	$501,700	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$908,725	10.43%	$348,407	4.00%	N/A	N/A
First Merchants Bank	941,323	10.83	347,794	4.00	$434,742	5.00%
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	March 31, 2018		December 31, 2017
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,313,073	$1,414,109	$1,303,463	$1,404,303
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	21,725	19,231	3,534	763
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	65,975		65,919
Less: Disallowed Goodwill and Intangible Assets	(467,518)	(467,070)	(464,066)	(463,618)
Less: Disallowed Deferred Tax Assets	(2,594)	(2,234)
Total Tier 1 Capital (Regulatory)	930,536	963,911	908,725	941,323
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	76,420	76,420	75,032	75,032
Total Risk-Based Capital (Regulatory)	$1,071,956	$1,040,331	$1,048,757	$1,016,355

Net Risk-Weighted Assets (Regulatory)	$7,831,727	$7,889,541	$7,660,604	$7,718,467
Average Assets	$8,902,624	$8,888,647	$8,710,171	$8,694,838

Total Risk-Based Capital Ratio (Regulatory)	13.69%	13.19%	13.69%	13.17%
Tier 1 Capital to Risk-Weighted Assets	11.88%	12.22%	11.86%	12.20%
Tier 1 Capital to Average Assets	10.45%	10.84%	10.43%	10.83%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$930,536	$963,911	$908,725	$941,323
Less: Qualified Capital Securities	(65,975)		(65,919)
CET1 Capital (Regulatory)	$864,561	$963,911	$842,806	$941,323

Net Risk-Weighted Assets (Regulatory)	$7,831,727	$7,889,541	$7,660,604	$7,718,467
CET1 Capital Ratio (Regulatory)	11.04%	12.22%	11.00%	12.20%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.32 percent at March 31, 2018, and 9.30 percent at December 31, 2017.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	March 31, 2018	December 31, 2017
Total Stockholders' Equity (GAAP)	$1,313,073	$1,303,463
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(474,777)	(476,503)
Tangible common equity (non-GAAP)	$838,171	$826,835
Total assets (GAAP)	$9,472,796	$9,367,478
Less: Intangible assets (GAAP)	(474,777)	(476,503)
Tangible assets (non-GAAP)	$8,998,019	$8,890,975
Tangible common equity to tangible assets (non-GAAP)	9.32%	9.30%

Tangible common equity (non-GAAP)	$838,171	$826,835
Plus: Tax Benefit of intangibles (non-GAAP)	6,043	6,789
Tangible common equity, net of tax (non-GAAP)	$844,214	$833,624
Common Stock outstanding	49,243	49,158
December 31 - tangible book value - common (non-GAAP)	$17.14	$16.96

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Amounts)	2018	2017
Average goodwill (GAAP)	$445,354	$244,000
Average core deposit intangible (GAAP)	30,305	14,381
Average deferred tax on CDI (GAAP)	(6,225)	(5,786)
Intangible adjustment (non-GAAP)	$469,434	$252,595
Average stockholders' equity (GAAP)	$1,308,804	$914,062
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(469,434)	(252,595)
Average tangible capital (non-GAAP)	$839,245	$661,342
Average assets (GAAP)	$9,372,736	$7,217,151
Intangible adjustment (non-GAAP)	(469,434)	(252,595)
Average tangible assets (non-GAAP)	$8,903,302	$6,964,556
Net income available to common stockholders (GAAP)	$36,679	$23,193
CDI amortization, net of tax (GAAP)	1,364	587
Tangible net income available to common stockholders (non-GAAP)	$38,043	$23,780
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.74	$0.56
Diluted tangible net income available to common stockholders (non-GAAP)	$0.77	$0.58
Ratios:
Return on average GAAP capital (ROE)	11.21%	10.15%
Return on average tangible capital	18.13%	14.38%
Return on average assets (ROA)	1.57%	1.29%
Return on average tangible assets	1.71%	1.37%

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

At March 31, 2018, non-performing loans totaled $28,076,000, a decrease of $1,661,000 from December 31, 2017. Loans not accruing interest income totaled $27,497,000 at March 31, 2018, a decrease of $1,227,000 from December 31, 2017. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 261.2 percent at December 31, 2017 to 277.9 percent at March 31, 2018. Troubled debt restructures totaled $579,000 at March 31, 2018, a decrease of $434,000 from December 31, 2017. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned, totaling $9,698,000 at March 31, 2018, decreased $675,000 from December 31, 2017. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $250,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2018, impaired loans totaled $22,164,000, a decrease of $1,047,000 from the December 31, 2017 balance of $23,211,000. At March 31, 2018, a specific allowance for losses was not deemed necessary for impaired loans totaling $17,649,000 as there were no identified losses on these credits. An allowance of $1,317,000 was recorded for the remaining balance of these impaired loans totaling $4,515,000 and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets, which include non-accrual loans, renegotiated loans, and other real estate owned, plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	March 31, 2018	December 31, 2017
Non-performing assets:
Non-accrual loans	$27,497	$28,724
Renegotiated loans	579	1,013
Non-performing loans (NPL)	28,076	29,737
Other real estate owned	9,698	10,373
Non-performing assets (NPA)	37,774	40,110
90+ days delinquent and still accruing	738	924
NPAs and 90+ days delinquent	$38,512	$41,034
Impaired Loans	$22,164	$23,211

The non-accrual balances in the table above include troubled debt loan restructures totaling $3,318,000 and $3,630,000 as of March 31, 2018 and December 31, 2017, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	March 31, 2018	December 31, 2017
Non-performing assets:
Commercial and industrial loans	$3,728	$3,278
Agricultural production financing and other loans to farmers	638	1,027
Real estate loans:
Construction	3,908	2,980
Commercial and farmland	20,812	20,382
Residential	7,802	11,051
Home equity	1,532	2,239
Individuals' loans for household and other personal expenditures	92	77
Non-performing assets plus 90+ days delinquent	$38,512	$41,034

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

At March 31, 2018, the allowance for loan losses was $76,420,000, an increase of $1,388,000 from December 31, 2017. As a percent of loans, the allowance was 1.11 percent at March 31, 2018 and December 31, 2017. The provision for loan losses for the three months ended March 31, 2018 was $2,500,000, and was primarily a result of organic loan growth during the period. Comparatively, the provision for loan losses for the three months ended March 31, 2017 was $2,385,000. Specific reserves on impaired loans decreased $320,000 from $1,637,000 at December 31, 2017, to $1,317,000 at March 31, 2018.

Net charge-offs totaling $1,112,000 were recognized for the three months ended March 31, 2018. Comparatively, the same period in 2017 had net charge-offs of $197,000.  For the three months ended March 31, 2018 and March 31, 2017, there were no individual charge-offs or recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2018 and 2017 are reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Net charge-offs:
Commercial and industrial loans	$443	$324
Agricultural production financing and other loans to farmers	47	45
Real estate loans:
Construction	2	6
Commercial and farmland	(280)	(418)
Residential	450	28
Home equity	340	160
Individuals' loans for household and other personal expenditures	110	52
Total net charge-offs	$1,112	$197

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1,003,799,000 at March 31, 2018, an increase of $3,852,000, or 0.39 percent, from December 31, 2017.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $18,366,000 at March 31, 2018. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At March 31, 2018, total borrowings from the FHLB were $449,419,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2018 was $468,804,000.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at March 31, 2018 are as follows:

(Dollars in Thousands)	March 31, 2018
Amounts of commitments:
Loan commitments to extend credit	$2,608,044
Standby and commercial letters of credit	43,170
$2,651,214

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at March 31, 2018 are as follows:

(Dollars in Thousands)	Remaining 2018	2019	2020	2021	2022	2023	2024 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$2,321	$3,617	$3,490	$3,215	$3,090	$2,607	$12,608		$30,948
Federal funds purchased	50,000								50,000
Securities sold under repurchase agreements	138,910								138,910
Federal Home Loan Bank advances	126,433	121,713	41,273	55,000	45,000	35,000	25,000		449,419
Subordinated debentures and term loans							142,322	(4,025)	138,297
Total	$317,664	$125,330	$44,763	$58,215	$48,090	$37,607	$179,930	$(4,025)	$807,574

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2018, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2018, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2018
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(24)
FHLB advances	200	(100)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2018
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$322,741	$350,740	$301,114
Variance from base		$27,999	$(21,627)
Percent of change from base		8.68%	(6.70)%

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

	December 31, 2017
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(24)
FHLB advances	200	(100)

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2018 and December 31, 2017. Earning assets increased by $120,937,000 during the three months ended March 31, 2018.

Loans and loans held for sale increased $147,750,000 from December 31, 2017. The largest loan segments that experienced increases were commercial and farmland and commercial and industrial. The largest loan segments that experienced decreases were agricultural production financing and other loans to farmers, construction and residential. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest-bearing time deposits and investment securities decreased $10,794,000 and $16,782,000, respectively, since December 31, 2017.

(Dollars in Thousands)	March 31, 2018	December 31, 2017
Interest-bearing time deposits	$24,233	$35,027
Investment securities available for sale	1,003,799	999,947
Investment securities held to maturity	540,021	560,655
Loans held for sale	4,469	7,216
Loans	6,901,696	6,751,199
Federal Home Loan Bank stock	24,588	23,825
Total	$8,498,806	$8,377,869

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017,

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2018	4,101	$42.46
February, 2018	36,565	$42.81
March, 2018	1,086	$42.29

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

First Merchants Corporation
(Registrant)

Date: May 10, 2018	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)