Form 10-Q
period 2018-06-30
FIRST MERCHANTS CORP
filed 2018-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

As of July 31, 2018, there were 49,560,536 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$133,893	$154,905
Interest-bearing time deposits	36,599	35,027
Investment securities available for sale	1,096,837	999,947
Investment securities held to maturity (fair value of $519,643 and $568,208)	522,846	560,655
Loans held for sale	2,046	7,216
Loans, net of allowance for loan losses of $77,543 and $75,032	7,003,516	6,676,167
Premises and equipment	94,397	95,852
Federal Home Loan Bank stock	24,588	23,825
Interest receivable	38,530	37,130
Goodwill	445,355	445,355
Other intangibles	27,704	31,148
Cash surrender value of life insurance	222,905	223,557
Other real estate owned	9,071	10,373
Tax asset, deferred and receivable	24,619	23,983
Other assets	51,809	42,338
TOTAL ASSETS	$9,734,715	$9,367,478
LIABILITIES
Deposits:
Noninterest-bearing	$1,571,194	$1,761,553
Interest-bearing	5,932,621	5,410,977
Total Deposits	7,503,815	7,172,530
Borrowings:
Federal funds purchased	109,000	144,038
Securities sold under repurchase agreements	122,513	136,623
Federal Home Loan Bank advances	469,261	414,377
Subordinated debentures and term loans	138,352	139,349
Total Borrowings	839,126	834,387
Interest payable	4,807	4,390
Other liabilities	46,639	52,708
Total Liabilities	8,394,387	8,064,015
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 49,280,188 and 49,158,238 shares	6,160	6,145
Additional paid-in capital	836,549	834,870
Retained earnings	522,362	465,231
Accumulated other comprehensive loss	(24,868)	(2,908)
Total Stockholders' Equity	1,340,328	1,303,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,734,715	$9,367,478

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable:
Taxable	$84,663	$59,386	$162,930	$115,743
Tax exempt	3,632	2,492	7,228	4,825
Investment securities:
Taxable	5,434	4,180	10,530	8,488
Tax exempt	6,246	5,091	12,372	10,094
Deposits with financial institutions	633	114	764	158
Federal Home Loan Bank stock	263	204	667	393
Total Interest Income	100,871	71,467	194,491	139,701
INTEREST EXPENSE
Deposits	12,165	5,137	21,167	9,261
Federal funds purchased	61	103	441	331
Securities sold under repurchase agreements	172	110	345	198
Federal Home Loan Bank advances	1,845	1,177	4,004	2,155
Subordinated debentures and term loans	2,057	1,840	4,047	3,657
Total Interest Expense	16,300	8,367	30,004	15,602
NET INTEREST INCOME	84,571	63,100	164,487	124,099
Provision for loan losses	1,663	2,875	4,163	5,260
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	82,908	60,225	160,324	118,839
OTHER INCOME
Service charges on deposit accounts	5,038	4,438	9,815	8,612
Fiduciary and wealth management fees	3,150	2,609	6,566	5,249
Other customer fees	5,362	5,406	10,778	10,269
Increase in cash surrender value of life insurance	907	817	1,985	1,715
Gains on life insurance benefits	100	2,154	198	2,154
Net gains and fees on sales of loans	1,600	1,617	3,421	2,892
Net realized gains on sales of available for sale securities	1,122	567	2,731	1,165
Other income	912	826	2,258	1,224
Total Other Income	18,191	18,434	37,752	33,280
OTHER EXPENSES
Salaries and employee benefits	32,192	27,076	64,418	52,808
Net occupancy	4,348	3,965	9,018	8,181
Equipment	3,556	2,907	7,224	5,714
Marketing	1,474	792	2,358	1,357
Outside data processing fees	3,462	3,086	6,426	5,702
Printing and office supplies	324	275	658	539
Intangible asset amortization	1,718	991	3,444	1,894
FDIC assessments	711	579	1,430	1,149
Other real estate owned and foreclosure expenses	362	731	764	1,262
Professional and other outside services	1,789	3,266	3,330	5,000
Other expenses	3,568	3,648	8,121	6,809
Total Other Expenses	53,504	47,316	107,191	90,415
INCOME BEFORE INCOME TAX	47,595	31,343	90,885	61,704
Income tax expense	7,961	7,207	14,572	14,375
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$39,634	$24,136	$76,313	$47,329
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.80	$0.57	$1.55	$1.14
Diluted Net Income Available to Common Stockholders	$0.80	$0.57	$1.54	$1.13
Cash Dividends Paid	$0.22	$0.18	$0.40	$0.33
Average Diluted Shares Outstanding (in thousands)	49,451	42,244	49,440	41,735

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$39,634	$24,136	$76,313	$47,329
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $683, $3,033, $4,874 and $8,476	(2,570)	5,632	(20,268)	15,741
Unrealized gain on cash flow hedges arising during the period, net of tax of $61, $142, $167 and $131	230	(262)	874	(239)
Reclassification adjustment for net gains included in net income, net of tax of $214, $110, $516 and $226	(803)	(206)	(1,940)	(420)
Defined benefit pension plan amortization of prior service cost, net of tax of $31 and $63	—	(58)	—	(117)
Total other comprehensive income (loss), net of tax	(3,143)	5,106	(21,334)	14,965
Comprehensive income	$36,491	$29,242	$54,979	$62,294

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income:
Net income						76,313		76,313
Other comprehensive income (loss), net of tax							(21,334)	(21,334)
Cash dividends on common stock ($.40 per share)						(19,808)		(19,808)
Reclassification adjustment under ASU 2018-02						626	(626)	—
Share-based compensation			98,021	12	1,641			1,653
Stock issued under employee benefit plans			9,205	1	343			344
Stock issued under dividend reinvestment and stock purchase plan			12,111	2	553			555
Stock options exercised			44,932	6	947			953
Stock redeemed			(42,319)	(6)	(1,805)			(1,811)
Balances, June 30, 2018	125	$125	49,280,188	$6,160	$836,549	$522,362	$(24,868)	$1,340,328

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	June 30, 2018	June 30, 2017
Cash Flow From Operating Activities:
Net income	$76,313	$47,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,163	5,260
Depreciation and amortization	4,409	3,669
Change in deferred taxes	3,043	3,697
Share-based compensation	1,653	1,061
Loans originated for sale	(178,913)	(127,275)
Proceeds from sales of loans held for sale	186,556	136,014
Gains on sales of loans held for sale	(2,473)	(2,220)
Gains on sales of securities available for sale	(2,731)	(1,165)
Increase in cash surrender of life insurance	(1,985)	(1,715)
Gains on life insurance benefits	(198)	(2,154)
Change in interest receivable	(1,400)	(750)
Change in interest payable	417	123
Other adjustments	(7,132)	(4,379)
Net cash provided by operating activities	81,722	57,495
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(1,572)	(23,554)
Purchases of:
Securities available for sale	(260,786)	(104,956)
Securities held to maturity		(30,220)
Proceeds from sales of securities available for sale	100,293	41,180
Proceeds from maturities of:
Securities available for sale	36,124	32,838
Securities held to maturity	36,750	36,150
Change in Federal Home Loan Bank stock	(763)	40
Net change in loans	(337,800)	(257,201)
Net cash and cash equivalents received in acquisition		48,528
Proceeds from the sale of other real estate owned	1,746	4,703
Proceeds from life insurance benefits	2,835	5,415
Other adjustments	3,082	(608)
Net cash used in investing activities	(420,091)	(247,685)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	291,984	127,901
Certificates of deposit and other time deposits	39,301	79,922
Borrowings	901,407	697,727
Repayment of borrowings	(895,568)	(688,153)
Cash dividends on common stock	(19,808)	(14,001)
Stock issued under employee benefit plans	344	246
Stock issued under dividend reinvestment and stock purchase plans	555	446
Stock options exercised	953	2,082
Stock redeemed	(1,811)	(1,257)
Net cash provided by financing activities	317,357	204,913
Net Change in Cash and Cash Equivalents	(21,012)	14,723
Cash and Cash Equivalents, January 1	154,905	127,927
Cash and Cash Equivalents, June 30	$133,893	$142,650
Additional cash flow information:
Interest paid	$29,587	$15,235
Income tax paid (refunded)	8,019	10,000
Loans transferred to other real estate owned	252	7,556
Non-cash investing activities using trade date accounting	210	7,759

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired		$338,725
Cash paid in acquisition		(4)
Less: Common stock issued		82,588
Liabilities assumed	$—	$256,133

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2017, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

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

ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07") applies to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation - Retirement Benefits. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation adopted this ASU in the first quarter of 2018. It did not have a significant impact on the Corporation’s consolidated financial statements.

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

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2018
U.S. Government-sponsored agency securities	$11,491	$4	$23	$11,472
State and municipal	546,737	5,555	7,419	544,873
U.S. Government-sponsored mortgage-backed securities	553,187	258	12,984	540,461
Corporate obligations	31			31
Total available for sale	1,111,446	5,817	20,426	1,096,837
Held to maturity at June 30, 2018
U.S. Government-sponsored agency securities	22,618		755	21,863
State and municipal	225,084	2,626	955	226,755
U.S. Government-sponsored mortgage-backed securities	274,144	586	4,699	270,031
Foreign Investments	1,000		6	994
Total held to maturity	522,846	3,212	6,415	519,643
Total Investment Securities	$1,634,292	$9,029	$26,841	$1,616,480

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2017
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618		435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign Investment	1,000			1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

The amortized cost and fair value of available for sale and held to maturity securities at June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2018:
Due in one year or less	$545	$548	$24,829	$25,203
Due after one through five years	9,984	10,051	59,713	59,075
Due after five through ten years	79,118	80,457	53,004	53,453
Due after ten years	468,612	465,320	111,156	111,881
	558,259	556,376	248,702	249,612
U.S. Government-sponsored mortgage-backed securities	553,187	540,461	274,144	270,031
Total Investment Securities	$1,111,446	$1,096,837	$522,846	$519,643

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

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $484,218,000 at June 30, 2018, and $475,999,000 at December 31, 2017 .

The book value of securities sold under agreements to repurchase amounted to $125,412,000 at June 30, 2018, and $136,639,000 at December 31, 2017.

Gross gains on the sales and redemptions of available for sale securities for the three and six months ended June 30, 2018 and 2017 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,122	$567	$2,731	$1,165
Gross losses

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2018, and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at June 30, 2018
U.S. Government-sponsored agency securities	$6,468	$23			$6,468	$23
State and municipal	252,460	5,573	$28,187	$1,846	280,647	7,419
U.S. Government-sponsored mortgage-backed securities	410,442	9,466	62,943	3,518	473,385	12,984
Total Temporarily Impaired Available for Sale Securities	669,370	15,062	91,130	5,364	760,500	20,426
Temporarily Impaired Held to Maturity Securities at June 30, 2018
U.S. Government-sponsored agency securities	9,834	285	12,029	470	21,863	755
State and municipal	23,507	339	15,021	616	38,528	955
U.S. Government-sponsored mortgage-backed securities	171,516	2,878	38,947	1,821	210,463	4,699
Corporate Obligations	994	6			994	6
Total Temporarily Impaired Held to Maturity Securities	205,851	3,508	65,997	2,907	271,848	6,415
Total Temporarily Impaired Investment Securities	$875,221	$18,570	$157,127	$8,271	$1,032,348	$26,841

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2017
State and municipal	$13,296	$198	$35,324	$893	$48,620	$1,091
U.S. Government-sponsored mortgage-backed securities	182,755	1,520	68,667	1,903	251,422	3,423
Total Temporarily Impaired Available for Sale Securities	196,051	1,718	103,991	2,796	300,042	4,514
Temporarily Impaired Held to Maturity Securities at December 31, 2017
U.S. Government-sponsored agency securities	9,988	131	12,196	304	22,184	435
State and municipal	2,430	36	15,805	208	18,235	244
U.S. Government-sponsored mortgage-backed securities	62,508	485	43,078	919	105,586	1,404
Total Temporarily Impaired Held to Maturity Securities	74,926	652	71,079	1,431	146,005	2,083
Total Temporarily Impaired Investment Securities	$270,977	$2,370	$175,070	$4,227	$446,047	$6,597

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2018	December 31, 2017
Investments reported at less than historical cost:
Historical cost	$1,059,191	$452,644
Fair value	$1,032,348	$446,047
Percent of the Corporation's investment portfolio	63.7%	28.6%

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of June 30, 2018. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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

State and Municipal and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2018. The state and municipal securities portfolio contains unrealized losses of $7,419,000 on two hundred twenty-three securities and $955,000 on forty-eight securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains unrealized losses of $23,000 on five securities and $755,000 on five securities in the available for sale and held to maturity portfolios, respectively.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2018. The mortgage-backed securities portfolio contains unrealized losses of $12,984,000 on one hundred fourteen securities and $4,699,000 on eighty securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of June 30, 2018, and December 31, 2017, were $2,046,000 and $7,216,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2018	December 31, 2017
Commercial and industrial loans	$1,657,591	$1,493,493
Agricultural production financing and other loans to farmers	89,093	121,757
Real estate loans:
Construction	714,866	612,219
Commercial and farmland	2,652,782	2,562,691
Residential	965,720	962,765
Home equity	518,699	514,021
Individuals' loans for household and other personal expenditures	92,809	86,935
Lease financing receivables, net of unearned income	1,945	2,527
Other commercial loans	387,554	394,791
Loans	$7,081,059	$6,751,199
Allowance for loan losses	(77,543)	(75,032)
Net Loans	$7,003,516	$6,676,167

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at June 30, 2018.  The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters.  The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate.  In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, March 31, 2018	$30,768	$27,705	$3,896	$14,049	$2	$76,420
Provision for losses	471	954	60	178		1,663
Recoveries on loans	1,283	1,213	98	596		3,190
Loans charged off	(1,057)	(2,141)	(133)	(399)		(3,730)
Balances, June 30, 2018	$31,465	$27,731	$3,921	$14,424	$2	$77,543

	Six Months Ended June 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Provision for losses	1,311	1,038	334	1,480		4,163
Recoveries on loans	1,402	1,552	187	750		3,891
Loans charged off	(1,666)	(2,202)	(332)	(1,343)		(5,543)
Balances, June 30, 2018	$31,465	$27,731	$3,921	$14,424	$2	$77,543

	Three Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, March 31, 2017	$28,524	$24,320	$3,120	$12,259	$2	$68,225
Provision for losses	161	1,402	286	1,026		2,875
Recoveries on loans	297	175	101	153		726
Loans charged off	(76)	(661)	(135)	(483)		(1,355)
Balances, June 30, 2017	$28,906	$25,236	$3,372	$12,955	$2	$70,471

	Six Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	1,358	1,649	535	1,718		5,260
Recoveries on loans	663	739	202	390		1,994
Loans charged off	(811)	(813)	(288)	(908)		(2,820)
Balances, June 30, 2017	$28,906	$25,236	$3,372	$12,955	$2	$70,471

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated. There was no related allowance for loan losses for loans acquired with deteriorated credit quality at June 30, 2018 or December 31, 2017.

	June 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$76			$421		$497
Collectively evaluated for impairment	31,389	27,731	$3,921	14,003	$2	77,046
Total Allowance for Loan Losses	$31,465	$27,731	$3,921	$14,424	$2	$77,543
Loan Balances:
Individually evaluated for impairment	$1,746	$10,251	$10	$2,069		$14,076
Collectively evaluated for impairment	2,129,626	3,338,815	92,799	1,480,769	$1,945	7,043,954
Loans acquired with deteriorated credit quality	2,866	18,582		1,581		23,029
Loans	$2,134,238	$3,367,648	$92,809	$1,484,419	$1,945	$7,081,059

	December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$666	$567		$404		$1,637
Collectively evaluated for impairment	29,752	26,776	$3,732	13,133	$2	73,395
Total Allowance for Loan Losses	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Loan Balances:
Individually evaluated for impairment	$3,345	$17,432	$5	$2,429		$23,211
Collectively evaluated for impairment	2,005,275	3,135,481	86,930	1,472,821	$2,527	6,703,034
Loans acquired with deteriorated credit quality	1,421	21,997		1,536		24,954
Loans	$2,010,041	$3,174,910	$86,935	$1,476,786	$2,527	$6,751,199

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10 and include loans acquired with deteriorated credit quality totaling $268,000 and $315,000 at June 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2018	December 31, 2017
Commercial and industrial loans	$2,736	$3,275
Agriculture production financing and other loans to farmers	640	1,027
Real estate loans:
Construction	695	65
Commercial and farmland	9,431	12,951
Residential	5,522	9,444
Home equity	1,082	1,928
Individuals' loans for household and other personal expenditures	37	34
Total	$20,143	$28,724

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment.

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$6,145	$999
Agriculture production financing and other loans to farmers	660	640
Real estate Loans:
Construction	1,352	614
Commercial and farmland	11,262	9,636
Residential	82	63
Individuals' loans for household and other personal expenditures	10	10
Total	$19,511	$11,962
Impaired loans with related allowance:
Commercial and industrial loans	$108	$108	$76
Real estate Loans:
Residential	1,773	1,706	348
Home equity	320	300	73
Total	$2,201	$2,114	$497
Total Impaired Loans	$21,712	$14,076	$497

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$7,611	$1,536
Agriculture production financing and other loans to farmers	732	700
Real estate Loans:
Commercial and farmland	16,758	15,162
Residential	833	519
Home equity	40	8
Individuals' loans for household and other personal expenditures	5	5
Total	$25,979	$17,930
Impaired loans with related allowance:
Commercial and industrial loans	$812	$782	$552
Agriculture production financing and other loans to farmers	357	327	114
Real estate Loans:
Commercial and farmland	2,989	2,270	567
Residential	1,616	1,572	327
Home equity	349	330	77
Total	$6,123	$5,281	$1,637
Total Impaired Loans	$32,102	$23,211	$1,637

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,004		$1,006
Agriculture production financing and other loans to farmers	640		640
Real estate Loans:
Construction	1,106		1,167
Commercial and farmland	9,935	$40	10,241	$87
Residential	63	1	63	2
Individuals' loans for household and other personal expenditures	10		11
Total	$12,758	$41	$13,128	$89
Impaired loans with related allowance:
Commercial and industrial loans	$108		$108
Real estate Loans:
Residential	1,714	$12	1,726	$24
Home equity	302	2	303	5
Total	$2,124	$14	$2,137	$29
Total Impaired Loans	$14,882	$55	$15,265	$118

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,053	$2	$1,211	$2
Agriculture production financing and other loans to farmers	660		660
Real estate Loans:
Commercial and farmland	20,339	88	20,623	175
Residential	207		207
Individuals' loans for household and other personal expenditures	7		8
Total	$22,266	$90	$22,709	$177
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	$3,282		$3,288
Residential	1,871	$6	1,873	$11
Home equity	279	2	281	4
Total	$5,432	$8	$5,442	$15
Total Impaired Loans	$27,698	$98	$28,151	$192

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

	June 30, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,577,925	$33,722	$45,944					$1,657,591
Agriculture production financing and other loans to farmers	62,750	11,319	15,024					89,093
Real estate Loans:
Construction	678,483	2,180	9,302			$24,836	$65	714,866
Commercial and farmland	2,513,163	61,303	75,765	$51		2,499	1	2,652,782
Residential	182,691	5,360	3,813	31		768,627	5,198	965,720
Home equity	27,895	972	374			488,329	1,129	518,699
Individuals' loans for household and other personal expenditures						92,756	53	92,809
Lease financing receivables, net of unearned income	1,945							1,945
Other commercial loans	387,201		353					387,554
Loans	$5,432,053	$114,856	$150,575	$82		$1,377,047	$6,446	$7,081,059

	December 31, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,418,401	$51,336	$23,386	$370				$1,493,493
Agriculture production financing and other loans to farmers	73,800	27,502	20,018	387	$50			121,757
Real estate Loans:
Construction	587,906	828	981			$22,374	$130	612,219
Commercial and farmland	2,408,329	70,074	79,769	1,536		2,980	3	2,562,691
Residential	185,725	4,376	4,209	114		759,900	8,441	962,765
Home equity	28,554	457	286			482,661	2,063	514,021
Individuals' loans for household and other personal expenditures						86,875	60	86,935
Lease financing receivables, net of unearned income	2,527							2,527
Other commercial loans	394,222		569					394,791
Loans	$5,099,464	$154,573	$129,218	$2,407	$50	$1,354,790	$10,697	$6,751,199

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of June 30, 2018, and December 31, 2017:

	June 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,654,674	$181			$2,736	$2,917	$1,657,591
Agriculture production financing and other loans to farmers	87,937	200	$316		640	1,156	89,093
Real estate loans:
Construction	713,942	229			695	924	714,866
Commercial and farmland	2,635,978	2,965	4,408		9,431	16,804	2,652,782
Residential	956,273	3,280	552	$93	5,522	9,447	965,720
Home equity	515,026	1,947	569	75	1,082	3,673	518,699
Individuals' loans for household and other personal expenditures	92,356	248	152	16	37	453	92,809
Lease financing receivables, net of unearned income	1,945						1,945
Other commercial loans	387,554						387,554
Loans	$7,045,685	$9,050	$5,997	$184	$20,143	$35,374	$7,081,059

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans > 90 Days And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,487,221	$2,967	$30		$3,275	$6,272	$1,493,493
Agriculture production financing and other loans to farmers	120,720	10			1,027	1,037	121,757
Real estate loans:
Construction	610,896	1,193		$65	65	1,323	612,219
Commercial and farmland	2,542,048	6,923	166	603	12,951	20,643	2,562,691
Residential	948,947	4,010	308	56	9,444	13,818	962,765
Home equity	510,362	1,372	184	175	1,928	3,659	514,021
Individuals' loans for household and other personal expenditures	85,744	298	834	25	34	1,191	86,935
Lease financing receivables, net of unearned income	2,527						2,527
Other commercial loans	394,791						394,791
Loans	$6,703,256	$16,773	$1,522	$924	$28,724	$47,943	$6,751,199

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$122	$125	2	$336	$347	7
Home equity				16	16	2
Individuals' loans for household and other personal expenditures				7	8	1
Total	$122	$125	2	$359	$371	10

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$394	$170	1	$394	$170	1
Real estate loans:
Commercial and farmland	250	250	3	357	491	6
Residential	329	276	5	450	398	7
Home equity				122
Total	$973	$696	9	$1,323	$1,059	14

The following tables summarize the recorded investment of troubled debt restructures as of June 30, 2018 and 2017, by modification type, that occurred during the periods indicated:

	Three Months Ended June 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential		$91	$34	$125
Total		$91	$34	$125

	Six Months Ended June 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$37	$163	$139	$339
Home Equity	60	10		70
Individuals' loans for household and other personal expenditures		7		7
Total	$97	$180	$139	$416

	Three Months Ended June 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$169	$169
Real estate loans:
Commercial and farmland	$41	$154		195
Residential		231	43	274
Total	$41	$385	$212	$638

	Six Months Ended June 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans			$169	$169
Real estate loans:
Commercial and farmland	$41	$154	235	430
Residential		351	43	394
Total	$41	$505	$447	$993

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three months ended June 30, 2018. The same loan classification made up 98 percent of the post-modification balance of troubled debt restructured loans made in the six months ended June 30, 2018.

The following tables summarize troubled debt restructures that occurred during the twelve months ended June 30, 2018 that subsequently defaulted during the period indicated and remained in default at period end. There were no troubled debt restructures that occurred during the twelve months ended June 30, 2017 that subsequently defaulted during the three and six month periods ended June 30, 2017 and remained in default at June 30, 2017. A loan is considered in default if it is 30 or more days past due.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland			1	$272
Residential	2	$132	3	190
Total	2	$132	4	$462

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2,177,000 and $2,302,000 at June 30, 2018 and December 31, 2017, respectively.

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

The carrying amount of Purchased Credit Impaired Loans as of June 30, 2018 and December 31, 2017 was $23.3 million and $25.3 million, respectively; with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Beginning balance	$2,675	$2,890
Additions
Accretion	(927)	(1,437)
Reclassification from nonaccretable	675	970
Disposals
Ending balance	$2,423	$2,423

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning balance	$3,083	$3,951
Additions	667	667
Accretion	(1,158)	(4,396)
Reclassification from nonaccretable	682	3,052
Disposals	(667)	(667)
Ending balance	$2,607	$2,607

The following table presents loans acquired, as of the respective acquisition date, during the three and six months ended June 30, 2017, for which it was probable that all contractually required payments would not be collected. There were no loans acquired during the three and six months ended June 30, 2018.

Arlington Bank
Contractually required payments receivable at acquisition date	$6,183
Nonaccretable difference	2,891
Expected cash flows at acquisition date	3,292
Accretable difference	667
Basis in loans at acquisition date	$2,625

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2017, resulting in a goodwill balance of $445,355,000 as of June 30, 2018.

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

The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	June 30, 2018	December 31, 2017
Gross carrying amount	$85,869	$63,940
Core deposit intangibles acquired		18,164
Other intangibles acquired		3,765
Accumulated amortization	(58,165)	(54,721)
Total other intangibles	$27,704	$31,148

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2018	$3,275
2019	5,169
2020	3,632
2021	3,427
2022	3,325
After 2022	8,876
$27,704

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2018 and December 31, 2017, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2018, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $30.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with three Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2018, and 2017, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $315,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2018, the notional amount of customer-facing swaps was approximately $416,506,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2018, and December 31, 2017.

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$409	Other Assets	$18	Other Liabilities	$496	Other Liabilities	$1,383
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$13,118	Other Assets	$7,305	Other Liabilities	$13,118	Other Liabilities	$7,305

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest Rate Products	$291	$(404)	$799	$(370)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2018 and 2017.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Interest rate contracts	Interest Expense	$(105)	$(251)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest rate contracts	Interest Expense	$(275)	$(519)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2018, the termination value of derivatives in a net liability position related to these agreements was $557,000. As of June 30, 2018, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3,315,000. If the Corporation had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2018, and December 31, 2017.

		Fair Value Measurements Using:
June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$11,472		$11,472
State and municipal	544,873		540,938	$3,935
U.S. Government-sponsored mortgage-backed securities	540,461		540,457	4
Corporate obligations	31			31
Interest rate swap asset	13,118		13,118
Interest rate cap	409		409
Interest rate swap liability	13,614		13,614

		Fair Value Measurements Using:
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
State and municipal	$526,693		$522,750	$3,943
U.S. Government-sponsored mortgage-backed securities	470,866		470,866
Corporate obligations	31			31
Equity securities	2,357		2,353	4
Interest rate swap asset	7,305		7,305
Interest rate cap	18		18
Interest rate swap liability	8,688		8,688

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2018 and 2017.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance at beginning of the period	$3,966	$3,279	$3,978	$5,169
Included in other comprehensive income	1	48	(24)	59
Principal payments	3	3	16	(1,898)
Ending balance	$3,970	$3,330	$3,970	$3,330

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2018 or December 31, 2017.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and six months ended June 30, 2018 and 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for June 30, 2018, and December 31, 2017.

		Fair Value Measurements Using
June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$5,168			$5,168
Other real estate owned	916			916

		Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$9,576			$9,576
Other real estate owned	859			859

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2018 and December 31, 2017.

June 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,935	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	1% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$5,168	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (2%)

Other real estate owned	$916	Appraisals	Discount to reflect current market conditions	0% - 24% (4%)

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018, and December 31, 2017.

		June 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$133,893	$133,893
Interest-bearing time deposits	36,599	36,599
Investment securities available for sale	1,096,837		$1,092,867	$3,970
Investment securities held to maturity	522,846		509,022	10,621
Loans held for sale	2,046		2,046
Loans	7,003,516			6,769,759
Federal Home Loan Bank stock	24,588		24,588
Interest rate swap and cap asset	13,527		13,527
Interest receivable	38,530		38,530
Liabilities:
Deposits	$7,503,815	$6,033,005	$1,444,672
Borrowings:
Federal funds purchased	109,000		109,000
Securities sold under repurchase agreements	122,513		122,438
Federal Home Loan Bank advances	469,261		463,027
Subordinated debentures and term loans	138,352		124,214
Interest rate swap liability	13,614		13,614
Interest payable	4,807		4,807

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

Investment securities: Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The fair values of certain Level 3 securities were estimated using discounted cash flow analysis, using interest rates currently being offered on investments with similar maturities and investment quality.

Loans held for sale: The carrying amount approximates fair value due to the short duration between origination and date of sale.

Loans: For June 30, 2018, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analysis which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality.

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
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2018 and December 31, 2017 were:

	June 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$113,393		$1,505	$7,615	$122,513

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$126,187	$1,340	$1,500	$7,596	$136,623

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2018 and 2017:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(20,268)	874		(19,394)
Amounts reclassified from accumulated other comprehensive income	(2,157)	217		(1,940)
Period change	(22,425)	1,091	—	(21,334)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at June 30, 2018	$(11,523)	$(276)	$(13,069)	$(24,868)

Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	15,741	(239)		15,502
Amounts reclassified from accumulated other comprehensive income	(757)	337	(117)	(537)
Period change	14,984	98	(117)	14,965
Balance at June 30, 2017	$16,019	$(1,676)	$(12,959)	$1,384

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2018 and 2017.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2018	2017	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,122	$567	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(236)	(198)	Income tax expense
	$886	$369

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(105)	$(251)	Interest expense - subordinated debentures and term loans
Related income tax benefit	22	88	Income tax expense
	$(83)	$(163)

Unrealized gains (losses) on defined benefit plans
Amortization of prior service costs		$89	Other expenses - salaries and employee benefits
Related income tax expense		(31)	Income tax expense
	$—	$58

Total reclassifications for the period, net of tax	$803	$264

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss)Components	2018	2017	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$2,731	$1,165	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(574)	(408)	Income tax expense
	$2,157	$757

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(275)	$(519)	Interest expense - subordinated debentures and term loans
Related income tax benefit	58	182	Income tax expense
	$(217)	$(337)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs		$180	Other expenses - salaries and employee benefits
Related income tax expense		(63)	Income tax expense
	$—	$117

Total reclassifications for the period, net of tax	$1,940	$537
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten year life, become 100 percent vested ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSU") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of June 30, 2018, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2018 was $776,000 and $1,653,000, respectively, compared to $488,000 and $1,061,000, respectively, for the three and six months ended June 30, 2017. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.2 percent for the six months ended June 30, 2018, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense and the income tax benefit of such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock and ESPP Options
Pre-tax compensation expense	$24	$22	$49	$70
Income tax benefit	(80)	(59)	(138)	(305)
Stock and ESPP option expense, net of income taxes	$(56)	$(37)	$(89)	$(235)
Restricted Stock Awards
Pre-tax compensation expense	$752	$466	$1,604	$991
Income tax benefit	(181)	(170)	(747)	(880)
Restricted stock awards expense, net of income taxes	$571	$296	$857	$111
Total Share-Based Compensation
Pre-tax compensation expense	$776	$488	$1,653	$1,061
Income tax benefit	(261)	(229)	(885)	(1,185)
Total share-based compensation expense, net of income taxes	$515	$259	$768	$(124)

As of June 30, 2018, unrecognized compensation expense related to RSAs was $4,847,000 and is expected to be recognized over a weighted-average period of 1.45 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of June 30, 2018 and changes during the six months ended June 30, 2018, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	152,652	$16.71
Exercised	(44,932)	$21.20
Cancelled	(200)	$28.25
Outstanding June 30, 2018	107,520	$14.80	2.54	$3,397,202
Vested and Expected to Vest at June 30, 2018	107,520	$14.80	2.54	$3,397,202
Exercisable at June 30, 2018	107,520	$14.80	2.54	$3,397,202

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2018.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $1,038,000 and $1,514,000, respectively. Cash receipts of stock options exercised during this same period were $953,000 and $2,082,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2018	366,993	$29.79
Granted	8,600	$43.87
Vested	(98,021)	$22.99
Forfeited	(765)	$30.22
Unvested RSAs at June 30, 2018	276,807	$32.64

The grant date fair value of ESPP options was estimated at the beginning of the April 1, 2018 quarterly offering period of approximately $24,367. The ESPP options vested during the three months ending June 30, 2018, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2018.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21% for 2018 and 35% for 2017	$9,995	$10,970	$19,086	$21,596
Tax-exempt interest income	(2,045)	(2,632)	(4,060)	(5,181)
Share-based compensation	(91)	(29)	(532)	(784)
Tax-exempt earnings and gains on life insurance	(211)	(1,040)	(458)	(1,354)
Tax credits	(62)	(82)	(23)	(188)
Other	375	20	559	286
Actual Tax Expense	$7,961	$7,207	$14,572	$14,375

Effective Tax Rate	16.7%	23.0%	16.0%	23.3%

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018			2017
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$39,634	49,252,580	$0.80	$24,136	42,038,824	$0.57
Effect of potentially dilutive stock options and restricted stock awards		198,826			204,715
Diluted net income per share	$39,634	49,451,406	$0.80	$24,136	42,243,539	$0.57

	Six Months Ended June 30,
	2018			2017
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$76,313	49,222,779	$1.55	$47,329	41,514,565	$1.14
Effect of potentially dilutive stock options and restricted stock awards		217,266			220,456
Diluted net income per share	$76,313	49,440,045	$1.54	$47,329	41,735,021	$1.13

For the three and six months ended June 30, 2018 and 2017, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 15

IMPACT OF ACCOUNTING CHANGES

The Corporation continually monitors potential accounting changes and pronouncements. The following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Update No. 2018-07 - Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting

Summary - The FASB has issued an Accounting Standards Update (ASU) intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.
The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees.
The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a Corporation's adoption date of Topic 606, Revenue from Contracts with Customers. The Corporation plans to adopt the standard in the first quarter of 2019, but adoption of the standard is not expected to have a significant effect on the Corporation’s consolidated financial statements.

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
The Corporation expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Corporation is currently implementing third-party software that was purchased and is validating the data loaded into the solution. The implementation team meets on a regular basis to oversee activities and monitor progress. Methodologies are still being evaluated at this time so the magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

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

We believe there have been no significant changes during the six months ended June 30, 2018, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 117 banking locations in thirty-one Indiana, two Illinois and two Ohio counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT REGULATORY DEVELOPMENTS

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) was signed into law, which, among other things, modified a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that would have impacted us to the extent we continue to grow our balance sheet organically or through acquisitions. As required by the Dodd-Frank Act, the Federal Reserve and the FDIC adopted rules that required bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct annual company-run stress tests of capital and consolidated earnings and losses. While neither the Corporation nor the Bank currently has $10 billion or more in total assets, based upon our strategy for expansion through acquisition and our historic organic growth, we had previously begun preparations to comply with the stress test requirements when and if they became applicable. However, as part of the Economic Growth Act, the total asset threshold discussed above was raised from $10 billion to $250 billion. As a result, neither the Corporation nor the Bank will be required to conduct the stress tests mandated by the Dodd-Frank Act upon reaching $10 billion in assets.

The Economic Growth Act also enacted several important changes related to residential and commercial real estate lending that we believe will help reduce our operating and regulatory compliance costs.

Despite the improvements that have resulted from the Economic Growth Act for financial institutions with average total consolidated assets at or near the $10 billion threshold (such as the Corporation), many provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs for the Corporation. In addition, the Economic Growth Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported second quarter 2018 net income of $39.6 million, compared to $24.1 million during the second quarter of 2017. Diluted earnings per share for the period totaled $.80 per share, compared to $.57 per diluted share during the same period in 2017, an increase of 40.4 percent. Year-to-date net income totaled $76.3 million, compared to $47.3 million during the same period in 2017. Diluted earnings per share for the six months ended June 30, 2018 totaled $1.54, an increase of $0.41 per share, or 36.3 percent, over the same period in 2017. The increase in net income was driven by several key factors including strong core banking performance, two acquisitions that were fully integrated during the second half of 2017 and the impact of tax reform.

As of June 30, 2018, total assets equaled $9.7 billion, an increase of $367.2 million from December 31, 2017.  The Corporation's total loan portfolio increased $324.7 million, or 9.6 percent annualized, from December 31, 2017. The largest loan segments that experienced increases were commercial and industrial, construction and commercial and farmland. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for loan losses totaled $77.5 million as of June 30, 2018 and equaled 1.09 percent of total loans.  The Corporation's provision expense and net charge offs for the three months ended June 30, 2018 were $1.7 million and $540,000, respectively, compared to provision expense and net charge offs of $2.9 million and $629,000 during the same period of 2017. For the six months ended June 30, 2018, the Corporation's provision expense and net charge offs were $4.2 million and $1.7 million, respectively, compared to provision expense and net charge offs of $5.3 million and $826,000 during the same period 0f 2017. Credit metrics continued to improve, including a decline in non-accrual loans, which totaled $20.1 million as of June 30, 2018 compared to $28.7 million at December 31, 2017. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2018, total deposits equaled $7.5 billion, an increase of $331.3 million from December 31, 2017, or 9.2 percent annualized. The largest deposit increases from December 31, 2017 were in demand, certificates of deposit and savings deposits of $186.6 million, $107.4 million and $105.4 million, respectively. Those increases were offset by a $68.1 million decrease in brokered deposits from December 31, 2017. Total borrowings increased $4.7 million as of June 30, 2018, compared to December 31, 2017, primarily as federal funds purchased and securities sold under repurchase agreements decreased $35.0 million and $14.1 million, respectively, offset by an increase in Federal Home Loan Bank advances of $54.9 million.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81 percent of revenues for the six months ended June 30, 2018. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rates in effect of 21 percent and 35 percent were used for 2018 and 2017, respectively, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The lower effective income tax rates during the three and six months ended June 30, 2018 when compared to the same periods in 2017 were primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the period presented, the increase in net interest income was primarily driven by core organic loan growth and an increase in earning assets attributable to acquisitions of Arlington Bank in May 2017 and IAB in July 2017.

In the second quarter of 2018, asset yields increased 30 basis points FTE and interest costs increased 33 basis points, resulting in a 3 basis point FTE decrease in net interest spread as compared to the same period in 2017. Primarily as a result of organic loan growth and acquisitions, average earning assets increased $1,928,722,000 in the second quarter of 2018 compared to the second quarter of 2017. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3,812,000 and $2,279,000, respectively, for the three months ended June 30, 2018 and 2017. Net interest margin, on a tax equivalent basis, increased to 3.99 percent for the second quarter of 2018 compared to 3.95 percent during the same period in 2017.

In the six months ended June 30, 2018, asset yields increased 23 basis points FTE and interest costs increased 30 basis points, resulting in a 7 basis point FTE decrease in net interest spread as compared to the same period in 2017. Primarily as a result of organic loan growth and acquisitions, average earning assets increased $1,908,718,000 in the six months ended June 30, 2018 compared to the same period in 2017. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $6,970,000 and $6,572,000, respectively, for the six months ended June 30, 2018 and 2017. Net interest margin, on a tax equivalent basis, remained at 3.96 percent for the six months ended June 30, 2018 compared to 3.96 percent during the same period in 2017.

Asset yields increased primarily as a result of the Federal Reserve's discount rate increases of 25 basis points at each of the Board's March, June and December 2017 meetings and the March and June 2018 meetings. Interest costs also increased as both core deposits and wholesale funding rates increased year over year.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and six months ended June 30, 2018, and 2017.

(Dollars in Thousands)	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$142,385	$633	1.78%	$42,794	$114	1.07%
Federal Home Loan Bank stock	24,588	263	4.28	18,655	204	4.37
Investment Securities: (1)
Taxable	852,865	5,434	2.55	717,818	4,180	2.33
Tax-Exempt (2)	745,598	7,906	4.24	596,223	7,832	5.25
Total Investment Securities	1,598,463	13,340	3.34	1,314,041	12,012	3.66
Loans held for sale	6,408	83	5.18	3,791	65	6.86
Loans: (3)
Commercial	5,142,093	67,510	5.25	3,911,477	45,400	4.64
Real Estate Mortgage	729,681	8,792	4.82	647,032	7,229	4.47
Installment	631,897	8,278	5.24	546,339	6,692	4.90
Tax-Exempt (2)	465,658	4,597	3.95	328,322	3,834	4.67
Total Loans	6,975,737	89,260	5.12	5,436,961	63,220	4.65
Total Earning Assets	8,741,173	103,496	4.74%	6,812,451	75,550	4.44%
Net unrealized gain (loss) on securities available for sale	(13,068)			4,908
Allowance for loan losses	(77,197)			(69,068)
Cash and cash equivalents	132,481			153,247
Premises and equipment	94,757			92,026
Other assets	818,874			578,225
Total Assets	$9,697,020			$7,571,789
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,325,705	$4,276	0.74%	$1,596,182	$1,089	0.27%
Money market deposits	1,081,830	1,583	0.59	901,077	600	0.27
Savings deposits	1,096,003	1,332	0.49	791,464	161	0.08
Certificates and other time deposits	1,491,207	4,974	1.33	1,281,132	3,287	1.03
Total Interest-bearing Deposits	5,994,745	12,165	0.81	4,569,855	5,137	0.45
Borrowings	674,040	4,135	2.45	618,335	3,230	2.09
Total Interest-bearing Liabilities	6,668,785	16,300	0.98	5,188,190	8,367	0.65
Noninterest-bearing deposits	1,642,076			1,360,677
Other liabilities	58,818			39,826
Total Liabilities	8,369,679			6,588,693
Stockholders' Equity	1,327,341			983,096
Total Liabilities and Stockholders' Equity	$9,697,020	16,300		$7,571,789	8,367
Net Interest Income (FTE)		$87,196			$67,183
Net Interest Spread (FTE)			3.76%			3.79%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.74%			4.44%
Interest Expense / Average Earning Assets			0.75%			0.49%
Net Interest Margin (FTE)			3.99%			3.95%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent and 35 percent for 2018 and 2017, respectively. These totals equal $2,625 and $4,083 for the three months ended June 30, 2018 and 2017, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$87,883	$764	1.74%	$36,662	$158	0.86%
Federal Reserve and Federal Home Loan Bank stock	24,487	667	5.45	18,312	393	4.29
Investment Securities: (1)
Taxable	831,743	10,530	2.53	714,672	8,488	2.38
Tax-Exempt (2)	741,096	15,661	4.23	591,401	15,529	5.25
Total Investment Securities	1,572,839	26,191	3.33	1,306,073	24,017	3.68
Loans held for sale	8,515	221	5.19	3,197	109	6.82
Loans: (3)
Commercial	5,061,717	129,663	5.12	3,846,622	89,494	4.65
Real Estate Mortgage	729,202	16,791	4.61	596,990	13,350	4.47
Installment	627,686	16,255	5.18	539,272	12,790	4.74
Tax-Exempt (2)	466,747	9,149	3.92	323,230	7,423	4.59
Total Loans	6,893,867	172,079	4.99	5,309,311	123,166	4.64
Total Earning Assets	8,579,076	199,701	4.66%	6,670,358	147,734	4.43%
Net unrealized gain on securities available for sale	(9,772)			2,762
Allowance for loan losses	(76,528)			(68,007)
Cash and cash equivalents	129,499			128,768
Premises and equipment	95,139			92,519
Other assets	818,360			569,050
Total Assets	$9,535,774			$7,395,450
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,153,878	$6,965	0.65%	$1,554,740	$1,926	0.25%
Money market deposits	1,085,740	2,858	0.53	845,536	941	0.22
Savings deposits	1,021,386	1,714	0.34	784,033	317	0.08
Certificates and other time deposits	1,488,664	9,630	1.29	1,223,426	6,077	0.99
Total Interest-bearing Deposits	5,749,668	21,167	0.74	4,407,735	9,261	0.42
Borrowings	760,643	8,837	2.32	641,499	6,341	1.98
Total Interest-bearing Liabilities	6,510,311	30,004	0.92	5,049,234	15,602	0.62
Noninterest-bearing deposits	1,646,660			1,353,649
Other liabilities	60,679			43,798
Total Liabilities	8,217,650			6,446,681
Stockholders' Equity	1,318,124			948,769
Total Liabilities and Stockholders' Equity	$9,535,774	30,004		$7,395,450	15,602
Net Interest Income (FTE)		$169,697			$132,132
Net Interest Spread (FTE)			3.74%			3.81%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.66%			4.43%
Interest Expense / Average Earning Assets			0.70%			0.47%
Net Interest Margin (FTE)			3.96%			3.96%

(1)  Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent and 35 percent for 2018 and 2017, respectively. These totals equal $5,210 and $8,033 for the six months ended June 30, 2018 and 2017, respectively.

(3) Non-accruing loans have been included in the average balances.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income decreased $243,000, or 1.3 percent, in the second quarter of 2018, compared to the second quarter of 2017.  The largest non-interest income decline in the second quarter of 2018 when compared to the second quarter of 2017, was a decrease of $2.1 million in gains on life insurance benefits. Offsetting this decline, the larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in service charges on deposit accounts and fiduciary and wealth management fees of $1.1 million. Details of the Corporation's 2017 acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Additionally, the second quarter of 2018 contained an increase of $555,000 in gains on sales of available for sale securities when compared to the second quarter of 2017.

During the first six months of 2018, non-interest income increased $4.5 million, or 13.4 percent, over the same period in 2017. The larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in service charges on deposit accounts, fiduciary and wealth management fees, other customer fees and net gains and fees on sales of loans of $3.6 million in the first six months of 2018 when compared to the same period in 2017. Additionally, in the first six months of 2018, gains on sales of available for sale securities and other income increased $1.6 million and $1.0 million, respectively, over the same period in 2017.

The increases were offset by a decrease of $2.0 million in gains on life insurance benefits over the same period 2017.

NON-INTEREST EXPENSE

Non-interest expenses increased $6.2 million, or 13.1 percent, in the second quarter of 2018, compared to the second quarter of 2017.  The acquisitions of Arlington Bank and IAB were the largest contributing factor to the increase. The significantly larger franchise and customer base growth resulted in increases in most non-interest expense categories with the largest increases in salaries and employee benefits, net occupancy, equipment, marketing and outside data processing expenses, which totaled $7.2 million. Additionally, intangible asset amortization increased $727,000 due to amortization related to the Arlington Bank and IAB intangibles.

Partially offsetting the increases in the second quarter of 2018, the Corporation continued to experience moderate other real estate owned and foreclosure expenses as the category declined $369,000 from the same period in 2017. Additionally, the Corporation incurred $1.5 million less in professional and other outside services in the second quarter of 2018 primarily due to Arlington contract termination and core system conversion expenses recognized in the second quarter 2017.

During the first six months of 2018, non-interest expenses increased $16.8 million, or 18.6 percent, when compared to the first six months of 2017. The significantly larger franchise and customer base growth from acquisitions resulted in increases in most non-interest expense categories for the first six months of 2018 compared to the same period in 2017. The largest increase was in salaries and employee benefits of $11.6 million, or 22.0 percent, over the same period last year due to the addition of personnel from the acquisition of Arlington Bank and IAB. Additional categories experiencing increases were net occupancy, equipment, marketing and other expenses which increased $4.7 million compared to the same period of 2017. Intangible asset amortization increased $1.6 million due to amortization related to the Arlington Bank and IAB intangibles.

Partially offsetting the increases is a $1.7 million decrease in professional and other outside services primarily due to Arlington contract termination and core system conversion expenses recognized in the first six months of 2017. Additionally, in the first six months of 2018, the Corporation recognized a decrease in other real estate owned and foreclosure expenses of $498,000 when compared to the same period of 2017.

INCOME TAXES

Income tax expense for the second quarter of 2018 was $7,961,000 on pre-tax net income of $47,595,000.  For the same period in 2017, income tax expense was $7,207,000 on pre-tax net income of $31,343,000. The effective income tax rates for the second quarter of 2018 and 2017 were 16.7 percent and 23.0 percent, respectively.

Income tax expense for the six months ended June 30, 2018 was $14,572,000 on pre-tax net income of $90,885,000.  For the same period in 2017, income tax expense was $14,375,000 on pre-tax net income of $61,704,000. The effective income tax rates for the six months ended June 30, 2018 and 2017 were 16.0 percent and 23.3 percent, respectively.

The lower effective income tax rates during the three and six months ended June 30, 2018 when compared to the same period in 2017 was primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. Effective January 1, 2018, the TCJA made widespread changes to the U.S. tax law, including but not limited to: (1) permanently reducing the federal corporate tax rate from 35 percent to 21 percent, (2) modifying bonus depreciation to allow for full expensing of qualified property, and (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized.

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

As of June 30, 2018, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of June 30, 2018 and December 31, 2017 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,105,477	13.81%	$640,213	8.00%	N/A	N/A
First Merchants Bank	1,065,251	13.22	644,715	8.00	$805,894	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$962,934	12.03%	$480,160	6.00%	N/A	N/A
First Merchants Bank	987,708	12.26	483,536	6.00	$644,715	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$896,904	11.21%	$360,120	4.50%	N/A	N/A
First Merchants Bank	987,708	12.26	362,652	4.50	$523,831	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$962,934	10.43%	$369,154	4.00%	N/A	N/A
First Merchants Bank	987,708	10.72	368,581	4.00	$460,726	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,048,757	13.69%	$612,848	8.00%	N/A	N/A
First Merchants Bank	1,016,355	13.17	617,477	8.00	$771,847	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$908,725	11.86%	$459,636	6.00%	N/A	N/A
First Merchants Bank	941,323	12.20	463,108	6.00	$617,477	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$842,806	11.00%	$344,727	4.50%	N/A	N/A
First Merchants Bank	941,323	12.20	347,331	4.50	$501,700	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$908,725	10.43%	$348,407	4.00%	N/A	N/A
First Merchants Bank	941,323	10.83	347,794	4.00	$434,742	5.00%

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

	June 30, 2018		December 31, 2017
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,340,328	$1,432,722	$1,303,463	$1,404,303
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	24,868	22,589	3,534	763
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	66,030		65,919
Less: Disallowed Goodwill and Intangible Assets	(466,063)	(465,616)	(464,066)	(463,618)
Less: Disallowed Deferred Tax Assets	(2,104)	(1,862)
Total Tier 1 Capital (Regulatory)	962,934	987,708	908,725	941,323
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	77,543	77,543	75,032	75,032
Total Risk-Based Capital (Regulatory)	$1,105,477	$1,065,251	$1,048,757	$1,016,355

Net Risk-Weighted Assets (Regulatory)	$8,002,666	$8,058,938	$7,660,604	$7,718,467
Average Assets	$9,228,853	$9,214,525	$8,710,171	$8,694,838

Total Risk-Based Capital Ratio (Regulatory)	13.81%	13.22%	13.69%	13.17%
Tier 1 Capital to Risk-Weighted Assets	12.03%	12.26%	11.86%	12.20%
Tier 1 Capital to Average Assets	10.43%	10.72%	10.43%	10.83%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$962,934	$987,708	$908,725	$941,323
Less: Qualified Capital Securities	(66,030)		(65,919)
CET1 Capital (Regulatory)	$896,904	$987,708	$842,806	$941,323

Net Risk-Weighted Assets (Regulatory)	$8,002,666	$8,058,938	$7,660,604	$7,718,467
CET1 Capital Ratio (Regulatory)	11.21%	12.26%	11.00%	12.20%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.36 percent at June 30, 2018, and 9.30 percent at December 31, 2017.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	June 30, 2018	December 31, 2017
Total Stockholders' Equity (GAAP)	$1,340,328	$1,303,463
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(473,059)	(476,503)
Tangible common equity (non-GAAP)	$867,144	$826,835
Total assets (GAAP)	$9,734,715	$9,367,478
Less: Intangible assets (GAAP)	(473,059)	(476,503)
Tangible assets (non-GAAP)	$9,261,656	$8,890,975
Tangible common equity to tangible assets (non-GAAP)	9.36%	9.30%

Tangible common equity (non-GAAP)	$867,144	$826,835
Plus: Tax Benefit of intangibles (non-GAAP)	5,699	6,789
Tangible common equity, net of tax (non-GAAP)	$872,843	$833,624
Common Stock outstanding	49,280	49,158
December 31 - tangible book value - common (non-GAAP)	$17.71	$16.96

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2018	2017	2018	2017
Average goodwill (GAAP)	$445,354	$266,942	$445,354	$255,534
Average core deposit intangible (GAAP)	28,664	15,483	29,480	14,935
Average deferred tax on CDI (GAAP)	(5,887)	(6,217)	(6,055)	(6,002)
Intangible adjustment (non-GAAP)	$468,131	$276,208	$468,779	$264,467
Average stockholders' equity (GAAP)	$1,327,341	$983,096	$1,318,124	$948,769
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(468,131)	(276,208)	(468,779)	(264,467)
Average tangible capital (non-GAAP)	$859,085	$706,763	$849,220	$684,177
Average assets (GAAP)	$9,697,020	$7,571,789	$9,535,774	$7,395,450
Intangible adjustment (non-GAAP)	(468,131)	(276,208)	(468,779)	(264,467)
Average tangible assets (non-GAAP)	$9,228,889	$7,295,581	$9,066,995	$7,130,983
Net income available to common stockholders (GAAP)	$39,634	$24,136	$76,313	$47,329
CDI amortization, net of tax (GAAP)	1,357	644	2,721	1,231
Tangible net income available to common stockholders (non-GAAP)	$40,991	$24,780	$79,034	$48,560
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.80	$0.57	$1.54	$1.13
Diluted tangible net income available to common stockholders (non-GAAP)	$0.83	$0.59	$1.60	$1.16
Ratios:
Return on average GAAP capital (ROE)	11.94%	9.82%	11.58%	9.98%
Return on average tangible capital	19.09%	14.02%	18.61%	14.20%
Return on average assets (ROA)	1.63%	1.28%	1.60%	1.28%
Return on average tangible assets	1.78%	1.36%	1.74%	1.36%

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

At June 30, 2018, non-performing loans totaled $20,687,000, a decrease of $9,050,000 from December 31, 2017 and $7,389,000 from March 31, 2018. Loans not accruing interest income totaled $20,143,000 at June 30, 2018, a decrease of $8,581,000 from December 31, 2017. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 261.2 percent at December 31, 2017 to 385.0 percent at June 30, 2018. This non-accrual coverage ratio at March 31, 2018 was 277.9 percent. Troubled debt restructures totaled $544,000 at June 30, 2018, a decrease of $469,000 from December 31, 2017. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned, totaling $9,071,000 at June 30, 2018, decreased $627,000 from March 31, 2018 and $1,302,000 from December 31, 2017. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2018, impaired loans totaled $14,076,000, a decrease of $9,135,000 from the December 31, 2017 balance of $23,211,000. At June 30, 2018, a specific allowance for losses was not deemed necessary for impaired loans totaling $11,962,000 as there were no identified losses on these credits. An allowance of $497,000 was recorded for the remaining balance of these impaired loans totaling $2,114,000 and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets, which include non-accrual loans, renegotiated loans, and other real estate owned, plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	June 30, 2018	December 31, 2017
Non-Performing Assets:
Non-accrual loans	$20,143	$28,724
Renegotiated loans	544	1,013
Non-performing loans (NPL)	20,687	29,737
Other real estate owned	9,071	10,373
Non-performing assets (NPA)	29,758	40,110
90+ days delinquent and still accruing	184	924
NPAs and 90+ days delinquent	$29,942	$41,034
Impaired Loans	$14,076	$23,211

The non-accrual balances in the table above include troubled debt loan restructures totaling $2,233,000 and $3,630,000 as of June 30, 2018 and December 31, 2017, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	June 30, 2018	December 31, 2017
Non-performing assets:
Commercial and industrial loans	$2,736	$3,278
Agricultural production financing and other loans to farmers	640	1,027
Real estate loans:
Construction	2,621	2,980
Commercial and farmland	15,932	20,382
Residential	6,637	11,051
Home equity	1,295	2,239
Individuals' loans for household and other personal expenditures	81	77
Non-performing assets plus 90+ days delinquent	$29,942	$41,034

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

At June 30, 2018, the allowance for loan losses was $77,543,000, an increase of $2,511,000 from December 31, 2017. As a percent of loans, the allowance was 1.09 percent at June 30, 2018, compared to 1.11 percent at December 31, 2017. The provision for loan losses for the three months and six months ended June 30, 2018 was $1,663,000 and $4,163,000, respectively, and was primarily a result of organic loan growth during the period. Comparatively, the provision for loan losses for the three and six months ended June 30, 2017 was $2,875,000 and $5,260,000, respectively. The year-over-year decrease in the provision for loan losses was primarily the result of continued credit metric improvement, including a decline in non-accrual loans, which totaled $20.1 million as of June 30, 2018, a decline of $8.6 million from December 31, 2017. Specific reserves on impaired loans decreased $1,140,000 from $1,637,000 at December 31, 2017, to $497,000 at June 30, 2018.

Net charge-offs totaling $540,000 were recognized for the three months ended June 30, 2018. Comparatively, the same period in 2017 had net charge-offs of $629,000.  For the three and six months ended June 30, 2018, there were two charge-offs greater than $500,000 totaling $1,300,000. Additionally, for the three and six months ended June 30, 2018, recoveries on a single relationship totaled $802,000 and $809,000, respectively. For the three and six months ended June 30, 2017, there were no individual charge-offs or recoveries over $500,000. The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2018 and 2017 are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
Net charge-offs:
Commercial and industrial loans	$(223)	$(118)	$220	$206
Agricultural production financing and other loans to farmers	(3)	(103)	44	(58)
Real estate loans:
Construction	736	(33)	738	(27)
Commercial and farmland	192	519	(88)	101
Residential	(299)	66	151	94
Home equity	102	264	442	424
Individuals' loans for household and other personal expenditures	35	34	145	86
Total net charge-offs	$540	$629	$1,652	$826

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1,096,837,000 at June 30, 2018, an increase of $96,890,000, or 9.7 percent, from December 31, 2017.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $24,829,000 at June 30, 2018. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At June 30, 2018, total borrowings from the FHLB were $469,261,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2018 was $446,707,000.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at June 30, 2018 are as follows:

(Dollars in Thousands)	June 30, 2018
Amounts of commitments:
Loan commitments to extend credit	$2,675,123
Standby and commercial letters of credit	34,809
$2,709,932

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at June 30, 2018 are as follows:

(Dollars in Thousands)	Remaining 2018	2019	2020	2021	2022	2023	2024 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$1,590	$3,699	$3,567	$3,283	$3,150	$2,622	$12,608		$30,519
Federal funds purchased	109,000								109,000
Securities sold under repurchase agreements	122,513								122,513
Federal Home Loan Bank advances	146,275	121,713	41,273	55,000	45,000	35,000	25,000		469,261
Subordinated debentures and term loans							142,322	(3,970)	138,352
Total	$379,378	$125,412	$44,840	$58,283	$48,150	$37,622	$179,930	$(3,970)	$869,645

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2018, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2018, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2018
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(24)
FHLB advances	200	(100)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2018
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$331,125	$354,876	$312,607
Variance from base		$23,751	$(18,518)
Percent of change from base		7.17%	(5.59)%

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

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2018 and December 31, 2017. Earning assets increased by $386,106,000 during the six months ended June 30, 2018.

Loans and loans held for sale increased $324,690,000 from December 31, 2017. The largest loan segments that experienced increases were commercial and industrial, construction and commercial and farmland. The largest loan segments that experienced decreases were agricultural production financing and other loans to farmers and other commercial loans. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest-bearing time deposits and investment securities increased $1,572,000 and $59,081,000, respectively, since December 31, 2017.

(Dollars in Thousands)	June 30, 2018	December 31, 2017
Interest-bearing time deposits	$36,599	$35,027
Investment securities available for sale	1,096,837	999,947
Investment securities held to maturity	522,846	560,655
Loans held for sale	2,046	7,216
Loans	7,081,059	6,751,199
Federal Home Loan Bank stock	24,588	23,825
Total	$8,763,975	$8,377,869

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

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2018	507	$42.54
May, 2018
June, 2018	60	$46.45

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

First Merchants Corporation
(Registrant)

Date: August 9, 2018	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)