Form 10-K/A
period 2017-12-31
FIRST MERCHANTS CORP
filed 2018-09-28
CIK 712534

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

EXPLANATORY NOTE

First Merchants Corporation (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2017 for the sole purpose of satisfying the requirements of Rule 15d-21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the First Merchants Corporation Employee Stock Purchase Plan (2009). This Amendment also serves to update the exhibit description in connection therewith.

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
(3) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2018.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 28th day of September, 2018.

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

/s/ Michael C. Marhenke*
Michael C. Marhenke, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney was filed with Securities and Exchange Commission as an exhibit to the initial Annual Report on Form 10-K, filed September 28, 2018.

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact September 28, 2018