Form 10-Q
period 2018-09-30
FIRST MERCHANTS CORP
filed 2018-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 49,658,419 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Arlington Bank	The Arlington Bank, which was acquired by the Corporation on May 19, 2017.
ASC	Accounting Standards Codification
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CET1	Common Equity Tier 1
CMT	Constant Maturity Treasury
Corporation	First Merchants Corporation
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
IAB	Independent Alliance Banks, Inc., which was acquired by the Corporation on July 14, 2017.
OREO	Other real estate owned
RSA	Restricted Stock Awards
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$142,501	$154,905
Interest-bearing time deposits	66,763	35,027
Investment securities available for sale	1,149,162	999,947
Investment securities held to maturity (fair value of $468,452 and $568,208)	476,089	560,655
Loans held for sale	3,022	7,216
Loans, net of allowance for loan losses of $78,406 and $75,032	7,009,665	6,676,167
Premises and equipment	93,728	95,852
Federal Home Loan Bank stock	24,588	23,825
Interest receivable	38,531	37,130
Goodwill	445,355	445,355
Other intangibles	26,054	31,148
Cash surrender value of life insurance	223,865	223,557
Other real estate owned	8,859	10,373
Tax asset, deferred and receivable	25,933	23,983
Other assets	53,167	42,338
TOTAL ASSETS	$9,787,282	$9,367,478
LIABILITIES
Deposits:
Noninterest-bearing	$1,464,190	$1,761,553
Interest-bearing	6,168,962	5,410,977
Total Deposits	7,633,152	7,172,530
Borrowings:
Federal funds purchased	90,000	144,038
Securities sold under repurchase agreements	118,824	136,623
Federal Home Loan Bank advances	385,458	414,377
Subordinated debentures and term loans	138,408	139,349
Total Borrowings	732,690	834,387
Interest payable	5,920	4,390
Other liabilities	54,094	52,708
Total Liabilities	8,425,856	8,064,015
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 49,304,542 and 49,158,238 shares	6,163	6,145
Additional paid-in capital	837,996	834,870
Retained earnings	552,551	465,231
Accumulated other comprehensive loss	(35,409)	(2,908)
Total Stockholders' Equity	1,361,426	1,303,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,787,282	$9,367,478

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable:
Taxable	$88,479	$71,491	$251,409	$187,234
Tax exempt	3,761	2,851	10,989	7,676
Investment securities:
Taxable	5,514	4,524	16,044	13,012
Tax exempt	6,493	5,455	18,865	15,549
Deposits with financial institutions	270	284	1,034	442
Federal Home Loan Bank stock	283	242	950	635
Total Interest Income	104,800	84,847	299,291	224,548
INTEREST EXPENSE
Deposits	13,685	6,710	34,852	15,971
Federal funds purchased	229	175	670	506
Securities sold under repurchase agreements	174	133	519	331
Federal Home Loan Bank advances	2,137	1,464	6,141	3,619
Subordinated debentures and term loans	2,089	1,945	6,136	5,602
Total Interest Expense	18,314	10,427	48,318	26,029
NET INTEREST INCOME	86,486	74,420	250,973	198,519
Provision for loan losses	1,400	2,083	5,563	7,343
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	85,086	72,337	245,410	191,176
OTHER INCOME
Service charges on deposit accounts	5,619	5,044	15,434	13,656
Fiduciary and wealth management fees	3,673	3,783	11,064	10,556
Other customer fees	5,038	4,553	14,991	13,298
Increase in cash surrender value of life insurance	961	1,058	2,946	2,773
Gains on life insurance benefits	—	517	198	2,671
Net gains and fees on sales of loans	1,841	2,317	5,262	5,209
Net realized gains on sales of available for sale securities	1,285	332	4,016	1,497
Other income	1,110	1,064	3,368	2,288
Total Other Income	19,527	18,668	57,279	51,948
OTHER EXPENSES
Salaries and employee benefits	32,936	33,244	97,354	86,052
Net occupancy	4,586	4,371	13,604	12,552
Equipment	3,483	3,478	10,707	9,192
Marketing	1,216	1,021	3,574	2,378
Outside data processing fees	3,422	3,162	9,848	8,864
Printing and office supplies	334	366	992	905
Intangible asset amortization	1,650	1,698	5,094	3,592
FDIC assessments	856	704	2,286	1,853
Other real estate owned and foreclosure expenses	455	330	1,219	1,592
Professional and other outside services	1,844	5,843	5,174	10,843
Other expenses	4,240	4,491	12,361	11,300
Total Other Expenses	55,022	58,708	162,213	149,123
INCOME BEFORE INCOME TAX	49,591	32,297	140,476	94,001
Income tax expense	8,478	7,939	23,050	22,314
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$41,113	$24,358	$117,426	$71,687
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.83	$0.50	$2.38	$1.64
Diluted Net Income Available to Common Stockholders	$0.83	$0.50	$2.37	$1.63
Cash Dividends Paid	$0.22	$0.18	$0.62	$0.51
Average Diluted Shares Outstanding (in thousands)	49,492	48,644	49,458	44,063

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$41,113	$24,358	$117,426	$71,687
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $2,596, $4,101, $7,470 and $4,374	(9,765)	(7,617)	(30,032)	8,124
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $44, $3, $212 and $134	166	(7)	1,039	(246)
Reclassification adjustment for net gains included in net income, net of tax of $250, $32, $766 and $258	(942)	(60)	(2,882)	(480)
Defined benefit pension plan amortization of prior service cost, net of tax of $31 and $94	—	(58)	—	(175)
Total other comprehensive income (loss), net of tax	(10,541)	(7,742)	(31,875)	7,223
Comprehensive income	$30,572	$16,616	$85,551	$78,910

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income:
Net income						117,426		117,426
Other comprehensive loss, net of tax							(31,875)	(31,875)
Cash dividends on common stock ($.62 per share)						(30,732)		(30,732)
Reclassification adjustment under ASU 2018-02						626	(626)	—
Share-based compensation			106,833	13	2,533			2,546
Stock issued under employee benefit plans			13,448	2	513			515
Stock issued under dividend reinvestment and stock purchase plan			18,761	2	877			879
Stock options exercised			51,243	6	1,087			1,093
Stock redeemed			(43,981)	(5)	(1,884)			(1,889)
Balances, September 30, 2018	125	$125	49,304,542	$6,163	$837,996	$552,551	$(35,409)	$1,361,426

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flow From Operating Activities:
Net income	$117,426	$71,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,563	7,343
Depreciation and amortization	6,630	5,696
Change in deferred taxes	3,750	3,542
Share-based compensation	2,546	1,884
Loans originated for sale	(277,312)	(246,979)
Proceeds from sales of loans held for sale	285,297	257,695
Gains on sales of loans held for sale	(3,791)	(4,081)
Gains on sales of securities available for sale	(4,016)	(1,497)
Increase in cash surrender of life insurance	(2,946)	(2,773)
Gains on life insurance benefits	(198)	(2,671)
Change in interest receivable	(1,401)	(2,074)
Change in interest payable	1,530	597
Other adjustments	3,077	(9,006)
Net cash provided by operating activities	136,155	79,363
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(31,736)	200,013
Purchases of:
Securities available for sale	(341,433)	(307,220)
Securities held to maturity		(30,220)
Proceeds from sales of securities available for sale	126,136	54,513
Proceeds from maturities of:
Securities available for sale	56,533	52,176
Securities held to maturity	52,258	55,276
Change in Federal Home Loan Bank stock	(763)	40
Net change in loans	(347,054)	(401,977)
Net cash and cash equivalents received in acquisition		54,536
Proceeds from the sale of other real estate owned	2,069	5,046
Proceeds from life insurance benefits	2,836	11,642
Other adjustments	2,708	(1,656)
Net cash used in investing activities	(478,446)	(307,831)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	342,471	132,145
Certificates of deposit and other time deposits	118,151	107,322
Borrowings	1,451,467	894,674
Repayment of borrowings	(1,552,068)	(866,231)
Cash dividends on common stock	(30,732)	(22,909)
Stock issued under employee benefit plans	515	367
Stock issued under dividend reinvestment and stock purchase plans	879	714
Stock options exercised	1,093	2,323
Stock redeemed	(1,889)	(1,257)
Net cash provided by financing activities	329,887	247,148
Net Change in Cash and Cash Equivalents	(12,404)	18,680
Cash and Cash Equivalents, January 1	154,905	127,927
Cash and Cash Equivalents, September 30	$142,501	$146,607
Additional cash flow information:
Interest paid	$46,788	$24,183
Income tax paid	13,719	18,000
Loans transferred to other real estate owned	405	8,210
Fixed assets transferred to other real estate owned	374
Non-cash investing activities using trade date accounting	828	3,798
Investments transferred from held to maturity to available for sale in accordance with ASU 2017-12	30,794

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired		$1,531,397
Cash paid in acquisition		(12)
Less: Common stock issued		321,431
Liabilities assumed	$—	$1,209,954

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The significant accounting policies followed by the Corporation and its wholly-owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying Consolidated Condensed Financial Statements.

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2017, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

Recent Accounting Changes

ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Corporation elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased accumulated other comprehensive income (loss) and increased retained earnings in 2018.

ASU 2017-12 - "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") is intended to improve and simplify accounting rules around hedge accounting. The ASU is effective for public companies in 2019 and private companies in 2020. Early adoption is permitted. The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies and for fiscal years beginning after December 15, 2019 (and interim periods for fiscal years beginning after December 15, 2020), for private companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. ASU 2017-12 requires a modified retrospective transition method in which a cumulative effect of the change on the opening balance of each affected component of equity is recognized in the statement of financial position as of the date of adoption. The Corporation adopted this standard in the third quarter of 2018. As permitted by the ASU, the Corporation reclassified $30.8 million of state and municipal securities with unrealized gains of $450,000 from the held to maturity portfolio to the available for sale portfolio. Other than this reclassification of securities, adoption of the standard did not have a significant impact on the Corporation’s consolidated financial statements.

ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07") applies to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation - Retirement Benefits. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation adopted this ASU in 2018. Adoption of the standard did not have a significant impact on the Corporation’s consolidated financial statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities" ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (loss). ASU 2016-01 became effective for the Corporation on January 1, 2018. The adoption of the guidance did not result in any cumulative effect adjustment in 2018. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, the Corporation refined the calculation used to determine the disclosed fair value of loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on the fair value disclosures included in NOTE 9. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES of these Notes to Consolidated Condensed Financial Statements.

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

Of the total purchase price, $17,403,000 has been allocated to other intangible assets. Approximately $13.6 million was allocated to a core deposit intangible, which will be amortized over its estimated life of 10 years. Approximately $3.8 million was allocated to a non-compete intangible, which will be amortized over its estimated life of 2 years. The remaining purchase price was allocated to goodwill, which is not deductible for tax purposes.

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

Of the total purchase price, $4,526,000 has been allocated to a core deposit intangible that will be amortized over its estimated life of 10 years. The remaining purchase price was allocated to goodwill, which is not deductible for tax purposes.

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

The pro forma information includes adjustments for interest income on loans, interest expense on deposits and borrowings, premises expense for banking centers acquired and amortization of intangibles arising from the transactions and the related income tax effects. The pro forma information for the year ended December 31, 2017 includes operating revenue of $9.0 million and $21.4 million from the Arlington Bank and IAB acquisitions since the date of acquisition, respectively. Additionally, $15.4 million, net of tax, of expenses directly attributable to the Arlington Bank and IAB acquisitions were included in the year ended December 31, 2017 pro forma information. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2018
U.S. Government-sponsored agency securities	$18,492		$134	$18,358
State and municipal	611,528	2,920	14,280	600,168
U.S. Government-sponsored mortgage-backed securities	547,223	71	16,689	530,605
Corporate obligations	31			31
Total available for sale	1,177,274	2,991	31,103	1,149,162
Held to maturity at September 30, 2018
U.S. Government-sponsored agency securities	22,618		833	21,785
State and municipal	192,124	1,161	1,748	191,537
U.S. Government-sponsored mortgage-backed securities	260,347	300	6,514	254,133
Foreign Investments	1,000		3	997
Total held to maturity	476,089	1,461	9,098	468,452
Total Investment Securities	$1,653,363	$4,452	$40,201	$1,617,614

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2017
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618		435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign Investment	1,000			1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2018:
Due in one year or less	$24,098	$24,360	$5,161	$5,178
Due after one through five years	17,294	17,511	48,155	47,042
Due after five through ten years	75,416	75,498	57,950	58,212
Due after ten years	513,243	501,188	104,476	103,887
	630,051	618,557	215,742	214,319
U.S. Government-sponsored mortgage-backed securities	547,223	530,605	260,347	254,133
Total Investment Securities	$1,177,274	$1,149,162	$476,089	$468,452

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2017
Due in one year or less	$425	$425	$12,015	$12,158
Due after one through five years	5,040	5,204	76,146	76,334
Due after five through ten years	74,921	78,806	54,441	55,679
Due after ten years	430,497	442,289	116,610	120,657
	510,883	526,724	259,212	264,828
U.S. Government-sponsored mortgage-backed securities	473,325	470,866	301,443	303,380
Equity securities	2,357	2,357
Total Investment Securities	$986,565	$999,947	$560,655	$568,208

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $426,200,000 at September 30, 2018, and $475,999,000 at December 31, 2017.

The book value of securities sold under agreements to repurchase amounted to $122,789,000 at September 30, 2018, and $136,639,000 at December 31, 2017.

Gross gains on the sales and redemptions of available for sale securities for the three and nine months ended September 30, 2018 and 2017 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,285	$382	$4,016	$1,547
Gross losses		50		50

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2018, and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at September 30, 2018
U.S. Government-sponsored agency securities	$18,358	$134			$18,358	$134
State and municipal	397,852	11,780	$30,820	$2,500	428,672	14,280
U.S. Government-sponsored mortgage-backed securities	386,632	9,603	134,602	7,086	521,234	16,689
Total Temporarily Impaired Available for Sale Securities	802,842	21,517	165,422	9,586	968,264	31,103
Temporarily Impaired Held to Maturity Securities at September 30, 2018
U.S. Government-sponsored agency securities	97	3	21,688	830	21,785	833
State and municipal	44,857	857	16,326	891	61,183	1,748
U.S. Government-sponsored mortgage-backed securities	168,488	3,473	61,139	3,041	229,627	6,514
Corporate Obligations	997	3			997	3
Total Temporarily Impaired Held to Maturity Securities	214,439	4,336	99,153	4,762	313,592	9,098
Total Temporarily Impaired Investment Securities	$1,017,281	$25,853	$264,575	$14,348	$1,281,856	$40,201

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2017
State and municipal	$13,296	$198	$35,324	$893	$48,620	$1,091
U.S. Government-sponsored mortgage-backed securities	182,755	1,520	68,667	1,903	251,422	3,423
Total Temporarily Impaired Available for Sale Securities	196,051	1,718	103,991	2,796	300,042	4,514
Temporarily Impaired Held to Maturity Securities at December 31, 2017
U.S. Government-sponsored agency securities	9,988	131	12,196	304	22,184	435
State and municipal	2,430	36	15,805	208	18,235	244
U.S. Government-sponsored mortgage-backed securities	62,508	485	43,078	919	105,586	1,404
Total Temporarily Impaired Held to Maturity Securities	74,926	652	71,079	1,431	146,005	2,083
Total Temporarily Impaired Investment Securities	$270,977	$2,370	$175,070	$4,227	$446,047	$6,597

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2018	December 31, 2017
Investments reported at less than historical cost:
Historical cost	$1,322,058	$452,644
Fair value	$1,281,856	$446,047
Percent of the Corporation's investment portfolio	78.9%	28.6%

Management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified.

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of September 30, 2018. The evaluations are based on the nature of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period.

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2018. The state and municipal securities portfolio contains unrealized losses of $14,280,000 on three hundred thirty-six securities and $1,748,000 on sixty-eight securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains unrealized losses of $134,000 on seven securities and $833,000 on five securities in the available for sale and held to maturity portfolios, respectively.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2018. The mortgage-backed securities portfolio contains unrealized losses of $16,689,000 on one hundred twenty-five securities and $6,514,000 on one hundred securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of September 30, 2018, and December 31, 2017, were $3,022,000 and $7,216,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2018	December 31, 2017
Commercial and industrial loans	$1,655,569	$1,493,493
Agricultural production financing and other loans to farmers	88,504	121,757
Real estate loans:
Construction	668,608	612,219
Commercial and farmland	2,699,629	2,562,691
Residential	965,893	962,765
Home equity	517,303	514,021
Individuals' loans for household and other personal expenditures	98,709	86,935
Lease financing receivables, net of unearned income	1,830	2,527
Other commercial loans	392,026	394,791
Loans	$7,088,071	$6,751,199
Allowance for loan losses	(78,406)	(75,032)
Net Loans	$7,009,665	$6,676,167

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at September 30, 2018. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, June 30, 2018	$31,465	$27,731	$3,921	$14,424	$2	$77,543
Provision for losses	256	410	159	575		1,400
Recoveries on loans	658	306	46	165		1,175
Loans charged off	(313)	(501)	(194)	(704)		(1,712)
Balances, September 30, 2018	$32,066	$27,946	$3,932	$14,460	$2	$78,406

	Nine Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Provision for losses	1,567	1,448	493	2,055		5,563
Recoveries on loans	2,060	1,858	233	915		5,066
Loans charged off	(1,979)	(2,703)	(526)	(2,047)		(7,255)
Balances, September 30, 2018	$32,066	$27,946	$3,932	$14,460	$2	$78,406

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, June 30, 2017	$28,906	$25,236	$3,372	$12,955	$2	$70,471
Provision for losses	921	374	342	446		2,083
Recoveries on loans	324	1,327	51	157		1,859
Loans charged off	(468)	(190)	(174)	(227)		(1,059)
Balances, September 30, 2017	$29,683	$26,747	$3,591	$13,331	$2	$73,354

	Nine Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	2,279	2,023	877	2,164		7,343
Recoveries on loans	987	2,066	253	547		3,853
Loans charged off	(1,279)	(1,003)	(462)	(1,135)		(3,879)
Balances, September 30, 2017	$29,683	$26,747	$3,591	$13,331	$2	$73,354

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated. There was no related allowance for loan losses for loans acquired with deteriorated credit quality at September 30, 2018 or December 31, 2017.

	September 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment				$433		$433
Collectively evaluated for impairment	$32,066	$27,946	$3,932	14,027	$2	77,973
Total Allowance for Loan Losses	$32,066	$27,946	$3,932	$14,460	$2	$78,406
Loan Balances:
Individually evaluated for impairment	$1,614	$12,158	$8	$2,219		$15,999
Collectively evaluated for impairment	2,132,193	3,340,898	98,701	1,479,371	$1,830	7,052,993
Loans acquired with deteriorated credit quality	2,292	15,181		1,606		19,079
Loans	$2,136,099	$3,368,237	$98,709	$1,483,196	$1,830	$7,088,071

	December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance Balances:
Individually evaluated for impairment	$666	$567		$404		$1,637
Collectively evaluated for impairment	29,752	26,776	$3,732	13,133	$2	73,395
Total Allowance for Loan Losses	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Loan Balances:
Individually evaluated for impairment	$3,345	$17,432	$5	$2,429		$23,211
Collectively evaluated for impairment	2,005,275	3,135,481	86,930	1,472,821	$2,527	6,703,034
Loans acquired with deteriorated credit quality	1,421	21,997		1,536		24,954
Loans	$2,010,041	$3,174,910	$86,935	$1,476,786	$2,527	$6,751,199

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10 and include loans acquired with deteriorated credit quality totaling $1,568,000 and $315,000 at September 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2018	December 31, 2017
Commercial and industrial loans	$2,287	$3,275
Agriculture production financing and other loans to farmers	640	1,027
Real estate loans:
Construction	764	65
Commercial and farmland	10,406	12,951
Residential	5,140	9,444
Home equity	1,126	1,928
Individuals' loans for household and other personal expenditures	58	34
Total	$20,421	$28,724

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$6,133	$974
Agriculture production financing and other loans to farmers	660	640
Real estate Loans:
Construction	1,352	614
Commercial and farmland	13,717	11,544
Residential	81	62
Individuals' loans for household and other personal expenditures	8	8
Total	$21,951	$13,842
Impaired loans with related allowance:
Real estate Loans:
Residential	$1,849	$1,794	$357
Home equity	382	363	76
Total	$2,231	$2,157	$433
Total Impaired Loans	$24,182	$15,999	$433

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$7,611	$1,536
Agriculture production financing and other loans to farmers	732	700
Real estate Loans:
Commercial and farmland	16,758	15,162
Residential	833	519
Home equity	40	8
Individuals' loans for household and other personal expenditures	5	5
Total	$25,979	$17,930
Impaired loans with related allowance:
Commercial and industrial loans	$812	$782	$552
Agriculture production financing and other loans to farmers	357	327	114
Real estate Loans:
Commercial and farmland	2,989	2,270	567
Residential	1,616	1,572	327
Home equity	349	330	77
Total	$6,123	$5,281	$1,637
Total Impaired Loans	$32,102	$23,211	$1,637

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$979		$994
Agriculture production financing and other loans to farmers	640		640
Real estate Loans:
Construction	614		930
Commercial and farmland	12,098	$40	12,733	$128
Residential	62	1	63	2
Individuals' loans for household and other personal expenditures	9		10
Total	$14,402	$41	$15,370	$130
Impaired loans with related allowance:
Real estate Loans:
Residential	$1,797	$13	$1,812	$37
Home equity	364	3	367	8
Total	$2,161	$16	$2,179	$45
Total Impaired Loans	$16,563	$57	$17,549	$175

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$2,103		$4,567
Agriculture production financing and other loans to farmers	945		945
Real estate Loans:
Commercial and farmland	14,129	$89	15,483	$267
Residential	588		673	2
Home equity	11		16
Individuals' loans for household and other personal expenditures	6		7
Total	$17,782	$89	$21,691	$269
Impaired loans with related allowance:
Commercial and industrial loans	$1,796		$1,796
Agriculture production financing and other loans to farmers	337		337
Real estate Loans:
Commercial and farmland	3,359		3,374
Residential	1,403	$8	1,395	$25
Home equity	331	2	334	6
Total	$7,226	$10	$7,236	$31
Total Impaired Loans	$25,008	$99	$28,927	$300

Impaired loans in the above tables do not include loans accounted for under ASC 310-30, or any other loan, unless deemed impaired in accordance with ASC 310-10.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the credit quality of the Corporation’s loan portfolio, by loan class for the periods indicated. Consumer non-performing loans include accruing consumer loans 90-days or more delinquent and consumer non-accrual loans. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below.

	September 30, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,587,560	$18,085	$49,924					$1,655,569
Agriculture production financing and other loans to farmers	68,556	7,144	12,804					88,504
Real estate Loans:
Construction	629,244	2,533	10,200			$26,494	$137	668,608
Commercial and farmland	2,551,541	67,043	78,694			2,350	1	2,699,629
Residential	175,315	5,119	2,377			778,086	4,996	965,893
Home equity	25,435	750	387			489,631	1,100	517,303
Individuals' loans for household and other personal expenditures						98,600	109	98,709
Lease financing receivables, net of unearned income	1,830							1,830
Other commercial loans	391,673		353					392,026
Loans	$5,431,154	$100,674	$154,739			$1,395,161	$6,343	$7,088,071

	December 31, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,418,401	$51,336	$23,386	$370				$1,493,493
Agriculture production financing and other loans to farmers	73,800	27,502	20,018	387	$50			121,757
Real estate Loans:
Construction	587,906	828	981			$22,374	$130	612,219
Commercial and farmland	2,408,329	70,074	79,769	1,536		2,980	3	2,562,691
Residential	185,725	4,376	4,209	114		759,900	8,441	962,765
Home equity	28,554	457	286			482,661	2,063	514,021
Individuals' loans for household and other personal expenditures						86,875	60	86,935
Lease financing receivables, net of unearned income	2,527							2,527
Other commercial loans	394,222		569					394,791
Loans	$5,099,464	$154,573	$129,218	$2,407	$50	$1,354,790	$10,697	$6,751,199

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of September 30, 2018, and December 31, 2017:

	September 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,649,538	$3,344	$400		$2,287	$6,031	$1,655,569
Agriculture production financing and other loans to farmers	87,864				640	640	88,504
Real estate loans:
Construction	667,142		702		764	1,466	668,608
Commercial and farmland	2,683,494	1,859	3,870		10,406	16,135	2,699,629
Residential	955,383	4,873	497		5,140	10,510	965,893
Home equity	513,936	1,506	735		1,126	3,367	517,303
Individuals' loans for household and other personal expenditures	98,044	394	163	$50	58	665	98,709
Lease financing receivables, net of unearned income	1,830						1,830
Other commercial loans	392,026						392,026
Loans	$7,049,257	$11,976	$6,367	$50	$20,421	$38,814	$7,088,071

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,487,221	$2,967	$30		$3,275	$6,272	$1,493,493
Agriculture production financing and other loans to farmers	120,720	10			1,027	1,037	121,757
Real estate loans:
Construction	610,896	1,193		$65	65	1,323	612,219
Commercial and farmland	2,542,048	6,923	166	603	12,951	20,643	2,562,691
Residential	948,947	4,010	308	56	9,444	13,818	962,765
Home equity	510,362	1,372	184	175	1,928	3,659	514,021
Individuals' loans for household and other personal expenditures	85,744	298	834	25	34	1,191	86,935
Lease financing receivables, net of unearned income	2,527						2,527
Other commercial loans	394,791						394,791
Loans	$6,703,256	$16,773	$1,522	$924	$28,724	$47,943	$6,751,199

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$154	$140	4	$490	$487	11
Home equity	65	65	1	81	81	3
Individuals' loans for household and other personal expenditures				7	8	1
Total	$219	$205	5	$578	$576	15

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$6	$6	1	$400	$176	2
Real estate loans:
Commercial and farmland				357	492	6
Residential	120	122	1	570	520	8
Home equity	68	73	2	190	73	2
Total	$194	$201	4	$1,517	$1,261	18

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the recorded investment of troubled debt restructures as of September 30, 2018 and 2017, by modification type, that occurred during the periods indicated:

	Three Months Ended September 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential		$47	$93	$140
Home equity		65		65
Total		$112	$93	$205

	Nine Months Ended September 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential		$208	$239	$447
Home Equity	$77	76		153
Individuals' loans for household and other personal expenditures		6		6
Total	$77	$290	$239	$606

	Three Months Ended September 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$5			$5
Real estate loans:
Residential		$122		122
Home equity		73		73
Total	$5	$195		$200

	Nine Months Ended September 30, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$5		$168	$173
Real estate loans:
Commercial and farmland	41	$61	232	334
Residential		466	42	508
Home equity		73		73
Total	$46	$600	$442	$1,088

Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three months ended September 30, 2018. The same loan classification made up 99 percent of the post-modification balance of troubled debt restructured loans made in the nine months ended September 30, 2018.

The following tables summarize troubled debt restructures that occurred during the twelve months ended September 30, 2018 that subsequently defaulted during the period indicated and remained in default at period end. There were no troubled debt restructures that occurred during the twelve months ended September 30, 2017 that subsequently defaulted during the three and nine month periods ended September 30, 2017 and remained in default at September 30, 2017. A loan is considered in default if it is 30 or more days past due.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$262	1	$262
Residential	2	83	4	152
Individuals' loans for household and other personal expenditures	1	11	1	11
Total	4	$356	6	$425

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1,045,000 and $2,302,000 at September 30, 2018 and December 31, 2017, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial troubled debt loan restructures 30 - 89 days delinquent are included in the calculation of the delinquency trend environmental allocation in the allowance for loan losses. With the exception of the acquired loans excluded from the allowance for loan losses, all commercial non-impaired loans, including non-accrual and 90-days or more delinquent, are included in the ASC 450 loss estimate.

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

The carrying amount of Purchased Credit Impaired Loans as of September 30, 2018 and December 31, 2017 was $20.6 million and $25.3 million, respectively; with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Beginning balance	$2,423	$2,890
Additions
Accretion	(1,004)	(2,441)
Reclassification from nonaccretable	798	1,768
Disposals	(16)	(16)
Ending balance	$2,201	$2,201

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Beginning balance	$2,607	$3,951
Additions	941	1,608
Accretion	(686)	(5,082)
Reclassification from nonaccretable	449	3,501
Disposals		(667)
Ending balance	$3,311	$3,311

The following table presents loans acquired, as of the respective acquisition date, during the nine months ended September 30, 2017, for which it was probable that all contractually required payments would not be collected. There were no loans acquired during the nine months ended September 30, 2018.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2017, resulting in a goodwill balance of $445,355,000 as of September 30, 2018.

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

The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	September 30, 2018	December 31, 2017
Gross carrying amount	$85,869	$63,940
Core deposit intangibles acquired		18,164
Other intangibles acquired		3,765
Accumulated amortization	(59,815)	(54,721)
Total other intangibles	$26,054	$31,148

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2018	$1,625
2019	5,169
2020	3,632
2021	3,427
2022	3,325
After 2022	8,876
$26,054

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2018, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges. As of December 31, 2017, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges. A $10.0 million interest rate swap used to hedge the variable cash outflows associated with a Federal Home Loan Bank advance matured in the third quarter of 2018.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2018, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. During the three and nine months ended September 30, 2018, and 2017, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $249,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2018, the notional amount of customer-facing swaps was approximately $420,388,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2018, and December 31, 2017.

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$548	Other Assets	$18	Other Liabilities	$387	Other Liabilities	$1,383
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$13,763	Other Assets	$7,305	Other Liabilities	$13,763	Other Liabilities	$7,305

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest Rate Products	$210	$(10)	$1,009	$(380)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2018 and 2017.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Interest rate contracts	Interest Expense	$(93)	$(240)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest rate contracts	Interest Expense	$(368)	$(759)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2018, the termination value of derivatives in a net liability position related to these agreements was $394,000. As of September 30, 2018, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3,315,000. If the Corporation had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation currently has no securities classified within Level 1 of the hierarchy. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include government-sponsored agency and mortgage backs and state and municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, government-sponsored mortgage backs and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2018, and December 31, 2017.

		Fair Value Measurements Using:
September 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$18,358		$18,358
State and municipal	600,168		596,888	$3,280
U.S. Government-sponsored mortgage-backed securities	530,605		530,601	4
Corporate obligations	31			31
Interest rate swap asset	13,763		13,763
Interest rate cap	548		548
Interest rate swap liability	14,150		14,150

		Fair Value Measurements Using:
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
State and municipal	$526,693		$522,750	$3,943
U.S. Government-sponsored mortgage-backed securities	470,866		470,866
Corporate obligations	31			31
Equity securities	2,357		2,353	4
Interest rate swap asset	7,305		7,305
Interest rate cap	18		18
Interest rate swap liability	8,688		8,688

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the Consolidated Condensed Balance Sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2018 and 2017.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance at beginning of the period	$3,970	$3,330	$3,978	$5,169
Included in other comprehensive income	(35)	(22)	(59)	38
Principal payments	(620)	679	(604)	(1,220)
Ending balance	$3,315	$3,987	$3,315	$3,987

There were no gains or losses for the period included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2018 or December 31, 2017.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2018 and 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for September 30, 2018, and December 31, 2017.

		Fair Value Measurements Using
September 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$5,344			$5,344
Other real estate owned	937			937

		Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$9,576			$9,576
Other real estate owned	859			859

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2018 and December 31, 2017.

September 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,280	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	1% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$5,344	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (2%)

Other real estate owned	$937	Appraisals	Discount to reflect current market conditions	0% - 24% (3%)

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

State and Municipal Securities, Corporate Obligations, U.S. Government-sponsored Mortgage Backed Securities

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018, and December 31, 2017.

		September 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$142,501	$142,501
Interest-bearing time deposits	66,763	66,763
Investment securities available for sale	1,149,162		$1,145,847	$3,315
Investment securities held to maturity	476,089		458,087	10,365
Loans held for sale	3,022		3,022
Loans	7,009,665			6,793,227
Federal Home Loan Bank stock	24,588		24,588
Interest rate swap and cap asset	14,311		14,311
Interest receivable	38,531		38,531
Liabilities:
Deposits	$7,633,152	$6,083,491	$1,522,591
Borrowings:
Federal funds purchased	90,000		90,000
Securities sold under repurchase agreements	118,824		118,696
Federal Home Loan Bank advances	385,458		379,309
Subordinated debentures and term loans	138,408		124,806
Interest rate swap liability	14,150		14,150
Interest payable	5,920		5,920

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

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with the Corporation's adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2018 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2018 and December 31, 2017 were:

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$109,695		$1,514	$7,615	$118,824

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$126,187	$1,340	$1,500	$7,596	$136,623

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2018 and 2017:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(30,032)	1,039		(28,993)
Amounts reclassified from accumulated other comprehensive income	(3,173)	291		(2,882)
Period change	(33,205)	1,330	—	(31,875)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at September 30, 2018	$(22,303)	$(37)	$(13,069)	$(35,409)

Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	8,124	(246)		7,878
Amounts reclassified from accumulated other comprehensive income	(973)	493	(175)	(655)
Period change	7,151	247	(175)	7,223
Balance at September 30, 2017	$8,186	$(1,527)	$(13,017)	$(6,358)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2018 and 2017.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2018	2017	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,285	$332	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(270)	(116)	Income tax expense
	$1,015	$216

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(93)	$(240)	Interest expense - subordinated debentures and term loans
Related income tax benefit	20	84	Income tax expense
	$(73)	$(156)

Unrealized gains (losses) on defined benefit plans
Amortization of prior service costs		$89	Other expenses - salaries and employee benefits
Related income tax expense		(31)	Income tax expense
	$—	$58

Total reclassifications for the period, net of tax	$942	$118

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2018	2017	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$4,016	$1,497	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(843)	(524)	Income tax expense
	$3,173	$973

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(368)	$(759)	Interest expense - subordinated debentures and term loans
Related income tax benefit	77	266	Income tax expense
	$(291)	$(493)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs		$269	Other expenses - salaries and employee benefits
Related income tax expense		(94)	Income tax expense
	$—	$175

Total reclassifications for the period, net of tax	$2,882	$655

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

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan. The stock options, which have a ten year life, become 100 percent vested based on time ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSU") can be credited to non-employee directors who have elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of September 30, 2018, there were no outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2018 was $894,000 and $2,546,000, respectively, compared to $823,000 and $1,884,000, respectively, for the three and nine months ended September 30, 2017. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.2 percent for the nine months ended September 30, 2018, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as expense and the income tax benefit of such awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock and ESPP Options
Pre-tax compensation expense	$39	$23	$88	$93
Income tax benefit	(15)	(9)	(153)	(313)
Stock and ESPP option expense, net of income taxes	$24	$14	$(65)	$(220)
Restricted Stock Awards
Pre-tax compensation expense	$855	$800	$2,458	$1,791
Income tax benefit	(205)	(280)	(952)	(1,160)
Restricted stock awards expense, net of income taxes	$650	$520	$1,506	$631
Total Share-Based Compensation
Pre-tax compensation expense	$894	$823	$2,546	$1,884
Income tax benefit	(220)	(289)	(1,105)	(1,473)
Total share-based compensation expense, net of income taxes	$674	$534	$1,441	$411

As of September 30, 2018, unrecognized compensation expense related to RSAs was $8,480,000 and is expected to be recognized over a weighted-average period of 1.68 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2018.

Stock option activity under the Corporation's stock option plans as of September 30, 2018 and changes during the nine months ended September 30, 2018, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	152,652	$16.71
Exercised	(51,243)	$21.33
Cancelled	(200)	$28.25
Outstanding September 30, 2018	101,209	$14.34	2.41	$3,101,835
Vested and Expected to Vest at September 30, 2018	101,209	$14.34	2.41	$3,101,835
Exercisable at September 30, 2018	101,209	$14.34	2.41	$3,101,835

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2018.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $1,203,000 and $1,675,000, respectively. Cash receipts of stock options exercised during this same period were $1,093,000 and $2,323,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2018	366,993	$29.79
Granted	105,100	$48.11
Vested	(106,797)	$23.74
Forfeited	(5,560)	$38.31
Unvested RSAs at September 30, 2018	359,736	$36.82

The grant date fair value of ESPP options was estimated at the beginning of the July 1, 2018 quarterly offering period of approximately $39,424. The ESPP options vested during the three months ending September 30, 2018, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21% for 2018 and 35% for 2017	$10,414	$11,304	$29,500	$32,900
Tax-exempt interest income	(2,118)	(2,881)	(6,178)	(8,062)
Share-based compensation	(38)	(78)	(570)	(862)
Tax-exempt earnings and gains on life insurance	(197)	(551)	(655)	(1,905)
Tax credits	(42)	(61)	(65)	(249)
Other	459	206	1,018	492
Actual Tax Expense	$8,478	$7,939	$23,050	$22,314

Effective Tax Rate	17.1%	24.6%	16.4%	23.7%

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018			2017
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$41,113	49,286,945	$0.83	$24,358	48,431,880	$0.50
Effect of potentially dilutive stock options and restricted stock awards		205,074			211,894
Diluted net income per share	$41,113	49,492,019	$0.83	$24,358	48,643,774	$0.50

	Nine Months Ended September 30,
	2018			2017
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$117,426	49,244,403	$2.38	$71,687	43,845,675	$1.64
Effect of potentially dilutive stock options and restricted stock awards		213,782			217,544
Diluted net income per share	$117,426	49,458,185	$2.37	$71,687	44,063,219	$1.63

For the three and nine months ended September 30, 2018 and 2017, there were no stock options with an option price greater than the average market price of the common shares.

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

FASB Accounting Standards Updates No. 2018-14 - Compensation - Retirement Benefits -Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

Summary - The FASB has issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

Disclosure Requirements Deleted
*The amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year.
*The amount and timing of plan assets expected to be returned to the employer.
*Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.
*For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

Disclosure Requirements Added
*The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates.
*An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:
*The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.
*The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Corporation plans to adopt the standard in the first quarter of 2020, but adoption of the standard is not expected to have a significant impact on the Corporation’s disclosures.

FASB Accounting Standards Updates No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

Summary - The FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. Certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and Level 3 valuation processes were removed from Topic 820. Disclosures were also added to Topic 820 for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Corporation plans to adopt the standard in the first quarter of 2020, but adoption of the standard is not expected to have a significant impact on the Corporation’s disclosures.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Updates No. 2018-11 -Leases (Topic 842): Targeted Improvements

Summary - The FASB has issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU is intended to reduce costs and ease implementation of the leases standard for financial statement preparers. ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.

The amendments ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP in Topic 840, Leases.

An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:
*The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.
*The lease component, if accounted for separately, would be classified as an operating lease.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose certain information, by class of underlying asset, as specified in the ASU.

The amendments in ASU 2018-11 related to separating components of a contract affect the amendments in ASU No. 2016-02, which are not yet effective but can be early adopted. For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments in this update related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.

All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this ASU must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected. The Corporation plans to adopt this ASU in the first quarter of 2019 and is currently evaluating all practical expedient options.

FASB Accounting Standards Update No. 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

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

FASB Accounting Standards Update No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

Summary - The FASB has issued Accounting Standards Update (ASU) No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.

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
The Corporation expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Corporation established an implementation team that meets on a regular basis to oversee activities and monitor progress. Third party software is being implemented and model development is in progress. The magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

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
Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Corporation plans to adopt this ASU in the first quarter of 2019. The Corporation has an implementation team working through the provisions of ASU 2016-02, including a review of all leases (primarily operating leases related to banking centers and office space) to assess the impact on accounting, disclosures and the election of certain practical expedients. The Corporation has selected and is implementing a third party software solution to assist with the accounting under the new standard.  Based upon leases outstanding at September 30, 2018, the Corporation anticipates the balance sheet impact of implementation in the first quarter of 2019 to be a one-time increase to other assets and other liabilities of approximately $25 million, but does not expect the impact to the income statement or regulatory capital ratios to be material.  Decisions to enter into new leases and renew or modify existing leases prior to the implementation date could impact these estimates.

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

NOTE 17

CONSUMMATION OF MERGER

MBT Financial Corp.

On October 9, 2018, the Corporation and MBT Financial Corp., a Michigan corporation ("MBT"), entered into an Agreement and Plan of Reorganization and Merger, pursuant to which MBT will, subject to the terms and conditions of the merger agreement, merge with and into the Corporation, whereupon the separate corporate existence of MBT will cease and the Corporation will survive. Immediately following the merger, MBT's wholly-owned subsidiary, Monroe Bank & Trust, shall be merged with and into the Bank, with the Bank continuing as the surviving bank. Based on the closing price of the Corporation's common stock on October 9, 2018 of $45.71 per share, the transaction value is estimated at approximately $290.9 million. The transaction is expected to be a tax-free exchange for MBT's shareholders who will be receiving the Corporation's common stock pursuant to the merger. Subject to MBT's shareholders' approval of the merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger in the first half of 2019. MBT's total assets as of June 30, 2018 were $1.3 billion.

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

We believe there have been no significant changes during the nine months ended September 30, 2018, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates Lafayette Bank and Trust and First Merchants Private Wealth Advisors as divisions of First Merchants Bank.  The Bank includes 116 banking locations in thirty-one Indiana, two Illinois and two Ohio counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported third quarter 2018 net income of $41.1 million, compared to $24.4 million during the third quarter of 2017. Diluted earnings per share for the period totaled $.83 per share, compared to $.50 per diluted share during the same period in 2017, an increase of 66.0 percent. Year-to-date net income totaled $117.4 million, compared to $71.7 million during the same period in 2017. Diluted earnings per share for the nine months ended September 30, 2018 totaled $2.37, an increase of $0.74 per share, or 45.4 percent, over the same period in 2017. The increase in net income was driven by several key factors including strong core banking performance, two acquisitions that were fully integrated during the second half of 2017 and the impact of tax reform.

As of September 30, 2018, total assets equaled $9.8 billion, an increase of $419.8 million from December 31, 2017.  The Corporation's total loan portfolio increased $332.7 million, or 6.6 percent annualized, from December 31, 2017. The largest loan segments that experienced increases were commercial and industrial, commercial and farmland, and construction. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for loan losses totaled $78.4 million as of September 30, 2018 and equaled 1.11 percent of total loans.  The Corporation's provision expense and net charge offs for the three months ended September 30, 2018 were $1.4 million and $537,000, respectively, compared to provision expense and net recoveries of $2.1 million and $800,000 during the same period of 2017. For the nine months ended September 30, 2018, the Corporation's provision expense and net charge offs were $5.6 million and $2.2 million, respectively, compared to provision expense and net charge offs of $7.3 million and $26,000 during the same period of 2017. Credit metrics continued to improve, including a decline in non-accrual loans, which totaled $20.4 million as of September 30, 2018 compared to $28.7 million at December 31, 2017. Additional details are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2018, total deposits equaled $7.6 billion, an increase of $460.6 million from December 31, 2017, or 8.6 percent annualized. As interest rates have risen, the Corporation experienced a decrease in non-interest bearing deposits, which were offset by increases in interest-bearing deposits. The largest deposit increases from December 31, 2017 were in savings, certificates of deposit and demand deposits of $218.3 million, $176.6 million and $124.2 million, respectively. Those increases were offset by a $58.4 million decrease in brokered deposits from December 31, 2017.

Total borrowings decreased $101.7 million as of September 30, 2018, compared to December 31, 2017. Liquidity from deposit growth was used to reduce Federal funds purchased, Federal Home Loan Bank advances and securities sold under repurchase agreements by $54.0 million, $28.9 million and $17.8 million, respectively, compared to December 31, 2017.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81 percent of revenues for the nine months ended September 30, 2018. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rates in effect of 21 percent and 35 percent were used for 2018 and 2017, respectively, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The lower effective income tax rates during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 were primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the period presented, the increase in net interest income was primarily driven by core organic loan growth and an increase in earning assets attributable to acquisitions of Arlington Bank in May 2017 and IAB in July 2017.

In the third quarter of 2018, asset yields increased 32 basis points FTE and interest costs increased 36 basis points, resulting in a 4 basis point FTE decrease in net interest spread as compared to the same period in 2017. Primarily as a result of organic loan growth and acquisitions, average earning assets increased $970,355,000 in the third quarter of 2018 compared to the third quarter of 2017. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3,234,000 and $3,237,000, respectively, for the three months ended September 30, 2018 and 2017. Net interest margin, on a tax equivalent basis, increased to 4.05 percent for the third quarter of 2018 compared to 4.03 percent during the same period in 2017.

In the nine months ended September 30, 2018, asset yields increased 26 basis points FTE and interest costs increased 32 basis points, resulting in a 6 basis point FTE decrease in net interest spread as compared to the same period in 2017. Primarily as a result of organic loan growth and acquisitions, average earning assets increased $1,592,493,000 in the nine months ended September 30, 2018 compared to the same period in 2017. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $10,204,000 and $9,809,000, respectively, for the nine months ended September 30, 2018 and 2017. Net interest margin, on a tax equivalent basis, increased to 3.99 percent for the nine months ended September 30, 2018 compared to 3.98 percent during the same period in 2017.

Asset yields increased primarily as a result of the Federal Reserve's discount rate increases of 25 basis points at each of the Board's March, June and December 2017 meetings and the March, June and September 2018 meetings. Interest costs also increased as both core deposits and wholesale funding rates increased year-over-year.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and nine months ended September 30, 2018, and 2017.

(Dollars in Thousands)	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$52,027	$270	2.08%	$139,905	$284	0.81%
Federal Home Loan Bank stock	24,588	283	4.60	23,146	242	4.18
Investment Securities: (1)
Taxable	857,507	5,514	2.57	718,965	4,524	2.52
Tax-Exempt (2)	776,942	8,219	4.23	645,577	8,392	5.20
Total Investment Securities	1,634,449	13,733	3.36	1,364,542	12,916	3.79
Loans held for sale	11,038	142	5.15	8,117	136	6.70
Loans: (3)
Commercial	5,226,284	71,223	5.45	4,556,653	55,266	4.85
Real Estate Mortgage	739,356	8,383	4.54	785,317	8,596	4.38
Installment	655,738	8,731	5.33	595,164	7,494	5.04
Tax-Exempt (2)	467,278	4,761	4.08	367,559	4,385	4.77
Total Loans	7,099,694	93,240	5.25	6,312,810	75,877	4.81
Total Earning Assets	8,810,758	107,526	4.88%	7,840,403	89,319	4.56%
Net unrealized gain (loss) on securities available for sale	(15,245)			7,733
Allowance for loan losses	(77,763)			(71,753)
Cash and cash equivalents	128,557			129,058
Premises and equipment	94,422			101,979
Other assets	815,951			786,246
Total Assets	$9,756,680			$8,793,666
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,399,477	$4,909	0.82%	$1,834,965	$1,706	0.37%
Money market deposits	1,062,154	1,551	0.58	990,682	747	0.30
Savings deposits	1,081,369	1,500	0.55	887,201	203	0.09
Certificates and other time deposits	1,536,697	5,725	1.49	1,450,448	4,054	1.12
Total Interest-bearing Deposits	6,079,697	13,685	0.90	5,163,296	6,710	0.52
Borrowings	741,092	4,629	2.50	694,203	3,717	2.14
Total Interest-bearing Liabilities	6,820,789	18,314	1.07	5,857,499	10,427	0.71
Noninterest-bearing deposits	1,523,928			1,626,757
Other liabilities	53,059			64,938
Total Liabilities	8,397,776			7,549,194
Stockholders' Equity	1,358,904			1,244,472
Total Liabilities and Stockholders' Equity	$9,756,680	18,314		$8,793,666	10,427
Net Interest Income (FTE)		$89,212			$78,892
Net Interest Spread (FTE) (4)			3.81%			3.85%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.88%			4.56%
Interest Expense / Average Earning Assets			0.83%			0.53%
Net Interest Margin (FTE) (5)			4.05%			4.03%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent and 35 percent for 2018 and 2017, respectively. These totals equal $2,726 and $4,472 for the three months ended September 30, 2018 and 2017, respectively.

(3) Non-accruing loans have been included in the average balances.
(4) Net Interest Spread (FTE) is interest income expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average interest-bearing liabilities.
(5) Net Interest Margin (FTE) is interest income expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average earning assets.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$76,570	$1,034	1.80%	$71,456	$442	0.82%
Federal Reserve and Federal Home Loan Bank stock	24,521	950	5.17	19,941	635	4.25
Investment Securities: (1)
Taxable	840,425	16,044	2.55	716,118	13,012	2.42
Tax-Exempt (2)	753,176	23,880	4.23	609,658	23,922	5.23
Total Investment Securities	1,593,601	39,924	3.34	1,325,776	36,934	3.71
Loans held for sale	9,520	363	5.08	4,875	245	6.70
Loans: (3)
Commercial	5,116,405	200,886	5.24	4,085,901	144,759	4.72
Real Estate Mortgage	732,469	25,174	4.58	660,435	21,946	4.43
Installment	637,140	24,986	5.23	558,106	20,284	4.85
Tax-Exempt (2)	466,926	13,910	3.97	338,169	11,809	4.66
Total Loans	6,962,460	265,319	5.08	5,647,486	199,043	4.70
Total Earning Assets	8,657,152	307,227	4.73%	7,064,659	237,054	4.47%
Net unrealized gain on securities available for sale	(11,616)			4,437
Allowance for loan losses	(76,944)			(69,269)
Cash and cash equivalents	129,181			128,866
Premises and equipment	94,897			95,707
Other assets	817,549			642,243
Total Assets	$9,610,219			$7,866,643
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,236,644	$12,013	0.72%	$1,649,175	$3,632	0.29%
Money market deposits	1,077,792	4,270	0.53	894,450	1,688	0.25
Savings deposits	1,041,600	3,214	0.41	818,800	520	0.08
Certificates and other time deposits	1,504,851	15,355	1.36	1,299,932	10,131	1.04
Total Interest-bearing Deposits	5,860,887	34,852	0.79	4,662,357	15,971	0.46
Borrowings	754,054	13,466	2.38	659,260	10,058	2.03
Total Interest-bearing Liabilities	6,614,941	48,318	0.97	5,321,617	26,029	0.65
Noninterest-bearing deposits	1,605,300			1,445,685
Other liabilities	58,111			50,921
Total Liabilities	8,278,352			6,818,223
Stockholders' Equity	1,331,867			1,048,420
Total Liabilities and Stockholders' Equity	$9,610,219	48,318		$7,866,643	26,029
Net Interest Income (FTE)		$258,909			$211,025
Net Interest Spread (FTE) (4)			3.76%			3.82%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.73%			4.47%
Interest Expense / Average Earning Assets			0.74%			0.49%
Net Interest Margin (FTE) (5)			3.99%			3.98%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent and 35 percent for 2018 and 2017, respectively. These totals equal $7,936 and $12,506 for the nine months ended September 30, 2018 and 2017, respectively.

(3) Non-accruing loans have been included in the average balances.
(4) Net Interest Spread (FTE) is interest income expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average interest-bearing liabilities.
(5) Net Interest Margin (FTE) is interest income expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average earning assets.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $859,000, or 4.6 percent, in the third quarter of 2018, compared to the third quarter of 2017.  The larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in service charges on deposit accounts and other customer fees of $1.1 million. Details of the Corporation's 2017 acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Additionally, gains on the sale of securities increased $953,000 in the third quarter of 2018 when compared to the third quarter of 2017.

These increases were offset by a decrease of $993,000 in gains on life insurance benefits and net gains and fees on sales of loans when compared to the same period in 2017.

During the first nine months of 2018, non-interest income increased $5.3 million, or 10.3 percent, over the same period in 2017. The larger customer base resulting from the Arlington Bank and IAB acquisitions, as well as organic growth, contributed to an increase in service charges on deposit accounts, fiduciary and wealth management fees, other customer fees and net gains and fees on sales of loans of $4.0 million in the first nine months of 2018 when compared to the same period in 2017. Additionally, in the first nine months of 2018, gains on sales of available for sale securities and other income increased $2.5 million and $1.1 million, respectively, over the same period in 2017.

The increases were offset by a decrease of $2.5 million in gains on life insurance benefits when compared to the same period in 2017.

NON-INTEREST EXPENSE

Non-interest expenses decreased $3.7 million, or 6.3 percent, in the third quarter of 2018, compared to the third quarter of 2017.  The acquisitions of Arlington Bank and IAB in 2017 were the largest contributing factor to the decrease. In the third quarter of 2017, the Corporation recorded acquisition-related expenses, primarily consisting of $3.0 million of contract termination and conversion expenses, $1.6 million of employee severance and retention expenses and $1.0 million of other outside and professional expenses.

These decreases were offset by increases in net occupancy, marketing, outside data processing fees, FDIC assessments and other real estate and foreclosure expenses of $947,000 in the third quarter of 2018 when compared to the third quarter in 2017.

During the first nine months of 2018, non-interest expenses increased $13.1 million, or 8.8 percent, when compared to the first nine months of 2017. The Arlington Bank acquisition in May 2017 and the IAB acquisition in July 2017 resulted in a significantly larger franchise and customer base growth which caused increases in most non-interest expense categories for the first nine months of 2018 compared to the same period in 2017. The largest increase was in salaries and employee benefits of $11.3 million, or 13.1 percent, over the same period last year due to the addition of Arlington Bank and IAB personnel. Other categories experiencing increases in the first nine months of 2018 compared to the same period in 2017 were net occupancy, equipment, marketing, outside data processing fees, and other expenses, which increased $5.8 million. Additionally, intangible asset amortization increased $1.5 million due to amortization related to the Arlington Bank and IAB intangibles.

Partially offsetting the increases was a $5.7 million decrease in professional and other outside services primarily due to Arlington Bank and IAB acquisition-related expenses of $6.3 million recognized in the first nine months of 2017. Additionally, in the first nine months of 2018, the Corporation realized a decrease in other real estate owned and foreclosure expenses of $373,000 when compared to the same period of 2017.

INCOME TAXES

Income tax expense for the third quarter of 2018 was $8,478,000 on pre-tax net income of $49,591,000.  For the same period in 2017, income tax expense was $7,939,000 on pre-tax net income of $32,297,000. The effective income tax rates for the third quarter of 2018 and 2017 were 17.1 percent and 24.6 percent, respectively.

Income tax expense for the nine months ended September 30, 2018 was $23,050,000 on pre-tax net income of $140,476,000.  For the same period in 2017, income tax expense was $22,314,000 on pre-tax net income of $94,001,000. The effective income tax rates for the nine months ended September 30, 2018 and 2017 were 16.4 percent and 23.7 percent, respectively.

The lower effective income tax rates during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 was primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. Effective January 1, 2018, the TCJA made widespread changes to the U.S. tax law, including but not limited to: (1) permanently reducing the federal corporate tax rate from 35 percent to 21 percent, (2) modifying bonus depreciation to allow for full expensing of qualified property, and (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized.

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

As of September 30, 2018, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of September 30, 2018 and December 31, 2017 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,140,433	14.25%	$640,095	8.00%	N/A	N/A
First Merchants Bank	1,082,581	13.43	644,644	8.00	$805,805	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$997,027	12.46%	$480,071	6.00%	N/A	N/A
First Merchants Bank	1,004,175	12.46	483,483	6.00	$644,644	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$930,941	11.64%	$360,054	4.50%	N/A	N/A
First Merchants Bank	1,004,175	12.46	362,612	4.50	$523,774	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$997,027	10.73%	$371,636	4.00%	N/A	N/A
First Merchants Bank	1,004,175	10.82	371,069	4.00	$463,836	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,048,757	13.69%	$612,848	8.00%	N/A	N/A
First Merchants Bank	1,016,355	13.17	617,477	8.00	$771,847	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$908,725	11.86%	$459,636	6.00%	N/A	N/A
First Merchants Bank	941,323	12.20	463,108	6.00	$617,477	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$842,806	11.00%	$344,727	4.50%	N/A	N/A
First Merchants Bank	941,323	12.20	347,331	4.50	$501,700	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$908,725	10.43%	$348,407	4.00%	N/A	N/A
First Merchants Bank	941,323	10.83	347,794	4.00	$434,742	5.00%

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

	September 30, 2018		December 31, 2017
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,361,426	$1,436,173	$1,303,463	$1,404,303
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	35,409	33,302	3,534	763
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	66,086		65,919
Less: Disallowed Goodwill and Intangible Assets	(464,658)	(464,210)	(464,066)	(463,618)
Less: Disallowed Deferred Tax Assets	(1,111)	(965)
Total Tier 1 Capital (Regulatory)	997,027	1,004,175	908,725	941,323
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	78,406	78,406	75,032	75,032
Total Risk-Based Capital (Regulatory)	$1,140,433	$1,082,581	$1,048,757	$1,016,355

Net Risk-Weighted Assets (Regulatory)	$8,001,191	$8,058,054	$7,660,604	$7,718,467
Average Assets	$9,290,911	$9,276,719	$8,710,171	$8,694,838

Total Risk-Based Capital Ratio (Regulatory)	14.25%	13.43%	13.69%	13.17%
Tier 1 Capital to Risk-Weighted Assets	12.46%	12.46%	11.86%	12.20%
Tier 1 Capital to Average Assets	10.73%	10.82%	10.43%	10.83%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$997,027	$1,004,175	$908,725	$941,323
Less: Qualified Capital Securities	(66,086)		(65,919)
CET1 Capital (Regulatory)	$930,941	$1,004,175	$842,806	$941,323

Net Risk-Weighted Assets (Regulatory)	$8,001,191	$8,058,054	$7,660,604	$7,718,467
CET1 Capital Ratio (Regulatory)	11.64%	12.46%	11.00%	12.20%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.55 percent at September 30, 2018, and 9.30 percent at December 31, 2017.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in Thousands, Except Per Share Amounts)	September 30, 2018	December 31, 2017
Total Stockholders' Equity (GAAP)	$1,361,426	$1,303,463
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(471,409)	(476,503)
Tangible common equity (non-GAAP)	$889,892	$826,835
Total assets (GAAP)	$9,787,282	$9,367,478
Less: Intangible assets (GAAP)	(471,409)	(476,503)
Tangible assets (non-GAAP)	$9,315,873	$8,890,975
Tangible common equity to tangible assets (non-GAAP)	9.55%	9.30%

Tangible common equity (non-GAAP)	$889,892	$826,835
Plus: Tax Benefit of intangibles (non-GAAP)	5,351	6,789
Tangible common equity, net of tax (non-GAAP)	$895,243	$833,624
Common Stock outstanding	49,305	49,158
December 31 - tangible book value - common (non-GAAP)	$18.16	$16.96

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Amounts)	2018	2017	2018	2017
Average goodwill (GAAP)	$445,354	$422,609	$445,354	$311,838
Average core deposit intangible (GAAP)	26,854	31,859	28,595	20,638
Average deferred tax on CDI (GAAP)	(5,515)	(11,932)	(5,873)	(8,001)
Intangible adjustment (non-GAAP)	$466,693	$442,536	$468,076	$324,475
Average stockholders' equity (GAAP)	$1,358,904	$1,244,472	$1,331,867	$1,048,420
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(466,693)	(442,536)	(468,076)	(324,475)
Average tangible capital (non-GAAP)	$892,086	$801,811	$863,666	$723,820
Average assets (GAAP)	$9,756,680	$8,793,666	$9,610,219	$7,866,643
Intangible adjustment (non-GAAP)	(466,693)	(442,536)	(468,076)	(324,475)
Average tangible assets (non-GAAP)	$9,289,987	$8,351,130	$9,142,143	$7,542,168
Net income available to common stockholders (GAAP)	$41,113	$24,358	$117,426	$71,687
CDI amortization, net of tax (GAAP)	1,303	1,103	4,025	2,334
Tangible net income available to common stockholders (non-GAAP)	$42,416	$25,461	$121,451	$74,021
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.83	$0.50	$2.37	$1.63
Diluted tangible net income available to common stockholders (non-GAAP)	$0.86	$0.52	$2.46	$1.68
Ratios:
Return on average GAAP capital (ROE)	12.10%	7.83%	11.76%	9.12%
Return on average tangible capital	19.02%	12.70%	18.75%	13.64%
Return on average assets (ROA)	1.69%	1.11%	1.63%	1.22%
Return on average tangible assets	1.83%	1.22%	1.77%	1.31%

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

At September 30, 2018, non-performing loans totaled $21,389,000, a decrease of $8,348,000 from December 31, 2017 but an increase of $702,000 from June 30, 2018. Loans not accruing interest income totaled $20,421,000 at September 30, 2018, a decrease of $278,000 from June 30, 2018. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 261.2 percent at December 31, 2017 to 383.9 percent at September 30, 2018. This non-accrual coverage ratio at June 30, 2018 was 385.0 percent. Troubled debt restructures totaled $968,000 at September 30, 2018, an increase of $424,000 from June 30, 2018. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned, totaling $8,859,000 at September 30, 2018, decreased $212,000 from June 30, 2018 and $1,514,000 from December 31, 2017. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2018, impaired loans totaled $15,999,000, a decrease of $7,212,000 from the December 31, 2017 balance of $23,211,000. At September 30, 2018, a specific allowance for losses was not deemed necessary for impaired loans totaling $13,842,000 as there were no identified losses on these credits. An allowance of $433,000 was recorded for the remaining balance of these impaired loans totaling $2,157,000, and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets, which include non-accrual loans, renegotiated loans, and other real estate owned, plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	September 30, 2018	December 31, 2017
Non-Performing Assets:
Non-accrual loans	$20,421	$28,724
Renegotiated loans	968	1,013
Non-performing loans (NPL)	21,389	29,737
Other real estate owned	8,859	10,373
Non-performing assets (NPA)	30,248	40,110
90+ days delinquent and still accruing	50	924
NPAs and 90+ days delinquent	$30,298	$41,034
Impaired Loans	$15,999	$23,211

The non-accrual balances in the table above include troubled debt loan restructures totaling $1,798,000 and $3,630,000 as of September 30, 2018 and December 31, 2017, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	September 30, 2018	December 31, 2017
Non-performing assets and 90+ days delinquent:
Commercial and industrial loans	$2,287	$3,278
Agricultural production financing and other loans to farmers	640	1,027
Real estate loans:
Construction	2,608	2,980
Commercial and farmland	16,887	20,382
Residential	6,455	11,051
Home equity	1,295	2,239
Individuals' loans for household and other personal expenditures	126	77
Non-performing assets plus 90+ days delinquent	$30,298	$41,034

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

At September 30, 2018, the allowance for loan losses was $78,406,000, an increase of $3,374,000 from December 31, 2017. As a percent of loans, the allowance was 1.11 percent at September 30, 2018 and at December 31, 2017. The provision for loan losses for the three months and nine months ended September 30, 2018 was $1,400,000 and $5,563,000, respectively, and was primarily a result of organic loan growth during the nine month period. Comparatively, the provision for loan losses for the three and nine months ended September 30, 2017 was $2,083,000 and $7,343,000, respectively. The year-over-year decrease in the provision for loan losses was primarily the result of continued credit metric improvement, including a $8,303,000 decline in non-accrual loans during the nine month period ending September 30, 2018. Specific reserves on impaired loans decreased $1,204,000 from $1,637,000 at December 31, 2017, to $433,000 at September 30, 2018.

Net charge-offs totaling $537,000 were recognized for the three months ended September 30, 2018. Comparatively, the same period in 2017 had net recoveries of $800,000. For the three months ended September 30, 2018, there were no individual charge-offs or recoveries greater than $500,000. During the nine months ended September 30, 2018, two individual charge-offs totaling $1,300,000 and one recovery totaling $809,000 were greater than $500,000. For the nine months ended September 30, 2017, two individual recoveries totaling $1,700,000 but no charge-offs were greater than $500,000. The distribution of the net charge-offs (recoveries) for the three and nine months ended Septmber 30, 2018 and 2017 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
Net charge-offs (Recoveries):
Commercial and industrial loans	$(341)	$144	$(121)	$350
Agricultural production financing and other loans to farmers	(4)		40	(58)
Real estate loans:
Construction	(2)	(1)	736	(28)
Commercial and farmland	197	(1,136)	109	(1,035)
Residential	431	60	582	154
Home equity	108	10	550	434
Individuals' loans for household and other personal expenditures	148	123	293	209
Total net charge-offs	$537	$(800)	$2,189	$26

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1,149,162,000 at September 30, 2018, an increase of $149,215,000, or 14.9 percent, from December 31, 2017.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $5,161,000 at September 30, 2018. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At September 30, 2018, total borrowings from the FHLB were $385,458,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2018 was $517,823,000.

In the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  Such activities include: traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at September 30, 2018 are as follows:

(Dollars in Thousands)	September 30, 2018
Amounts of commitments:
Loan commitments to extend credit	$2,829,121
Standby and commercial letters of credit	34,326
$2,863,447

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities.  The required payments under such commitments and borrowings at September 30, 2018 are as follows:

(Dollars in Thousands)	Remaining 2018	2019	2020	2021	2022	2023	2024 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$821	$3,689	$3,567	$3,283	$3,150	$2,622	$12,608		$29,740
Federal funds purchased	90,000								90,000
Securities sold under repurchase agreements	118,824								118,824
Federal Home Loan Bank advances	62,472	121,713	41,273	55,000	45,000	35,000	25,000		385,458
Subordinated debentures and term loans							142,322	(3,914)	138,408
Total	$272,117	$125,402	$44,840	$58,283	$48,150	$37,622	$179,930	$(3,914)	$762,430

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2018, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2018, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2018
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(24)
FHLB advances	200	(100)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2018
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$334,737	$360,060	$319,574
Variance from base		$25,323	$(15,163)
Percent of change from base		7.57%	(4.53)%

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

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2018 and December 31, 2017. Earning assets increased by $429,826,000 during the nine months ended September 30, 2018.

Loans and loans held for sale increased $332,678,000 from December 31, 2017. The largest loan segments that experienced increases were commercial and industrial, commercial and farmland and construction. The largest loan segments that experienced decreases were agricultural production financing and other loans to farmers and other commercial loans. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Interest-bearing time deposits and investment securities increased $31,736,000 and $64,649,000, respectively, since December 31, 2017.

(Dollars in Thousands)	September 30, 2018	December 31, 2017
Interest-bearing time deposits	$66,763	$35,027
Investment securities available for sale	1,149,162	999,947
Investment securities held to maturity	476,089	560,655
Loans held for sale	3,022	7,216
Loans	7,088,071	6,751,199
Federal Home Loan Bank stock	24,588	23,825
Total	$8,807,695	$8,377,869

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

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2018
August, 2018	1,662	$47.21
September, 2018

The shares were purchased in connection with the exercise of certain outstanding stock options and vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and MBT Financial Corp., dated October 9, 2018 (Incorporated by reference to registrant's Form 8-K filed on October 10, 2018) (SEC No. 000-17071)

2.2
Voting Agreement, dated October 9, 2018, among First Merchants Corporation, each member of the Board of Directors of MBT Financial Corp., Patriot Financial Partners and Castle Creek Capital Partners (Incorporated by reference to registrant's Form 8-K filed on October 10, 2018) (SEC No. 000-17071)

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

First Merchants Corporation
(Registrant)

Date: November 9, 2018	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)