Form 10-K
period 2018-12-31
FIRST MERCHANTS CORP
filed 2019-02-27
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes [X] No [ ]
Indicate  by check  mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant’s  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No[X]
The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $2,286,601,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2018).

As of February 20, 2019 there were 49,697,568 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 9, 2019

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Ameriana	Ameriana Bancorp, Inc., which was acquired by the Corporation on December 31, 2015.
Arlington Bank	The Arlington Bank, which was acquired by the Corporation on May 19, 2017
ASC	Accounting Standards Codification
AOCI	Accumulated Other Comprehensive Income
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BHC Act	Bank Holding Company Act of 1956
CET1	Common Equity Tier 1
C Financial	C Financial Corporation, which was acquired by the Corporation on April 17, 2015.
CFPB	Consumer Financial Protection Bureau
CMT	Constant Maturity Treasury
Community	Community Bancshares, Inc., which was acquired by the Corporation on November 7, 2014.
Corporation	First Merchants Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act of 1974
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Federal Reserve Banking System
FHLB	Federal Home Loan Bank
FMIG	First Merchants Insurance Services, Inc., an Indiana corporation
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
IAB	Independent Alliance Banks, Inc., which was acquired by the Corporation on July 14, 2017
Indiana DFI	Indiana Department of Financial Institutions
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
RSA	Restricted Stock Awards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SEC	Securities and Exchange Commission
TCJA	Tax Cuts and Jobs Act, which was enacted by the U.S. Government on December 22, 2017
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.
Treasury	U.S. Department of Treasury
USI	USI Insurance Services, LLC

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 116 banking locations in thirty-one Indiana, two Illinois and two Ohio counties. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2018, the Corporation had consolidated assets of $9.9 billion, consolidated deposits of $7.8 billion and stockholders’ equity of $1.4 billion.  As of December 31, 2018, the Corporation and its subsidiaries had 1,702 full-time equivalent employees.

AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at https://www.firstmerchants.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Corporation. Those filings are accessible on the SEC’s website at http://www.sec.gov.

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

Capital Adequacy Guidelines for Bank Holding Companies

In July 2013, the United States banking regulators adopted new capital rules which modified the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions. These rules are commonly known as "Basel III". Basel III was effective for the Corporation on January 1, 2015. Basel III addresses the components of capital and other issues affecting the numerator in banking institutions' regulatory capital ratios. Basel III also implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. Certain of the Basel III rules came into effect for the Corporation and the Bank on January 1, 2015, and the balance of the rules were subject to a phase-in period which continued through January 1, 2019.

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

Basel III requires the Corporation to maintain a minimum ratio of CET1 to risk weighted assets, as defined in the regulation. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio. The capital conservation buffer was phased in from zero percent in 2015 to the fully- implemented 2.50 percent in 2019.

PART I: ITEM 1. BUSINESS

Basel III requires banking organizations to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of a least 4.5 percent, plus, when fully phased-in on January 1, 2019, a 2.5 percent "capital conservation buffer" (which is added to the 4.5 percent CET1 as that buffer was phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0 percent upon full implementation);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus, when fully phased-in on January 1, 2019, the 2.5 percent capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer was phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

•
a minimum ratio of total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0 percent, plus, when fully phased-in on January 1, 2019, the 2.5 percent capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer was phased-in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation); and

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and was phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5 percent on January 1, 2019).
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

The following are the Corporation’s regulatory capital ratios as of December 31, 2018:

	Corporation	Regulatory Minimum Requirement*
Total risk-based capital to risk-weighted assets	14.61%	8.00%
Tier 1 capital to risk-weighted assets	12.80%	6.00%
Common equity tier 1 capital to risk-weighted assets	11.98%	4.50%
Tier 1 capital to average assets	10.91%	4.00%
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

While neither the Corporation nor the Bank currently has $10 billion or more in total consolidated assets, we have analyzed these rules to ensure we are prepared to comply with the rules when and if they become applicable. Based upon our strategy for expansion through acquisition and our historic organic growth, we expect that the Corporation’s and the Bank’s total assets will exceed $10 billion in 2019.

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

Basel III was effective for the Bank on January 1, 2015. Basel III requires the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2018, the Bank met all capital adequacy requirements to be considered well capitalized.

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

As of December 31, 2018, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

•
once the Corporation's assets exceed $10 billion, compliance with the Durbin Amendment will result in a material reduction of interchange fee income paid by merchants when debit cards are used as payment.

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

PART I: ITEM 1. BUSINESS

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
In addition, each FDIC insured institution is required to pay to the FDIC an assessment on the institution’s total assets less tangible capital in order to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The Federal Housing Finance Agency, the agency authorized to prescribe regulations relating to the Financing Corporation, is projecting that the last payment will be collected on the March 29, 2019 FDIC assessment.
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

Dividend Limitations

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2018, the amount available without prior regulatory approval for 2019 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $192,712,000.

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

PART I: ITEM 1. BUSINESS

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

The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended to require covered institutions such as the Bank to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require the covered institutions to conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. The Bank was required to comply with these amendments and new requirements as of May 11, 2018.

PART I: ITEM 1. BUSINESS

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2018			2017			2016
Assets:
Interest-bearing deposits	$110,232	$2,241	2.03%	$75,417	$736	0.98%	$69,753	$350	0.50%
Federal Reserve and Federal Home Loan Bank stock	24,538	1,234	5.03	20,921	894	4.27	24,268	1,098	4.52
Investment Securities: (1)
Taxable	841,203	21,597	2.57	726,004	17,489	2.41	721,689	16,415	2.27
Tax-exempt (2)	762,623	32,290	4.23	632,076	32,891	5.20	550,335	28,649	5.21
Total investment securities	1,603,826	53,887	3.36	1,358,080	50,380	3.71	1,272,024	45,064	3.54
Loans held for sale	11,425	540	4.73	7,707	462	5.99	4,050	372	9.19
Loans: (3)
Commercial	5,143,576	274,302	5.33	4,267,651	204,771	4.80	3,541,098	162,848	4.60
Real estate mortgage	733,709	33,549	4.57	679,284	30,267	4.46	566,050	25,156	4.44
Installment	640,310	34,110	5.33	573,100	28,204	4.92	485,111	21,926	4.52
Tax-exempt (2)	468,751	18,813	4.01	353,542	16,452	4.65	217,696	10,039	4.61
Total loans	6,997,771	361,314	5.16	5,881,284	280,156	4.76	4,814,005	220,341	4.58
Total earning assets	8,736,367	418,676	4.79%	7,335,702	332,166	4.53%	6,180,050	266,853	4.32%
Net unrealized gain (loss) on securities available for sale	(14,790)			4,360			9,969
Allowance for loan losses	(77,444)			(70,380)			(62,976)
Cash and cash equivalents	131,925			142,503			105,443
Premises and equipment	94,567			97,446			96,023
Other assets	818,432			686,598			570,756
Total Assets	$9,689,057			$8,196,229			$6,899,265
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$2,319,081	$17,577	0.76%	$1,730,272	$5,817	0.34%	$1,427,535	$2,579	0.18%
Money market deposit accounts	1,097,762	6,721	0.61	938,959	2,788	0.30	825,681	1,705	0.21
Savings deposits	1,065,031	5,230	0.49	844,825	734	0.09	731,902	618	0.08
Certificates and other time deposits	1,514,271	22,014	1.45	1,339,866	14,467	1.08	1,151,700	11,012	0.96
Total interest-bearing deposits	5,996,145	51,542	0.86	4,853,922	23,806	0.49	4,136,818	15,914	0.38
Borrowings	718,061	17,545	2.44	664,045	13,806	2.08	512,356	10,925	2.13
Total interest-bearing liabilities	6,714,206	69,087	1.03	5,517,967	37,612	0.68	4,649,174	26,839	0.58
Noninterest-bearing deposits	1,573,337			1,514,829			1,301,399
Other liabilities	57,653			52,909			64,028
Total Liabilities	8,345,196			7,085,705			6,014,601
Stockholders' Equity	1,343,861			1,110,524			884,664
Total Liabilities and Stockholders' Equity	$9,689,057	69,087		$8,196,229	37,612		$6,899,265	26,839
Net Interest Income (FTE)		$349,589			$294,554			$240,014
Net Interest Spread (FTE) (4)			3.76%			3.85%			3.74%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.79%			4.53%			4.32%
Interest Expense / Average Earning Assets			0.79%			0.51%			0.43%
Net Interest Margin (FTE) (5)			4.00%			4.02%			3.89%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2018 and 35 percent for both 2017 and 2016. These totals equal $10,732, $17,270 and $13,541, respectively.

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

	2018 Compared to 2017 Increase (Decrease) Due To			2017 Compared to 2016 Increase (Decrease) Due To			2016 Compared to 2015 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$450	$1,055	$1,505	$31	$355	$386	$24	$166	$190
Federal Reserve and Federal Home Loan Bank stock	168	172	340	(145)	(59)	(204)	(625)	(244)	(869)
Investment securities	8,551	(5,044)	3,507	3,133	2,183	5,316	3,095	(1,950)	1,145
Loans held for sale	190	(112)	78	252	(162)	90	39	(142)	(103)
Loans	56,084	24,996	81,080	50,333	9,392	59,725	28,858	5,459	34,317
Totals	65,443	21,067	86,510	53,604	11,709	65,313	31,391	3,289	34,680
Interest Expense:
Interest-bearing deposit accounts	2,509	9,251	11,760	640	2,598	3,238	463	742	1,205
Money market deposit accounts	540	3,393	3,933	258	825	1,083	(30)	(33)	(63)
Savings deposits	239	4,257	4,496	98	18	116	115	(169)	(54)
Certificates and other time deposits	2,061	5,486	7,547	1,929	1,526	3,455	292	(321)	(29)
Borrowings	1,185	2,554	3,739	3,160	(279)	2,881	666	320	986
Totals	6,534	24,941	31,475	6,085	4,688	10,773	1,506	539	2,045
Change in net interest income (fully taxable equivalent basis)	$58,909	$(3,874)	55,035	$47,519	$7,021	54,540	$29,885	$2,750	32,635
Tax equivalent adjustment using marginal rate of 21% for 2018 and 35% for both 2017, and 2016			6,538			(3,729)			(2,566)
Change in net interest income			$61,573			$50,811			$30,069

INVESTMENT SECURITIES

Management evaluates securities for other-than-temporary-impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not, will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2018 and concluded no OTTI existed in 2018.

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

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2018
U.S. Government-sponsored agency securities	$13,493	$92	$3	$13,582
State and municipal	605,994	5,995	5,854	606,135
U.S. Government-sponsored mortgage-backed securities	530,209	634	8,396	522,447
Corporate obligations	31			31
Total available for sale	1,149,727	6,721	14,253	1,142,195
Held to maturity at December 31, 2018
U.S. Government-sponsored agency securities	22,618		545	22,073
State and municipal	197,909	2,858	872	199,895
U.S. Government-sponsored mortgage-backed securities	268,860	713	3,323	266,250
Foreign investment	1,000		1	999
Total held to maturity	490,387	3,571	4,741	489,217
Total Investment Securities	$1,640,114	$10,292	$18,994	$1,631,412

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2017
U.S. Government-sponsored agency securities
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618		435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign investment	1,000			1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2016
U.S. Government-sponsored agency securities	$100			$100
State and municipal	360,779	$8,443	$5,564	363,658
U.S. Government-sponsored mortgage-backed securities	313,459	1,904	3,071	312,292
Corporate obligations	31			31
Equity securities	21,820		1,039	20,781
Total available for sale	696,189	10,347	9,674	696,862
Held to maturity at December 31, 2016
U.S. Government-sponsored agency securities	22,619		479	22,140
State and municipal	224,811	3,136	1,796	226,151
U.S. Government-sponsored mortgage-backed securities	360,213	4,956	1,527	363,642
Total held to maturity	607,643	8,092	3,802	611,933
Total Investment Securities	$1,303,832	$18,439	$13,476	$1,308,795

PART I: ITEM 1. BUSINESS

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2018		2017		2016
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$24,588	5.0%	$23,825	3.8%	17,964	4.3%
Total	$24,588	5.0%	$23,825	3.8%	$17,964	4.3%

Federal Home Loan Bank stock has been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2018, 2017 or 2016 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2018 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2018
U.S. Government-sponsored agency securities			$1,490	2.5%	$12,092	3.3%
State and municipal	$13,144	5.6%	3,888	5.3%	62,319	4.0%
	$13,144	5.6%	$5,378	4.6%	$74,411	3.9%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$13,582	3.2%
State and municipal	$526,784	4.2%			606,135	4.1%
U.S. Government-sponsored mortgage-backed securities			$522,447	2.9%	522,447	2.9%
Corporate obligations	31	—%			31	—%
	$526,815	4.2%	$522,447	2.9%	$1,142,195	3.6%

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2018
U.S. Government-sponsored agency securities			$22,618	1.8%
State and municipal	$3,732	4.5%	26,436	5.0%	$62,873	4.2%
U.S. Government-sponsored mortgage-backed securities
Foreign investment	1,000	2.2%
	$4,732	4.0%	$49,054	3.5%	$62,873	4.2%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities					$22,618	1.8%
State and municipal	$104,868	4.2%			197,909	4.3%
U.S. Government-sponsored mortgage-backed securities			$268,860	2.9%	268,860	2.9%
Foreign investment					1,000	2.2%
	$104,868	4.2%	$268,860	2.9%	$490,387	3.4%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 21 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2018
U.S. Government-sponsored agency securities	$1,490	$3			$1,490	$3
State and municipal	234,431	3,958	$38,028	$1,896	272,459	5,854
U.S. Government-sponsored mortgage-backed securities	196,601	2,400	217,121	5,996	413,722	8,396
Total Temporarily Impaired Available for Sale Securities	432,522	6,361	255,149	7,892	687,671	14,253
Temporarily Impaired Held to Maturity Securities at December 31, 2018
U.S. Government-sponsored agency securities			22,073	545	22,073	545
State and municipal	14,952	369	16,786	503	31,738	872
U.S. Government-sponsored mortgage-backed securities	102,828	876	87,268	2,447	190,096	3,323
Foreign investment			999	1	999	1
Total Temporarily Impaired Held to Maturity Securities	117,780	1,245	127,126	3,496	244,906	4,741
Total Temporarily Impaired Investment Securities	$550,302	$7,606	$382,275	$11,388	$932,577	$18,994

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2017
State and municipal	$13,296	$198	$35,324	$893	$48,620	$1,091
U.S. Government-sponsored mortgage-backed securities	182,755	1,520	68,667	1,903	251,422	3,423
Total Temporarily Impaired Available for Sale Securities	196,051	1,718	103,991	2,796	300,042	4,514
Temporarily Impaired Held to Maturity Securities at December 31, 2017
U.S. Government-sponsored agency securities	9,988	131	12,196	304	22,184	435
State and municipal	2,430	36	15,805	208	18,235	244
U.S. Government-sponsored mortgage-backed securities	62,508	485	43,078	919	105,586	1,404
Total Temporarily Impaired Held to Maturity Securities	74,926	652	71,079	1,431	146,005	2,083
Total Temporarily Impaired Investment Securities	$270,977	$2,370	$175,070	$4,227	$446,047	$6,597

LOAN PORTFOLIO

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

	2018		2017		2016		2015		2014
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$1,726,664	23.9%	$1,493,493	22.1%	$1,194,646	23.2%	$1,057,075	22.5%	$896,688	22.8%
Agricultural production financing and other loans to farmers	92,404	1.3	121,757	1.8	79,689	1.6	97,711	2.1	104,927	2.7
Real estate loans:
Construction	545,729	7.5	612,219	9.1	418,703	8.1	366,704	7.8	207,221	5.3
Commercial and farmland	2,832,102	39.2	2,562,691	38.0	1,953,062	38.1	1,802,921	38.5	1,672,661	42.6
Residential	966,421	13.4	962,765	14.3	739,169	14.4	786,105	16.7	647,315	16.5
Home equity	528,157	7.3	514,021	7.6	418,525	8.1	348,613	7.4	286,529	7.3
Individuals' loans for household and other personal expenditures	99,788	1.4	86,935	1.3	77,479	1.5	74,717	1.6	73,400	1.9
Lease financing receivables, net of unearned income	1,600		2,527		311		588		1,106
Other commercial loans	431,602	6.0	394,791	5.8	258,061	5.0	159,388	3.4	35,018	0.9
Loans	7,224,467	100.0%	6,751,199	100.0%	5,139,645	100.0%	4,693,822	100.0%	3,924,865	100.0%
Allowance for loan losses	(80,552)		(75,032)		(66,037)		(62,453)		(63,964)
Net Loans	$7,143,915		$6,676,167		$5,073,608		$4,631,369		$3,860,901

Other commercial loans is primarily comprised of loans secured by states and political subdivisions in the United States.

PART I: ITEM 1. BUSINESS

At July 14, 2017, loans of $749.7 million with a fair value discount of $23.7 million were acquired in the IAB acquisition. The May 19, 2017 acquisition of Arlington Bank included loans of $238.9 million with a fair value discount of $6.6 million. At December 31, 2015, loans of $331.0 million with a fair value discount of $14.0 million were acquired in the Ameriana transaction. The April 17, 2015 acquisition of C Financial included loans of $113.2 million with a fair value discount of $2.6 million. The assets acquired in the November 7, 2014 Community transaction included $153.9 million in loans which were acquired at a fair value discount of $8.8 million. At December 31, 2018 and 2017, the remaining fair value discount on acquired loans was $30,054,000 and $46,304,000, respectively.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2018, by collateral classification. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates. The tables classify variable rate loans pursuant to the contractual repricing dates of the underlying loans, while fixed rate loans are classified by contractual maturity date.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$1,363,716	$223,078	$139,870	$1,726,664
Agriculture production financing and other loans to farmers	81,256	9,996	1,152	92,404
Real estate loans:
Construction	520,854	14,017	10,858	545,729
Commercial and farmland	1,512,292	1,026,273	293,537	2,832,102
Other commercial loans	18,040	46,739	366,823	431,602
Total	$3,496,158	$1,320,103	$812,240	$5,628,501

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$829,851	$727,742
Variable rate	490,252	84,498
Total	$1,320,103	$812,240

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and loans deemed impaired in accordance with ASC 310-10 for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2018	2017	2016	2015	2014
Non-performing assets:
Non-accrual loans	$26,148	$28,724	$29,998	$31,389	$48,789
Renegotiated loans	1,103	1,013	4,747	1,923	1,992
Non-performing loans (NPL)	27,251	29,737	34,745	33,312	50,781
Other real estate owned	2,179	10,373	8,966	17,257	19,293
Non-performing assets (NPA)	29,430	40,110	43,711	50,569	70,074
90 days or more delinquent and still accruing	1,855	924	112	907	4,663
NPAs & 90 days or more delinquent	$31,285	$41,034	$43,823	$51,476	$74,737
Impaired loans	$22,025	$23,211	$26,015	$23,355	$43,281

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2018, non-accrual loans of $26,148,000 decreased $2,576,000 from December 31, 2017. At December 31, 2018, 2017, 2016, 2015 and 2014, non-accrual loans include assets acquired during the respective periods of $0, $4,822,000, $0, $2,229,000 and $5,674,000.

Other real estate owned ("OREO") at December 31, 2018 decreased $8,194,000 from the December 31, 2017 balance of $10,373,000. The decrease in OREO was partially driven by the sale of single commercial property with a carrying value of $6.3 million . At December 31, 2015, and 2014, OREO included assets acquired during the respective periods of $5,719,000, and $6,662,000. At December 31, 2018, 2017 and 2016, OREO did not include any assets acquired during the respective periods.

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

For the year ended December 31, 2018, interest income of $792,000 was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $1,713,000 would have been recognized under their loan terms.

Impaired loans, which include loans accounted for under ASC 310-30, totaled $22,025,000 at December 31, 2018. A loan is deemed impaired under ASC 310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. A specific allowance of $1,872,000, on a subset of impaired loans totaling $10,431,000, was included in the Corporation’s December 31, 2018 allowance for loan losses. Loss reserves for acquired loans totaled $72,000, and were included in the aforementioned specific allowance as a result of subsequent deterioration.

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

In addition to the impaired loans discussed above, management also identified commercial loans totaling $259,585,000 as of December 31, 2018 that were deemed to be risk graded criticized, but not impaired. Comparatively, commercial loans risk graded criticized but not deemed impaired at December 31, 2017 totaled $270,015,000. These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse.

See additional information regarding loan credit quality in NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2018	2017	2016	2015	2014
Allowance for loan losses:
Balances, January 1	$75,032	$66,037	$62,453	$63,964	$67,870
Charge-offs:
Commercial (1)	2,316	1,383	2,464	2,356	7,246
Commercial real estate (2)	2,741	1,737	2,408	1,437	6,608
Consumer	749	593	567	620	657
Residential	2,177	1,315	1,990	3,859	2,869
Finance leases					2
Total Charge-offs	7,983	5,028	7,429	8,272	17,382
Recoveries:
Commercial (3)	2,456	1,590	1,806	1,911	5,435
Commercial real estate (4)	2,525	2,260	2,090	2,545	3,297
Consumer	302	324	369	352	377
Residential	993	706	1,091	1,536	1,783
Finance leases					24
Total Recoveries	6,276	4,880	5,356	6,344	10,916
Net Charge-offs	1,707	148	2,073	1,928	6,466
Provisions for loan losses	7,227	9,143	5,657	417	2,560
Balance at December 31	$80,552	$75,032	$66,037	$62,453	$63,964
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.00%	0.04%	0.05%	0.17%

The increase in the allowance for loan losses in 2018 was primarily due to the level of organic loan growth during the year. Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

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

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans, by collateral segment, as of the years indicated.

	2018		2017		2016		2015		2014
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$32,655	31.1%	$30,418	29.8%	$27,696	29.8%	$26,478	28.0%	$28,824	26.4%
Commercial real estate	29,609	46.8	27,343	47.0	23,661	46.2	22,145	46.2	19,327	47.9
Consumer	3,964	1.4	3,732	1.3	2,923	1.5	2,689	1.6	2,658	1.9
Residential	14,322	20.7	13,537	21.9	11,755	22.5	11,139	24.2	13,152	23.8
Finance leases	2		2		2		2		3
Totals	$80,552	100.0%	$75,032	100.0%	$66,037	100.0%	$62,453	100.0%	$63,964	100.0%

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2018, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans: Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings.

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

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2018, 2017 and 2016 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2018, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of deposit and other time deposits	$95,247	$69,118	$292,728	$136,499	$593,592
Percent	16%	12%	49%	23%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within Part II: Item 6. SELECTED FINANCIAL DATA of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2018	2017	2016
Balance at December 31:
Federal funds purchased	$104,000	$144,038	$120,349
Securities sold under repurchase agreements (short-term portion)	113,512	136,623	146,480
Federal Home Loan Bank advances (short-term portion)	113,712	171,391	167,068
Total short-term borrowings	$331,224	$452,052	$433,897
Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2018	2017	2016
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	1.7%	0.9%	0.7%
Securities sold under repurchase agreements (short-term portion)	0.9%	0.4%	0.3%
Federal Home Loan Bank advances (short-term portion)	1.5%	1.5%	0.9%
Total short-term borrowings	1.4%	0.9%	0.6%
Weighted Average Interest Rate During the Year:
Federal funds purchased	1.9%	1.2%	0.7%
Securities sold under repurchase agreements (short-term portion)	0.6%	0.4%	0.3%
Federal Home Loan Bank advances (short-term portion)	2.0%	1.3%	1.5%
Total short-term borrowings	1.4%	0.9%	0.6%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$124,911	$144,038	$120,349
Securities sold under repurchase agreements (short-term portion)	143,016	145,883	158,185
Federal Home Loan Bank advances (short-term portion)	211,800	207,061	167,068
Total short-term borrowings	$479,727	$496,982	$445,602
Average Amount Outstanding During the year:
Federal funds purchased	$36,873	$47,078	$15,387
Securities sold under repurchase agreements (short-term portion)	124,762	134,401	145,379
Federal Home Loan Bank advances (short-term portion)	137,499	152,452	65,789
Total short-term borrowings	$299,134	$333,931	$226,555

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

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. In addition to affecting profitability, changes in interest rates can impact the valuation of assets and liabilities. For example, changes in reference rates linked to financial instruments, such as the London Interbank Offered Rate (LIBOR), may adversely affect the value of financial instruments the Corporation holds or issues and related net interest income. Rate changes can also affect the ability of borrowers to meet obligations under variable or adjustable rate loans which in turn affect loss rates on those assets. Also, the demand for interest rate based products and services, including loans and deposit accounts, may decline resulting in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

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

PART I: ITEM 1A. AND ITEM 1B.

Even when an attempted cyber incident or other security breach is successfully avoided or thwarted, the Corporation may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to reputational damage. If a breach were to occur, moreover, the Corporation could be exposed to contractual claims, regulatory actions, and litigation by private plaintiffs, and would additionally suffer reputational harm. Despite the Corporation’s efforts to safeguard the integrity of systems and controls and to manage third-party risk, the Corporation may not be able to anticipate or implement effective measures to prevent all security breaches or all risks to the sensitive, confidential, or proprietary information that it or its service providers or counterparties collect, store, or transmit. In addition, the Corporation may not have adequate insurance coverage to compensate for losses from a cyber incident or other security breach.

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

•	The Corporation’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our results of operations and financial condition.

•	The Corporation’s methods of reducing risk exposure may not be effective.

The Corporation maintains a comprehensive risk management program designed to identify, quantify, manage, mitigate, monitor, aggregate, and report risks. However, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market, liquidity, operational, compliance, financial reporting and strategic risks could be less effective than anticipated. As a result, the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse effect on our results of operations and financial condition.

•	The Corporation’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

The Corporation’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation’s financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include:  the allowance for loan losses; the valuation of investment securities; the valuation of goodwill and intangible assets; pension accounting; and the accounting related to acquisitions. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; significantly increase its pension liability; or modify the purchase price allocation of an acquisition. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by management, the Audit Committee of the Board of Directors oversees management’s accounting policies and methods.  For more information, refer to NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

•	A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2018, the Corporation had goodwill of $445,355,000 recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

PART I: ITEM 1A. AND ITEM 1B.

•	Changes in accounting standards could materially impact the Corporation’s financial statements.

From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of the Corporation’s financial statements. These changes can be hard to predict and can materially impact how the Corporation records and reports its financial condition and results of operations. In some cases, the Corporation could be required to apply a new or revised standard retroactively; resulting in the restatement of prior period financial statements.

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

•	Future impacts of the TCJA on the Corporation and its customers are unknown at present, creating uncertainty and risk related to demand for credit and the Corporation’s future results.

Increased economic activity resulting from the TCJA’s lower tax rates on businesses, generally, could encourage additional borrowing. However, some customers may use the additional cash flow from lower taxes to fund existing levels of activity and, as a result, decreasing their borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. While our 2018 net income was positively impacted by the TCJA, there is no guarantee that our future results will benefit similarly. Some or all of the benefits realized in 2018 could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we must do the same in order to remain competitive. Additionally, the benefits from the TCJA could be repealed as a result of future regulatory actions. As a result of these uncertainties, there is no assurance that we will realize the anticipated continued benefits of the TCJA in the future.

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

The Bank conducts business through numerous facilities owned and leased.  Of the 116 banking offices operated by the Bank, 96 are owned and 20 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2018 was $93,420,000.

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

Michael C. Rechin, 60, President and Chief Executive Officer, Corporation
President and Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 48, Executive Vice President and Chief Financial Officer and Chief Operating Officer, Corporation
Executive Vice President and Chief Financial Officer and Chief Operating Officer of the Corporation since May 2016; Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 53, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

John J. Martin, 52, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 50, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Jeffrey B. Lorentson, 55, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

Michele M. Kawiecki, 46, Senior Vice President and Director of Finance, Corporation
Senior Vice President and Director of Finance of the Corporation since March 2015; Senior Vice President of Capital Management and Assistant Treasurer of UMB Financial Corporation from May 2011 to March 2015; Director of Corporate Development and Enterprise Project Management at UMB Financial Corporation from May 2008 to May 2011; Chief Risk Officer at UMB Financial Corporation from February 2004 to May 2008.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index, the SNL Bank $1B - $5B index, and the SNL Bank $5B - $10B index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2013 and tracks it through December 31, 2018.

		Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
First Merchants Corporation	$100.00	$101.52	$115.32	$174.19	$197.91	$164.41
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank $5B-$10B	100.00	103.01	117.34	168.11	167.48	151.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the NASDAQ Global Select Market System under the symbol FRME. At the close of business on February 20, 2019, the number of shares outstanding was 49,697,568. There were 3,959 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2018, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October, 2018	103	$42.93
November, 2018	232	$41.42
December, 2018

The shares were purchased in connection with the exercise of certain outstanding stock options and the vesting of certain restricted stock awards.

On February 9, 2016, the Board of Directors of the Corporation approved a stock repurchase program of up to $15 million of the outstanding shares of the Corporation’s common stock. As of December 31, 2018, the Corporation has not made any purchases under the program. The program, which does not have a stated expiration date, may be discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	76,300	$12.40	20,697
Total	76,300	$12.40	20,697

PART II: ITEM 5. AND ITEM 6.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in Thousands, Except Share Data)	2018	2017	2016	2015	2014
Operations (1) (2) (3) (4) (5)
Net interest income fully taxable equivalent (FTE) basis	$349,589	$294,554	$240,014	$207,379	$194,958
Less tax equivalent adjustment	10,732	17,270	13,541	10,975	7,921
Net interest income	338,857	277,284	226,473	196,404	187,037
Provision for loan losses	7,227	9,143	5,657	417	2,560
Net interest income after provision for loan losses	331,630	268,141	220,816	195,987	184,477
Total other income	76,459	71,009	65,203	69,868	61,816
Total other expenses	219,951	205,556	177,359	174,806	164,008
Income before income tax expense	188,138	133,594	108,660	91,049	82,285
Income tax expense	28,999	37,524	27,609	25,665	22,123
Net income available to common stockholders	$159,139	$96,070	$81,051	$65,384	$60,162

Per Share Data
Basic net income available to common stockholders	$3.23	$2.13	$1.99	$1.73	$1.66
Diluted net income available to common stockholders	3.22	2.12	1.98	1.72	1.65
Cash dividends paid - common	0.84	0.69	0.54	0.41	0.29
December 31 book value - common	28.53	26.51	22.04	20.91	19.29
December 31 tangible book value - common (6)	19.12	16.96	15.85	14.68	13.65
December 31 market value (bid price) - common	34.27	42.06	37.65	25.42	22.75

Average Balances (1) (2) (3) (4) (5)
Total assets	$9,689,057	$8,196,229	$6,899,265	$6,085,687	$5,571,354
Total loans (7)	6,997,771	5,881,284	4,814,005	4,179,839	3,730,080
Earning assets	8,736,367	7,335,702	6,180,050	5,464,829	4,985,338
Total deposits	7,569,482	6,368,751	5,438,217	4,806,503	4,363,955
Total stockholders' equity	1,343,861	1,110,524	884,664	753,724	675,295

Year-End Balances (1) (2) (3) (4) (5)
Total assets	$9,884,716	$9,367,478	$7,211,611	$6,761,003	$5,824,127
Total loans (7)	7,229,245	6,758,415	5,142,574	4,703,716	3,932,100
Allowance for loan losses	80,552	75,032	66,037	62,453	63,964
Total deposits	7,754,593	7,172,530	5,556,498	5,289,647	4,640,694
Total stockholders' equity	1,408,260	1,303,463	901,657	850,509	726,827

Financial Ratios (1) (2) (3) (4) (5)
Return on average assets	1.64%	1.17%	1.17%	1.07%	1.08%
Return on average stockholders' equity	11.84	8.65	9.16	8.67	8.91
Average earning assets to average assets	90.17	89.50	89.58	89.80	89.48
Allowance for loan losses as % of total loans	1.11	1.11	1.28	1.33	1.63
Dividend payout ratio	26.09	32.55	27.27	23.84	17.58
Average stockholders' equity to average assets	13.87	13.55	12.82	12.39	12.12
Tax equivalent yield on earning assets	4.79	4.53	4.32	4.25	4.35
Cost of supporting liabilities	0.79	0.51	0.43	0.45	0.44
Net interest margin on earning assets	4.00	4.02	3.89	3.80	3.91

(1) Effective November 7, 2014, the Corporation acquired 100 percent of Community. Community was headquartered in Noblesville, Indiana and had 10 banking centers serving central Indiana. Pursuant to the merger agreement, each outstanding share of common stock of Community was converted into the right to receive either (a) 4.0926 shares of First Merchants' common stock, plus cash in lieu of fractional shares; or (b) $85.94 in cash, based upon shareholder elections. The Corporation paid $14.2 million in cash and issued approximately 1.6 million shares of common stock, valued at $35.0 million, for a total purchase price of approximately $49.2 million.

(2) Effective April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million.

(3) Effective December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana was headquartered in New Castle, Indiana and had 13 full service banking centers in east central and central Indiana. Pursuant to the merger agreement, shareholders of Ameriana received .9037 shares of the Corporation's common stock for each share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

(4) Effective May 19, 2017, the Corporation acquired 100 percent of Arlington Bank. Arlington Bank was headquartered in Columbus, Ohio and had 3 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, each Arlington Bank shareholder received 2.7245 shares of the Corporation's common stock for each outstanding share of Arlington Bank common stock held. The Corporation issued approximately 2.1 million shares of common stock, which was valued at approximately $82.6 million. The details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(5) On November 21, 2016, the Corporation purchased 495,112 shares, or 12.1 percent, of IAB's outstanding common stock from an IAB shareholder for $19.8 million. Effective July 14, 2017, the Corporation acquired the remaining shares of IAB common stock. IAB was headquartered in Fort Wayne, Indiana and had 16 full service banking centers serving the Fort Wayne, Indiana market. Pursuant to the merger agreement, each IAB shareholder received 1.653 shares of the Corporation's common stock for each outstanding share of IAB common stock held. The Corporation issued approximately 6.0 million shares of common stock. The transaction value for the remaining shares of common stock, not owned by the Corporation, was approximately $238.8 million, resulting in a total purchase price of $258.6 million. The details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(6) Non-GAAP reconciliation can be found in the “Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

(7) Includes loans held for sale.

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

Available for sale and held to maturity securities are evaluated for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not, will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Loans
The Corporation’s loan portfolio is carried at the principal amount outstanding, net of unearned income and principal charge-offs. Certain non-accrual, substantially delinquent and renegotiated loans classified as troubled debt restructures may be considered to be impaired in accordance with ASC 310, Receivables. Under ASC 310-10, a loan is impaired when, based on current information or events, it is probable all amounts due (principal and interest) according to the contractual terms of the loan agreement are uncollectible. Renegotiated consumer loans classified as troubled debt restructures are considered to be impaired. In applying the provisions of ASC 310-10, the Corporation considers all other investments in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent, or the present value of estimated future cash flows using the loan’s existing rate. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans Acquired in Business Combinations
Loans acquired in a business combination with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be purchased credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit risk grade and recent loan to value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30). These loans are initially measured at fair value based upon expected cash flows without anticipation of prepayments and includes estimated future credit losses expected to be incurred over the life of the loans. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying ASC 310-30, loans acquired in business combinations are individually evaluated for the initial fair value measurement. Accordingly, allowances for credit losses related to these loans are not carried over at the acquisition date.

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

Allowance for Loan Losses
The allowance for loan losses is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation’s strategy for credit risk management includes credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on regional geographic and industry levels, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Corporation’s methodology for assessing the appropriateness of the allowance consists of three key elements – the determination of the appropriate reserves for impaired loans accounted for under ASC 310-10, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance.

Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Loans individually evaluated for impairment are those deemed impaired in accordance with ASC 310-10, including commercial relationships greater than $500,000 that exhibit well defined credit weaknesses. Any allowances for impaired loans are measured based on the fair value of the underlying collateral if collateral dependent or the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation evaluates the collectability of principal when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Under ASC 350, Intangibles – Goodwill and Other, goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill. The Corporation completed its most recent annual goodwill impairment test on October 1, 2018 and concluded, based on current events and circumstances, goodwill is not impaired.

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

Derivatives that qualify for the hedge accounting treatment are designated as either: (1) a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in AOCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in AOCI are reflected in the consolidated statements of income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized in the consolidated statements of income. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

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

Income Taxes
Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2015.

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

RESULTS OF OPERATIONS – 2018

Net income available to stockholders was $159.1 million, an increase of $63.0 million, compared to $96.1 million during the same period in 2017. Earnings per fully diluted common share for 2018 totaled $3.22, an increase of $1.10 per share, or 51.9 percent, over $2.12 in 2017.

As of December 31, 2018, total assets equaled $9.9 billion compared to $9.4 billion as of year end 2017, an increase of 5.5 percent. The Corporation's total loan portfolio equaled $7.2 billion as of December 31, 2018, an increase of $470.8 million from December 31, 2017. The Corporation’s allowance for loan losses totaled $80.6 million as of December 31, 2018, compared to $75.0 million as of December 31, 2017. The allowance provides 308.1 percent coverage of all non-accrual loans and 1.11 percent of total loans at December 31, 2018.  The Corporation's provision expense for the year ended December 31, 2018 was $7.2 million compared to $9.1 million during the same period in 2017. The provision expense in 2018 was primarily due to organic loan growth. Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's investment securities portfolio increased $72.0 million from December 31, 2017, and totaled $1.6 billion as of December 31, 2018. Details of the composition of the Corporation's investment securities portfolio are included within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2018, total deposits equaled $7.8 billion, an increase of $582.1 million, or 8.1 percent, from December 31, 2017. The largest increases were in savings and demand deposits. Total borrowings decreased $163.4 million as of December 31, 2018, compared to December 31, 2017. Liquidity generated from organic deposit growth was used to fund loan and investment portfolio growth. Additionally, the excess liquidity was used to pay down Federal Home Loan Bank advances and Federal funds purchased, which decreased $99.4 million and $40.0 million, respectively. Additional details related to the changes in deposits and borrowings are detailed within NOTE 10. DEPOSITS and NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the “Deposits and Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 82 percent of revenues for the year ended December 31, 2018. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2018 and 35 percent was used for both 2017 and 2016, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The lower effective income tax rate during the twelve months ended December 31, 2018 when compared to the same periods in 2017 and 2016 were primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For 2018, the increase in net interest income was primarily driven by core organic loan growth and a full year of acquisition related earning assets from the acquisitions of Arlington Bank in May 2017 and IAB in July 2017.

In 2018, asset yields increased 26 basis points FTE and interest costs increased 35 basis points, resulting in an 9 basis point FTE decrease in net interest spread as compared to 2017. Earning assets increased $1,400,665,000 in 2018 compared to 2017 primarily as a result of organic loan growth and a full year of acquisition related earning assets. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $14,054,000 and $13,864,000, respectively, for the twelve months ended December 31, 2018 and 2017. Net interest margin, on a tax equivalent basis, decreased to 4.00 percent for 2018 compared to 4.02 percent in 2017.

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

Asset yields increased primarily as a result of the Federal Reserve's discount rate increases of 25 basis points at each of the Board's March, June and December 2017 meetings and the March, June, September and December 2018 meetings. Interest costs also increased as both core deposits and wholesale funding rates increased year-over-year.

Additional details of the Corporation's acquisitions, remaining loan fair value discount, accretable and nonaccretable yield can be found in NOTE 2. ACQUISITIONS, NOTE 6. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, and NOTE 21. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin is a function of net interest income and the level of average earning assets.  The following tables presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2018.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2018			2017			2016
Assets:
Interest-bearing deposits	$110,232	$2,241	2.03%	$75,417	$736	0.98%	$69,753	$350	0.50%
Federal Reserve and Federal Home Loan Bank stock	24,538	1,234	5.03	20,921	894	4.27	24,268	1,098	4.52
Investment Securities: (1)
Taxable	841,203	21,597	2.57	726,004	17,489	2.41	721,689	16,415	2.27
Tax-exempt (2)	762,623	32,290	4.23	632,076	32,891	5.20	550,335	28,649	5.21
Total investment securities	1,603,826	53,887	3.36	1,358,080	50,380	3.71	1,272,024	45,064	3.54
Loans held for sale	11,425	540	4.73	7,707	462	5.99	4,050	372	9.19
Loans: (3)
Commercial	5,143,576	274,302	5.33	4,267,651	204,771	4.80	3,541,098	162,848	4.60
Real estate mortgage	733,709	33,549	4.57	679,284	30,267	4.46	566,050	25,156	4.44
Installment	640,310	34,110	5.33	573,100	28,204	4.92	485,111	21,926	4.52
Tax-exempt (2)	468,751	18,813	4.01	353,542	16,452	4.65	217,696	10,039	4.61
Total loans	6,997,771	361,314	5.16	5,881,284	280,156	4.76	4,814,005	220,341	4.58
Total earning assets	8,736,367	418,676	4.79%	7,335,702	332,166	4.53%	6,180,050	266,853	4.32%
Net unrealized gain (loss) on securities available for sale	(14,790)			4,360			9,969
Allowance for loan losses	(77,444)			(70,380)			(62,976)
Cash and cash equivalents	131,925			142,503			105,443
Premises and equipment	94,567			97,446			96,023
Other assets	818,432			686,598			570,756
Total Assets	$9,689,057			$8,196,229			$6,899,265
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$2,319,081	$17,577	0.76%	$1,730,272	$5,817	0.34%	$1,427,535	$2,579	0.18%
Money market deposit accounts	1,097,762	6,721	0.61	938,959	2,788	0.30	825,681	1,705	0.21
Savings deposits	1,065,031	5,230	0.49	844,825	734	0.09	731,902	618	0.08
Certificates and other time deposits	1,514,271	22,014	1.45	1,339,866	14,467	1.08	1,151,700	11,012	0.96
Total interest-bearing deposits	5,996,145	51,542	0.86	4,853,922	23,806	0.49	4,136,818	15,914	0.38
Borrowings	718,061	17,545	2.44	664,045	13,806	2.08	512,356	10,925	2.13
Total interest-bearing liabilities	6,714,206	69,087	1.03	5,517,967	37,612	0.68	4,649,174	26,839	0.58
Noninterest-bearing deposits	1,573,337			1,514,829			1,301,399
Other liabilities	57,653			52,909			64,028
Total Liabilities	8,345,196			7,085,705			6,014,601
Stockholders' Equity	1,343,861			1,110,524			884,664
Total Liabilities and Stockholders' Equity	$9,689,057	69,087		$8,196,229	37,612		$6,899,265	26,839
Net Interest Income (FTE)		$349,589			$294,554			$240,014
Net Interest Spread (FTE) (4)			3.76%			3.85%			3.74%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.79%			4.53%			4.32%
Interest Expense / Average Earning Assets			0.79%			0.51%			0.43%
Net Interest Margin (FTE) (5)			4.00%			4.02%			3.89%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2018 and 35 percent for both 2017 and 2016. These totals equal $10,732, $17,270 and $13,541, respectively.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $5.5 million, or 7.7 percent, in 2018 compared to 2017. Organic growth in 2018 coupled with a full year of the larger customer base from the Arlington Bank and IAB acquisitions resulted in an increase in service charges on deposit accounts, fiduciary activities and other customer fees of $4.5 million when compared to 2017. Additional details of the 2017 acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Additionally, 2018 contained an increase in other income and gains on sales of available for sale securities of $2.2 million and $1.6 million, respectively. Finally, the increases noted above were offset by a decrease of $2.5 million in gains on life insurance benefits when compared to 2017.

In 2017, non-interest income increased $5.8 million, or 8.9 percent, compared to 2016. Organic growth in 2017, coupled with a partial year of the larger customer base resulting from the Arlington Bank and IAB acquisitions, contributed to an increase in service charges on deposit accounts, fiduciary activities and other customer fees of $4.4 million in 2017 when compared to 2016.

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

Finally, the 2017 increases noted above were partially offset by decreases from 2016 to 2017 in net realized gains on sales of available for sale securities and other income of $758,000 and $624,000, respectively.

NON-INTEREST EXPENSES

Non-interest expenses increased $14.4 million, or 7.0 percent, in 2018 compared to 2017. With the Arlington Bank and IAB acquisitions occurring in May and July 2017, respectively, 2018 reflected the first full year of non-interest expenses associated with the significantly larger franchise and customer base. The largest increase was in salaries and employee benefits of $11.9 million, or 9.9 percent, over 2017 primarily due to the addition of Arlington Bank and IAB personnel. Other categories experiencing increases in 2018 compared to 2017 were net occupancy, equipment, marketing, outside data processing fees, and other expenses, which increased by $5.9 million. Additionally, intangible asset amortization increased $1.1 million due to amortization related to the Arlington Bank and IAB intangibles.

Partially offsetting the increases was a $4.6 million decrease in professional and other outside services primarily due to Arlington Bank and IAB contract termination, system conversion and professional expenses of $6.3 million recognized in 2017. The Corporation also realized a decrease in other real estate owned and foreclosure expenses of $433,000 when compared to 2017.

In 2017, non-interest expenses increased $28.2 million, or 15.9 percent, compared to 2016. The acquisitions of Arlington Bank and IAB were the largest contributing factor for the increase. In 2017, the Corporation recorded $12.2 million of acquisition-related expenses, for both Arlington Bank and IAB, primarily consisting of $4.5 million of contract termination and system conversion expenses, $2.2 million of employee severance and retention expenses and $1.6 million of other outside services and professional expenses. Additionally, the larger franchise and growth in our customer base as a result of the acquisitions resulted in non-interest expenses from IAB and Arlington Bank operations of $8.5 million and $3.1 million, respectively, in 2017, compared to 2016. The largest non-interest expenses impacted were salaries and employee benefits, net occupancy, outside data processing and other expenses. Additionally, intangible asset amortization increased $1.7 million primarily due to amortization recorded in 2017 related to the Arlington Bank and IAB intangibles.

In 2017, the Corporation's continued focus on asset quality resulted in a decline in other real estate owned and foreclosure expenses of $974,000, compared to 2016. FDIC expense for 2017 decreased $472,000 from 2016 as a result of the 2016 FDIC assessment calculation change for banks under $10 billion in total assets. Additionally, in 2016, the Bank converted its banking charter from a national association, regulated by the Office of the Comptroller of the Currency, to an Indiana state-chartered bank, regulated by the Indiana DFI and the FDIC, resulting in a $517,000 reduction in examination fees compared to 2016.

INCOME TAX EXPENSE

Income tax expense in 2018 was $28,999,000 on pre-tax income of $188,138,000, or 15.4 percent. For 2017, income tax expense was $37,524,000 on pre-tax income of $133,594,000, or 28.1 percent. The decrease in the effective tax rate in 2018 when compared to 2017 was primarily a result of the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017. The impact of TCJA was twofold. First, the federal statutory rate used in 2018 was 21 percent compared to 35 percent in 2017. Secondly, the revaluation of net deferred tax assets required by ASC 740 at December 31, 2017 resulted in an increase to federal income tax expense of $5,120,000 causing the 2017 effective tax rate to be inflated. In addition to the effect of TCJA, the Corporation's effective tax rate in 2018 was reduced by the release of the valuation allowance previously recorded against state deferred tax assets.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain a minimum ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer was phased in from zero percent in 2015 to the fully-implemented 2.50 percent in 2019. During 2018, the Corporation was required to hold a capital conservation buffer of 1.875 percent, which amount increases by 0.625 percent for 2019, the final year of the phase-in. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

As of December 31, 2018, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2018 and December 31, 2017 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,177,725	14.61%	$644,871	8.00%	N/A	N/A
First Merchants Bank	1,092,602	13.46	649,531	8.00	$811,914	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,032,173	12.80%	$483,653	6.00%	N/A	N/A
First Merchants Bank	1,012,050	12.47	487,148	6.00	$649,531	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$966,032	11.98%	$362,740	4.50%	N/A	N/A
First Merchants Bank	1,012,050	12.47	365,361	4.50	$527,744	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,032,173	10.91%	$378,379	4.00%	N/A	N/A
First Merchants Bank	1,012,050	10.70	379,397	4.00	$472,996	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,048,757	13.69%	$612,848	8.00%	N/A	N/A
First Merchants Bank	1,016,355	13.17	617,477	8.00	$771,847	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$908,725	11.86%	$459,636	6.00%	N/A	N/A
First Merchants Bank	941,323	12.20	463,108	6.00	$617,477	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$842,806	11.00%	$344,727	4.50%	N/A	N/A
First Merchants Bank	941,323	12.20	347,331	4.50	$501,700	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$908,725	10.43%	$348,407	4.00%	N/A	N/A
First Merchants Bank	941,323	10.83	347,794	4.00	$434,742	5.00%

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

	December 31, 2018		December 31, 2017
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,408,260	$1,456,220	$1,303,463	$1,404,303
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	21,422	19,031	3,534	763
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	66,141		65,919
Less: Disallowed Goodwill and Intangible Assets	(463,525)	(463,076)	(464,066)	(463,618)
Total Tier 1 Capital (Regulatory)	1,032,173	1,012,050	908,725	941,323
Qualifying Subordinated Debentures	65,000		65,000
Allowance for Loan Losses Includible in Tier 2 Capital	80,552	80,552	75,032	75,032
Total Risk-Based Capital (Regulatory)	$1,177,725	$1,092,602	$1,048,757	$1,016,355

Net Risk-Weighted Assets (Regulatory)	$8,060,882	$8,119,141	$7,660,604	$7,718,467
Average Assets	$9,459,477	$9,459,925	$8,710,171	$8,694,838

Total Risk-Based Capital Ratio (Regulatory)	14.61%	13.46%	13.69%	13.17%
Tier 1 Capital to Risk-Weighted Assets	12.80%	12.47%	11.86%	12.20%
Tier 1 Capital to Average Assets	10.91%	10.70%	10.43%	10.83%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,032,173	$1,012,050	$908,725	$941,323
Less: Qualified Capital Securities	(66,141)		(65,919)
Common Equity Tier 1 Capital (Regulatory)	$966,032	$1,012,050	$842,806	$941,323

Net Risk-Weighted Assets (Regulatory)	$8,060,882	$8,119,141	$7,660,604	$7,718,467
Common Equity Tier 1 Capital Ratio (Regulatory)	11.98%	12.47%	11.00%	12.20%

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

Because these measures are not defined in GAAP or federal banking regulations, they are considered non-GAAP financial measures. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of results as reported under GAAP.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.97 percent at December 31, 2018, and 9.30 percent at December 31, 2017.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Shares and Dollars in Thousands, Except Per Share Amounts)	December 31, 2018	December 31, 2017
Total Stockholders' Equity (GAAP)	$1,408,260	$1,303,463
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(469,784)	(476,503)
Tangible common equity (non-GAAP)	$938,351	$826,835
Total assets (GAAP)	$9,884,716	$9,367,478
Less: Intangible assets (GAAP)	(469,784)	(476,503)
Tangible assets (non-GAAP)	$9,414,932	$8,890,975
Tangible common equity to tangible assets (non-GAAP)	9.97%	9.30%

Tangible common equity (non-GAAP)	$938,351	$826,835
Plus: Tax Benefit of intangibles (non-GAAP)	5,017	6,789
Tangible common equity, net of tax (non-GAAP)	$943,368	$833,624
Common Stock outstanding at December 31, 2017	49,350	$49,158
December 31 - tangible book value - common (non-GAAP)	$19.12	$16.96

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the periods ended December 31, 2018 and 2017.

(Dollars in Thousands, Except Per Share Amounts)	December 31, 2018	December 31, 2017
Average goodwill (GAAP)	$445,354	$345,491
Average core deposit intangible (GAAP)	27,770	23,564
Average deferred tax on CDI (GAAP)	(5,703)	(9,050)
Intangible adjustment (non-GAAP)	$467,421	$360,005
Average stockholders' equity (GAAP)	$1,343,861	$1,110,524
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(467,421)	(360,005)
Average tangible capital (non-GAAP)	$876,315	$750,394
Average assets (GAAP)	$9,689,057	$8,196,229
Intangible adjustment (non-GAAP)	(467,421)	(360,005)
Average tangible assets (non-GAAP)	$9,221,636	$7,836,224
Net income available to common stockholders (GAAP)	$159,139	$96,070
CDI amortization, net of tax (GAAP)	5,307	3,670
Tangible net income available to common stockholders (non-GAAP)	$164,446	$99,740
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$3.22	$2.12
Diluted tangible net income available to common stockholders (non-GAAP)	$3.32	$2.20
Ratios:
Return on average GAAP capital (ROE)	11.84%	8.65%
Return on average tangible capital	18.77%	13.30%
Return on average assets (ROA)	1.64%	1.17%
Return on average tangible assets	1.78%	1.27%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital. Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

LOAN QUALITY/PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. Commercial loans are individually underwritten and judgmentally risk rated. They are periodically monitored and prompt corrective actions are taken on deteriorating loans. Consumer loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

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

At December 31, 2018, non-performing loans totaled $27,251,000, a decrease of $2,486,000 from December 31, 2017. Loans not accruing interest income totaled $26,148,000 at December 31, 2018, a decrease of $2,576,000 from the December 31, 2017 balance of $28,724,000. The Corporation's coverage ratio of allowance for loan losses to non-accrual loans increased from 261.2 percent at December 31, 2017 to 308.1 percent at December 31, 2018. See additional information in the “Provision and Allowance for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned totaling $2,179,000 decreased $8,194,000 during the twelve month period ending December 31, 2018. The decrease in other real estate owned was partially driven by the sale of a single commercial property with a carrying value of $6.3 million. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans delinquent 90-days or more of $1,855,000 at December 31, 2018 increased $931,000 from the December 31, 2017 balance of $924,000. The December 31, 2018 balance of accruing loans 90-days or more delinquent included a $985,000 residential real estate construction loan for which permanent financing was delayed for reasons not related to credit quality. Loans secured by commercial and farmland real estate 90-days or more delinquent and accruing decreased $603,000 from December 31, 2017.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At December 31, 2018, impaired loans totaled $22,025,000, a decrease of $1,186,000 from the December 31, 2017 balance of $23,211,000. At December 31, 2018, a specific allowance for losses was not deemed necessary for impaired loans totaling $11,594,000 as there was no identified loss on these credits. An allowance of $1,872,000 was recorded for the remaining balance of these impaired loans totaling $10,431,000, and is included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2018	2017
Non-performing assets:
Non-accrual loans	$26,148	$28,724
Renegotiated loans	1,103	1,013
Non-performing loans (NPL)	27,251	29,737
Other real estate owned	2,179	10,373
Non-performing assets (NPA)	29,430	40,110
Loans 90-days or more delinquent and still accruing	1,855	924
NPAs and loans 90-days or more delinquent	$31,285	$41,034
Impaired loans	$22,025	$23,211

The non-accrual balances in the above table include troubled debt restructures totaling $705,000 and $3,630,000 as of December 31, 2018 and December 31, 2017, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2018	2017
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$2,052	$3,278
Agricultural production financing and other loans to farmers	679	1,027
Real estate loans
Construction	11,606	2,980
Commercial and farmland	8,682	20,382
Residential	5,987	11,051
Home equity	1,815	2,239
Individual's loans for household and other personal expenditures	110	77
Other commercial loans	354
Non-performing assets and loans 90-days or more delinquent	$31,285	$41,034

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

Concentrations of credit in the portfolio, including commercial construction and land development loans, are closely monitored by management. The composition of the loan portfolio including concentration percentage is shown in Part I. Item I. BUSINESS - Loan Portfolio of this Annual Report on Form 10-K.

In 2018, net charge-offs totaled $1,707,000, an increase of $1,559,000 and a decrease of $366,000 from 2017 and 2016, respectively.  In 2018, the Corporation incurred charge-offs exceeding $500,000 on two commercial relationships, with said charge-offs totaling $1,300,000. Recoveries above $500,000, totaling $809,000, were recognized on one commercial relationship during 2018.

The Corporation's loan loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2018	2017	2016
Allowance for loan losses:
Beginning balance	$75,032	$66,037	$62,453

Charge-offs	7,983	5,028	7,429
Recoveries	6,276	4,880	5,356
Net charge-offs	1,707	148	2,073
Provision for loan losses	7,227	9,143	5,657
Ending balance	$80,552	$75,032	$66,037
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.00%	0.04%
Ratio of allowance to non-accrual loans	308.10%	261.20%	220.10%

The distribution of the net charge-offs by collateral classification is provided in the following table for the years indicated.

(Dollars in Thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net charge-offs:
Commercial and industrial loans	$(257)	$(141)	$600
Agricultural production financing and other farm loans	37	(66)	59
Real estate loans
Construction	734	(31)	(11)
Commercial and farmland	(518)	(492)	329
Residential	586	162	511
Home equity	598	447	388
Individuals loans for household and other personal expenditures	447	269	198
Other commercial loans	80		(1)
Total net charge-offs	$1,707	$148	$2,073

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is a charge against earnings. The provision for loan losses in 2018, 2017, and 2016 was $7,227,000, $9,143,000, and $5,657,000, respectively.

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

Management believes that the allowance for loan losses is adequate to cover incurred losses inherent in the loan portfolio at December 31, 2018. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values. Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

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

At December 31, 2018, the allowance for loan losses was $80,552,000, an increase of $5,520,000 from December 31, 2017. The increase in the allowance for loan losses was primarily due to the level of organic growth in 2018. During the twelve-month period ending December 31, 2018, specific reserves on impaired loans increased $235,000, and the loss reserve for loans not deemed impaired increased $5,285,000. As a percent of total loans, the allowance was 1.11 percent at December 31, 2018 and at December 31, 2017.

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

The following table summarizes loan loss reserves by collateral segment for the periods ended December 31, 2018 and 2017.

	December 31, 2018
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment		$1,435	$1	$436		$1,872
Collectively evaluated for impairment	$32,655	28,174	3,963	13,886	$2	78,680
Total allowance for loan losses	$32,655	$29,609	$3,964	$14,322	$2	$80,552

	December 31, 2017
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$666	$567		$404		$1,637
Collectively evaluated for impairment	29,752	26,776	$3,732	13,133	$2	73,395
Total allowance for loan losses	$30,418	$27,343	$3,732	$13,537	$2	$75,032

The historical loss allocation for loans not deemed impaired according to ASC 450 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment. The historical loss factors are based upon actual loss experience within each risk and call code classification. The historical look back period for non-criticized loans is the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans. This look back period includes all charge-offs from the most recent seven quarters. The loss factor computation for this allocation includes a segmented historical loss migration analysis of loans, by risk grade, to charge-off.

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

The Corporation’s primary market areas for lending are central Indiana, northwestern Indiana, northeastern Indiana, northeastern Illinois, and central Ohio. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. The allowance for loan losses at December 31, 2018 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

GOODWILL

Goodwill is reviewed at least annually for impairment. The Corporation completed its most recent annual goodwill impairment test on October 1, 2018 and concluded, based on current events and circumstances, goodwill is not impaired. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. There were no changes in goodwill for the year ending December 31, 2018. Details regarding the acquisitions are discussed in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled$1,142,195,000 at December 31, 2018, an increase of $142,248,000, or 14.2 percent, from December 31, 2017. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $4,732,000 at December 31, 2018. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At December 31, 2018, total borrowings from the FHLB were $314,986,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2018 was $629,237,000.

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

The Bank provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Summarized credit-related financial instruments at December 31, 2018 are as follows:

December 31,
(Dollars in Thousands)	2018
Amounts of Commitments:
Loan commitments to extend credit	$2,684,806
Standby letters of credit	32,862
$2,717,668

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

In addition to owned banking facilities, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. The required payments under such commitments and borrowings at December 31, 2018 are as follows:

(Dollars in Thousands)	2019	2020	2021	2022	2023	2024 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$3,721	$3,584	$3,283	$3,150	$2,622	$12,495		$28,855
Federal funds purchased	104,000							104,000
Securities sold under repurchase agreements	113,512							113,512
Federal Home Loan Bank advances	113,713	41,273	55,000	45,000	35,000	25,000		314,986
Subordinated debentures and term loans						142,322	$(3,859)	138,463
Total	$334,946	$44,857	$58,283	$48,150	$37,622	$179,817	$(3,859)	$699,816

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2018 remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2018.

	December 31, 2018
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$36,963				$36,963
Investment securities	62,556	$34,489	$211,477	$1,324,060	1,632,582
Loans	4,050,614	357,201	1,477,256	1,344,174	7,229,245
Federal Home Loan Bank stock			24,588		24,588
Total rate-sensitive assets	$4,150,133	$391,690	$1,713,321	$2,668,234	$8,923,378
Rate-Sensitive Liabilities:
Interest-bearing deposits	$5,179,541	$649,063	$458,007	$20,075	$6,306,686
Federal funds purchased	104,000				104,000
Securities sold under repurchase agreements	113,512				113,512
Federal Home Loan Bank advances	80,000	78,800	131,300	24,886	314,986
Subordinated debentures and term loans	68,463			70,000	138,463
Total rate-sensitive liabilities	$5,545,516	$727,863	$589,307	$114,961	$6,977,647
Interest rate sensitivity gap by period	$(1,395,383)	$(336,173)	$1,124,014	$2,553,273
Cumulative rate sensitivity gap	$(1,395,383)	$(1,731,556)	$(607,542)	$1,945,731
Cumulative rate sensitivity gap ratio
at December 31, 2018	74.8%	72.4%	91.1%	127.9%
at December 31, 2017	79.3%	79.0%	100.6%	132.9%

The Corporation had a cumulative negative gap of $1.7 billion in the one-year horizon at December 31, 2018 or 17.52 percent of total assets.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2018, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2018
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal Funds	200	(100)
One-Year CMT	200	(100)
Three-Year CMT	200	(100)
Five-Year CMT	200	(100)
CD's	200	(25)
FHLB	200	(100)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2018
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$344,064	$371,221	$330,990
Variance from Base		$27,157	$(13,074)
Percent of Change from Base		7.89%	(3.80)%
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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2018 and 2017. Earnings assets at December 31, 2018 increased by $545,509,000 compared to December 31, 2017.

Loans and loans held for sale increased by $470,830,000 from December 2017. The largest loan segments that experienced increases were commercial and farmland and commercial and industrial. The largest loan segments that experienced decreases were construction and agricultural production financing and other loans to farmers. Additional details of the changes in the Corporation's loan porfolio are discussed within NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Additionally, investment securities increased $7,980,000 since December 31, 2017. Liquidity generated from an increase in deposits was used to fund organic loan growth and purchases of investment securities in 2018.

	December 31,	December 31,
(Dollars in Thousands)	2018	2017
Interest-bearing time deposits	$36,963	$35,027
Investment securities available for sale	1,142,195	999,947
Investment securities held to maturity	490,387	560,655
Loans held for sale	4,778	7,216
Loans	7,224,467	6,751,199
Federal Home Loan Bank stock	24,588	23,825
	$8,923,378	$8,377,869

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements, FHLB advances, subordinated debentures and term loans) at December 31, 2018 and 2017.

	December 31,	December 31,
(Dollars in Thousands)	2018	2017
Deposits	$7,754,593	$7,172,530
Federal funds purchased	104,000	144,038
Securities sold under repurchase agreements	113,512	136,623
Federal Home Loan Bank advances	314,986	414,377
Subordinated debentures and term loans	138,463	139,349
	$8,425,554	$8,006,917

Deposits increased $582,063,000 from December 31, 2017. Savings, demand and time deposits increased $288,335,000, $238,524,000 and $189,485,000, respectively, from the same period in 2017. Offsetting these increases was a decrease in brokered certificates of deposits of $134,281,000. Federal Home Loan Bank Advances and Federal Funds purchased decreased $99,391,000 and $40,038,000, respectively. Liquidity generated from an increase in deposits was used to fund organic loan growth and pay down wholesale funding sources.

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

INCOME TAXES

Income tax expense totaled $28,999,000 for 2018 compared to $37,524,000 for 2017. The Corporation’s federal statutory income tax rate for 2018 is 21 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment. The reconciliation of federal statutory to actual tax expense is shown in NOTE 21. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s tax asset, deferred and receivable decreased from $23,983,000 at December 31, 2017 to $23,668,000 at December 31, 2018.
The largest component is the Corporation’s net deferred tax asset, which increased from $19,818,000 at December 31, 2017 to $21,402,000 at December 31, 2018. The $1,584,000 increase in the Corporation’s net deferred tax asset was due to a combination of a decrease in deferred tax assets and liabilities offset by a decrease in the valuation allowance. The largest net deferred tax asset increase was associated with the release of the $6,966,000 valuation allowance previously recorded against state deferred tax assets. Management believes it is more likely than not that the benefit of the state deferred tax assets will be fully realized. Additionally, the net change in deferred taxes associated with accounting for unrealized gains and losses on available for sale securities increased the net deferred tax asset by $4,584,000. Offsetting these increases were deferred tax asset decreases associated with federal and state net operating loss carryforwards, accounting for loans and deferred compensation of $3,875,000, $2,971,000 and $2,347,000, respectively.

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
Muncie, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Corporation's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2019, expressed as an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the Corporation's financial statements based on our audits.
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

Indianapolis, Indiana
February 27, 2019

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2018	2017
ASSETS
Cash and cash equivalents	$139,247	$154,905
Interest-bearing time deposits	36,963	35,027
Investment securities available for sale	1,142,195	999,947
Investment securities held to maturity (fair value of $489,217 and $568,208)	490,387	560,655
Loans held for sale	4,778	7,216
Loans	7,224,467	6,751,199
Less: Allowance for loan losses	(80,552)	(75,032)
Net loans	7,143,915	6,676,167
Premises and equipment	93,420	95,852
Federal Home Loan Bank stock	24,588	23,825
Interest receivable	40,881	37,130
Other intangibles	24,429	31,148
Goodwill	445,355	445,355
Cash surrender value of life insurance	224,939	223,557
Other real estate owned	2,179	10,373
Tax asset, deferred and receivable	23,668	23,983
Other assets	47,772	42,338
TOTAL ASSETS	$9,884,716	$9,367,478
LIABILITIES
Deposits:
Noninterest-bearing	$1,447,907	$1,761,553
Interest-bearing	6,306,686	5,410,977
Total Deposits	7,754,593	7,172,530
Borrowings:
Federal funds purchased	104,000	144,038
Securities sold under repurchase agreements	113,512	136,623
Federal Home Loan Bank advances	314,986	414,377
Subordinated debentures and term loans	138,463	139,349
Total Borrowings	670,961	834,387
Interest payable	5,607	4,390
Other liabilities	45,295	52,708
Total Liabilities	8,476,456	8,064,015
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 49,349,800 and 49,158,238 shares	6,169	6,145
Additional paid-in capital	840,052	834,870
Retained earnings	583,336	465,231
Accumulated other comprehensive loss	(21,422)	(2,908)
Total Stockholders' Equity	1,408,260	1,303,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,884,716	$9,367,478

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2018	December 31, 2017	December 31, 2016
INTEREST INCOME
Loans receivable:
Taxable	$342,501	$263,704	$210,302
Tax exempt	14,862	10,694	6,525
Investment securities:
Taxable	21,597	17,489	16,415
Tax exempt	25,509	21,379	18,622
Deposits with financial institutions	2,241	736	350
Federal Reserve and Federal Home Loan Bank stock	1,234	894	1,098
Total Interest Income	407,944	314,896	253,312
INTEREST EXPENSE
Deposits	51,542	23,806	15,914
Federal funds purchased	718	561	102
Securities sold under repurchase agreements	762	477	374
Federal Home Loan Bank advances	7,832	5,196	3,264
Subordinated debentures and term loans	8,233	7,572	7,185
Total Interest Expense	69,087	37,612	26,839
NET INTEREST INCOME	338,857	277,284	226,473
Provision for loan losses	7,227	9,143	5,657
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	331,630	268,141	220,816
OTHER INCOME
Service charges on deposit accounts	20,950	18,722	17,762
Fiduciary activities	14,906	14,682	12,591
Other customer fees	19,895	17,863	16,542
Increase in cash surrender value of life insurance	4,020	3,906	3,630
Gains on life insurance benefits	198	2,671	643
Net gains and fees on sales of loans	7,029	7,564	7,052
Net realized gains on sales of available for sale securities	4,269	2,631	3,389
Other income	5,192	2,970	3,594
Total Other Income	76,459	71,009	65,203
OTHER EXPENSES
Salaries and employee benefits	131,704	119,812	102,552
Net occupancy	18,341	16,976	16,997
Equipment	14,334	13,090	12,497
Marketing	4,681	3,739	3,008
Outside data processing fees	13,215	12,242	9,148
Printing and office supplies	1,425	1,283	1,348
Intangible asset amortization	6,719	5,647	3,910
FDIC assessments	2,920	2,564	3,036
Other real estate owned and foreclosure expenses	1,470	1,903	2,877
Professional and other outside services	8,176	12,757	6,516
Other expenses	16,966	15,543	15,470
Total Other Expenses	219,951	205,556	177,359
INCOME BEFORE INCOME TAX	188,138	133,594	108,660
Income tax expense	28,999	37,524	27,609
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$159,139	$96,070	81,051

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic	$3.23	$2.13	$1.99
Diluted	$3.22	$2.12	$1.98

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net income	$159,139	$96,070	$81,051
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $3,174, $5,193, and $4,893	(13,872)	9,645	(9,087)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $52, $4, and $128	437	9	(240)
Reclassification adjustment for net gains included in net income, net of tax of $797, $576, and $749	(3,002)	(1,070)	(1,390)
Defined benefit pension plans, net of tax of $1,001, $1,125, and $809
Net gain (loss) arising during period	(1,435)	2,686	(470)
Amortization of prior service cost	(16)	(597)	(1,032)
	(17,888)	10,673	(12,219)
Comprehensive income	$141,251	$106,743	$68,832

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2015	125	125	40,664,259	5,083	504,530	342,133	(1,362)	850,509
Comprehensive income
Net income						81,051		81,051
Other comprehensive income (loss), net of tax							(12,219)	(12,219)
Cash dividends on common stock ($.54 per share)						(22,203)		(22,203)
Share-based compensation			141,126	17	2,583			2,600
Stock issued under employee benefit plans			20,545	3	459			462
Stock issued under dividend reinvestment and stock purchase plan			30,297	4	831			835
Stock options exercised			128,848	16	2,586			2,602
Stock redeemed			(72,378)	(9)	(1,971)			(1,980)
Balances, December 31, 2016	125	125	40,912,697	5,114	509,018	400,981	(13,581)	901,657
Comprehensive income
Net income						96,070		96,070
Other comprehensive income (loss), net of tax							10,673	10,673
Cash dividends on common stock ($.69 per share)						(31,820)		(31,820)
Issuance of common stock related to acquisition			8,044,446	1,006	320,425			321,431
Share-based compensation			89,362	11	2,816			2,827
Stock issued under employee benefit plans			14,948	2	517			519
Stock issued under dividend reinvestment and stock purchase plan			24,058	3	988			991
Stock options exercised			104,748	13	2,385			2,398
Stock redeemed			(32,021)	(4)	(1,279)			(1,283)
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income
Net income						159,139		159,139
Other comprehensive income (loss), net of tax							(17,888)	(17,888)
Cash dividends on common stock ($.84 per share)						(41,660)		(41,660)
Reclassification adjustment under ASU 2018-02						626	(626)	—
Share-based compensation			112,569	14	3,578			3,592
Stock issued under employee benefit plans			19,001	2	705			707
Stock issued under dividend reinvestment and stock purchase plan			28,156	4	1,207			1,211
Stock options exercised			76,152	10	1,588			1,598
Stock redeemed			(44,316)	(6)	(1,896)			(1,902)
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2018	2017	2016
Cash Flow From Operating Activities:
Net income	$159,139	$96,070	$81,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,227	9,143	5,657
Depreciation and amortization	8,842	7,967	7,161
Change in deferred taxes	3,524	15,523	8,611
Share-based compensation	3,592	2,827	2,600
Loans originated for sale	(372,791)	(377,252)	(354,265)
Proceeds from sales of loans held for sale	380,254	387,095	367,148
Gains on sales of loans held for sale	(5,025)	(5,910)	(5,918)
Gains on sales of securities available for sale	(4,269)	(2,631)	(3,389)
Increase in cash surrender of life insurance	(4,020)	(3,906)	(3,630)
Gains on life insurance benefits	(198)	(2,671)	(643)
Change in interest receivable	(3,751)	(6,838)	(1,779)
Change in interest payable	1,217	31	18
Other adjustments	6,494	7,054	1,097
Net cash provided by operating activities	180,235	126,502	103,719
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(1,936)	237,936	7,856
Purchases of:
Securities available for sale	(370,284)	(479,045)	(281,470)
Securities held to maturity	(30,465)	(30,220)	(110,797)
Proceeds from sales of securities available for sale	154,519	94,165	167,186
Proceeds from maturities of:
Securities available for sale	77,881	70,846	73,956
Securities held to maturity	66,129	72,220	119,052
Redemption (Purchase) of Federal Reserve and Federal Home Loan Bank stock	(763)	40	19,669
Net change in loans	(483,418)	(670,000)	(452,781)
Net cash and cash equivalents received in acquisition		54,536
Proceeds from the sale of other real estate owned	9,121	6,584	9,974
Proceeds from life insurance benefits	2,836	11,655	3,141
Other investing activities	804	(4,047)	(4,490)
Net cash used in investing activities	(575,576)	(635,330)	(448,704)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	526,859	425,742	332,600
Certificates of deposit and other time deposits	55,204	75,236	(66,920)
Borrowings	1,515,526	1,088,189	1,107,795
Repayment of borrowings	(1,677,860)	(1,024,166)	(982,449)
Cash dividends on common stock	(41,660)	(31,820)	(22,203)
Stock issued under employee benefit plans	707	519	462
Stock issued under dividend reinvestment and stock purchase plans	1,211	991	835
Stock options exercised	1,598	2,398	2,602
Stock redeemed	(1,902)	(1,283)	(1,980)
Net cash provided by financing activities	379,683	535,806	370,742
Net Change in Cash and Cash Equivalents	(15,658)	26,978	25,757
Cash and Cash Equivalents, January 1	154,905	127,927	102,170
Cash and Cash Equivalents, December 31	$139,247	$154,905	$127,927
Additional cash flow information:
Interest paid	$67,870	$36,332	$26,821
Income tax paid	23,289	22,421	11,999
Loans transferred to other real estate owned	855	8,360	1,684
Fixed assets transferred to other assets	374	6,753	360
Non-cash investing activities using trade date accounting	6,551	9,401	14,179
Investments transferred from held to maturity to available for sale in accordance with ASU 2017-12	30,794

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Fair value of assets acquired	$—	$1,531,397	$—
Cash received (paid) in acquisition		(12)
Less: Common stock issued		321,431
Liabilities assumed	$—	$1,209,954	$—

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation

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

The Corporation is a financial holding company whose principal activity is the ownership and management of the Bank and operates in a single significant business segment. The Bank provides full banking services under an Indiana state-charter. Additionally, the Bank operates as First Merchants Private Wealth Advisors (a division of First Merchants Bank).

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

Available for sale and held to maturity securities are evaluated for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not, will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

LOANS held in the Corporation’s loan portfolio are carried at the principal amount outstanding, net of unearned income and principal charge-offs. Certain non-accrual, substantially delinquent and renegotiated loans classified as troubled debt restructures may be considered to be impaired in accordance with ASC 310, Receivables. Under ASC 310-10, a loan is impaired when, based on current information or events, it is probable all amounts due (principal and interest) according to the contractual terms of the loan agreement are uncollectible. Renegotiated consumer loans classified as troubled debt restructures are considered to be impaired. In applying the provisions of ASC 310-10, the Corporation considers all other investments in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent, or the present value of estimated future cash flows using the loan’s existing rate. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. The valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

LOANS ACQUIRED IN BUSINESS COMBINATIONS with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be purchased credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit risk grade and recent loan to value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30). These loans are initially measured at fair value based upon expected cash flows without anticipation of prepayments and includes estimated future credit losses expected to be incurred over the life of the loans. As a result, related discounts are recognized subsequently through accretion based on the expected cash flows of the acquired loans. For purposes of applying ASC 310-30, loans acquired in business combinations are individually evaluated for the initial fair value measurement. Accordingly, allowances for credit losses related to these loans are not carried over at the acquisition date.

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

ALLOWANCE FOR LOAN LOSSES is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation’s strategy for credit risk management includes credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on regional geographic and industry levels, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Corporation’s methodology for assessing the appropriateness of the allowance consists of three key elements – the determination of the appropriate reserves for impaired loans accounted for under ASC 310-10, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what is reflected in the first two components of the allowance.

Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Loans individually evaluated for impairment are those deemed impaired in accordance with ASC 310-10, including commercial relationships greater than $500,000 that exhibit well defined credit weaknesses. Any allowances for impaired loans are measured based on the fair value of the underlying collateral if collateral dependent or the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation evaluates the collectability of principal when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

BANK OWNED LIFE INSURANCE has been purchased on certain employees and directors of the Corporation to offset a portion of the employee benefit costs. The Corporation records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Changes in cash surrender values and death benefits received in excess of cash surrender values are reported in non-interest income. A corporate policy is in place with defined thresholds that limit the amount of credit, interest rate and liquidity risk inherent in a BOLI portfolio. The Corporation actively monitors the overall portfolio performance along with the credit quality of the insurance carriers and the credit quality and yield of the underlying investments.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Derivatives that qualify for the hedge accounting treatment are designated as either: (1) a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in AOCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in AOCI are reflected in the consolidated statements of income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized in the consolidated statements of income. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

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

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS represent securities the Corporation routinely sells to certain treasury management customers and then repurchases these securities the next day. Securities sold under repurchase agreements are reflected as secured borrowings in the consolidated balance sheets at the amount of cash received in connection with each transaction.

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2015.

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

ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities" ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (loss). ASU 2016-01 became effective for the Corporation on January 1, 2018. The adoption of the guidance did not result in any cumulative effect adjustment in 2018. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, the Corporation refined the calculation used to determine the disclosed fair value of loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on the fair value disclosures included in NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP, which comprises a significant portion of the Corporation's revenue stream. ASU 2014-09 became effective for the Corporation on January 1, 2018. The adoption of ASU 2014-09 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded. Additional information related to revenue generated from contracts with customers is detailed below.

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

The majority of the Corporation's revenue-generating transactions are not subject to ASU 2014-09, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the disclosures. The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. Descriptions of revenue-generating activities that are within the scope of ASU 2014-09, which are presented in our income statements are as follows:

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

	2017	2016
Total revenue (net interest income plus other income)	$380,324	$353,732
Net income available to common shareholders	$95,009	$95,288
Earnings per share:
Basic	$1.94	$1.95
Diluted	$1.93	$1.94

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

NOTE 3

CASH AND CASH EQUIVALENTS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2018, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

At December 31, 2018, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $122,092,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $7,639,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2018, was $45,352,000.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2018
U.S. Government-sponsored agency securities	$13,493	$92	$3	$13,582
State and municipal	605,994	5,995	5,854	606,135
U.S. Government-sponsored mortgage-backed securities	530,209	634	8,396	522,447
Corporate obligations	31			31
Total available for sale	1,149,727	6,721	14,253	1,142,195
Held to maturity at December 31, 2018
U.S. Government-sponsored agency securities	22,618		545	22,073
State and municipal	197,909	2,858	872	199,895
U.S. Government-sponsored mortgage-backed securities	268,860	713	3,323	266,250
Foreign investment	1,000		1	999
Total held to maturity	490,387	3,571	4,741	489,217
Total Investment Securities	$1,640,114	$10,292	$18,994	$1,631,412

Available for sale at December 31, 2017
U.S. Government-sponsored agency securities
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31			31
Equity securities	2,357			2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618		435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign investment	1,000			1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

Certain investments in debt securities are reported in the financial statements at amounts less than their historical cost.  The historical cost of these investments totaled $951,571,000 and $452,644,000 at December 31, 2018 and 2017, respectively.  Total fair value of these investments was $932,577,000  and $446,047,000, which was approximately 57.1 and 28.6 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2018 and 2017, respectively.

Except as discussed below, management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2018.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2018. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $8,396,000 on one hundred five securities and $3,323,000 on seventy-six securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

State and Municipal Securities, U.S. Government-Sponsored Agency Securities and Foreign Investment Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions, U.S. Government-Sponsored Agency and foreign investment securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2018. As noted in the table above, the state and municipal securities portfolio contains unrealized losses of $5,854,000 on two hundred twenty-one securities and $872,000 on forty-one securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains unrealized losses of $3,000 on four securities in the available for sale portfolio, and $545,000 on five securities in the held to maturity portfolio. The foreign investment securities portfolio contains no unrealized losses in the available for sale portfolio, and $1,000 on one security in the held to maturity portfolio.

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2018
U.S. Government-sponsored agency securities	$1,490	$3			$1,490	$3
State and municipal	234,431	3,958	$38,028	$1,896	272,459	5,854
U.S. Government-sponsored mortgage-backed securities	196,601	2,400	217,121	5,996	413,722	8,396
Total Temporarily Impaired Available for Sale Securities	432,522	6,361	255,149	7,892	687,671	14,253
Temporarily Impaired Held to Maturity Securities at December 31, 2018
U.S. Government-sponsored agency securities			22,073	545	22,073	545
State and municipal	14,952	369	16,786	503	31,738	872
U.S. Government-sponsored mortgage-backed securities	102,828	876	87,268	2,447	190,096	3,323
Foreign investment			999	1	999	1
Total Temporarily Impaired Held to Maturity Securities	117,780	1,245	127,126	3,496	$244,906	4,741
Total Temporarily Impaired Investment Securities	$550,302	$7,606	$382,275	$11,388	$932,577	$18,994

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2017
State and municipal	$13,296	$198	$35,324	$893	$48,620	$1,091
U.S. Government-sponsored mortgage-backed securities	182,755	1,520	68,667	1,903	251,422	3,423
Total Temporarily Impaired Available for Sale Securities	196,051	1,718	103,991	2,796	300,042	4,514
Temporarily Impaired Held to Maturity Securities at December 31, 2017
U.S. Government-sponsored agency securities	9,988	131	12,196	304	22,184	435
State and municipal	2,430	36	15,805	208	18,235	244
U.S. Government-sponsored mortgage-backed securities	62,508	485	43,078	919	105,586	1,404
Total Temporarily Impaired Held to Maturity Securities	74,926	652	71,079	1,431	146,005	2,083
Total Temporarily Impaired Investment Securities	$270,977	$2,370	$175,070	$4,227	$446,047	$6,597

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2018
Due in one year or less	$13,092	$13,144	$4,732	$4,730
Due after one through five years	5,311	5,378	49,054	48,473
Due after five through ten years	73,280	74,411	62,873	64,163
Due after ten years	527,835	526,815	104,868	105,601
	619,518	619,748	221,527	222,967
U.S. Government-sponsored mortgage-backed securities	530,209	522,447	268,860	266,250
Total Investment Securities	$1,149,727	$1,142,195	$490,387	$489,217

Securities with a carrying value of approximately $416,155,000, $475,999,000 and $572,896,000  were pledged at December 31, 2018, 2017 and 2016, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $116,691,000 at December 31, 2018, and $136,639,000 at
December 31, 2017.

Gross gains of $4,269,000, $2,681,000 and $3,389,000 were realized on sales of investment securities in 2018, 2017 and 2016, respectively. Gross losses of $50,000 were realized on sales of investment securities in 2017. There were no losses from the sales of investment securities in 2018 or 2016, respectively.

NOTE 5

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at December 31, 2018 and 2017, were $4,778,000 and $7,216,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2018	December 31, 2017

Commercial and industrial loans	$1,726,664	$1,493,493
Agricultural production financing and other loans to farmers	92,404	121,757
Real estate loans:
Construction	545,729	612,219
Commercial and farmland	2,832,102	2,562,691
Residential	966,421	962,765
Home equity	528,157	514,021
Individuals' loans for household and other personal expenditures	99,788	86,935
Lease financing receivables, net of unearned income	1,600	2,527
Other commercial loans	431,602	394,791
Loans	7,224,467	6,751,199
Allowance for loan losses	(80,552)	(75,032)
Net Loans	$7,143,915	$6,676,167

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2018. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

At December 31, 2018, the allowance for loan losses was $80,552,000, an increase of $5,520,000 from the December 31, 2017 balance of $75,032,000. Net charge-offs for the twelve months ended December 31, 2018, were $1,707,000, an increase of $1,559,000 from the same period in 2017. The provision for loan losses for the twelve months ended December 31, 2018 was $7,227,000, a decrease of $1,916,000 from the same period in 2017. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The following tables summarize changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2018, 2017, and 2016:

	Twelve Months Ended December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Provision for losses	2,097	2,482	679	1,969		7,227
Recoveries on loans	2,456	2,525	302	993		6,276
Loans charged off	(2,316)	(2,741)	(749)	(2,177)		(7,983)
Balances, December 31, 2018	$32,655	$29,609	$3,964	$14,322	$2	$80,552

	Twelve Months Ended December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,696	$23,661	$2,923	$11,755	$2	$66,037
Provision for losses	2,515	3,159	1,078	2,391		9,143
Recoveries on loans	1,590	2,260	324	706		4,880
Loans charged off	(1,383)	(1,737)	(593)	(1,315)		(5,028)
Balances, December 31, 2017	$30,418	$27,343	$3,732	$13,537	$2	$75,032

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

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment for the years indicated. At December 31, 2018 and 2017, there was no related allowance for loan losses for loans acquired with deteriorated credit quality.

	December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment		$1,435	$1	$436		$1,872
Collectively evaluated for impairment	$32,655	28,174	3,963	13,886	$2	78,680
Total allowance for loan losses	$32,655	$29,609	$3,964	$14,322	$2	$80,552
Loan balances:
Individually evaluated for impairment	$1,838	$17,756	$18	$2,413		$22,025
Collectively evaluated for impairment	2,246,730	3,347,686	99,770	1,490,872	$1,600	7,186,658
Loans acquired with deteriorated credit quality	2,102	12,389		1,293		15,784
Loans	$2,250,670	$3,377,831	$99,788	$1,494,578	$1,600	$7,224,467

	December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total
Allowance balances:
Individually evaluated for impairment	$666	$567		$404		$1,637
Collectively evaluated for impairment	29,752	26,776	$3,732	13,133	$2	73,395
Total allowance for loan losses	$30,418	$27,343	$3,732	$13,537	$2	$75,032
Loan balances:
Individually evaluated for impairment	$3,345	$17,432	$5	$2,429		$23,211
Collectively evaluated for impairment	2,005,275	3,135,481	86,930	1,472,821	$2,527	6,703,034
Loans acquired with deteriorated credit quality	1,421	21,997		1,536		24,954
Loans	$2,010,041	$3,174,910	$86,935	$1,476,786	$2,527	$6,751,199

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10 and include loans acquired with deteriorated credit quality totaling $1,541,000 and $315,000 at December 31, 2018 and 2017, respectively.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Consumer and Residential

With respect to residential loans that are secured by 1-4 family residences, which are typically owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans, such as small installment loans and certain lines of credit, are unsecured . Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment on loans secured by 1-4 family residences can be impacted by changes in property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2018	December 31, 2017
Commercial and industrial loans	$1,803	$3,275
Agriculture production financing and other loans to farmers	679	1,027
Real estate loans:
Construction	8,667	65
Commercial and farmland	8,156	12,951
Residential	4,966	9,444
Home equity	1,481	1,928
Individuals' loans for household and other personal expenditures	42	34
Other commercial loans	354
Total	$26,148	$28,724
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class for the years indicated:

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$828	$806		$833
Agriculture production financing and other loans to farmers	679	679		679
Real estate loans:
Construction	1,352	614		835
Commercial and farmland	11,176	8,994		12,975	$165
Residential	118	100		101	3
Home equity	49	48		48
Other commercial loans	353	353		353
Total	$14,555	$11,594		$15,824	$168
Impaired loans with related allowance:
Real estate loans:
Construction	$7,978	$7,977	$1,429	$7,977
Commercial and farmland	171	171	6	171
Residential	1,958	1,907	362	1,915	57
Home equity	376	358	74	365	10
Individuals' loans for household and other personal expenditures	18	18	1	20	$1
Total	$10,501	$10,431	$1,872	$10,448	$68
Total Impaired Loans	$25,056	$22,025	$1,872	$26,272	$236

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$7,611	$1,536		$3,839
Agriculture production financing and other loans to farmers	732	700		762
Real estate loans:
Commercial and farmland	16,758	15,163		17,495	$360
Residential	833	519		635
Home equity	40	8		14
Individuals' loans for household and other personal expenditures	5	5		7
Total	$25,979	$17,931		$22,752	$360
Impaired loans with related allowance:
Commercial and industrial loans	$812	$782	$552	$1,517
Agriculture production financing and other loans to farmers	357	327	114	327
Real estate loans:
Commercial and farmland	2,988	2,269	567	2,379
Residential	1,616	1,572	327	1,580	$28
Home equity	350	330	77	332	11
Total	$6,123	$5,280	$1,637	$6,135	$39
Total Impaired Loans	$32,102	$23,211	$1,637	$28,887	$399

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$4,028	$1,696		$1,770	$37
Agriculture production financing and other loans to farmers	367	338		357
Real estate loans:
Commercial and farmland	22,828	17,752		18,944	288
Residential	2,073	1,402		1,665	2
Home equity	60	30		30
Individuals' loans for household and other personal expenditures	9	9		9
Total	$29,365	$21,227		$22,775	$327
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	$660	$660	$36	$690
Real estate loans:
Commercial and farmland	4,237	2,985	553	2,990
Residential	968	877	233	872	$14
Home equity	290	266	66	266	6
Total	$6,155	$4,788	$888	$4,818	$20
Total Impaired Loans	$35,520	$26,015	$888	$27,593	$347

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

The following tables summarize the credit quality of the Corporation’s loan portfolio, by loan class for the years indicated. Consumer non-performing loans include accruing consumer loans 90-days or more delinquent and consumer non-accrual loans. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified date. Loans that evidenced deterioration of credit quality since origination and the probability, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below.

	December 31, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,660,879	$23,246	$42,539					$1,726,664
Agriculture production financing and other loans to farmers	78,446	5,966	7,992					92,404
Real estate loans:
Construction	492,358	2,185	24,224			$25,419	$1,543	545,729
Commercial and farmland	2,669,491	76,037	84,288			2,285	1	2,832,102
Residential	170,075	7,373	2,076			782,080	4,817	966,421
Home equity	24,653	535	457			500,996	1,516	528,157
Individuals' loans for household and other personal expenditures						99,741	47	99,788
Lease financing receivables, net of unearned income	1,600							1,600
Other commercial loans	431,249		353					431,602
Loans	$5,528,751	$115,342	$161,929			$1,410,521	$7,924	$7,224,467

	December 31, 2017
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,418,401	$51,336	$23,386	$370				$1,493,493
Agriculture production financing and other loans to farmers	73,800	27,502	20,018	387	$50			121,757
Real estate loans:
Construction	587,906	828	981			$22,374	$130	612,219
Commercial and farmland	2,408,329	70,074	79,769	1,536		2,980	3	2,562,691
Residential	185,725	4,376	4,209	114		759,900	8,441	962,765
Home equity	28,554	457	286			482,661	2,063	514,021
Individuals' loans for household and other personal expenditures						86,875	60	86,935
Lease financing receivables, net of unearned income	2,527							2,527
Other commercial loans	394,222		569					394,791
Loans	$5,099,464	$154,573	$129,218	$2,407	$50	$1,354,790	$10,697	$6,751,199

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,723,337	$1,093	$182	$249	$1,803	$3,327	$1,726,664
Agriculture production financing and other loans to farmers	89,440	2,285			679	2,964	92,404
Real estate loans:
Construction	535,520	64		1,478	8,667	10,209	545,729
Commercial and farmland	2,822,515	1,253	178		8,156	9,587	2,832,102
Residential	959,252	1,756	430	17	4,966	7,169	966,421
Home equity	524,198	2,164	207	107	1,481	3,959	528,157
Individuals' loans for household and other personal expenditures	99,499	179	64	4	42	289	99,788
Lease financing receivables, net of unearned income	1,600						1,600
Other commercial loans	431,248				354	354	431,602
Loans	$7,186,609	$8,794	$1,061	$1,855	$26,148	$37,858	$7,224,467

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,487,221	$2,967	$30		$3,275	$6,272	$1,493,493
Agriculture production financing and other loans to farmers	120,720	10			1,027	1,037	121,757
Real estate loans:
Construction	610,896	1,193		$65	65	1,323	612,219
Commercial and farmland	2,542,048	6,923	166	603	12,951	20,643	2,562,691
Residential	948,947	4,010	308	56	9,444	13,818	962,765
Home equity	510,362	1,372	184	175	1,928	3,659	514,021
Individuals' loans for household and other personal expenditures	85,744	298	834	25	34	1,191	86,935
Lease financing receivables, net of unearned income	2,527						2,527
Other commercial loans	394,791						394,791
Loans	$6,703,256	$16,773	$1,522	$924	$28,724	$47,943	$6,751,199

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods ended December 31, 2018 and 2017:

	December 31, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial and farmland	$85	$85	1
Residential	490	487	11
Home equity	81	81	3
Individuals' loans for household and other personal expenditures	65	66	3
Total	$721	$719	18

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

The following tables summarize the recorded investment of troubled debt restructures as of December 31, 2018 and 2017, by modification type, that occurred during the years indicated:

	December 31, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Commercial and farmland	$85			$85
Residential		$209	$239	448
Home equity	106	74		180
Individuals' loans for household and other personal expenditures	58	6		64
Total	$249	$289	$239	$777

	December 31, 2017
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$203		$166	$369
Agriculture production financing and other loans to farmers	387			387
Real estate loans:
Commercial and farmland	705	$59	232	996
Residential		761	85	846
Home equity		105		105
Individuals' loans for household and other personal expenditures		14		14
Total	$1,295	$939	$483	$2,717

Loans secured by 1- 4 family residential real estate made up 79 percent of the post-modification balances of the troubled debt restructured loans that occurred during the twelve months ending December 31, 2018.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2018 and 2017, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Twelve Months Ended December 31, 2018
	Number of Loans	Recorded Balance
Real estate loans:
Residential	2	$75
Total	2	$75

	Twelve Months Ended December 31, 2017
	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$14
Residential	4	323
Total	5	$337

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is addressed through the charge-off process or through a specific reserve. Consumer troubled debt restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $800,000 and $2,302,000 at December 31, 2018 and 2017, respectively.

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial 30 - 89 day delinquent troubled debt restructures are included in the calculation of the delinquency trend environmental allowance allocation. With the exception of the acquired loans excluded from the allowance for loan losses, all commercial non-impaired loans, including non-accrual and 90-days or more delinquents, are included in the ASC 450 loss estimate.

NOTE 6

ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE

Purchase Credit Impaired Loans are included in NOTE 5. LOANS AND ALLOWANCE of these Notes to Consolidated Financial Statements. As described in NOTE 5, purchased loans are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans.

The carrying amount of purchased credit impaired loans as of December 31, 2018 and December 31, 2017 was $17.3 million and $25.3 million, respectively; with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable amount, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Beginning balance	$2,890	$3,950	$5,612
Additions		1,608
Accretion	(4,118)	(6,749)	(6,577)
Reclassification from nonaccretable	3,387	4,748	5,172
Disposals	(16)	(667)	(257)
Ending balance	$2,143	$2,890	$3,950

The following table presents loans acquired during the period ending December 31, 2017, for which it was probable at acquisition that all contractually required payments would not be collected. There were no loans acquired during the period ending December 31, 2018.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 7

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2018 and 2017:

	2018	2017
Cost at December 31:
Land	$21,762	$22,042
Buildings and Leasehold Improvements	125,366	124,441
Equipment	86,498	82,344
Total Cost	233,626	228,827
Accumulated Depreciation and Amortization	(140,206)	(132,975)
Net	$93,420	$95,852

The IAB acquisition on July 14, 2017 and the Arlington Bank acquisition on May 19, 2017 resulted in additions to premises and equipment of $10,107,000 and $1,986,000, respectively. Details regarding the acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Total lease expense for 2018, 2017 and 2016 was $4,369,000, $4,072,000 and $4,586,000, respectively. The future minimum rental commitments required under the operating leases, which expire at various dates through the year 2035, are as follows for the years ending December 31:

Future Minimum Rental Commitments
2019	$3,721
2020	3,584
2021	3,283
2022	3,150
2023	2,622
After 2023	12,495
Total Future Minimum Obligations	$28,855

NOTE 8

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The IAB acquisition on July, 14, 2017 resulted in $153,636,000 of goodwill. The Arlington Bank acquisition on May 19, 2017 resulted in $47,719,000 of goodwill, which includes a reduction of $469,000. This reduction was recorded in the third quarter of 2017 as a measurement period adjustment. Details regarding the IAB and Arlington Bank acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements. There have been no changes in goodwill since December 31, 2017, resulting in a goodwill balance of $445,355,000 as of December 31, 2018.

No impairment loss was recorded in 2018 or 2017. The Corporation tested goodwill for impairment during 2018 and 2017. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

2017
Balance, January 1	$244,000
Goodwill acquired	201,824
Measurement period adjustment	$(469)
Balance, December 31	$445,355

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

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2018	2017
Gross carrying amount	$85,869	$63,940
Core deposit intangible acquired		18,164
Other intangibles acquired		3,765
Accumulated amortization	(61,440)	(54,721)
Core Deposit and Other Intangibles	$24,429	$31,148

Amortization expense for the years ended December 31, 2018, 2017 and 2016, was $6,719,000, $5,647,000 and $3,910,000, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2019	$5,169
2020	3,632
2021	3,427
2022	3,325
2023	3,175
After 2023	5,701
$24,429

NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2018	December 31, 2017
Demand deposits	$3,985,178	$3,746,654
Savings deposits	2,282,701	1,994,366
Certificates and other time deposits of $100,000 or more	593,592	468,895
Other certificates and time deposits	646,682	581,894
Brokered deposits	246,440	380,721
Total deposits	$7,754,593	$7,172,530

At December 31, 2018 and 2017, deposits exceeding the FDIC's Standard Maximum Deposit Insurance Amount of $250,000 were $3.8 billion and $3.2 billion, respectively.

At December 31, 2018, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2019	$1,007,653
2020	361,663
2021	70,327
2022	27,535
2023	17,977
After 2023	1,559
$1,486,714

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2018 and 2017 were:

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$104,883	1,014	7,615		$113,512

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$126,187	1,340	1,500	7,596	$136,623

NOTE 12

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Federal funds purchased	$104,000	$144,038
Securities sold under repurchase agreements	113,512	136,623
Federal Home Loan Bank advances	314,986	414,377
Subordinated debentures and term loans	138,463	139,349
Total Borrowings	$670,961	$834,387

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2018 and 2017 totaled $143,016,000 and $145,883,000, respectively, and the average of such agreements totaled $124,762,000 and $134,401,000 during 2018 and 2017, respectively.

Contractual maturities of borrowings as of December 31, 2018, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2019	$104,000	$113,512	$113,713
2020			41,273
2021			55,000
2022			45,000
2023			35,000
After 2023			25,000	$142,322
ASC 805 fair value adjustments at acquisition				(3,859)
	$104,000	$113,512	$314,986	$138,463

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At December 31, 2018, the outstanding FHLB advances had interest rates from 0.96 to 5.09 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2018, was $629,237,000. As of December 31, 2018, the Corporation had $45,000,000 of putable advances with the FHLB.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Subordinated Debentures and Term Loans. As of December 31, 2018 and 2017, subordinated debentures and term loans totaled $138,463,000 and $139,349,000, respectively.

•
First Merchants Capital Trust II. The subordinated debenture was entered into on July 2, 2007 for $56,702,000. On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1,250,000. As of December 31, 2018, $51,702,000 of subordinated debentures remain outstanding with a maturity date of September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2018 and 2017 was 4.35 percent and 3.15 percent, respectively. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
Ameriana Capital Trust I. On December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2006 for $10,310,000 and have a maturity of March 2036. Ameriana could not redeem the debenture prior to March 2011, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2018 and 2017 was 4.29 percent and 3.09 percent, respectively. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.

•
Grabill Capital Trust I. On July 14, 2017 the Corporation acquired Grabill Capital Trust I in conjunction with its acquisition of Independent Alliance Banks, Inc. The subordinated debentures of Grabill Capital Trust I were entered into in June 2004 for $10,310,000 and have a maturity of July 23, 2034. IAB could not redeem the debenture prior to July 2009, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 2.60 percent, reset quarterly. Interest is payable in January, April, July and October of each year. The interest rate at December 31, 2018 and 2017 was 5.08 percent and 3.96 percent, respectively. The Corporation holds all of the outstanding common securities of Grabill Capital Trust I.

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to -Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. Once the rates convert to floating on October 30, 2023, the Senior Debt will have an annual floating rate equal to the three-month LIBOR plus 2.345 percent and the Subordinated Debt will have an annual floating rate equal to the three-month LIBOR plus 4.095 percent. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem begin with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2018 and 2017 the Corporation was in compliance with these covenants.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2018, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million. As of December 31, 2017, the Corporation had five interest rate swaps with a notional amount of $56.0 million and one interest rate cap with a notional amount of $13.0 million. A $10.0 million interest rate swap used to hedge the variable cash outflows associated with a Federal Home Loan Bank advance matured in the third quarter of 2018.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2018 and 2017, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $208,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2018, the notional amount of customer-facing swaps was approximately $477,776,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2018 and December 31, 2017.

	Asset Derivatives				Liability Derivatives
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$135	Other Assets	$18	Other Liabilities	$688	Other Liabilities	$1,383
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$11,948	Other Assets	$7,305	Other Liabilities	$11,948	Other Liabilities	$7,305

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended December 31,
	2018	2017
Interest rate products	$247	$13

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2018, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017	2016
Interest rate contracts	Other income			$211

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2018	2017	2016
Interest rate contracts	Interest expense	$(470)	$(985)	$(1,250)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2018, the termination value of derivatives in a net liability position related to these agreements was $3,302,000. As of December 31, 2018, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5,195,000. If the Corporation had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation currently has no securities classified within Level 1 of the hierarchy. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include government-sponsored agency and mortgage backed, and state and municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, government-sponsored mortgage backed and corporate obligations securities.
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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES of these Notes to Consolidated Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$13,582		$13,582
State and municipal	606,135		602,842	$3,293
U.S. Government-sponsored mortgage-backed securities	522,447		522,443	4
Corporate obligations	31			31
Interest rate swap asset	11,948		11,948
Interest rate cap	135		135
Interest rate swap liability	12,636		12,636

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

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2018 and 2017.

	Available for Sale Securities
	For The Year Ended
	December 31, 2018	December 31, 2017
Beginning Balance	$3,978	$5,169
Included in other comprehensive income	(49)	26
Principal payments	(601)	(1,217)
Ending balance	$3,328	$3,978

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2018 or 2017.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2018 or 2017.

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2018 and 2017.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$11,866			$11,866
Other real estate owned	$657			$657

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$9,576			$9,576
Other real estate owned	$859			$859

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2018, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2018 and 2017.

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,293	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 20 years A- to BBB- .69% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$11,866	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (6%)

Other real estate owned	$657	Appraisals	Discount to reflect current market conditions	0% - 10% (4%)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,943	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 20 years A- to BBB- .69% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$9,576	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$859	Appraisals	Discount to reflect current market conditions	0% - 10% (2%)

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017.

	2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$139,247	$139,247
Interest-bearing time deposits	36,963	36,963
Investment securities available for sale	1,142,195		$1,138,867	$3,328
Investment securities held to maturity	490,387		481,377	7,840
Loans held for sale	4,778		4,778
Loans	7,143,915			7,004,193
Federal Home Loan Bank stock	24,588		24,588
Interest rate swap asset	12,083		12,083
Interest receivable	40,881		40,881
Liabilities at December 31:
Deposits	$7,754,593	$6,267,879	$1,464,129
Borrowings:
Federal funds purchased	104,000		104,000
Securities sold under repurchase agreements	113,512		113,437
Federal Home Loan Bank advances	314,986		318,728
Subordinated debentures and term loans	138,463		127,298
Interest rate swap liability	12,636		12,636
Interest payable	5,607		5,607

	2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$154,905	$154,905
Interest-bearing time deposits	35,027	35,027
Investment securities available for sale	999,947		$995,969	$3,978
Investment securities held to maturity	560,655		556,305	11,903
Loans held for sale	7,216		7,216
Loans	6,676,167			6,534,877
Federal Home Loan Bank stock	23,825		23,825
Interest rate swap asset	7,323		7,323
Interest receivable	37,130		37,130
Liabilities at December 31:
Deposits	$7,172,530	$5,741,019	$1,406,526
Borrowings:
Federal funds purchased	144,038		144,038
Securities sold under repurchase agreements	136,623		136,562
Federal Home Loan Bank advances	414,377		361,085
Subordinated debentures and term loans	139,349		120,085
Interest rate swap liability	8,688		8,688
Interest payable	4,390		4,390

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with the Corporation's adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2018	2017
Amounts of commitments:
Loan commitments to extend credit	$2,684,806	$2,482,641
Standby letters of credit	$32,862	$43,526

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

NOTE 16

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2018 and 2017:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(13,872)	437	(1,435)	(14,870)
Amounts reclassified from accumulated other comprehensive income	(3,373)	371	(16)	(3,018)
Period change	(17,245)	808	(1,451)	(17,888)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)

Balance at December 31, 2016	$1,035	$(1,774)	$(12,842)	$(13,581)
Other comprehensive income before reclassifications	9,645	9	2,686	12,340
Amounts reclassified from accumulated other comprehensive income	(1,710)	640	(597)	(1,667)
Period change	7,935	649	2,089	10,673
Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the years ended December 31, 2018, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2018	2017	2016	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$4,269	$2,631	$3,389	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(896)	(921)	(1,186)	Income tax expense
	$3,373	$1,710	$2,203

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(470)	$(985)	$(1,250)	Interest expense - subordinated debentures and term loans
Related income tax benefit	99	345	437	Income tax expense
	$(371)	$(640)	$(813)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$20	$806	$1,588	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	(4)	(209)	(556)	Income tax expense
	$16	$597	$1,032

Total reclassifications for the period, net of tax	$3,018	$1,667	2,422

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain a minimum ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer was phased in from zero percent in 2015 to the fully-implemented 2.50 percent in 2019. During 2018, the Corporation was required to hold a capital conservation buffer of 1.875 percent, which amount increases by 0.625 percent for 2019, the final year of the phase-in. Under Basel III, the Corporation and Bank elected to opt-out of including AOCI in regulatory capital.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2018, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2018 and December 31, 2017 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,177,725	14.61%	$644,871	8.00%	N/A	N/A
First Merchants Bank	1,092,602	13.46	649,531	8.00	$811,914	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,032,173	12.80%	$483,653	6.00%	N/A	N/A
First Merchants Bank	1,012,050	12.47	487,148	6.00	$649,531	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$966,032	11.98%	$362,740	4.50%	N/A	N/A
First Merchants Bank	1,012,050	12.47	365,361	4.50	$527,744	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,032,173	10.91%	$378,379	4.00%	N/A	N/A
First Merchants Bank	1,012,050	10.70	378,397	4.00	$472,996	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,048,757	13.69%	$612,848	8.00%	N/A	N/A
First Merchants Bank	1,016,355	13.17	617,477	8.00	$771,847	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$908,725	11.86%	$459,636	6.00%	N/A	N/A
First Merchants Bank	941,323	12.20	463,108	6.00	$617,477	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$842,806	11.00%	$344,727	4.50%	N/A	N/A
First Merchants Bank	941,323	12.20	347,331	4.50	$501,700	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$908,725	10.43%	$348,407	4.00%	N/A	N/A
First Merchants Bank	941,323	10.83	347,794	4.00	$434,742	5.00%
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

Dividends

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2018, the amount available without prior regulatory approval for 2019 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $192,712,000.

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

NOTE 18

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Fannie Mae, Federal Home Loan Bank of Cincinnati and Federal Home Loan Bank of Indianapolis, and the unpaid balances totaled $533,386,000, $549,618,000 and $369,592,000 at December 31, 2018, 2017 and 2016, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 19

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan.  The stock options, which have a ten-year life, become 100 percent vested based on time ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSA's vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSUs") were credited to non-employee directors who elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors, which expired in 2018.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of December 31, 2018, the Corporation did not have any outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2018, 2017, and 2016 was $3,592,000, $2,827,000, and $2,600,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 2.2 percent for the year ended December 31, 2018, based on historical experience.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards. The income tax benefit decrease for the year ended December 31, 2018 was due to the reduction of the corporate federal income tax rate from 35 percent to 21 percent as a result of the Tax Cuts and Jobs Act, which was effective January 1, 2018. The income tax benefit increase for the year ended December 31, 2017 was due to the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU was effective January 1, 2017 and resulted in approximately $644,000 and $935,000 of income tax benefit for the years ended December 31, 2018 and 2017, respectively.

	Years Ended December 31,
	2018	2017	2016
Stock and ESPP Options
Pre-tax compensation expense	$109	$121	$76
Income tax expense (benefit)	(97)	(322)	18
Stock and ESPP option expense, net of income taxes	$12	$(201)	$94
Restricted Stock Awards
Pre-tax compensation expense	$3,483	$2,706	$2,524
Income tax benefit	(1,179)	(1,561)	(883)
Restricted stock awards expense, net of income taxes	$2,304	$1,145	$1,641
Total Share-Based Compensation:
Pre-tax compensation expense	$3,592	$2,827	$2,600
Income tax benefit	(1,276)	(1,883)	(865)
Total share-based compensation expense, net of income taxes	$2,316	$944	$1,735

As of December 31, 2018, unrecognized compensation expense related to RSAs was $7,031,000 and is expected to be recognized over weighted-average period of 1.42 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2018.

Stock option activity under the Corporation's stock option plans, as of December 31, 2018, and changes during the year ended December 31, 2018, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	152,652	$16.71
Exercised	(76,152)	$20.99
Canceled	(200)	$28.25
Outstanding December 31, 2018	76,300	$12.40	2.86	$1,668,871
Vested and Expected to Vest at December 31, 2018	76,300	$12.40	2.86	$1,668,871
Exercisable at December 31, 2018	76,300	$12.40	2.86	$1,668,871

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2018.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $1,685,000 and $1,728,000, respectively. Cash receipts of stock options exercised during 2018 and 2017 were $1,598,000 and $2,398,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2018	366,993	$29.79
Granted	105,100	$48.11
Forfeited	(15,198)	$42.00
Vested	(112,533)	$23.84
Unvested RSAs at December 31, 2018	344,362	$36.80

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2018, quarterly offering period of approximately $21,000. The ESPP options vested during the three months ending December 31, 2018, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2018.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 20

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans, including non-qualified plans for certain employees, former employees and former non-employee directors, cover approximately 13 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2018 and 2017.

	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of year	$82,157	$84,090
Service cost	8	10
Interest cost	2,816	3,353
Actuarial (gain) loss	(6,129)	3,686
Benefits paid	(5,659)	(5,179)
Plan settlements		(3,803)
Benefit obligation at end of year	$73,193	$82,157

Change in Plan Assets:
Fair value of plan assets at beginning of year	$85,213	$83,557
Actual return on plan assets	(3,427)	9,968
Employer contributions	609	670
Benefits paid	(5,659)	(5,179)
Plan settlements		(3,803)
End of year	76,736	85,213
Funded status at end of year	$3,543	$3,056

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$3,855	$3,474
Assets	$7,024	$7,660
Liabilities	$3,481	$4,604

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Cost, net of tax, consist of:
Accumulated loss	$(14,111)	$(10,360)
Prior service cost	(409)	(393)
	$(14,520)	$(10,753)

The actuarial (gain) loss recognized in 2018 and 2017 was primarily a result of discount rate assumption fluctuations. In 2017, the Corporation offered certain terminated vested pension plan participants the opportunity to elect a lump sum payment during a specific distribution window. The lump sums paid, or plan settlements, released $4.6 million of benefit obligation, while lump sum payments were $3.8 million. The total amount of lump sum payment elections and lump sums paid under regular operation of the plan, triggered pension plan settlement accounting, resulting in a $761,000 settlement charge, which is reflected in the Corporation's CONSOLIDATED STATEMENTS OF INCOME in the line titled "Salaries and employee benefits."

The accumulated benefit obligation for all defined benefit plans was $73,193,000 and $82,157,000 at December 31, 2018 and 2017, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2018	December 31, 2017
Projected benefit obligation	$3,481	$4,604
Accumulated benefit obligation	$3,481	$4,604
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $161,000, $213,000 and $217,000 for 2018, 2017 and 2016, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the components of net periodic pension benefit cost:

	December 31, 2018	December 31, 2017	December 31, 2016
Service cost	$8	$10	$9
Interest cost	2,816	3,353	3,273
Expected return on plan assets	(4,891)	(4,778)	(4,508)
Amortization of prior service cost	87	90	79
Amortization of net loss	287	1,218	1,656
Settlement loss recognized		761
Net periodic pension benefit cost	$(1,693)	$654	$509

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2018	December 31, 2017	December 31, 2016
Net periodic pension benefit cost	$(1,693)	$654	$509
Net gain (loss)	(2,189)	1,504	(228)
Amortization of net loss	287	1,979	1,656
Amortization of prior service cost	87	90	79
Total recognized in other comprehensive income (loss)	(1,815)	3,573	1,507
Total recognized in net periodic pension benefit cost and other comprehensive income (loss)	$(122)	$2,919	$998

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year are:

	December 31, 2018	December 31, 2017	December 31, 2016
Amortization of net loss	$(432)	$(830)	$(1,208)
Amortization of prior service cost	(87)	(87)	(90)
Total	$(519)	$(917)	$(1,298)

Significant assumptions include:

	December 31, 2018	December 31, 2017	December 31, 2016
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	4.30%	3.60%	4.20%
Rate of compensation increase for accruing active participants	n/a	n/a	3.00%
Weighted-average Assumptions Used to Determine Cost:
Discount rate	3.60%	4.20%	4.50%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase for accruing active participants	n/a	n/a	3.00%

At December 31, 2018 and 2017, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2018, the maturities of the plans’ debt securities ranged from 15 days to 8.24 years, with a weighted average maturity of 4.29 years. At December 31, 2017, the maturities of the plans’ debt securities ranged from 15 days to 8.83 years, with a weighted average maturity of 4.53 years.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2018. The minimum contribution required in 2019 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2019	$5,583
2020	5,549
2021	5,429
2022	5,363
2023	5,269
After 2023	24,586
$51,779

Plan assets are re-balanced quarterly. At December 31, 2018 and 2017, plan assets by category are as follows:

	December 31, 2018		December 31, 2017
	Actual	Target	Actual	Target
Cash and cash equivalents	3.9%	3.0%	6.0%	3.0%
Equity securities	48.4	50.0	52.4	55.0
Debt securities	45.6	45.0	39.6	40.0
Alternative investments	2.1	2.0	2.0	2.0
	100.0%	100.0%	100.0%	100.0%

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $5,114,000, $3,691,000 and $3,441,000 for 2018, 2017 and 2016, respectively.

The Corporation maintained a post retirement benefit plan that provided health insurance benefits to retirees. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees paid 100 percent of the premiums due for their coverage. In 2016, the Corporation elected to terminate this plan effective December 31, 2017, resulting in no obligation payable under the plan as of December 31, 2017. As a result of the termination, in 2016, the Corporation recognized a curtailment gain of $2,157,000 as a component of "Salaries and benefits expense" in the accompanying CONSOLIDATED STATEMENTS OF INCOME. Post retirement plan expense totaled $(301,000) and $(2,437,000) for the years ending December 31, 2017 and 2016, respectively.

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

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $71,277,000 and $78,280,000 as of December 31, 2018 and 2017, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $5,459,000 and $6,933,000 as of December 31, 2018 and 2017, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2018 and 2017.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$3,026	$3,026
Corporate Bonds and Notes	16,691	16,691
Government Agency and Municipal Bonds and Notes	4,479		$4,479
Certificates of Deposit	980		980
Party-in-Interest Investments
Common Stock	2,073	2,073
Mutual Funds
Taxable Bond	12,817	12,817
Large Cap Equity	18,269	18,269
Mid Cap Equity	8,735	8,735
Small Cap Equity	4,713	4,713
International Equity	3,336	3,336
Specialty Alternative Equity	1,617	1,617
	$76,736	$71,277	$5,459

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$5,123	$5,123
Corporate Bonds and Notes	14,598	14,598
Government Agency and Municipal Bonds and Notes	5,679		$5,679
Certificates of Deposit	1,254		1,254
Party-in-Interest Investments
Common Stock	2,545	2,545
Mutual Funds
Taxable Bond	12,198	12,198
Large Cap Equity	22,137	22,137
Mid Cap Equity	10,676	10,676
Small Cap Equity	5,264	5,264
International Equity	4,030	4,030
Specialty Alternative Equity	1,709	1,709
	$85,213	$78,280	$6,933

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2018, 2017, 2016:

	2018	2017	2016
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 21% for 2018 and 35% for 2017 and 2016	$39,509	$46,758	$38,031
Tax-exempt Interest Income	(8,347)	(11,127)	(8,749)
Stock Compensation	(622)	(893)	(61)
Earnings on Life Insurance	(868)	(2,302)	(1,486)
Tax Credits	(615)	(811)	(564)
Tax Cuts and Jobs Act - Rate Reform Impact		5,120
Other	(58)	779	438
Income Tax Expense	$28,999	$37,524	$27,609

Effective Tax Rate	15.4%	28.1%	25.4%

Income tax expense consists of the following components for the years ended December 31, 2018, 2017, 2016:

	2018	2017	2016
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	23,633	$22,001	$18,998
State	1,842
Deferred:
Federal	6,723	9,969	8,233
Tax Cuts and Jobs Act - Rate Reform Impact		5,120
State	(3,199)	434	378
Income Tax Expense	$28,999	$37,524	$27,609

Significant components of the net deferred tax assets (liabilities) resulting from temporary differences were as follows at December 31, 2018 and 2017:

	2018	2017
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$19,785	$19,526
Differences in Accounting for Loan Fees	749	1,458
Differences in Accounting for Loans and Securities	710	3,681
Deferred Compensation	2,101	4,448
Federal & State Income Tax Loss Carryforward and Credits	6,954	10,829
Net Unrealized Loss on Securities Available for Sale	1,686
Other	2,028	365
Total Assets	34,013	40,307
Liabilities:
Differences in Depreciation Methods	6,496	5,245
Difference in Accounting for Pensions and Other Employee Benefits	566	823
State Income Tax	791	58
Net Unrealized Gain on Securities Available for Sale		2,898
Gain on FDIC Modified Whole Bank Transaction	487	602
Other	4,271	3,897
Total Liabilities	12,611	13,523
Net Deferred Tax Asset Before Valuation Allowance	21,402	26,784
Valuation allowance:
Beginning Balance	(6,966)	(9,815)
Decrease/(Increase) During the Year	6,966	2,849
Ending Balance	—	(6,966)
Net Deferred Tax Asset	$21,402	$19,818

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The $1,584,000 increase in the Corporation’s net deferred tax asset was due to a combination of a decrease in deferred tax assets and liabilities offset by a decrease in the valuation allowance. The largest net deferred tax asset increase was associated with the release of the $6,966,000 valuation allowance previously recorded against state deferred tax assets. Additionally, the net change in deferred taxes associated with accounting for unrealized gains and losses on available for sale securities increased the net deferred tax asset by $4,584,000. Offsetting these increases were deferred tax asset decreases associated with federal and state net operating loss carryforwards, accounting for loans and deferred compensation of $3,875,000, $2,971,000 and $2,347,000, respectively.

As of December 31, 2018, the Corporation has approximately $31,183,000 of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2020. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $3,767,000. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized. Therefore, the Corporation has relieved the previously recorded valuation allowance.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13,393,000 and $11,883,000, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2018, would have been approximately $5,308,000.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2015.

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2018			2017			2016
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:
Net income available to common stockholders	$159,139	49,262,015	$3.23	$96,070	45,181,221	$2.13	$81,051	40,767,343	$1.99
Effect of dilutive stock options and restricted stock awards		208,908			221,757			245,790
Diluted net income per share:
Net income available to common stockholders	$159,139	49,470,923	$3.22	$96,070	45,402,978	$2.12	$81,051	41,013,133	$1.98

As of December 31, 2018 and 2017, there were no stock options with an option price greater than the average market price of the common shares. Options to purchase 51,949 shares of common stock, with a weighted average exercise price of $19.26 at December 31, 2016, were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 23

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2018 and 2017:

	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$93,620	$100,871	$104,800	$108,653	$68,234	$71,467	$84,847	$90,348
Interest expense	13,704	16,300	18,314	20,769	7,235	8,367	10,427	11,583
Net interest income	79,916	84,571	86,486	87,884	60,999	63,100	74,420	78,765
Provision for loan losses	2,500	1,663	1,400	1,664	2,385	2,875	2,083	1,800
Net interest income after provision for loan losses	77,416	82,908	85,086	86,220	58,614	60,225	72,337	76,965
Non-interest income	19,561	18,191	19,527	19,180	14,846	18,434	18,668	19,061
Non-interest expense	53,687	53,504	55,022	57,738	43,099	47,316	58,708	56,433
Income before income tax expense	43,290	47,595	49,591	47,662	30,361	31,343	32,297	39,593
Income tax expense	6,611	7,961	8,478	5,949	7,168	7,207	7,939	15,210
Net income available to common stockholders	$36,679	$39,634	$41,113	$41,713	$23,193	$24,136	$24,358	$24,383

Basic EPS	$0.75	$0.80	$0.83	$0.85	$0.57	$0.57	$0.50	$0.49
Diluted EPS	$0.74	$0.80	$0.83	$0.85	$0.56	$0.57	$0.50	$0.49
Average Shares Outstanding:
Basic	49,192,647	49,252,580	49,286,945	49,314,276	40,984,481	42,038,824	48,431,880	49,144,310
Diluted	49,427,972	49,451,406	49,492,019	49,511,233	41,220,586	42,243,539	48,643,774	49,379,303

NOTE 24

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Cash	$87,435	$31,527
Investment in subsidiaries	1,459,036	1,411,360
Investment securities		31
Premises and equipment	1,158	1,252
Interest receivable	6	5
Goodwill	448	448
Cash surrender value of life insurance	810	787
Other assets	5,240	3,480
Total assets	$1,554,133	$1,448,890
Liabilities
Subordinated debentures and term loans	$138,463	$138,241
Interest payable	994	968
Other liabilities	6,416	6,218
Total liabilities	145,873	145,427
Stockholders' equity	1,408,260	1,303,463
Total liabilities and stockholders' equity	$1,554,133	$1,448,890

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2018	December 31, 2017	December 31, 2016
Income
Dividends from subsidiaries	$100,954	$33,014	$33,546
Loss on sale of available for sale securities		(50)
Other income	572	350	143
Total income	101,526	33,314	33,689
Expenses
Interest expense	8,233	7,572	7,185
Salaries and employee benefits	3,729	4,118	639
Net occupancy and equipment expenses	851	797	832
Other outside services	489	1,810	967
Professional services	270	442	279
Other expenses	442	(385)	(470)
Total expenses	14,014	14,354	9,432
Income before income tax benefit and equity in undistributed income of subsidiaries	87,512	18,960	24,257
Income tax benefit	3,298	5,946	3,243
Income before equity in undistributed income of subsidiaries	90,810	24,906	27,500
Equity in undistributed income of subsidiaries	68,329	71,164	53,551
Net income available to common stockholders	$159,139	$96,070	$81,051

Net income	$159,139	$96,070	$81,051
Other comprehensive income (loss)	(17,888)	10,673	(12,219)
Comprehensive income	$141,251	$106,743	$68,832

Condensed Statement of Cash Flows

	December 31, 2018	December 31, 2017	December 31, 2016
Cash Flow From Operating Activities:
Net income	$159,139	$96,070	$81,051
Adjustments to Reconcile Net Income to Net Cash:
Share-based compensation	1,256	1,215	1,166
Distributions in excess of (equity in undistributed) income of subsidiaries	(68,329)	(71,164)	(53,551)
Loss on sale of available for sale securities		50
Net Change in:
Other assets	584	3,358	833
Other liabilities	274	(1,900)	849
Investment in subsidiaries - operating activities	841	1,112	(1,938)
Net cash provided by operating activities	93,765	28,741	28,410
Cash Flow From Investing Activities:
Purchase of securities available for sale			(19,804)
Net cash received in acquisition		37
Other	2,189
Net cash provided (used) in investing activities	2,189	37	(19,804)
Cash Flow From Financing Activities:
Cash dividends	(41,660)	(31,820)	(22,203)
Stock issued under employee benefit plans	707	519	462
Stock issued under dividend reinvestment and stock purchase plan	1,211	991	835
Stock options exercised	1,598	2,398	2,602
Stock redeemed	(1,902)	(1,283)	(1,980)
Net cash used by financing activities	(40,046)	(29,195)	(20,284)
Cash, beginning of the year	31,527	31,944	43,622
Cash, end of year	$87,435	$31,527	$31,944

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 25

ACCOUNTING MATTERS

The Corporation continually monitors potential accounting changes and pronouncements. The following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Updates No. 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

Summary - The FASB has issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

Disclosure Requirements Deleted

*	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

*	The amount and timing of plan assets expected to be returned to the employer.

*	Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

*
For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

Disclosure Requirements Added

*	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

*	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

*	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

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

FASB Accounting Standards Updates No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

Summary - The FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. Certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and Level 3 valuation process were removed from Topic 820. Disclosures were also added to Topic 820 for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

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

FASB Accounting Standards Updates No. 2018-11 - Leases (Topic 842): Targeted Improvements

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

An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide). The Corporation adopted this new transition method on January 1, 2019, but did not recognize a cumulative-effect adjustment to the opening balance of retained earnings at adoption.

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

*	The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same.

*	The lease component, if accounted for separately, would be classified as an operating lease.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose certain information, by class of underlying asset, as specified in the ASU. The Corporation elected the practical expedient to not separate non-lease components from the associated lease component at adoption, which was January 1, 2019.

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

For entities that have adopted Topic 842 before the issuance of ASU 2018-11, the transition and effective date of the amendments related to separating components of a contract in this ASU are as follows:

*	The practical expedient may be elected either in the first reporting period following the issuance of this ASU or at the original effective date of Topic 842 for that entity.

*	The practical expedient may be applied either retrospectively or prospectively.

All entities that elect the practical expedient related to separating components of a contract in this ASU must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

FASB Accounting Standards Update No. 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

Summary - The FASB has issued an Accounting Standards Update (ASU) intended to reduce cost and complexity and to improve financial reporting for non-employee share-based payments.

The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees.

The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Corporation adopted the standard in the first quarter of 2019 and adoption of the standard did not have a significant effect on the Corporation’s consolidated financial statements.

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

Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The entity is required to provide disclosures about a change in accounting principle in the period of adoption. The Corporation adopted ASU 2017-08 on January 1, 2019 and adoption of the standard did not have a significant effect on the Corporation’s consolidated financial statements.

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

The Corporation expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Corporation established an implementation team that meets on a regular basis to oversee activities and monitor progress. Third party software has been implemented and model development is in progress. The magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

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

The Corporation adopted this ASU on January 1, 2019 and recorded a right-of-use asset of $23.3 million and a lease liability of $23.8 million at adoption.

NOTE 26

GENERAL LITIGATION

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Corporation.

NOTE 27

SUBSEQUENT EVENTS

MBT Financial Corp.

On October 9, 2018, the Corporation and MBT Financial Corp., a Michigan corporation ("MBT"), entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), pursuant to which MBT will, subject to the terms and conditions of the Merger Agreement, merge with and into the Corporation (the "Holding Company Merger"), whereupon the separate corporate existence of MBT will cease and the Corporation will survive. Immediately following the Holding Company Merger, MBT's wholly-owned subsidiary, Monroe Bank & Trust, will be merged with and into the Bank (the "Bank Merger" and, together with the Holding Company Merger, the "Mergers"), with the Bank continuing as the surviving bank. Based on the closing price of the Corporation's common stock on October 9, 2018 of $45.71 per share, the transaction value is estimated at approximately $290.9 million. The transaction is expected to be a tax-free exchange for MBT's shareholders who will be receiving the Corporation's common stock pursuant to the Holding Company Merger. MBT's total assets as of December 31, 2018 were $1.3 billion.

At a special meeting held on February 14, 2019, the shareholders of MBT approved the Merger Agreement and the transactions contemplated by the Merger Agreement. In addition, on January 3, 2019, the FDIC issued its order approving the Bank Merger, subject to certain customary conditions, and on February 18, 2019, the Indiana DFI approved the Bank Merger. However, consummation of the Mergers remain subject to the (i) receipt of a waiver by the Federal Reserve Board of Governors relating to its right to receive an application in connection with the Holding Company Merger, and (ii) satisfaction of other customary closing conditions contained in the Merger Agreement. The Mergers are expected to close during the first half of 2019.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2018, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2018 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2018, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Merchants Corporation’s (Corporation) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Corporation as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of the Corporation and our report dated February 27, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

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

BKD, LLP

Indianapolis, Indiana
February 27, 2019

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2019 annual meeting (“2019 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Corporation will provide information that is responsive to this Item 11 in its 2019 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” of this Annual Report on Form 10-K. The Corporation will provide additional information that is responsive to this Item 12 in its 2019 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation will provide information that is responsive to this Item 13 in its 2019 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporation will provide information that is responsive to this Item 14 in its 2019 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2018 and 2017
Consolidated statements of income, years ended December 31, 2018, 2017 and 2016
Consolidated statements of comprehensive income, years ended December 31, 2018, 2017 and 2016
Consolidated statements of stockholders' equity, years ended December 31, 2018, 2017 and 2016
Consolidated statements of cash flows, years ended December 31, 2018, 2017 and 2016
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

2.1
Agreement and Plan of Reorganization and Merger between First Merchants Corporation and MBT Financial Corp., dated as of October 9, 2018 (Incorporated by reference to registrant's Form 8-K filed on October 10, 2018) (SEC No. 000-17071)

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

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Form S-3 filed on February 6, 2019) (SEC No. 333-229527)
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

10.1	First Merchants Corporation Senior Management Incentive Compensation Program, dated February 6, 2019 (1) (2)
10.2
Resolution of the Board of Directors of First Merchants Corporation on director compensation dated October 1, 2017 (Incorporated by reference to the registrant's Form 10-K filed on March 1, 2018) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to the registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.9
First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.10
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

10.11	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (SEC No. 000-17071) (1)

PART IV: ITEM 15. AND ITEM 16.

10.12
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.13	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)
10.14	First Merchants Corporation 2009 Employee Stock Purchase Plan effective July 1, 2009 (Incorporated by reference to registrant's Form 8-K filed on May 11, 2009) (SEC No. 000-17071) (1)
10.15	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (SEC No. 000-17071) (1)
21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Financial statements and independent registered public accounting firm’s report for First Merchants Corporation 2009 Employee Stock Purchase Plan (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1) Management contract or compensatory plan
(2) Filed herewith.
(3) Furnished herewith.

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2019.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 27th day of February, 2019.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Michael C. Marhenke*
Michael R. Becher, Director	Michael C. Marhenke, Director

/s/ Michael J. Fisher*	/s/ Charles E. Schalliol*
Michael J. Fisher, Director	Charles E. Schalliol, Director

/s/ F. Howard Halderman*	/s/ Patrick A. Sherman*
F. Howard Halderman, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Terry L. Walker*
William L. Hoy, Director	Terry L. Walker, Director

/s/ Gary J. Lehman*	/s/ Jean L. Wojtowicz*
Gary J. Lehman, Director	Jean L. Wojtowicz, Director

/s/ Michael C. Rechin
Michael C. Rechin, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact February 27, 2019