Form 10-Q
period 2019-03-31
FIRST MERCHANTS CORP
filed 2019-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.125 state value per share	FRME	The NASDAQ Stock Market LLC

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

As of April 30, 2019, there were 49,669,938 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$115,878	$139,247
Interest-bearing time deposits	70,672	36,963
Investment securities available for sale	1,247,632	1,142,195
Investment securities held to maturity (fair value of $622,635 and $489,217)	615,027	490,387
Loans held for sale	3,330	4,778
Loans, net of allowance for loan losses of $80,902 and $80,552	7,218,418	7,143,915
Premises and equipment	91,863	93,420
Federal Home Loan Bank stock	24,588	24,588
Interest receivable	40,931	40,881
Goodwill	445,355	445,355
Other intangibles	22,901	24,429
Cash surrender value of life insurance	225,928	224,939
Other real estate owned	1,877	2,179
Tax asset, deferred and receivable	16,094	23,668
Other assets	70,431	47,772
TOTAL ASSETS	$10,210,925	$9,884,716
LIABILITIES
Deposits:
Noninterest-bearing	$1,381,183	$1,447,907
Interest-bearing	6,666,615	6,306,686
Total Deposits	8,047,798	7,754,593
Borrowings:
Federal funds purchased	20,000	104,000
Securities sold under repurchase agreements	111,783	113,512
Federal Home Loan Bank advances	345,013	314,986
Subordinated debentures and term loans	138,519	138,463
Total Borrowings	615,315	670,961
Interest payable	7,313	5,607
Other liabilities	84,651	45,295
Total Liabilities	8,755,077	8,476,456
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 49,428,468 and 49,349,800 shares	6,179	6,169
Additional paid-in capital	839,919	840,052
Retained earnings	611,220	583,336
Accumulated other comprehensive loss	(1,595)	(21,422)
Total Stockholders' Equity	1,455,848	1,408,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,210,925	$9,884,716

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans receivable:
Taxable	$90,481	$78,267
Tax exempt	4,153	3,596
Investment securities:
Taxable	6,095	5,096
Tax exempt	6,871	6,126
Deposits with financial institutions	875	131
Federal Home Loan Bank stock	338	404
Total Interest Income	108,813	93,620
INTEREST EXPENSE
Deposits	19,594	9,002
Federal funds purchased	93	380
Securities sold under repurchase agreements	330	173
Federal Home Loan Bank advances	1,814	2,159
Subordinated debentures and term loans	2,116	1,990
Total Interest Expense	23,947	13,704
NET INTEREST INCOME	84,866	79,916
Provision for loan losses	1,200	2,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	83,666	77,416
OTHER INCOME
Service charges on deposit accounts	5,095	4,777
Fiduciary and wealth management fees	3,818	3,796
Card payment fees	4,826	4,594
Other customer fees	439	442
Increase in cash surrender value of life insurance	989	1,078
Gains on life insurance benefits	—	98
Net gains and fees on sales of loans	1,295	1,821
Net realized gains on sales of available for sale securities	1,140	1,609
Derivative hedge income	781	842
Other income	330	504
Total Other Income	18,713	19,561
OTHER EXPENSES
Salaries and employee benefits	33,028	32,226
Net occupancy	5,027	4,670
Equipment	3,642	3,668
Marketing	1,074	884
Outside data processing fees	3,684	2,964
Printing and office supplies	315	334
Intangible asset amortization	1,528	1,726
FDIC assessments	707	719
Other real estate owned and foreclosure expenses	1,165	402
Professional and other outside services	1,884	1,541
Other expenses	4,567	4,553
Total Other Expenses	56,621	53,687
INCOME BEFORE INCOME TAX	45,758	43,290
Income tax expense	6,941	6,611
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$38,817	$36,679
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.79	$0.75
Diluted Net Income Available to Common Stockholders	$0.78	$0.74
Cash Dividends Paid	$0.22	$0.18
Average Diluted Shares Outstanding (in thousands)	49,541	49,428

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$38,817	$36,679
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $5,580 and $4,191	20,990	(17,698)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $82 and $106	(309)	644
Reclassification adjustment for net gains included in net income, net of tax of $227 and $302	(854)	(1,137)
Total other comprehensive income (loss), net of tax	19,827	(18,191)
Comprehensive income	$58,644	$18,488

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income:
Net income	—	—	—	—	—	38,817	—	38,817
Other comprehensive income, net of tax	—	—	—	—	—	—	19,827	19,827
Cash dividends on common stock ($.22 per share)	—	—	—	—	—	(10,933)	—	(10,933)
Share-based compensation	—	—	103,660	13	968	—	—	981
Stock issued under employee benefit plans	—	—	5,339	1	173	—	—	174
Stock issued under dividend reinvestment and stock purchase plan	—	—	8,508	1	339	—	—	340
Stock options exercised	—	—	3,700	—	40	—	—	40
Stock redeemed	—	—	(42,539)	(5)	(1,653)	—	—	(1,658)
Balances, March 31, 2019	125	$125	49,428,468	$6,179	$839,919	$611,220	$(1,595)	$1,455,848

	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income:
Net income	—	—	—	—	—	36,679	—	36,679
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18,191)	(18,191)
Cash dividends on common stock ($.18 per share)	—	—	—	—	—	(8,912)	—	(8,912)
Reclassification adjustment under ASU 2018-02	—	—	—	—	—	626	(626)	—
Share-based compensation	—	—	93,076	12	863	—	—	875
Stock issued under employee benefit plans	—	—	4,363	1	158	—	—	159
Stock issued under dividend reinvestment and stock purchase plan	—	—	5,614	1	249	—	—	250
Stock options exercised	—	—	23,557	3	532	—	—	535
Stock redeemed	—	—	(41,752)	(7)	(1,778)	—	—	(1,785)
Balances, March 31, 2018	125	$125	49,243,096	$6,155	$834,894	$493,624	$(21,725)	$1,313,073

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flow From Operating Activities:
Net income	$38,817	$36,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	2,500
Depreciation and amortization	2,209	2,213
Change in deferred taxes	740	957
Share-based compensation	981	875
Loans originated for sale	(67,596)	(92,887)
Proceeds from sales of loans held for sale	69,940	96,973
Gains on sales of loans held for sale	(896)	(1,339)
Gains on sales of securities available for sale	(1,140)	(1,609)
Increase in cash surrender of life insurance	(989)	(1,078)
Gains on life insurance benefits	—	(98)
Change in interest receivable	(50)	1,907
Change in interest payable	1,706	986
Other adjustments	7,019	(15,082)
Net cash provided by operating activities	51,941	30,997
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(33,709)	10,794
Purchases of:
Securities available for sale	(125,523)	(98,113)
Securities held to maturity	(138,857)	—
Proceeds from sales of securities available for sale	34,107	55,695
Proceeds from maturities of:
Securities available for sale	25,904	15,764
Securities held to maturity	13,879	20,092
Change in Federal Home Loan Bank stock	—	(763)
Net change in loans	(75,963)	(153,893)
Proceeds from the sale of other real estate owned	288	820
Proceeds from life insurance benefits	—	2,784
Other adjustments	(954)	1,051
Net cash used in investing activities	(300,828)	(145,769)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	171,543	108,446
Certificates of deposit and other time deposits	121,662	46,659
Borrowings	295,060	737,347
Repayment of borrowings	(350,710)	(794,004)
Cash dividends on common stock	(10,933)	(8,912)
Stock issued under employee benefit plans	174	159
Stock issued under dividend reinvestment and stock purchase plans	340	250
Stock options exercised	40	535
Stock redeemed	(1,658)	(1,785)
Net cash provided by financing activities	225,518	88,695
Net Change in Cash and Cash Equivalents	(23,369)	(26,077)
Cash and Cash Equivalents, January 1	139,247	154,905
Cash and Cash Equivalents, March 31	$115,878	$128,828
Additional cash flow information:
Interest paid	$22,241	$12,718
Income tax paid (refunded)	—	(257)
Loans transferred to other real estate owned	260	131
Fixed assets transferred to other real estate owned	302	—
Non-cash investing activities using trade date accounting	14,579	601
ROU assets obtained in exchange for new operating lease liabilities	23,324	—

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2018, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

Recent Accounting Changes Adopted in 2019

FASB Accounting Standards Updates No. 2018-11 - Leases (Topic 842): Targeted Improvements - The FASB issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU was intended to reduce costs and ease implementation of the leases standard for financial statement preparers. ASU 2018-11 provided a new transition method and a practical expedient for separating components of a contract. ASU 2018-11 provided entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applied the new leases standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Corporation's reporting for the comparative periods presented in the financial statements in the period of adoption is in accordance with GAAP in Topic 840, Leases. The Corporation must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments did not change the existing disclosure requirements in Topic 840 (for example, they did not create interim disclosure requirements that the Corporation previously was not required to provide). The Corporation adopted this new transition method on January 1, 2019, but did not recognize a cumulative-effect adjustment to the opening balance of retained earnings at adoption. Lease disclosures are included in NOTE 7. LEASES, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The amendments in ASU 2018-11 provided lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

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

FASB Accounting Standards Update No. 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting - The FASB issued an Accounting Standards Update (ASU) intended to reduce cost and complexity and to improve financial reporting for non-employee share-based payments. The ASU expanded the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees. The Corporation adopted the standard in the first quarter of 2019 and adoption of the standard did not have a significant effect on the Corporation’s consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Update No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities - The FASB issued Accounting Standards Update (ASU) No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortened the amortization period for certain callable debt securities held at a premium to the earliest call date. Under previous GAAP, entities normally amortized the premium as an adjustment of yield over the contractual life of the instrument. Stakeholders expressed concerns with the approach on the basis that GAAP excluded certain callable debt securities from consideration of early repayment of principal even if the holder was certain the call would be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium was recorded as a loss in earnings. Further, there was diversity in practice (1) in the amortization period for premiums of callable debt securities, and (2) in how the potential for exercise of a call was factored into current impairment assessments. Another issue was that the practice in the United States was to quote, price, and trade callable debt securities using a model that incorporated consideration of calls (also referred to as “yield-to-worst” pricing). The ASU shortened the amortization period for certain callable debt securities held at a premium and required the premium to be amortized to the earliest call date. However, the amendments did not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The Corporation was required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at adoption. The Corporation adopted ASU 2017-08 on January 1, 2019 and adoption of the standard did not have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2016-02 - Leases (Topic 842) - The FASB issued new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use ("ROU") asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees are no longer provided with a source of off-balance sheet financing.

The Corporation elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Corporation to carry forward the historical lease classification. The Corporation elected to not apply ASC 842 to short-term leases (leases with a term of 12 months or less). Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Corporation expenses the lease on a straight-line basis over the lease term. The Corporation also elected the practical expedient to not separate nonlease components from lease components. Variable payments are not included as part of the consideration of a lease contract and all of the Corporation's nonlease components contain variable payments; therefore, this election will not have any impact on the ROU asset or lease liability.

The Corporation adopted this ASU on January 1, 2019 and recorded a ROU asset of $23.3 million and a lease liability of $23.8 million at adoption. Lease disclosures are included in NOTE 7. LEASES, in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Revenue Recognition

Revenue recognition guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Corporation's revenue-generating transactions are not subject to revenue recognition guidance, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the disclosures. The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Condensed Statements of Income was not necessary. Descriptions of revenue-generating activities that are within the scope of the guidance, which are presented in our income statements are as follows:

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

NOTE 2

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

The Corporation expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Corporation established an implementation team that meets on a regular basis to oversee activities and monitor progress. Third party software has been implemented and model development continues. The Corporation will test the models by running parallel and make refinements throughout the year. The magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2019
U.S. Government-sponsored agency securities	$33,494	$210	$1	$33,703
State and municipal	633,617	18,773	532	651,858
U.S. Government-sponsored mortgage-backed securities	562,587	2,592	3,139	562,040
Corporate obligations	31	—	—	31
Total available for sale	1,229,729	21,575	3,672	1,247,632
Held to maturity at March 31, 2019
U.S. Government-sponsored agency securities	22,619	—	350	22,269
State and municipal	254,520	6,682	117	261,085
U.S. Government-sponsored mortgage-backed securities	336,888	2,630	1,237	338,281
Foreign investment	1,000	—	—	1,000
Total held to maturity	615,027	9,312	1,704	622,635
Total Investment Securities	$1,844,756	$30,887	$5,376	$1,870,267

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2018
U.S. Government-sponsored agency securities	$13,493	$92	$3	$13,582
State and municipal	605,994	5,995	5,854	606,135
U.S. Government-sponsored mortgage-backed securities	530,209	634	8,396	522,447
Corporate obligations	31	—	—	31
Total available for sale	1,149,727	6,721	14,253	1,142,195
Held to maturity at December 31, 2018
U.S. Government-sponsored agency securities	22,618	—	545	22,073
State and municipal	197,909	2,858	872	199,895
U.S. Government-sponsored mortgage-backed securities	268,860	713	3,323	266,250
Foreign investment	1,000	—	1	999
Total held to maturity	490,387	3,571	4,741	489,217
Total Investment Securities	$1,640,114	$10,292	$18,994	$1,631,412

The change in unrealized gains/losses from December 31, 2018 to March 31, 2019 is primarily due to the changes in interest rates.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities held in the portfolio.

The amortized cost and fair value of available for sale and held to maturity securities at March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2019:
Due in one year or less	$4,746	$4,764	$3,502	$3,501
Due after one through five years	3,750	3,835	49,060	48,717
Due after five through ten years	79,533	81,458	65,990	68,332
Due after ten years	579,113	595,535	159,587	163,804
	667,142	685,592	278,139	284,354
U.S. Government-sponsored mortgage-backed securities	562,587	562,040	336,888	338,281
Total Investment Securities	$1,229,729	$1,247,632	$615,027	$622,635

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

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $506,562,000 at March 31, 2019, and $416,155,000 at December 31, 2018.

The book value of securities sold under agreements to repurchase amounted to $112,029,000 at March 31, 2019, and $116,691,000 at December 31, 2018.

Gross gains on the sales and redemptions of available for sale securities for the three months ended March 31, 2019 and 2018 are shown below.

	Three Months Ended March 31,
	2019	2018
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,140	$1,609
Gross losses	—	—

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2019, and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at March 31, 2019
U.S. Government-sponsored agency securities	$—	$—	$373	$1	$373	$1
State and municipal	—	—	31,483	532	31,483	532
U.S. Government-sponsored mortgage-backed securities	3,761	2	310,455	3,137	314,216	3,139
Total Temporarily Impaired Available for Sale Securities	3,761	2	342,311	3,670	346,072	3,672
Temporarily Impaired Held to Maturity Securities at March 31, 2019
U.S. Government-sponsored agency securities	—	—	22,269	350	22,269	350
State and municipal	310	—	13,200	117	13,510	117
U.S. Government-sponsored mortgage-backed securities	479	—	105,396	1,237	105,875	1,237
Foreign investment	—	—	1,000	—	1,000	—
Total Temporarily Impaired Held to Maturity Securities	789	—	141,865	1,704	142,654	1,704
Total Temporarily Impaired Investment Securities	$4,550	$2	$484,176	$5,374	$488,726	$5,376

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2018
U.S. Government-sponsored agency securities	$1,490	$3	$—	$—	$1,490	$3
State and municipal	234,431	3,958	38,028	1,896	272,459	5,854
U.S. Government-sponsored mortgage-backed securities	196,601	2,400	217,121	5,996	413,722	8,396
Total Temporarily Impaired Available for Sale Securities	432,522	6,361	255,149	7,892	687,671	14,253
Temporarily Impaired Held to Maturity Securities at December 31, 2018
U.S. Government-sponsored agency securities	—	—	22,073	545	22,073	545
State and municipal	14,952	369	16,786	503	31,738	872
U.S. Government-sponsored mortgage-backed securities	102,828	876	87,268	2,447	190,096	3,323
Foreign investment	—	—	999	1	999	1
Total Temporarily Impaired Held to Maturity Securities	117,780	1,245	127,126	3,496	244,906	4,741
Total Temporarily Impaired Investment Securities	$550,302	$7,606	$382,275	$11,388	$932,577	$18,994

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2019	December 31, 2018
Investments reported at less than historical cost:
Historical cost	$494,102	$951,571
Fair value	488,726	932,577
Gross unrealized losses	$5,376	$18,994
Percent of the Corporation's investment portfolio	26.2%	57.1%

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at March 31, 2019.

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

State and Municipal and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2019. The state and municipal securities portfolio contains unrealized losses of $532,000 on thirty-three securities and $117,000 on twenty-two securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains unrealized losses of $1,000 on one security and $350,000 on five securities in the available for sale and held to maturity portfolios, respectively.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2019. The mortgage-backed securities portfolio contains unrealized losses of $3,139,000 on seventy-nine securities and $1,237,000 on forty-five securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of March 31, 2019, and December 31, 2018, were $3,330,000 and $4,778,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2019	December 31, 2018
Commercial and industrial loans	$1,788,628	$1,726,664
Agricultural production financing and other loans to farmers	80,357	92,404
Real estate loans:
Construction	542,501	545,729
Commercial and farmland	2,838,798	2,832,102
Residential	976,668	966,421
Home equity	536,208	528,157
Individuals' loans for household and other personal expenditures	108,216	99,788
Public finance and other commercial loans	427,944	433,202
Loans	$7,299,320	$7,224,467
Allowance for loan losses	(80,902)	(80,552)
Net Loans	$7,218,418	$7,143,915

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at March 31, 2019. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The historical loss allocation for loans not deemed impaired according to ASC 450 is the product of the volume of loans within the non-impaired criticized and non-criticized risk grade classifications, each segmented by call code, and the historical loss factor for each respective classification and call code segment. The historical loss factors are based upon actual loss experience within each risk and call code classification. The historical look back period for non-criticized loans looks to the most recent rolling-four-quarter average and aligns with the look back period for non-impaired criticized loans. Each of the rolling four quarter periods used to obtain the average, include all charge-offs for the previous twelve-month period, therefore the historical look back period includes seven quarters. The resulting allocation is reflective of current conditions. Criticized loans are grouped based on the risk grade assigned to the loan. Loans with a special mention grade but not impaired are assigned a loss factor, and loans with a classified grade but not impaired are assigned a separate loss factor. The loss factor computation for this allocation includes a segmented historical loss migration analysis of risk grades to charge-off.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	236	769	105	90	1,200
Recoveries on loans	542	245	118	100	1,005
Loans charged off	(366)	(1,189)	(161)	(139)	(1,855)
Balances, March 31, 2019	$33,069	$29,434	$4,026	$14,373	$80,902

	Three Months Ended March 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,420	$27,343	$3,732	$13,537	$75,032
Provision for losses	840	84	274	1,302	2,500
Recoveries on loans	119	339	89	154	701
Loans charged off	(609)	(61)	(199)	(944)	(1,813)
Balances, March 31, 2018	$30,770	$27,705	$3,896	$14,049	$76,420

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated. At March 31, 2019 and December 31, 2018, there was no related allowance for loan losses for loans acquired with deteriorated credit quality.

	March 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$1,172	$6	$1	$420	$1,599
Collectively evaluated for impairment	31,897	29,428	4,025	13,953	79,303
Total Allowance for Loan Losses	$33,069	$29,434	$4,026	$14,373	$80,902
Loan Balances:
Individually evaluated for impairment	$4,889	$16,667	$15	$2,316	$23,887
Collectively evaluated for impairment	2,289,661	3,352,381	108,201	1,509,622	7,259,865
Loans acquired with deteriorated credit quality	2,379	12,251	—	938	15,568
Loans	$2,296,929	$3,381,299	$108,216	$1,512,876	$7,299,320

	December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$—	$1,435	$1	$436	$1,872
Collectively evaluated for impairment	32,657	28,174	3,963	13,886	78,680
Total Allowance for Loan Losses	$32,657	$29,609	$3,964	$14,322	$80,552
Loan Balances:
Individually evaluated for impairment	$1,838	$17,756	$18	$2,413	$22,025
Collectively evaluated for impairment	2,248,330	3,347,686	99,770	1,490,872	7,186,658
Loans acquired with deteriorated credit quality	2,102	12,389	—	1,293	15,784
Loans	$2,252,270	$3,377,831	$99,788	$1,494,578	$7,224,467

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10 and include loans acquired with deteriorated credit quality totaling $1,520,000 and $1,541,000 at March 31, 2019 and December 31, 2018, respectively.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	March 31, 2019	December 31, 2018
Commercial and industrial loans	$2,498	$1,803
Agriculture production financing and other loans to farmers	2,910	679
Real estate loans:
Construction	7,533	8,667
Commercial and farmland	8,201	8,156
Residential	4,473	4,966
Home equity	1,963	1,481
Individuals' loans for household and other personal expenditures	18	42
Public finance and other commercial loans	353	354
Total	$27,949	$26,148

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$1,920	$1,626	$—
Agriculture production financing and other loans to farmers	807	792	—
Real estate Loans:
Construction	9,330	7,524	—
Commercial and farmland	10,838	8,973	—
Residential	118	99	—
Home equity	48	48	—
Public finance and other commercial loans	353	353	—
Total	$23,414	$19,415	$—
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	$2,167	$2,117	$1,172
Real estate Loans:
Commercial and farmland	171	171	6
Residential	1,843	1,815	348
Home equity	371	354	72
Individuals' loans for household and other personal expenditures	15	15	1
Total	$4,567	$4,472	$1,599
Total Impaired Loans	$27,981	$23,887	$1,599

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$828	$806	$—
Agriculture production financing and other loans to farmers	679	679	—
Real estate Loans:
Construction	1,352	614	—
Commercial and farmland	11,176	8,994	—
Residential	118	100	—
Home equity	49	48	—
Public finance and other commercial loans	353	353	—
Total	$14,555	$11,594	$—
Impaired loans with related allowance:
Real estate Loans:
Construction	$7,978	$7,977	$1,429
Commercial and farmland	171	171	6
Residential	1,958	1,907	362
Home equity	376	358	74
Individuals' loans for household and other personal expenditures	18	18	1
Total	$10,501	$10,431	$1,872
Total Impaired Loans	$25,056	$22,025	$1,872

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,641	$—	$1,845	$—
Agriculture production financing and other loans to farmers	799	—	640	—
Real estate Loans:
Construction	8,270	—	—	—
Commercial and farmland	8,999	39	14,450	48
Residential	38	1	759	6
Home equity	48	—	8	—
Individuals' loans for household and other personal expenditures	1	—	12	—
Public finance and other commercial loans	353	—	—	—
Total	$20,149	$40	$17,714	$54
Impaired loans with related allowance:
Commercial and industrial loans	$—	$—	$465	$—
Agriculture production financing and other loans to farmers	2,150	—	—	—
Real estate Loans:
Construction	—	—	1,352	—
Commercial and farmland	171	—	767	—
Residential	1,884	15	1,709	12
Home equity	356	3	305	2
Individuals' loans for household and other personal expenditures	15	—	—	—
Total	$4,576	$18	$4,598	$14
Total Impaired Loans	$24,725	$58	$22,312	$68

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

	March 31, 2019
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,692,964	$59,119	$36,545	$—	$—	$—	$—	$1,788,628
Agriculture production financing and other loans to farmers	64,022	6,304	10,031	—	—	—	—	80,357
Real estate Loans:
Construction	507,086	949	9,063	—	—	25,403	—	542,501
Commercial and farmland	2,640,736	96,353	99,363	—	—	2,346	—	2,838,798
Residential	167,197	4,747	2,992	—	—	797,420	4,312	976,668
Home equity	24,534	489	402	—	—	508,969	1,814	536,208
Individuals' loans for household and other personal expenditures	—	—	—	—	—	108,186	30	108,216
Public finance and other commercial loans	427,591	—	353	—	—	—	—	427,944
Loans	$5,524,130	$167,961	$158,749	$—	$—	$1,442,324	$6,156	$7,299,320

	December 31, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,660,879	$23,246	$42,539	$—	$—	$—	$—	$1,726,664
Agriculture production financing and other loans to farmers	78,446	5,966	7,992	—	—	—	—	92,404
Real estate Loans:
Construction	492,358	2,185	24,224	—	—	25,419	1,543	545,729
Commercial and farmland	2,669,491	76,037	84,288	—	—	2,285	1	2,832,102
Residential	170,075	7,373	2,076	—	—	782,080	4,817	966,421
Home equity	24,653	535	457	—	—	500,996	1,516	528,157
Individuals' loans for household and other personal expenditures	—	—	—	—	—	99,741	47	99,788
Public finance and other commercial loans	432,849	—	353	—	—	—	—	433,202
Loans	$5,528,751	$115,342	$161,929	$—	$—	$1,410,521	$7,924	$7,224,467

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of March 31, 2019, and December 31, 2018:

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,784,771	$977	$382	$—	$2,498	$3,857	$1,788,628
Agriculture production financing and other loans to farmers	77,435	12	—	—	2,910	2,922	80,357
Real estate loans:
Construction	534,904	64	—	—	7,533	7,597	542,501
Commercial and farmland	2,818,380	12,095	—	122	8,201	20,418	2,838,798
Residential	965,990	5,666	539	—	4,473	10,678	976,668
Home equity	531,874	1,646	725	—	1,963	4,334	536,208
Individuals' loans for household and other personal expenditures	107,792	324	70	12	18	424	108,216
Public finance and other commercial loans	427,462	129	—	—	353	482	427,944
Loans	$7,248,608	$20,913	$1,716	$134	$27,949	$50,712	$7,299,320

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,723,337	$1,093	$182	$249	$1,803	$3,327	$1,726,664
Agriculture production financing and other loans to farmers	89,440	2,285	—	—	679	2,964	92,404
Real estate loans:
Construction	535,520	64	—	1,478	8,667	10,209	545,729
Commercial and farmland	2,822,515	1,253	178	—	8,156	9,587	2,832,102
Residential	959,252	1,756	430	17	4,966	7,169	966,421
Home equity	524,198	2,164	207	107	1,481	3,959	528,157
Individuals' loans for household and other personal expenditures	99,499	179	64	4	42	289	99,788
Public finance and other commercial loans	432,848	—	—	—	354	354	433,202
Loans	$7,186,609	$8,794	$1,061	$1,855	$26,148	$37,858	$7,224,467

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended March 31, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$90	$90	1
Total	$90	$90	1

	Three Months Ended March 31, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$214	$222	5
Home equity	16	16	2
Individuals' loans for household and other personal expenditures	7	8	1
Total	$237	$246	8

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the recorded investment of troubled debt restructures as of March 31, 2019 and 2018, by modification type, that occurred during the periods indicated:

	Three Months Ended March 31, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$90	$—	$90
Total	$—	$90	$—	$90

	Three Months Ended March 31, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$38	$74	$106	$218
Home equity	16	10	—	26
Individuals loans for household and other personal expenditures	—	7	—	7
Total	$54	$91	$106	$251

Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2019. The same loan classification made up 91 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2018.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2019 and 2018, that subsequently defaulted during the period indicated and remained in default at period end. A loan is considered in default if it is 30-days or more past due.

	Three Months Ended March 31, 2019
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$63
Total	1	$63

	Three Months Ended March 31, 2018
	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$324
Residential	3	108
Total	4	$432

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $646,000 and $800,000 at March 31, 2019 and December 31, 2018, respectively.

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial troubled debt loan restructures 30-89 days delinquent are included in the calculation of the delinquency trend environmental allocation in the allowance for loan losses. With the exception of the acquired loans excluded from the allowance for loan losses, all commercial non-impaired loans, including non-accrual and 90-days or more delinquent, are included in the ASC 450 loss estimate.

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

The carrying amount of Purchased Credit Impaired Loans as of March 31, 2019 and December 31, 2018 was $17.1 million and $17.3 million, respectively; with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Beginning balance	$2,143	$2,890
Additions	—	—
Accretion	(580)	(510)
Reclassification from nonaccretable	501	295
Disposals	—	—
Ending balance	$2,064	$2,675

There were no loans acquired during the three months ended March 31, 2019 and 2018, for which it was probable that all contractually required payments would not be collected.

NOTE 6

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	March 31, 2019	December 31, 2018
Gross carrying amount	$85,869	$85,869
Accumulated amortization	(62,968)	(61,440)
Total other intangibles	$22,901	$24,429

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2019	$3,641
2020	3,632
2021	3,427
2022	3,325
2023	3,175
After 2023	5,701
$22,901

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 7

Leases

The Corporation adopted ASU No. 2016-02 - Leases (Topic 842), as amended, as of January 1, 2019 for certain retail branches, office space, land and equipment. The Corporation elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Corporation to carry forward the historical lease classification. Operating leases are included in the operating lease right-of use ("ROU") asset, which is included in other assets and the lease liability is included in other liabilities in our condensed balance sheets. The Corporation does not have any finance leases.

ROU assets represent the Corporation's right to use an underlying asset for the lease term and lease liabilities represent the Corporation's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Corporation's leases do not provide an implicit rate, the Corporation typically uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease. The exercise of such lease renewal options is at the Corporation's sole discretion and is not included in the present value of lease obligations unless it is reasonably certain that the option will be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of the Corporation's lease agreements include rental payments adjusted periodically for inflation. The Corporation's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases is presented in the table below as of March 31, 2019.

March 31, 2019
Operating lease assets	$22,576
Total lease assets	$22,576

Operating lease liabilities	$23,175
Total Lease liabilities	$23,175

Weighted average remaining lease term (years)
Operating leases	9.4
Weighted average discount rate
Operating leases	3.39%

The table below presents the components of lease expense for the periods indicated.

Three Months Ended March 31,
2019
Lease Cost:
Operating lease cost	$892
Short-term lease cost	43
Variable lease cost	262
Total lease cost	$1,197

Supplemental cash flow information related to leases is presented in the table below.

Maturity of lease liabilities	Operating Leases
Remaining 2019	$2,601
2020	3,343
2021	3,097
2022	2,982
2023	2,611
2024 and after	12,706
Total lease payments	$27,340
Less: Present value discount	4,165
Present value of lease liabilities	$23,175

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$753
ROU assets obtained in exchange for new operating lease liabilities	$23,324

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges. As of December 31, 2018, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2019, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. During the three months ended March 31, 2019 and 2018, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $253,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2019, the notional amount of customer-facing swaps was approximately $486,081,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2019, and December 31, 2018.

	Asset Derivatives				Liability Derivatives
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$35	Other Assets	$135	Other Liabilities	$972	Other Liabilities	$688
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$14,194	Other Assets	$11,948	Other Liabilities	$14,194	Other Liabilities	$11,948

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2019	March 31, 2018
Interest Rate Products	$(391)	$508

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three months ended March 31, 2019 and 2018.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest rate contracts	Interest Expense	$(59)	$(170)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2019, the termination value of derivatives in a net liability position related to these agreements was $10,869,000. As of March 31, 2019, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $13,745,000. If the Corporation had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2019, and December 31, 2018.

		Fair Value Measurements Using:
March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$33,703	$—	$33,703	$—
State and municipal	651,858	—	648,957	2,901
U.S. Government-sponsored mortgage-backed securities	562,040	—	562,036	4
Corporate obligations	31	—	—	31
Interest rate swap asset	14,194	—	14,194	—
Interest rate cap	35	—	35	—
Interest rate swap liability	15,166	—	15,166	—

		Fair Value Measurements Using:
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$13,582	$—	$13,582	$—
State and municipal	606,135	—	602,842	3,293
U.S. Government-sponsored mortgage-backed securities	522,447	—	522,443	4
Corporate obligations	31	—	—	31
Interest rate swap asset	11,948	—	11,948	—
Interest rate cap	135	—	135	—
Interest rate swap liability	12,636	—	12,636	—

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2019 or December 31, 2018.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2019 and 2018.

	Available for Sale Securities
	Three Months Ended
	March 31, 2019	March 31, 2018
Balance at beginning of the period	$3,328	$3,978
Included in other comprehensive income	43	(25)
Principal payments	(435)	13
Ending balance	$2,936	$3,966

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2019 and 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for March 31, 2019, and December 31, 2018.

		Fair Value Measurements Using
March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$11,728	$—	$—	$11,728
Other real estate owned	112	—	—	112

		Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$11,866	$—	$—	$11,866
Other real estate owned	657	—	—	657

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2018 and 2019, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2019 and December 31, 2018.

March 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,901	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$11,728	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (5%)

Other real estate owned	$112	Appraisals	Discount to reflect current market conditions	0% - 51% (51%)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,293	Discounted cash flow	Maturity/Call date	1 month to 20 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	.69% - 5%

Corporate obligations and equity securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$11,866	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (6%)

Other real estate owned	$657	Appraisals	Discount to reflect current market conditions	0% - 10% (4%)

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities, Corporate Obligations and U.S. Government-sponsored Mortgage Backed Securities

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019, and December 31, 2018.

		March 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$115,878	$115,878	$—	$—
Interest-bearing time deposits	70,672	70,672	—	—
Investment securities available for sale	1,247,632	—	1,244,697	2,936
Investment securities held to maturity	615,027	—	615,182	7,453
Loans held for sale	3,330	—	3,330	—
Loans	7,218,418	—	—	7,140,432
Federal Home Loan Bank stock	24,588	—	24,588	—
Interest rate swap and cap asset	14,229	—	14,229	—
Interest receivable	40,931	—	40,931	—
Liabilities:
Deposits	$8,047,798	$6,439,422	$1,576,603	$—
Borrowings:
Federal funds purchased	20,000	—	20,000	—
Securities sold under repurchase agreements	111,783	—	111,742	—
Federal Home Loan Bank advances	345,013	—	342,283	—
Subordinated debentures and term loans	138,519	—	129,020	—
Interest rate swap liability	15,166	—	15,166	—
Interest payable	7,313	—	7,313	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$139,247	$139,247	$—	$—
Interest-bearing time deposits	36,963	36,963	—	—
Investment securities available for sale	1,142,195	—	1,138,867	3,328
Investment securities held to maturity	490,387	—	481,377	7,840
Loans held for sale	4,778	—	4,778	—
Loans	7,143,915	—	—	7,004,193
Federal Home Loan Bank stock	24,588	—	24,588	—
Interest rate swap and cap asset	12,083	—	12,083	—
Interest receivable	40,881	—	40,881	—
Liabilities:
Deposits	$7,754,593	$6,267,879	$1,464,129	$—
Borrowings:
Federal funds purchased	104,000	—	104,000	—
Securities sold under repurchase agreements	113,512	—	113,437	—
Federal Home Loan Bank advances	314,986	—	318,728	—
Subordinated debentures and term loans	138,463	—	127,298	—
Interest rate swap liability	12,636	—	12,636	—
Interest payable	5,607	—	5,607	—

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2019 and December 31, 2018 were:

	March 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$110,760	$—	$1,023	$—	$111,783

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$104,883	$1,014	$7,615	$—	$113,512

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2019 and 2018:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	20,990	(309)	—	20,681
Amounts reclassified from accumulated other comprehensive income	(901)	47	—	(854)
Period change	20,089	(262)	—	19,827
Balance at March 31, 2019	$13,746	$(821)	$(14,520)	$(1,595)

Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(17,698)	644	—	(17,054)
Amounts reclassified from accumulated other comprehensive income	(1,271)	134	—	(1,137)
Period change	(18,969)	778	—	(18,191)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at March 31, 2018	$(8,067)	$(589)	$(13,069)	$(21,725)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2019 and 2018.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,140	$1,609	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(239)	(338)	Income tax expense
	$901	$1,271

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(59)	$(170)	Interest expense - subordinated debentures and term loans
Related income tax benefit	12	36	Income tax expense
	$(47)	$(134)

Total reclassifications for the period, net of tax	$854	$1,137

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 1999 Long-term Equity Incentive Plan and the 2009 Long-term Equity Incentive Plan. The stock options, which have a ten year life, become 100 percent vested based on time ranging from six months to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after 3 years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement or continue to vest after retirement, depending on the plan under which the shares were granted. Deferred Stock Units ("DSU") were credited to non-employee directors who elected to defer payment of compensation under the Corporation's 2008 Equity Compensation Plan for Non-employee Directors which expired in 2018.  DSUs credited are equal to the restricted shares that the non-employee director would have received under the plan.  As of March 31, 2019, the Corporation did not have any outstanding DSUs.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2019 was $981,000, compared to $875,000 for the three months ended March 31, 2018. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 1.7 percent for the three months ended March 31, 2019 based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2019	2018
Stock and ESPP Options
Pre-tax compensation expense	$11	$24
Income tax benefit	(16)	(59)
Stock and ESPP option expense, net of income taxes	$(5)	$(35)
Restricted Stock Awards
Pre-tax compensation expense	$970	$851
Income tax benefit	(540)	(566)
Restricted stock awards expense, net of income taxes	$430	$285
Total Share-Based Compensation
Pre-tax compensation expense	$981	$875
Income tax benefit	(556)	(625)
Total share-based compensation expense, net of income taxes	$425	$250

As of March 31, 2019, unrecognized compensation expense related to RSAs was $6,066,000 and is expected to be recognized over a weighted-average period of 1.72 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of March 31, 2019 and changes during the three months ended March 31, 2019, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	76,300	$12.40
Exercised	(3,700)	$10.88
Cancelled	—	$—
Outstanding March 31, 2019	72,600	$12.48	2.73	$1,769,628
Vested and Expected to Vest at March 31, 2019	72,600	$12.48	2.73	$1,769,628
Exercisable at March 31, 2019	72,600	$12.48	2.73	$1,769,628

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2019.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $97,000 and $473,000, respectively. Cash receipts of stock options exercised during this same period were $40,000 and $535,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2019	344,362	$36.80
Granted	700	$37.44
Vested	(103,660)	$23.41
Forfeited	(600)	$35.62
Unvested RSAs at March 31, 2019	240,802	$42.57

The grant date fair value of ESPP options was estimated at the beginning of the January 1, 2019 quarterly offering period of approximately $11,000. The ESPP options vested during the three months ending March 31, 2019, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2019.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$9,609	$9,091
Tax-exempt interest income	(2,267)	(2,015)
Share-based compensation	(350)	(441)
Tax-exempt earnings and gains on life insurance	(207)	(247)
Tax credits	(78)	39
Other	234	184
Actual Tax Expense	$6,941	$6,611

Effective Tax Rate	15.2%	15.3%

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019			2018
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$38,817	49,369,024	$0.79	$36,679	49,192,647	$0.75
Effect of potentially dilutive stock options and restricted stock awards		171,820			235,325
Diluted net income per share	$38,817	49,540,844	$0.78	$36,679	49,427,972	$0.74

For the three months ended March 31, 2019 and 2018, there were no stock options with an option price greater than the average market price of the common shares.

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

NOTE 16
PENDING MERGER

MBT Financial Corp.

On October 9, 2018, the Corporation and MBT Financial Corp., a Michigan corporation ("MBT"), entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), pursuant to which MBT will, subject to the terms and conditions of the Merger Agreement, merge with and into the Corporation (the "Holding Company Merger"), whereupon the separate corporate existence of MBT will cease and the Corporation will survive. Immediately following the Holding Company Merger, MBT's wholly-owned subsidiary, Monroe Bank & Trust, will be merged with and into the Bank (the "Bank Merger" and, together with the Holding Company Merger, the "Mergers"), with the Bank continuing as the surviving bank. Based on the closing price of the Corporation's common stock on October 9, 2018 of $45.71 per share, the transaction value is estimated at approximately $290.9 million. The transaction is expected to be a tax-free exchange for MBT's shareholders who will be receiving the Corporation's common stock pursuant to the Holding Company Merger. MBT's total assets as of March 31, 2019 were $1.3 billion.

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

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended March 31, 2019, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 115 banking locations in thirty-one Indiana, two Illinois and two Ohio counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REQUIREMENTS FOR BANK HOLDING COMPANIES WITH $10 BILLION OR MORE IN ASSETS

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. As of March 31, 2019, the Corporation has, for the first time, exceeded the $10 billion threshold.

Following the fourth consecutive quarter (and any applicable phase-in period) where the Corporation’s or the Bank’s total consolidated assets, as applicable, equal or exceed $10 billion, the Corporation or the Bank, as applicable, will, among other requirements:

•	calculate the FDIC deposit assessment base using a performance score and a loss-severity scoring system; and

•	be examined for compliance with federal consumer protection laws primarily by the Consumer Financial Protection Bureau.

Additionally, on July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes. Although most of the required regulations of the Dodd-Frank Act have been promulgated and implemented (or are being implemented over time), there are additional regulations yet to be finalized by the authorized federal agencies. The changes resulting from the Dodd-Frank Act have impacted the profitability of the Corporation’s business activities, required changes to certain business practices, and imposed more stringent capital, liquidity and leverage requirements, and, when fully implemented, may further adversely affect the Corporation's business. Among other things, the Dodd-Frank Act has resulted in:

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

•
as the Corporation's assets have now exceeded $10 billion, compliance with the Durbin Amendment will result in a material reduction of interchange fee income paid by merchants when debit cards are used as payment.

The Corporation’s management continues to take the steps necessary to minimize the adverse impact of the Dodd-Frank Act on its business, financial condition and results of operation.

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported first quarter 2019 net income of $38.8 million, compared to $36.7 million during the first quarter of 2018. Diluted earnings per share for the period totaled $0.78 per share, compared to $0.74 per diluted share during the same period in 2018, an increase of 5.4 percent.

As of March 31, 2019, total assets equaled $10.2 billion, an increase of $326.2 million from December 31, 2018.  Total investment securities increased $230.1 million from December 31, 2018 as excess liquidity generated from deposit growth was used to invest in the bond portfolio. The Corporation's total loan portfolio increased $73.4 million, or 4.1 percent annualized, from December 31, 2018. The largest loan segments that experienced increases were commercial and industrial, residential, individuals' loans for household and other personal expenditures and home equity. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for loan losses totaled $80.9 million as of March 31, 2019 and equaled 1.11 percent of total loans.  The Corporation's provision expense and net charge offs for the three months ended March 31, 2019 were $1.2 million and $850,000, respectively, compared to provision expense and net charge offs of $2.5 million and $1.1 million during the same period of 2018. Credit metrics are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets increased $22.7 million from December 31, 2018 due to implementation of new lease accounting guidance in ASU 2016-02, Leases (Topic 842), primarily associated with the Corporation's leased banking center locations. As of March 31, 2019, the Corporation's right of use asset was $22.6 million. The new new lease accounting guidance and lease disclosures are discussed within NOTE 1. GENERAL and NOTE 7. LEASES, of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2019, total deposits equaled $8.0 billion, an increase of $293.2 million from December 31, 2018, or 15.1 percent annualized. As interest rates have risen, the Corporation experienced a decrease in non-interest bearing deposits, which were offset by increases in interest-bearing deposits. The largest deposit increases from December 31, 2018 were in certificates of deposit, demand and savings deposits of $134.5 million, $116.0 million and $55.6 million, respectively. Those increases were offset by a $12.8 million decrease in brokered deposits from December 31, 2018.

Total borrowings decreased $55.6 million as of March 31, 2019, compared to December 31, 2018. Liquidity from deposit growth was used to reduce Federal funds purchased by $84.0 million. Offsetting the decrease in Federal funds purchased was an increase in Federal Home Loan Bank advances of $30.0 million compared to December 31, 2018.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 82 percent of revenues for the three months ended March 31, 2019. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2019 and 2018, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the three months ended March 31, 2019, the increase in net interest income and earning assets, was primarily driven by core organic loan growth.

In the first quarter of 2019, asset yields increased 32 basis points FTE and interest costs increased 47 basis points, resulting in a 15 basis point FTE decrease in net interest spread as compared to the same period in 2018. Primarily as a result of organic loan growth and an increase in the investment securities portfolio, average earning assets increased $716,952,000 in the first quarter of 2019 compared to the first quarter of 2018. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $2,253,000 and $3,158,000, respectively, for the three months ended March 31, 2019 and 2018. Net interest margin, on a tax equivalent basis, decreased to 3.84 percent for the first quarter of 2019 compared to 3.92 percent during the same period in 2018.

Asset yields increased primarily as a result of the Federal Reserve's discount rate increases of 25 basis points at each of the Board's March, June and September 2018 meetings. Interest costs also increased as both core deposits and wholesale funding rates increased year-over-year.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2019, and 2018.

(Dollars in Thousands)	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$145,935	$875	2.40%	$32,776	$131	1.60%
Federal Home Loan Bank stock	24,588	338	5.50	24,385	404	6.63
Investment Securities: (1)
Taxable	902,402	6,095	2.70	810,385	5,096	2.52
Tax-Exempt (2)	829,085	8,697	4.20	736,544	7,754	4.21
Total Investment Securities	1,731,487	14,792	3.42	1,546,929	12,850	3.32
Loans held for sale	9,703	112	4.62	10,636	137	5.15
Loans: (3)
Commercial	5,309,998	72,758	5.48	4,980,450	62,154	4.99
Real Estate Mortgage	743,736	8,321	4.48	728,725	7,999	4.39
Installment	665,050	9,290	5.59	623,429	7,977	5.12
Tax-Exempt (2)	501,632	5,257	4.19	467,847	4,552	3.89
Total Loans	7,230,119	95,738	5.30	6,811,087	82,819	4.86
Total Earning Assets	9,132,129	111,743	4.89%	8,415,177	96,204	4.57%
Net unrealized gain (loss) on securities available for sale	(5,015)			(6,440)
Allowance for loan losses	(80,907)			(75,851)
Cash and cash equivalents	117,224			126,484
Premises and equipment	93,236			95,525
Other assets	823,475			817,841
Total Assets	$10,080,142			$9,372,736
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,689,797	$7,019	1.04%	$1,980,141	$2,689	0.54%
Money market deposits	1,139,062	2,782	0.98	1,089,694	1,275	0.47
Savings deposits	1,150,725	2,267	0.79	945,940	381	0.16
Certificates and other time deposits	1,565,578	7,526	1.92	1,486,093	4,657	1.25
Total Interest-bearing Deposits	6,545,162	19,594	1.20	5,501,868	9,002	0.65
Borrowings	635,058	4,353	2.74	848,208	4,702	2.22
Total Interest-bearing Liabilities	7,180,220	23,947	1.33	6,350,076	13,704	0.86
Noninterest-bearing deposits	1,391,494			1,651,296
Other liabilities	78,689			62,560
Total Liabilities	8,650,403			8,063,932
Stockholders' Equity	1,429,739			1,308,804
Total Liabilities and Stockholders' Equity	$10,080,142	23,947		$9,372,736	13,704
Net Interest Income (FTE)		$87,796			$82,500
Net Interest Spread (FTE) (4)			3.56%			3.71%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.89%			4.57%
Interest Expense / Average Earning Assets			1.05%			0.65%
Net Interest Margin (FTE) (5)			3.84%			3.92%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2019 and 2018. These totals equal $2,930 and $2,584 for the three months ended March 31, 2019 and 2018, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income decreased $848,000, or 4.3 percent, in the first quarter of 2019, compared to the first quarter of 2018.  Net gains and fees on sales of loans decreased $526,000 as approximately one-half of the quarter's production was added to the balance sheet versus being sold in the secondary market. Additional decreases totaling $643,000 were noted in net realized gains on sales of available for sale securities and other income when compared to the first quarter of 2018.

The decreases were partially offset by increases in service charges on customer accounts and card payment fees of $550,000 due to organic growth in the first quarter of 2019 when compared to the same period of 2018.

NON-INTEREST EXPENSE

Non-interest expenses increased $2.9 million, or 5.5 percent, in the first quarter of 2019, compared to the first quarter of 2018.  The largest increase was in salaries and employee benefits of $802,000, or 2.5 percent, primarily due to annual employee merit increases. As a result of a larger franchise and growth in our customer base, the Corporation experienced increases in outside data processing fees and net occupancy of $720,000 and $357,000, respectively, over the same period in 2018. Additionally, in the first quarter of 2019, the Corporation recognized an increase of $763,000 in other real estate owned and foreclosure expense and $343,000 in professional and other outside services when compared to the same period of 2018.

INCOME TAXES

Income tax expense for the three months ended March 31, 2019 was $6,941,000 on pre-tax net income of $45,758,000.  For the same period in 2018, income tax expense was $6,611,000 on pre-tax net income of $43,290,000. The effective income tax rate was 15.2 percent for the first quarter of 2019 and 15.3 percent for the first quarter of 2018. The slightly lower effective tax rate during the three months ended March 31, 2019 when compared to the same period in 2018 was primarily the result of an increase in tax-exempt interest income.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2019, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of March 31, 2019 and December 31, 2018 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,203,178	14.71%	$654,134	8.00%	N/A	N/A
First Merchants Bank	1,101,943	13.39	658,485	8.00	$823,106	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,057,276	12.93%	$490,601	6.00%	N/A	N/A
First Merchants Bank	1,021,041	12.40	493,864	6.00	$658,485	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$991,079	12.12%	$367,950	4.50%	N/A	N/A
First Merchants Bank	1,021,041	12.40	370,398	4.50	$535,019	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,057,276	11.00%	$384,556	4.00%	N/A	N/A
First Merchants Bank	1,021,041	10.62	384,571	4.00	$480,713	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,177,725	14.61%	$644,871	8.00%	N/A	N/A
First Merchants Bank	1,092,602	13.46	649,531	8.00	$811,914	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,032,173	12.80%	$483,653	6.00%	N/A	N/A
First Merchants Bank	1,012,050	12.47	487,148	6.00	$649,531	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$966,032	11.98%	$362,740	4.50%	N/A	N/A
First Merchants Bank	1,012,050	12.47	365,361	4.50	$527,744	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,032,173	10.91%	$378,379	4.00%	N/A	N/A
First Merchants Bank	1,012,050	10.70	379,397	4.00	$472,996	5.00%

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

	March 31, 2019		December 31, 2018
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,455,848	$1,487,947	$1,408,260	$1,456,220
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	1,595	(908)	21,422	19,031
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	66,197	—	66,141	—
Less: Disallowed Goodwill and Intangible Assets	(462,202)	(461,754)	(463,525)	(463,076)
Less: Disallowed Deferred Tax Assets	(4,037)	(4,119)	—	—
Total Tier 1 Capital (Regulatory)	1,057,276	1,021,041	1,032,173	1,012,050
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	80,902	80,902	80,552	80,552
Total Risk-Based Capital (Regulatory)	$1,203,178	$1,101,943	$1,177,725	$1,092,602

Net Risk-Weighted Assets (Regulatory)	$8,176,677	$8,231,059	$8,060,882	$8,119,141
Average Assets	$9,613,903	$9,614,269	$9,459,477	$9,459,925

Total Risk-Based Capital Ratio (Regulatory)	14.71%	13.39%	14.61%	13.46%
Tier 1 Capital to Risk-Weighted Assets	12.93%	12.40%	12.80%	12.47%
Tier 1 Capital to Average Assets	11.00%	10.62%	10.91%	10.70%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,057,276	$1,021,041	$1,032,173	$1,012,050
Less: Qualified Capital Securities	(66,197)	—	(66,141)	—
CET1 Capital (Regulatory)	$991,079	$1,021,041	$966,032	$1,012,050

Net Risk-Weighted Assets (Regulatory)	$8,176,677	$8,231,059	$8,060,882	$8,119,141
CET1 Capital Ratio (Regulatory)	12.12%	12.40%	11.98%	12.47%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 10.14 percent at March 31, 2019, and 9.97 percent at December 31, 2018.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018
Total Stockholders' Equity (GAAP)	$1,455,848	$1,408,260
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(468,256)	(469,784)
Tangible common equity (non-GAAP)	$987,467	$938,351
Total assets (GAAP)	$10,210,925	$9,884,716
Less: Intangible assets (GAAP)	(468,256)	(469,784)
Tangible assets (non-GAAP)	$9,742,669	$9,414,932
Stockholders' Equity to Assets (GAAP)	14.26%	14.25%
Tangible common equity to tangible assets (non-GAAP)	10.14%	9.97%

Tangible common equity (non-GAAP)	$987,467	$938,351
Plus: Tax Benefit of intangibles (non-GAAP)	4,703	5,017
Tangible common equity, net of tax (non-GAAP)	$992,170	$943,368
Common Stock outstanding	49,428	49,350
Book Value (GAAP)	$29.45	$28.54
Tangible book value - common (non-GAAP)	$20.07	$19.12

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Average goodwill (GAAP)	$445,354	$445,354
Average core deposit intangible (GAAP)	23,819	30,305
Average deferred tax on CDI (GAAP)	(4,891)	(6,225)
Intangible adjustment (non-GAAP)	$464,282	$469,434
Average stockholders' equity (GAAP)	$1,429,739	$1,308,804
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(464,282)	(469,434)
Average tangible capital (non-GAAP)	$965,332	$839,245
Average assets (GAAP)	$10,080,142	$9,372,736
Intangible adjustment (non-GAAP)	(464,282)	(469,434)
Average tangible assets (non-GAAP)	$9,615,860	$8,903,302
Net income available to common stockholders (GAAP)	$38,817	$36,679
CDI amortization, net of tax (GAAP)	1,207	1,364
Tangible net income available to common stockholders (non-GAAP)	$40,024	$38,043
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.78	$0.74
Diluted tangible net income available to common stockholders (non-GAAP)	$0.81	$0.77
Ratios:
Return on average GAAP capital (ROE)	10.86%	11.21%
Return on average tangible capital	16.58%	18.13%
Return on average assets (ROA)	1.54%	1.57%
Return on average tangible assets	1.66%	1.71%

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

At March 31, 2019, non-performing loans totaled $28,658,000, an increase of $1,407,000 from December 31, 2018. Loans not accruing interest income totaled $27,949,000 at March 31, 2019, an increase of $1,801,000 from December 31, 2018. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans decreased from 308.1 percent at December 31, 2018 to 289.5 percent at March 31, 2019. Troubled debt restructures totaled $709,000 at March 31, 2019, a decrease of $394,000 from December 31, 2018. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned, totaling $1,877,000 at March 31, 2019, decreased $302,000 from December 31, 2018. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2019, impaired loans totaled $23,887,000, an increase of $1,862,000 from the December 31, 2018 balance of $22,025,000. Also at March 31, 2019, a specific allowance for losses was not deemed necessary for impaired loans totaling $19,415,000 as there were no identified losses on these credits. An allowance of $1,599,000 was recorded for the remaining balance of these impaired loans totaling $4,472,000, and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	March 31, 2019	December 31, 2018
Non-Performing Assets:
Non-accrual loans	$27,949	$26,148
Renegotiated loans	709	1,103
Non-performing loans (NPL)	28,658	27,251
Other real estate owned	1,877	2,179
Non-performing assets (NPA)	30,535	29,430
Loans 90-days or more delinquent and still accruing	134	1,855
NPAs and loans 90-days or more delinquent	$30,669	$31,285
Impaired Loans	$23,887	$22,025

The non-accrual balances in the table above include troubled debt loan restructures totaling $571,000 and $705,000 as of March 31, 2019 and December 31, 2018, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	March 31, 2019	December 31, 2018
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$2,498	$2,052
Agricultural production financing and other loans to farmers	2,910	679
Real estate loans:
Construction	8,969	11,606
Commercial and farmland	8,574	8,682
Residential	5,344	5,987
Home equity	1,991	1,815
Individuals' loans for household and other personal expenditures	30	110
Public finance and other commercial loans	353	354
Non-performing assets and loans 90-days or more delinquent:	$30,669	$31,285

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

At March 31, 2019, the allowance for loan losses was $80,902,000, an increase of $350,000 from December 31, 2018. As a percent of loans, the allowance was 1.11 percent at March 31, 2019 and at December 31, 2018. The provision for loan losses for the three months ended March 31, 2019 was $1,200,000, and was primarily a result of organic loan growth during the three month period. Comparatively, the provision for loan losses for the three months ended March 31, 2018 was $2,500,000. The year-over-year decrease in the provision for loan losses was primarily the result of lower organic loan growth in the three months ended March 31, 2019. Specific reserves on impaired loans decreased $273,000 from $1,872,000 at December 31, 2018, to $1,599,000 at March 31, 2019.

Net charge-offs totaling $850,000 were recognized for the three months ended March 31, 2019. Comparatively, the same period in 2018 had net charge-offs of $1,112,000. For the three months ended March 31, 2019, there was one individual charge-off totaling $1,068,000 but no individual recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2019 and 2018 are reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
Net charge-offs (Recoveries):
Commercial and industrial loans	$(123)	$443
Agricultural production financing and other loans to farmers	19	47
Real estate loans:
Construction	957	2
Commercial and farmland	(13)	(280)
Residential	80	450
Home equity	(41)	340
Individuals' loans for household and other personal expenditures	43	110
Public finance and other commercial loans	(72)	—
Total net charge-offs	$850	$1,112

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1,247,632,000 at March 31, 2019, an increase of $105,437,000, or 9.2 percent, from December 31, 2018.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $3,502,000 at March 31, 2019. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At March 31, 2019, total borrowings from the FHLB were $345,013,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2019 was $590,488,000.

The required payments related to borrowings at March 31, 2019 are as follows:

(Dollars in Thousands)	Remaining 2019	2020	2021	2022	2023	2024	2025 and after	ASC 805 fair value adjustments at acquisition	Total
Federal funds purchased	$20,000	$—	$—	$—	$—	$—	$—	$—	$20,000
Securities sold under repurchase agreements	111,783	—	—	—	—	—	—	—	111,783
Federal Home Loan Bank advances	113,740	41,273	55,000	45,000	65,000	—	25,000	—	345,013
Subordinated debentures and term loans	—	—	—	—	—	—	142,322	(3,803)	138,519
Total	$245,523	$41,273	$55,000	$45,000	$65,000	$—	$167,322	$(3,803)	$615,315

Additionally, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. Details related to the Corporation's lease obligations are discussed within NOTE 7. LEASES of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Also, in the normal course of business, the Bank is a party to a number of other off-balance sheet activities that contain credit, market and operational risk that are not reflected in whole or in part in our consolidated financial statements.  These activities primarily consist of traditional off-balance sheet credit-related financial instruments such as loan commitments and standby letters of credit.

Summarized credit-related financial instruments at March 31, 2019 are as follows:

(Dollars in Thousands)	March 31, 2019
Amounts of commitments:
Loan commitments to extend credit	$2,706,418
Standby and commercial letters of credit	33,616
$2,740,034

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2019, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2019, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2019
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(25)
FHLB advances	200	(100)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2019
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$334,718	$366,482	$321,815
Variance from base		$31,764	$(12,903)
Percent of change from base		9.49%	(3.85)%

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

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2019 and December 31, 2018. Earning assets increased by $337,191,000 during the three months ended March 31, 2019.

Interest-bearing time deposits and investment securities increased $33,709,000 and $230,077,000, respectively, since December 31, 2018, primarily as a result of excess liquidity generated from deposit growth during the same period.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans and loans held for sale increased $73,405,000 from December 31, 2018. The largest loan segments that experienced increases were commercial and industrial, residential, individuals' loans for household and other personal expenditures and home equity. The largest loan segments that experienced decreases were agricultural production financing and other loans to farmers and public finance and other commercial loans. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	March 31, 2019	December 31, 2018
Interest-bearing time deposits	$70,672	$36,963
Investment securities available for sale	1,247,632	1,142,195
Investment securities held to maturity	615,027	490,387
Loans held for sale	3,330	4,778
Loans	7,299,320	7,224,467
Federal Home Loan Bank stock	24,588	24,588
Total	$9,260,569	$8,923,378

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018,

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2019	173	$36.65
February, 2019	250	$38.75
March, 2019	42,116	$38.98

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

Date: May 10, 2019	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)