Form 10-Q
period 2019-06-30
FIRST MERCHANTS CORP
filed 2019-08-07
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
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

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.125 state value per share	FRME	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2019, there were 49,696,573 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$128,185	$139,247
Interest-bearing time deposits	129,614	36,963
Investment securities available for sale	1,399,959	1,142,195
Investment securities held to maturity (fair value of $708,915 and $489,217)	692,965	490,387
Loans held for sale	5,854	4,778
Loans, net of allowance for loan losses of $81,274 and $80,552	7,430,096	7,143,915
Premises and equipment	91,767	93,420
Federal Home Loan Bank stock	24,588	24,588
Interest receivable	45,150	40,881
Goodwill	445,355	445,355
Other intangibles	21,381	24,429
Cash surrender value of life insurance	226,241	224,939
Other real estate owned	1,131	2,179
Tax asset, deferred and receivable	12,340	23,668
Other assets	83,231	47,772
TOTAL ASSETS	$10,737,857	$9,884,716
LIABILITIES
Deposits:
Noninterest-bearing	$1,353,165	$1,447,907
Interest-bearing	6,966,163	6,306,686
Total Deposits	8,319,328	7,754,593
Borrowings:
Federal funds purchased	75,000	104,000
Securities sold under repurchase agreements	119,674	113,512
Federal Home Loan Bank advances	460,042	314,986
Subordinated debentures and term loans	138,574	138,463
Total Borrowings	793,290	670,961
Interest payable	6,740	5,607
Other liabilities	116,863	45,295
Total Liabilities	9,236,221	8,476,456
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 49,456,594 and 49,349,800 shares	6,182	6,169
Additional paid-in capital	841,365	840,052
Retained earnings	639,362	583,336
Accumulated other comprehensive income (loss)	14,602	(21,422)
Total Stockholders' Equity	1,501,636	1,408,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,737,857	$9,884,716

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable:
Taxable	$92,824	$84,663	$183,305	$162,930
Tax exempt	4,244	3,632	8,397	7,228
Investment securities:
Taxable	6,998	5,434	13,093	10,530
Tax exempt	7,454	6,246	14,325	12,372
Deposits with financial institutions	784	633	1,659	764
Federal Home Loan Bank stock	335	263	673	667
Total Interest Income	112,639	100,871	221,452	194,491
INTEREST EXPENSE
Deposits	23,087	12,165	42,681	21,167
Federal funds purchased	117	61	210	441
Securities sold under repurchase agreements	342	172	672	345
Federal Home Loan Bank advances	1,692	1,845	3,506	4,004
Subordinated debentures and term loans	2,123	2,057	4,239	4,047
Total Interest Expense	27,361	16,300	51,308	30,004
NET INTEREST INCOME	85,278	84,571	170,144	164,487
Provision for loan losses	500	1,663	1,700	4,163
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	84,778	82,908	168,444	160,324
OTHER INCOME
Service charges on deposit accounts	5,437	5,038	10,532	9,815
Fiduciary and wealth management fees	3,931	3,595	7,749	7,391
Card payment fees	4,829	4,462	9,655	9,056
Other customer fees	341	455	780	897
Increase in cash surrender value of life insurance	927	907	1,916	1,985
Gains on life insurance benefits	19	100	19	198
Net gains and fees on sales of loans	1,736	1,600	3,031	3,421
Net realized gains on sales of available for sale securities	1,843	1,122	2,983	2,731
Derivative hedge fees	1,487	231	2,268	1,073
Other income	1,064	681	1,394	1,185
Total Other Income	21,614	18,191	40,327	37,752
OTHER EXPENSES
Salaries and employee benefits	32,709	32,192	65,737	64,418
Net occupancy	4,469	4,348	9,496	9,018
Equipment	4,117	3,556	7,759	7,224
Marketing	2,752	1,474	3,826	2,358
Outside data processing fees	3,929	3,462	7,613	6,426
Printing and office supplies	334	324	649	658
Intangible asset amortization	1,520	1,718	3,048	3,444
FDIC assessments	678	711	1,385	1,430
Other real estate owned and foreclosure expenses	903	362	2,068	764
Professional and other outside services	2,376	1,789	4,260	3,330
Other expenses	3,800	3,568	8,367	8,121
Total Other Expenses	57,587	53,504	114,208	107,191
INCOME BEFORE INCOME TAX	48,805	47,595	94,563	90,885
Income tax expense	7,749	7,961	14,690	14,572
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$41,056	$39,634	$79,873	$76,313
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.83	$0.80	$1.62	$1.55
Diluted Net Income Available to Common Stockholders	$0.83	$0.80	$1.61	$1.54
Cash Dividends Paid	$0.26	$0.22	$0.48	$0.40
Average Diluted Shares Outstanding (in thousands)	49,550	49,451	49,545	49,440

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$41,056	$39,634	$79,873	$76,313
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $4,822, $683, $10,402, and $4,874	18,140	(2,570)	39,130	(20,268)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $148, $61, $230 and $167	(553)	230	(862)	874
Reclassification adjustment for net gains included in net income, net of tax of $369, $214, $596 and $516	(1,390)	(803)	(2,244)	(1,940)
Total other comprehensive income (loss), net of tax	16,197	(3,143)	36,024	(21,334)
Comprehensive income	$57,253	$36,491	$115,897	$54,979

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, March 31, 2019	125	$125	49,428,468	$6,179	$839,919	$611,220	$(1,595)	$1,455,848
Comprehensive income:
Net income	—	—	—	—	—	41,056	—	41,056
Other comprehensive income, net of tax	—	—	—	—	—	—	16,197	16,197
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(12,914)	—	(12,914)
Share-based compensation	—	—	4,978	1	843	—	—	844
Stock issued under employee benefit plans	—	—	5,908	—	188	—	—	188
Stock issued under dividend reinvestment and stock purchase plan	—	—	10,178	1	368	—	—	369
Stock options exercised	—	—	7,500	1	64	—	—	65
Stock redeemed	—	—	(438)	—	(17)	—	—	(17)
Balances, June 30, 2019	125	$125	49,456,594	$6,182	$841,365	$639,362	$14,602	$1,501,636

	Three Months Ended June 30, 2018
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, March 31, 2018	125	$125	49,243,096	$6,155	$834,894	$493,624	$(21,725)	$1,313,073
Comprehensive income:
Net income	—	—	—	—	—	39,634	—	39,634
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,143)	(3,143)
Cash dividends on common stock ($.22 per share)	—	—	—	—	—	(10,896)	—	(10,896)
Share-based compensation	—	—	4,945	—	776	—	—	776
Stock issued under employee benefit plans	—	—	4,842	—	187	—	—	187
Stock issued under dividend reinvestment and stock purchase plan	—	—	6,497	1	304	—	—	305
Stock options exercised	—	—	21,375	3	415	—	—	418
Stock redeemed	—	—	(567)	1	(27)	—	—	(26)
Balances, June 30, 2018	125	$125	49,280,188	$6,160	$836,549	$522,362	$(24,868)	$1,340,328

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(Unaudited)

	Six Months Ended June 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income:
Net income	—	—	—	—	—	79,873	—	79,873
Other comprehensive income, net of tax	—	—	—	—	—	—	36,024	36,024
Cash dividends on common stock ($.48 per share)	—	—	—	—	—	(23,847)	—	(23,847)
Share-based compensation	—	—	108,638	14	1,811	—	—	1,825
Stock issued under employee benefit plans	—	—	11,247	1	361	—	—	362
Stock issued under dividend reinvestment and stock purchase plan	—	—	18,686	2	707	—	—	709
Stock options exercised	—	—	11,200	1	104	—	—	105
Stock redeemed	—	—	(42,977)	(5)	(1,670)	—	—	(1,675)
Balances, June 30, 2019	125	$125	49,456,594	$6,182	$841,365	$639,362	$14,602	$1,501,636

	Six Months Ended June 30, 2018
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income:
Net income	—	—	—	—	—	76,313	—	76,313
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21,334)	(21,334)
Cash dividends on common stock ($.40 per share)	—	—	—	—	—	(19,808)	—	(19,808)
Reclassification adjustment under ASU 2018-02	—	—	—	—	—	626	(626)	—
Share-based compensation	—	—	98,021	12	1,641	—	—	1,653
Stock issued under employee benefit plans	—	—	9,205	1	343	—	—	344
Stock issued under dividend reinvestment and stock purchase plan	—	—	12,111	2	553	—	—	555
Stock options exercised	—	—	44,932	6	947	—	—	953
Stock redeemed	—	—	(42,319)	(6)	(1,805)	—	—	(1,811)
Balances, June 30, 2018	125	$125	49,280,188	$6,160	$836,549	$522,362	$(24,868)	$1,340,328

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	June 30, 2019	June 30, 2018
Cash Flow From Operating Activities:
Net income	$79,873	$76,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	4,163
Depreciation and amortization	4,379	4,409
Change in deferred taxes	(398)	3,043
Share-based compensation	1,825	1,653
Loans originated for sale	(183,498)	(178,913)
Proceeds from sales of loans held for sale	184,667	186,556
Gains on sales of loans held for sale	(2,245)	(2,473)
Gains on sales of securities available for sale	(2,983)	(2,731)
Increase in cash surrender of life insurance	(1,916)	(1,985)
Gains on life insurance benefits	(19)	(198)
Change in interest receivable	(4,269)	(1,400)
Change in interest payable	1,133	417
Other adjustments	4,759	(7,132)
Net cash provided by operating activities	83,008	81,722
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(92,651)	(1,572)
Purchases of:
Securities available for sale	(306,291)	(260,786)
Securities held to maturity	(238,559)	—
Proceeds from sales of securities available for sale	82,052	100,293
Proceeds from maturities of:
Securities available for sale	53,910	36,124
Securities held to maturity	35,185	36,750
Change in Federal Home Loan Bank stock	—	(763)
Net change in loans	(288,195)	(337,800)
Proceeds from the sale of other real estate owned	827	1,746
Proceeds from life insurance benefits	633	2,835
Other adjustments	(3,691)	3,082
Net cash used in investing activities	(756,780)	(420,091)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	400,314	291,984
Certificates of deposit and other time deposits	164,421	39,301
Borrowings	533,010	901,407
Repayment of borrowings	(410,689)	(895,568)
Cash dividends on common stock	(23,847)	(19,808)
Stock issued under employee benefit plans	362	344
Stock issued under dividend reinvestment and stock purchase plans	709	555
Stock options exercised	105	953
Stock redeemed	(1,675)	(1,811)
Net cash provided by financing activities	662,710	317,357
Net Change in Cash and Cash Equivalents	(11,062)	(21,012)
Cash and Cash Equivalents, January 1	139,247	154,905
Cash and Cash Equivalents, June 30	$128,185	$133,893
Additional cash flow information:
Interest paid	$50,175	$29,587
Income tax paid (refunded)	11,499	8,019
Loans transferred to other real estate owned	314	252
Fixed assets transferred to other real estate owned	965	—
Non-cash investing activities using trade date accounting	40,618	210
ROU assets obtained in exchange for new operating lease liabilities	23,384	—

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2018, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

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

FASB Accounting Standards Updates No. 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Summary - The FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software.

The ASU aligns the following requirements for capitalizing implementation costs:

*	Those incurred in a hosting arrangement that is a service contract, and

*	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

For calendar-year public companies, the changes will be effective for fiscal years ending after December 15, 2019. For all other calendar-year companies and organizations, the changes will be effective for fiscal years ending after December 15, 2020. The Corporation plans to adopt the standard in the first quarter of 2020, but adoption of the standard is not expected to have a significant impact on the Corporation’s consolidated financial statements.

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

The Corporation expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016.  The Corporation established an implementation team that meets on a regular basis to oversee activities and monitor progress.  Third party software has been implemented and initial models have been developed.  The implementation team is testing the models by conducting limited parallel runs and testing the sensitivity of assumptions.  Forecasting methodologies continue to be refined and outputs from those models challenged.  The magnitude of any such adjustment or the overall impact of the new standard on the financial condition or results of operations cannot yet be determined.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 2
PENDING MERGER

MBT Financial Corp.

On October 9, 2018, the Corporation and MBT Financial Corp., a Michigan corporation ("MBT"), entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), pursuant to which MBT will, subject to the terms and conditions of the Merger Agreement, merge with and into the Corporation (the "Holding Company Merger"), whereupon the separate corporate existence of MBT will cease and the Corporation will survive. Immediately following the Holding Company Merger, MBT's wholly-owned subsidiary, Monroe Bank & Trust, will be merged with and into the Bank (the "Bank Merger" and, together with the Holding Company Merger, the "Mergers"), with the Bank continuing as the surviving bank. Based on the closing price of the Corporation's common stock on October 9, 2018 of $45.71 per share, the transaction value is estimated at approximately $290.9 million. The transaction is expected to be a tax-free exchange for MBT's shareholders who will be receiving the Corporation's common stock pursuant to the Holding Company Merger. MBT's total assets as of June 30, 2019 were $1.3 billion.

At a special meeting held on February 14, 2019, the shareholders of MBT approved the Merger Agreement and the transactions contemplated by the Merger Agreement.  In addition, on January 3, 2019, the FDIC issued its order approving the Bank Merger, subject to certain customary conditions.   On June 27, 2019, the FDIC reconfirmed its approval and extended the time for consummation until September 30, 2019.  On February 18, 2019, the Indiana DFI approved the Bank Merger.  On June 20, 2019, the DFI reconfirmed its approval.   On June 13, 2019, the Corporation filed an application with the Federal Reserve Bank of Chicago seeking its approval of the merger.  Consummation of the Mergers remain subject to satisfaction of other customary closing conditions contained in the Merger Agreement.  The Mergers are expected to close during the third quarter of 2019.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2019
U.S. Government-sponsored agency securities	$33,494	$453	$—	$33,947
State and municipal	685,123	30,835	200	715,758
U.S. Government-sponsored mortgage-backed securities	642,298	8,532	607	650,223
Corporate obligations	31	—	—	31
Total available for sale	1,360,946	39,820	807	1,399,959
Held to maturity at June 30, 2019
U.S. Government-sponsored agency securities	33,865	20	66	33,819
State and municipal	310,076	10,987	22	321,041
U.S. Government-sponsored mortgage-backed securities	347,524	5,257	226	352,555
Foreign investment	1,500	—	—	1,500
Total held to maturity	692,965	16,264	314	708,915
Total Investment Securities	$2,053,911	$56,084	$1,121	$2,108,874

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2018
U.S. Government-sponsored agency securities	$13,493	$92	$3	$13,582
State and municipal	605,994	5,995	5,854	606,135
U.S. Government-sponsored mortgage-backed securities	530,209	634	8,396	522,447
Corporate obligations	31	—	—	31
Total available for sale	1,149,727	6,721	14,253	1,142,195
Held to maturity at December 31, 2018
U.S. Government-sponsored agency securities	22,618	—	545	22,073
State and municipal	197,909	2,858	872	199,895
U.S. Government-sponsored mortgage-backed securities	268,860	713	3,323	266,250
Foreign investment	1,000	—	1	999
Total held to maturity	490,387	3,571	4,741	489,217
Total Investment Securities	$1,640,114	$10,292	$18,994	$1,631,412

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The change in unrealized gains/losses from December 31, 2018 to June 30, 2019 is primarily due to the changes in interest rates.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities held in the portfolio.

The amortized cost and fair value of available for sale and held to maturity securities at June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2019:
Due in one year or less	$1,131	$1,138	$3,784	$3,782
Due after one through five years	3,752	3,851	46,941	46,914
Due after five through ten years	74,311	76,604	78,716	81,769
Due after ten years	639,454	668,143	216,000	223,895
	718,648	749,736	345,441	356,360
U.S. Government-sponsored mortgage-backed securities	642,298	650,223	347,524	352,555
Total Investment Securities	$1,360,946	$1,399,959	$692,965	$708,915

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2018
Due in one year or less	$13,092	$13,144	$4,732	$4,730
Due after one through five years	5,311	5,378	49,054	48,473
Due after five through ten years	73,280	74,411	62,873	64,163
Due after ten years	527,835	526,815	104,868	105,601
	619,518	619,748	221,527	222,967
U.S. Government-sponsored mortgage-backed securities	530,209	522,447	268,860	266,250
Total Investment Securities	$1,149,727	$1,142,195	$490,387	$489,217

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $483,230,000 at June 30, 2019, and $416,155,000 at December 31, 2018.

The book value of securities sold under agreements to repurchase amounted to $119,266,000 at June 30, 2019, and $116,691,000 at December 31, 2018.

Gross gains on the sales and redemptions of available for sale securities for the three and six months ended June 30, 2019 and 2018 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,843	$1,122	$2,983	$2,731
Gross losses	—	—	—	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2019, and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at June 30, 2019
State and municipal	$7,699	$16	$7,080	$184	$14,779	$200
U.S. Government-sponsored mortgage-backed securities	7,791	15	75,152	592	82,943	607
Total Temporarily Impaired Available for Sale Securities	15,490	31	82,232	776	97,722	807
Temporarily Impaired Held to Maturity Securities at June 30, 2019
U.S. Government-sponsored agency securities	—	—	15,454	66	15,454	66
State and municipal	6,421	22	—	—	6,421	22
U.S. Government-sponsored mortgage-backed securities	74	—	36,614	226	36,688	226
Total Temporarily Impaired Held to Maturity Securities	6,495	22	52,068	292	58,563	314
Total Temporarily Impaired Investment Securities	$21,985	$53	$134,300	$1,068	$156,285	$1,121

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2018
U.S. Government-sponsored agency securities	$1,490	$3	$—	$—	$1,490	$3
State and municipal	234,431	3,958	38,028	1,896	272,459	5,854
U.S. Government-sponsored mortgage-backed securities	196,601	2,400	217,121	5,996	413,722	8,396
Total Temporarily Impaired Available for Sale Securities	432,522	6,361	255,149	7,892	687,671	14,253
Temporarily Impaired Held to Maturity Securities at December 31, 2018
U.S. Government-sponsored agency securities	—	—	22,073	545	22,073	545
State and municipal	14,952	369	16,786	503	31,738	872
U.S. Government-sponsored mortgage-backed securities	102,828	876	87,268	2,447	190,096	3,323
Foreign investment	—	—	999	1	999	1
Total Temporarily Impaired Held to Maturity Securities	117,780	1,245	127,126	3,496	244,906	4,741
Total Temporarily Impaired Investment Securities	$550,302	$7,606	$382,275	$11,388	$932,577	$18,994

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2019	December 31, 2018
Investments reported at less than historical cost:
Historical cost	$157,406	$951,571
Fair value	156,285	932,577
Gross unrealized losses	$1,121	$18,994
Percent of the Corporation's investment portfolio	7.5%	57.1%

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at June 30, 2019.

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2019. The state and municipal securities portfolio contains unrealized losses of $200,000 on seven securities and $22,000 on two securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized losses in the available for sale portfolio and $66,000 on three securities in the held to maturity portfolio.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2019. The mortgage-backed securities portfolio contains unrealized losses of $607,000 on twenty-nine securities and $226,000 on fourteen securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of June 30, 2019, and December 31, 2018, were $5,854,000 and $4,778,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2019	December 31, 2018
Commercial and industrial loans	$1,877,042	$1,726,664
Agricultural production financing and other loans to farmers	83,452	92,404
Real estate loans:
Construction	624,548	545,729
Commercial and farmland	2,821,689	2,832,102
Residential	993,802	966,421
Home equity	548,006	528,157
Individuals' loans for household and other personal expenditures	98,384	99,788
Public finance and other commercial loans	464,447	433,202
Loans	$7,511,370	$7,224,467
Allowance for loan losses	(81,274)	(80,552)
Net Loans	$7,430,096	$7,143,915

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at June 30, 2019. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, March 31, 2019	$33,069	$29,434	$4,026	$14,373	$80,902
Provision for losses	100	320	36	44	500
Recoveries on loans	344	778	100	212	1,434
Loans charged off	(311)	(1,001)	(92)	(158)	(1,562)
Balances, June 30, 2019	$33,202	$29,531	$4,070	$14,471	$81,274

	Six Months Ended June 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	336	1,089	141	134	1,700
Recoveries on loans	886	1,023	218	312	2,439
Loans charged off	(677)	(2,190)	(253)	(297)	(3,417)
Balances, June 30, 2019	$33,202	$29,531	$4,070	$14,471	$81,274

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, March 31, 2018	$30,770	$27,705	$3,896	$14,049	$76,420
Provision for losses	471	954	60	178	1,663
Recoveries on loans	1,283	1,213	98	596	3,190
Loans charged off	(1,057)	(2,141)	(133)	(399)	(3,730)
Balances, June 30, 2018	$31,467	$27,731	$3,921	$14,424	$77,543

	Six Months Ended June 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,420	$27,343	$3,732	$13,537	$75,032
Provision for losses	1,311	1,038	334	1,480	4,163
Recoveries on loans	1,402	1,552	187	750	3,891
Loans charged off	(1,666)	(2,202)	(332)	(1,343)	(5,543)
Balances, June 30, 2018	$31,467	$27,731	$3,921	$14,424	$77,543

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated.

	June 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$1,849	$14	$1	$432	$2,296
Collectively evaluated for impairment	31,353	29,517	4,069	14,039	78,978
Total Allowance for Loan Losses	$33,202	$29,531	$4,070	$14,471	$81,274
Loan Balances:
Individually evaluated for impairment	$5,090	$14,419	$14	$2,450	$21,973
Collectively evaluated for impairment	2,418,481	3,419,930	98,370	1,538,533	7,475,314
Loans acquired with deteriorated credit quality	1,370	11,888	—	825	14,083
Loans	$2,424,941	$3,446,237	$98,384	$1,541,808	$7,511,370

	December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$—	$1,435	$1	$436	$1,872
Collectively evaluated for impairment	32,657	28,174	3,963	13,886	78,680
Total Allowance for Loan Losses	$32,657	$29,609	$3,964	$14,322	$80,552
Loan Balances:
Individually evaluated for impairment	$1,838	$17,756	$18	$2,413	$22,025
Collectively evaluated for impairment	2,248,330	3,347,686	99,770	1,490,872	7,186,658
Loans acquired with deteriorated credit quality	2,102	12,389	—	1,293	15,784
Loans	$2,252,270	$3,377,831	$99,788	$1,494,578	$7,224,467

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10. This includes loans acquired with deteriorated credit quality totaling $1,824,000 with $329,000 of related allowance for loan losses at June 30, 2019 and $1,541,000 with no related allowance for loan losses at December 31, 2018.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2019	December 31, 2018
Commercial and industrial loans	$2,770	$1,803
Agriculture production financing and other loans to farmers	2,785	679
Real estate loans:
Construction	6,918	8,667
Commercial and farmland	6,340	8,156
Residential	4,579	4,966
Home equity	1,826	1,481
Individuals' loans for household and other personal expenditures	64	42
Public finance and other commercial loans	353	354
Total	$25,635	$26,148

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$1,048	$1,012	$—
Agriculture production financing and other loans to farmers	679	668	—
Real estate Loans:
Construction	7,978	6,909	—
Commercial and farmland	10,160	7,381	—
Residential	117	99	—
Home equity	49	49	—
Public finance and other commercial loans	353	353	—
Total	$20,384	$16,471	$—
Impaired loans with related allowance:
Commercial and industrial loans	$1,185	$940	$455
Agriculture production financing and other loans to farmers	$2,167	$2,117	$1,394
Real estate Loans:
Commercial and farmland	134	129	14
Residential	1,976	1,953	362
Home equity	366	349	70
Individuals' loans for household and other personal expenditures	14	14	1
Total	$5,842	$5,502	$2,296
Total Impaired Loans	$26,226	$21,973	$2,296

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$828	$806	$—
Agriculture production financing and other loans to farmers	679	679	—
Real estate Loans:
Construction	1,352	614	—
Commercial and farmland	11,176	8,994	—
Residential	118	100	—
Home equity	49	48	—
Public finance and other commercial loans	353	353	—
Total	$14,555	$11,594	$—
Impaired loans with related allowance:
Real estate Loans:
Construction	$7,978	$7,977	$1,429
Commercial and farmland	171	171	6
Residential	1,958	1,907	362
Home equity	376	358	74
Individuals' loans for household and other personal expenditures	18	18	1
Total	$10,501	$10,431	$1,872
Total Impaired Loans	$25,056	$22,025	$1,872

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,013	$—	$1,021	$—
Agriculture production financing and other loans to farmers	668	—	672	—
Real estate Loans:
Construction	7,314	—	7,792	—
Commercial and farmland	7,998	39	8,187	78
Residential	38	1	38	2
Home equity	49	—	49	—
Public finance and other commercial loans	353	—	353	—
Total	$17,433	$40	$18,112	$80
Impaired loans with related allowance:
Commercial and industrial loans	$940	$—	$940	$—
Agriculture production financing and other loans to farmers	2,117	—	2,134	—
Real estate Loans:
Commercial and farmland	157	—	164	—
Residential	2,021	16	2,029	32
Home equity	351	3	352	6
Individuals' loans for household and other personal expenditures	14	—	15	—
Total	$5,600	$19	$5,634	$38
Total Impaired Loans	$23,033	$59	$23,746	$118

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,004	$—	$1,006	$—
Agriculture production financing and other loans to farmers	640	—	640	—
Real estate Loans:
Construction	1,106	—	1,167	—
Commercial and farmland	9,935	40	10,241	87
Residential	63	1	63	2
Individuals' loans for household and other personal expenditures	10	—	11	—
Public finance and other commercial loans	—	—	—	—
Total	$12,758	$41	$13,128	$89
Impaired loans with related allowance:
Commercial and industrial loans	$108	$—	$108	$—
Real estate Loans:
Residential	1,714	12	1,726	24
Home equity	302	2	303	5
Total	$2,124	$14	$2,137	$29
Total Impaired Loans	$14,882	$55	$15,265	$118

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

	June 30, 2019
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,781,040	$53,407	$42,266	$329	$—	$—	$—	$1,877,042
Agriculture production financing and other loans to farmers	67,837	5,478	10,137	—	—	—	—	83,452
Real estate Loans:
Construction	591,962	1,444	7,712	—	—	23,430		624,548
Commercial and farmland	2,645,338	79,586	94,179	450	—	2,136	—	2,821,689
Residential	156,622	5,833	3,425	—	—	823,309	4,613	993,802
Home equity	27,324	585	758	—	—	517,620	1,719	548,006
Individuals' loans for household and other personal expenditures	—	—	—	—	—	98,320	64	98,384
Public finance and other commercial loans	464,094	—	353	—	—	—	—	464,447
Loans	$5,734,217	$146,333	$158,830	$779	$—	$1,464,815	$6,396	$7,511,370

	December 31, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,660,879	$23,246	$42,539	$—	$—	$—	$—	$1,726,664
Agriculture production financing and other loans to farmers	78,446	5,966	7,992	—	—	—	—	92,404
Real estate Loans:
Construction	492,358	2,185	24,224	—	—	25,419	1,543	545,729
Commercial and farmland	2,669,491	76,037	84,288	—	—	2,285	1	2,832,102
Residential	170,075	7,373	2,076	—	—	782,080	4,817	966,421
Home equity	24,653	535	457	—	—	500,996	1,516	528,157
Individuals' loans for household and other personal expenditures	—	—	—	—	—	99,741	47	99,788
Public finance and other commercial loans	432,849	—	353	—	—	—	—	433,202
Loans	$5,528,751	$115,342	$161,929	$—	$—	$1,410,521	$7,924	$7,224,467

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of June 30, 2019, and December 31, 2018:

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,874,004	$248	$20	$—	$2,770	$3,038	$1,877,042
Agriculture production financing and other loans to farmers	80,634	33	—	—	2,785	2,818	83,452
Real estate loans:
Construction	617,519	111	—	—	6,918	7,029	624,548
Commercial and farmland	2,808,422	6,751	176	—	6,340	13,267	2,821,689
Residential	984,086	4,540	422	175	4,579	9,716	993,802
Home equity	544,338	1,308	500	34	1,826	3,668	548,006
Individuals' loans for household and other personal expenditures	97,826	407	87	—	64	558	98,384
Public finance and other commercial loans	464,094	—	—	—	353	353	464,447
Loans	$7,470,923	$13,398	$1,205	$209	$25,635	$40,447	$7,511,370

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$171	$164	4	$261	$254	5
Total	$171	$164	4	$261	$254	5

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$122	$125	2	$336	$347	7
Home equity	—	—	—	16	16	2
Individuals' loans for household and other personal expenditures	—	—	—	7	8	1
Total	$122	$125	2	$359	$371	10

The following tables summarize the recorded investment of troubled debt restructures as of June 30, 2019 and 2018, by modification type, that occurred during the periods indicated:

	Three Months Ended June 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$—	$164	$164
Total	$—	$—	$164	$164

	Six Months Ended June 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$89	$164	$253
Total	$—	$89	$164	$253

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$91	$34	$125
Total	$—	$91	$34	$125

	Six Months Ended June 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$37	$163	$139	$339
Home equity	60	10	—	70
Individuals' loans for household and other personal expenditures	—	7	—	7
Total	$97	$180	$139	$416

Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three and six months ended June 30, 2019. The same loan classification made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three months ended June 30, 2018.

The following tables summarize troubled debt restructures that occurred during the twelve months ended June 30, 2019 and 2018, that subsequently defaulted during the period indicated and remained in default at period end. A loan is considered in default if it is 30-days or more past due.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$62	1	$62
Total	1	$62	1	$62

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	—	—	1	$272
Residential	2	$132	3	190
Total	2	$132	4	$462

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $777,000 and $800,000 at June 30, 2019 and December 31, 2018, respectively.

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

The carrying amount of Purchased Credit Impaired Loans as of June 30, 2019 and December 31, 2018 was $15.9 million and $17.3 million, respectively; with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Accretable yield beginning balance	$2,064	$2,143
Additions	—	—
Accretion	(638)	(1,218)
Reclassification from nonaccretable	488	989
Disposals	—	—
Accretable yield ending balance	$1,914	$1,914

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Accretable yield beginning balance	$2,675	$2,890
Additions	—	—
Accretion	(927)	(1,437)
Reclassification from nonaccretable	675	970
Disposals	—	—
Accretable yield ending balance	$2,423	$2,423

There were no loans acquired during the six months ended June 30, 2019 and 2018, for which it was probable that all contractually required payments would not be collected.

NOTE 6

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	June 30, 2019	December 31, 2018
Gross carrying amount	$85,869	$85,869
Accumulated amortization	(64,488)	(61,440)
Total other intangibles	$21,381	$24,429

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2019	$2,121
2020	3,632
2021	3,427
2022	3,325
2023	3,175
After 2023	5,701
$21,381

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

Supplemental balance sheet information related to leases is presented in the table below as of June 30, 2019.

June 30, 2019
Operating lease assets	$21,968
Total lease assets	$21,968

Operating lease liabilities	$22,603
Total Lease liabilities	$22,603

Weighted average remaining lease term (years)
Operating leases	9.5
Weighted average discount rate
Operating leases	3.40%

The table below presents the components of lease expense for the periods indicated.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost:
Operating lease cost	$911	$1,806
Short-term lease cost	30	73
Variable lease cost	253	511
Total lease cost	$1,194	$2,390

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
Remaining 2019	$1,774
2020	3,388
2021	3,114
2022	2,999
2023	2,628
2024 and after	12,771
Total lease payments	$26,674
Less: Present value discount	4,071
Present value of lease liabilities	$22,603

Other Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,634
ROU assets obtained in exchange for new operating lease liabilities	$23,384

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges. As of December 31, 2018, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2019, $26.0 million of the interest rate swaps and the $13.0 million interest rate cap were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. During the six months ended June 30, 2019 and 2018, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $438,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2019, the notional amount of customer-facing swaps was approximately $548,951,000.  This amount is offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2019, and December 31, 2018.

	Asset Derivatives				Liability Derivatives
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$135	Other Liabilities	$1,609	Other Liabilities	$688
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$25,059	Other Assets	$11,948	Other Liabilities	$25,059	Other Liabilities	$11,948

The Corporation's derivative hedge asset and derivative hedge liability increased $13.1 million and $14.0 million, respectively from December 31, 2018. The increases are primarily due to a $71.2 million increase in outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of June 30, 2019 compared to December 31, 2018.

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest Rate Products	$(701)	$291	$(1,092)	$799

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2019 and 2018.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Interest rate contracts	Interest Expense	$(84)	$(105)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest rate contracts	Interest Expense	$(143)	$(275)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2019, the termination value of derivatives in a net liability position related to these agreements was $26,045,000. As of June 30, 2019, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $28,405,000. The Corporation did not breach any of these provisions as of June 30, 2019, but if the Corporation had breached these provisions, it could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2019, and December 31, 2018.

		Fair Value Measurements Using:
June 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$33,947	$—	$33,947	$—
State and municipal	715,758	—	712,818	2,940
U.S. Government-sponsored mortgage-backed securities	650,223	—	650,219	4
Corporate obligations	31	—	—	31
Interest rate swap asset	25,059	—	25,059	—
Interest rate swap liability	26,668	—	26,668	—

		Fair Value Measurements Using:
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$13,582	$—	$13,582	$—
State and municipal	606,135	—	602,842	3,293
U.S. Government-sponsored mortgage-backed securities	522,447	—	522,443	4
Corporate obligations	31	—	—	31
Interest rate swap and cap asset	12,083	—	12,083	—
Interest rate swap liability	12,636	—	12,636	—

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2019 or December 31, 2018.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2019 and 2018.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at beginning of the period	$2,936	$3,966	$3,328	$3,978
Included in other comprehensive income	37	1	80	(24)
Principal payments	2	3	(433)	16
Ending balance	$2,975	$3,970	$2,975	$3,970

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and six months ended June 30, 2019 and 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for June 30, 2019, and December 31, 2018.

		Fair Value Measurements Using
June 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$12,966	$—	$—	$12,966
Other real estate owned	174	—	—	174

		Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$11,866	$—	$—	$11,866
Other real estate owned	657	—	—	657

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2019 and December 31, 2018.

June 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,940	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$12,966	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (4%)

Other real estate owned	$174	Appraisals	Discount to reflect current market conditions	0% - 51% (30%)

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019, and December 31, 2018.

		June 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$128,185	$128,185	$—	$—
Interest-bearing time deposits	129,614	129,614	—	—
Investment securities available for sale	1,399,959	—	1,396,984	2,975
Investment securities held to maturity	692,965	—	701,905	7,010
Loans held for sale	5,854	—	5,854	—
Loans	7,430,096	—	—	7,408,511
Federal Home Loan Bank stock	24,588	—	24,588	—
Interest rate swap asset	25,059	—	25,059	—
Interest receivable	45,150	—	45,150	—
Liabilities:
Deposits	$8,319,328	$6,688,194	$1,627,381	$—
Borrowings:
Federal funds purchased	75,000	—	75,000	—
Securities sold under repurchase agreements	119,674	—	119,488	—
Federal Home Loan Bank advances	460,042	—	461,582	—
Subordinated debentures and term loans	138,574	—	127,594	—
Interest rate swap liability	26,668	—	26,668	—
Interest payable	6,740	—	6,740	—

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

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2019 and December 31, 2018 were:

	June 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$110,233	$—	$—	$9,441	$119,674

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$104,883	$1,014	$7,615	$—	$113,512

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2019 and 2018:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	39,130	(862)	—	38,268
Amounts reclassified from accumulated other comprehensive income	(2,357)	113	—	(2,244)
Period change	36,773	(749)	—	36,024
Balance at June 30, 2019	$30,430	$(1,308)	$(14,520)	$14,602

Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(20,268)	874	—	(19,394)
Amounts reclassified from accumulated other comprehensive income	(2,157)	217	—	(1,940)
Period change	(22,425)	1,091	—	(21,334)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at June 30, 2018	$(11,523)	$(276)	$(13,069)	$(24,868)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2019 and 2018.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,843	$1,122	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(387)	(236)	Income tax expense
	$1,456	$886

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(84)	$(105)	Interest expense - subordinated debentures and term loans
Related income tax benefit	18	22	Income tax expense
	$(66)	$(83)

Total reclassifications for the period, net of tax	$1,390	$803

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$2,983	$2,731	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(626)	(574)	Income tax expense
	$2,357	$2,157

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(143)	$(275)	Interest expense - subordinated debentures and term loans
Related income tax benefit	30	58	Income tax expense
	$(113)	$(217)

Total reclassifications for the period, net of tax	$2,244	$1,940

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 2009 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, and the Equity Compensation Plan for Non-Employee Directors. The stock options, which have a ten year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after 3 years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or, continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

The Corporation’s 2009 ESPP and 2019 ESPP provide eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000. The 2009 ESPP expired on June 30, 2019.

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2019 was $844,000 and $1,825,000, respectively, compared to $776,000 and $1,653,000, respectively, for the three and six months ended June 30, 2018. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 1.7 percent for the six months ended June 30, 2019, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock and ESPP Options
Pre-tax compensation expense	$25	$24	$36	$49
Income tax benefit	(41)	(80)	(57)	(138)
Stock and ESPP option expense, net of income taxes	$(16)	$(56)	$(21)	$(89)
Restricted Stock Awards
Pre-tax compensation expense	$819	$752	$1,789	$1,604
Income tax benefit	(186)	(181)	(726)	(747)
Restricted stock awards expense, net of income taxes	$633	$571	$1,063	$857
Total Share-Based Compensation
Pre-tax compensation expense	$844	$776	$1,825	$1,653
Income tax benefit	(227)	(261)	(783)	(885)
Total share-based compensation expense, net of income taxes	$617	$515	$1,042	$768

As of June 30, 2019, unrecognized compensation expense related to RSAs was $5,431,000 and is expected to be recognized over a weighted-average period of 1.54 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of June 30, 2019 and changes during the six months ended June 30, 2019, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	76,300	$12.40
Exercised	(11,200)	$9.34
Cancelled	—	$—
Outstanding June 30, 2019	65,100	$12.92	2.77	$1,625,958
Vested and Expected to Vest at June 30, 2019	65,100	$12.92	2.77	$1,625,958
Exercisable at June 30, 2019	65,100	$12.92	2.77	$1,625,958

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2019.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $308,000 and $1,038,000, respectively. Cash receipts of stock options exercised during this same period were $105,000 and $953,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2019	344,362	$36.80
Granted	7,034	$37.78
Vested	(108,638)	$23.48
Forfeited	(1,900)	$40.54
Unvested RSAs at June 30, 2019	240,858	$42.81

The grant date fair value of ESPP options was estimated to be $25,000 at the beginning of the April 1, 2019 quarterly offering period. The ESPP options vested during the three months ending June 30, 2019, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2019.

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$10,249	$9,995	$19,858	$19,086
Tax-exempt interest income	(2,403)	(2,045)	(4,670)	(4,060)
Share-based compensation	(41)	(91)	(391)	(532)
Tax-exempt earnings and gains on life insurance	(199)	(211)	(406)	(458)
Tax credits	(63)	(62)	(141)	(23)
Other	206	375	440	559
Actual Tax Expense	$7,749	$7,961	$14,690	$14,572

Effective Tax Rate	15.9%	16.7%	15.5%	16.0%

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019			2018
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$41,056	49,432,167	$0.83	$39,634	49,252,580	$0.80
Effect of potentially dilutive stock options and restricted stock awards		117,720			198,826
Diluted net income per share	$41,056	49,549,887	$0.83	$39,634	49,451,406	$0.80

	Six Months Ended June 30,
	2019			2018
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$79,873	49,400,770	$1.62	$76,313	49,222,779	$1.55
Effect of potentially dilutive stock options and restricted stock awards		144,382			217,266
Diluted net income per share	$79,873	49,545,152	$1.61	$76,313	49,440,045	$1.54

For the three and six months ended June 30, 2019 and 2018, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 15

GENERAL LITIGATION AND REGULATORY EXAMINATIONS

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Corporation is subject to periodic examinations by various regulatory agencies. It is the general opinion of management that the disposition or ultimate resolution of such claims, lawsuits, and examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Corporation.

A discussion of the Bank’s Settlement Agreement and Agreed Order with the United States Department of Justice is contained in the "REGULATORY DEVELOPMENTS" section of Part I, Item 2. Management’s Discussion & Analysis of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

•	adverse developments in our loan and investment portfolios;

•	competitive factors in the banking industry, such as the trend towards consolidation in our market;

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate bank;

•	acquisitions of other businesses by us and integration of such acquired businesses;

•	our ability to implement and comply with the Settlement Agreement and Agreed Order entered into with the United States Department of Justice (DOJ") related to our fair lending practices;

•	changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

We believe there have been no significant changes during the six months ended June 30, 2019, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 110 banking locations in thirty Indiana, two Illinois and two Ohio counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

REQUIREMENTS FOR BANK HOLDING COMPANIES WITH $10 BILLION OR MORE IN ASSETS

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. As of March 31, 2019, the Corporation, for the first time, exceeded the $10 billion threshold.

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

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported second quarter 2019 net income of $41.1 million, compared to $39.6 million during the second quarter of 2018. Diluted earnings per share for the period totaled $0.83 per share, compared to $0.80 per diluted share during the same period in 2018, an increase of 3.8 percent. Year-to-date income totaled $79.9 million, compared to $76.3 million during the same period in 2018. Diluted earnings per share for the six months ended June 30, 2019 totaled $1.61, an increase of 4.5 percent, over the same period in 2018.

As of June 30, 2019, total assets equaled $10.7 billion, an increase of $853.1 million, or 8.6 percent from December 31, 2018.  Interest-bearing time deposits and total investment securities increased $92.7 million and $460.3 million, respectively, from December 31, 2018 as excess liquidity generated from deposit growth was used to invest in the bond portfolio and loans. The Corporation's total loan portfolio increased $288.0 million, or 8.0 percent annualized, from December 31, 2018. The largest loan segments that experienced increases were commercial and industrial, construction, and public finance and other commercial loans. The largest loan segments that experienced decreases were commercial and farmland real estate loans and agricultural production financing and other loans to farmers. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE, of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s allowance for loan losses totaled $81.3 million as of June 30, 2019 and equaled 1.08 percent of total loans.  The Corporation's provision expense and net charge offs for the three months ended June 30, 2019 were $500,000 and $128,000, respectively, compared to provision expense and net charge offs of $1.7 million and $540,000, respectively, during the same period of 2018. For the six months ended June 30, 2019, the Corporation's provision expense and net charge offs were $1.7 million and $978,000, respectively, compared to provision expense and net charge offs of $4.2 million and $1.7 million, respectively, during the same period in 2018 . Credit metrics continue to improve and are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's tax asset, deferred and receivable, equaled $12.3 million as of June 30, 2019 and decreased $11.3 million from December 31, 2018. At December 31, 2018, the Corporation's available for sale investment portfolio had an unrealized loss of $7.5 million, compared to an unrealized gain at June 30, 2019 of $39.0 million. The change in unrealized gains/losses from December 31, 2018 to June 30, 2019 is primarily due to the changes in interest rates.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities held in the portfolio. This change resulted in a deferred tax asset of $1.6 million at December 31, 2018 changing to a deferred tax liability at June 30, 2019 of $8.2 million.

The Corporation's other assets increased $35.5 million from December 31, 2018 primarily due to implementation of new lease accounting guidance in ASU 2016-02, Leases (Topic 842), associated with the Corporation's leased banking center locations. As of June 30, 2019, the Corporation's right of use asset (recorded in other assets) was $22.0 million and the lease liability (recorded in other liabilities) was $22.6 million. The new lease accounting guidance and lease disclosures are discussed within NOTE 1. GENERAL and NOTE 7. LEASES, of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Additionally, the Corporation's derivative hedge asset (recorded in other assets) and derivative hedge liability (recorded in other liabilities), related to the Corporation's interest rate swaps with commercial banking customers, which are simultaneously hedged by offsetting interest rate swaps with a third party, increased $13.1 million and $14.0 million, respectively from December 31, 2018. The increases were primarily due to a $71.2 million increase in outstanding notional balance and yield curve rates used for valuation purposes were lower at each term point as of June 30, 2019 compared to December 31, 2018.

As of June 30, 2019, total deposits equaled $8.3 billion, an increase of $564.7 million from December 31, 2018, or 14.6 percent annualized. As interest rates have risen, the Corporation experienced a decrease in non-interest bearing deposits, which were offset by increases in interest-bearing deposits. Deposit increases from December 31, 2018 were in interest-bearing checking and money market accounts of $324.3 million, certificates of deposit of $209.7 million and savings deposits of $76.0 million. Those increases were offset by a $45.2 million decrease in brokered deposits from December 31, 2018.

Total borrowings increased $122.3 million as of June 30, 2019, compared to December 31, 2018. Federal Home Loan Bank advances increased $145.1 million compared to December 31, 2018. Offsetting the increase in Federal Home Loan Bank advances, was a reduction in Federal funds purchased of $29.0 million compared to December 31, 2018.

The Corporation's other liabilities as of June 30, 2019 increased $71.6 million compared to December 31, 2018. At June 30, 2019, the Corporation accrued $40.6 million for trade date accounting related to investment securities purchases. Also as a result of the implementation of the new lease accounting guidance noted above, the Corporation's lease liability totaled $22.6 million at June 30, 2019. Additionally, as noted above, the Corporation's derivative hedge liability increased by $14.0 million from December 31, 2018.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81 percent of revenues for the six months ended June 30, 2019. Net interest income and margin are influenced by many factors, primarily the volume and mix of earnings assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2019 and 2018, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the three and six months ended June 30, 2019, the increase in net interest income and earning assets, was primarily driven by core organic loan growth.

In the second quarter of 2019, asset yields increased 12 basis points FTE and interest costs increased 46 basis points, resulting in a 34 basis point FTE decrease in net interest spread as compared to the same period in 2018. Primarily as a result of organic loan growth and an increase in the investment securities portfolio, average earning assets increased $777,719,000 in the second quarter of 2019 compared to the second quarter of 2018. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $2,217,000 and $3,812,000, respectively, for the three months ended June 30, 2019 and 2018. The decrease in fair value accretion in the second quarter of 2019 compared to the same period in 2018, resulted in a net interest margin decline of 9 basis points. Additionally, strong growth in institutional deposits and deployment into the bond portfolio produced earnings per share of $0.01 for the second quarter of 2019, but negatively impacted net interest margin by 10 basis points. Net interest margin, on a tax equivalent basis, decreased to 3.71 percent for the second quarter of 2019 compared to 3.99 percent during the same period in 2018.

In the six months ended June 30, 2019, asset yields increased 22 basis points FTE and interest costs increased 47 basis points, resulting in a 25 basis point FTE decrease in net interest spread as compared to the same period in 2018. Primarily as a result of organic loan growth and an increase in the investment securities portfolio, average earning assets increased $747,503,000 in the six months ended June 30, 2019 compared to the same period in 2018. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $4,470,000 and $6,970,000, respectively, for the six months ended June 30, 2019 and 2018. The decrease in fair value accretion for the six months ended June 30, 2019 compared to the same period in 2018, resulted in a net interest margin decline of 7 basis points. Additionally, strong growth in institutional deposits and deployment into the bond portfolio produced earnings per share of $0.01 for the six months ended 2019, but negatively impacted net interest margin by 7 basis points. Net interest margin, on a tax equivalent basis, decreased to 3.78 percent for the six months ended June 30, 2019 compared to 3.96 percent during the same period in 2018.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended June 30, 2019, and 2018.

(Dollars in Thousands)	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$144,626	$784	2.17%	$142,385	$633	1.78%
Federal Home Loan Bank stock	24,588	335	5.45	24,588	263	4.28
Investment Securities: (1)
Taxable	1,054,068	6,998	2.66	852,865	5,434	2.55
Tax-Exempt (2)	910,295	9,435	4.15	745,598	7,906	4.24
Total Investment Securities	1,964,363	16,433	3.35	1,598,463	13,340	3.34
Loans held for sale	11,430	127	4.44	6,408	83	5.18
Loans: (3)
Commercial	5,419,169	74,638	5.51	5,142,093	67,510	5.25
Real Estate Mortgage	766,528	8,686	4.53	729,681	8,792	4.82
Installment	677,133	9,373	5.54	631,897	8,278	5.24
Tax-Exempt (2)	511,055	5,372	4.20	465,658	4,597	3.95
Total Loans	7,385,315	98,196	5.32	6,975,737	89,260	5.12
Total Earning Assets	9,518,892	115,748	4.86%	8,741,173	103,496	4.74%
Net unrealized gain (loss) on securities available for sale	12,841			(13,068)
Allowance for loan losses	(81,691)			(77,197)
Cash and cash equivalents	130,987			132,481
Premises and equipment	91,563			94,757
Other assets	827,356			818,874
Total Assets	$10,499,948			$9,697,020
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,935,925	$8,541	1.16%	$2,325,705	$4,276	0.74%
Money market deposits	1,220,020	3,509	1.15	1,081,830	1,583	0.59
Savings deposits	1,164,901	2,525	0.87	1,096,003	1,332	0.49
Certificates and other time deposits	1,652,203	8,512	2.06	1,491,207	4,974	1.33
Total Interest-bearing Deposits	6,973,049	23,087	1.32	5,994,745	12,165	0.81
Borrowings	613,446	4,274	2.79	674,040	4,135	2.45
Total Interest-bearing Liabilities	7,586,495	27,361	1.44	6,668,785	16,300	0.98
Noninterest-bearing deposits	1,348,410			1,642,076
Other liabilities	85,789			58,818
Total Liabilities	9,020,694			8,369,679
Stockholders' Equity	1,479,254			1,327,341
Total Liabilities and Stockholders' Equity	$10,499,948	27,361		$9,697,020	16,300
Net Interest Income (FTE)		$88,387			$87,196
Net Interest Spread (FTE) (4)			3.42%			3.76%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.86%			4.74%
Interest Expense / Average Earning Assets			1.15%			0.75%
Net Interest Margin (FTE) (5)			3.71%			3.99%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2019 and 2018. These totals equal $3,109 and $2,625 for the three months ended June 30, 2019 and 2018, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing time deposits	$145,277	$1,659	2.28%	$87,883	$764	1.74%
Federal Reserve and Federal Home Loan Bank stock	24,588	673	5.47	24,487	667	5.45
Investment Securities: (1)
Taxable	978,654	13,093	2.68	831,743	10,530	2.53
Tax-Exempt (2)	869,914	18,133	4.17	741,096	15,661	4.23
Total Investment Securities	1,848,568	31,226	3.38	1,572,839	26,191	3.33
Loans held for sale	10,697	239	4.47	8,515	221	5.19
Loans: (3)
Commercial	5,364,884	147,394	5.49	5,061,717	129,663	5.12
Real Estate Mortgage	755,070	17,008	4.51	729,202	16,791	4.61
Installment	671,125	18,664	5.56	627,686	16,255	5.18
Tax-Exempt (2)	506,370	10,629	4.20	466,747	9,149	3.92
Total Loans	7,308,146	193,934	5.31	6,893,867	172,079	4.99
Total Earning Assets	9,326,579	227,492	4.88%	8,579,076	199,701	4.66%
Net unrealized gain on securities available for sale	3,963			(9,772)
Allowance for loan losses	(81,301)			(76,528)
Cash and cash equivalents	124,143			129,499
Premises and equipment	92,395			95,139
Other assets	825,426			818,360
Total Assets	$10,291,205			$9,535,774
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,813,541	$15,560	1.11%	$2,153,878	$6,965	0.65%
Money market deposits	1,179,765	6,291	1.07	1,085,740	2,858	0.53
Savings deposits	1,157,852	4,792	0.83	1,021,386	1,714	0.34
Certificates and other time deposits	1,609,130	16,038	1.99	1,488,664	9,630	1.29
Total Interest-bearing Deposits	6,760,288	42,681	1.26	5,749,668	21,167	0.74
Borrowings	624,192	8,627	2.76	760,643	8,837	2.32
Total Interest-bearing Liabilities	7,384,480	51,308	1.39	6,510,311	30,004	0.92
Noninterest-bearing deposits	1,369,832			1,646,660
Other liabilities	82,260			60,679
Total Liabilities	8,836,572			8,217,650
Stockholders' Equity	1,454,633			1,318,124
Total Liabilities and Stockholders' Equity	$10,291,205	51,308		$9,535,774	30,004
Net Interest Income (FTE)		$176,184			$169,697
Net Interest Spread (FTE) (4)			3.49%			3.74%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.88%			4.66%
Interest Expense / Average Earning Assets			1.10%			0.70%
Net Interest Margin (FTE) (5)			3.78%			3.96%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2019 and 2018. These totals equal $6,040 and $5,210 for the six months ended June 30, 2019 and 2018, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $3.4 million, or 18.8 percent, in the second quarter of 2019, compared to the second quarter of 2018.  The Corporation experienced increases in customer related line items of $2.4 million primarily driven by $1.3 million of derivative hedge fee growth. Additional increases totaling $1.1 million were noted in net realized gains on sales of available for sale securities and other income when compared to the second quarter of 2018.

During the first six months of 2019, non-interest income increased $2.6 million, or 6.8 percent, over the same period in 2018. Customer related line items increased $2.4 million primarily driven by $1.2 million derivative hedge fee growth in the first six months of 2019 when compared to the same period in 2018. Additional increases totaling $461,000 were noted in net realized gains on sales of available securities and other income when compared to the first six months of 2018.

NON-INTEREST EXPENSE

Non-interest expense increased $4.1 million, or 7.6 percent, in the second quarter of 2019, compared to the second quarter of 2018.  Increases totaling $1.7 million were noted in professional and other outside services, equipment and other real estate owned and foreclosure expenses when compared to the same period of 2018. Marketing expense increased $1.3 million in the second quarter of 2019, compared to the second quarter of 2018, due to fair lending settlement expenses. Additional details of the fair lending settlement expenses are discussed in the "REGULATORY DEVELOPMENTS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Additionally, customer related line items primarily driven by outside data processing fees increased $588,000 due to growth in our customer base when compared to the second quarter of 2018.

During the first six months of 2019, non-interest expense increased $7.0 million, or 6.5 percent, over the same period in 2018. Increases totaling $2.8 million were noted in other real estate owned and foreclosure expense, professional and other outside services and equipment software contracts over the same period in 2018. Additionally, customer related line items, driven by outside data processing fees and net occupancy increased $1.2 million and $478,000 due to growth in our customer base over the same period in 2018. Marketing expense increased $1.5 million in the first six months of 2019, compared to the same period in 2018, due to fair lending settlement expenses. Salaries and employee benefits increased $1.3 million in the first six months of 2019 primarily due to annual employee merit increases when compared to the first six months of 2018.

INCOME TAXES

Income tax expense for the second quarter of 2019 was $7,749,000 on pre-tax net income of $48,805,000.  For the same period in 2018, income tax expense was $7,961,000 on pre-tax net income of $47,595,000. The effective income tax rates for the second quarter of 2019 and 2018 were 15.9 percent and 16.7 percent, respectively.

Income tax expense for the six months ended June 30, 2019 was $14,690,000 on pre-tax net income of $94,563,000. For the same period in 2018, income tax expense was $14,572,000 on pre-tax net income of $90,885,000. The effective income tax rates for the six months ended June 30, 2019 and 2018 were 15.5 percent and 16.0 percent, respectively.

The lower effective income tax rates during the three and six months ended June 30, 2019 when compared to the same periods in 2018 were primarily the result of an increase in tax-exempt interest income.

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

As of June 30, 2019, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of June 30, 2019 and December 31, 2018 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,235,963	14.56%	$679,295	8.00%	N/A	N/A
First Merchants Bank	1,114,589	13.04	683,654	8.00	$854,567	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,089,689	12.83%	$509,471	6.00%	N/A	N/A
First Merchants Bank	1,033,315	12.09	512,740	6.00	$683,654	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,023,437	12.05%	$382,103	4.50%	N/A	N/A
First Merchants Bank	1,033,315	12.09	384,555	4.50	$555,468	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,089,689	10.86%	$401,459	4.00%	N/A	N/A
First Merchants Bank	1,033,315	10.31	400,750	4.00	$500,938	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,177,725	14.61%	$644,871	8.00%	N/A	N/A
First Merchants Bank	1,092,602	13.46	649,531	8.00	$811,914	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,032,173	12.80%	$483,653	6.00%	N/A	N/A
First Merchants Bank	1,012,050	12.47	487,148	6.00	$649,531	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$966,032	11.98%	$362,740	4.50%	N/A	N/A
First Merchants Bank	1,012,050	12.47	365,361	4.50	$527,744	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,032,173	10.91%	$378,379	4.00%	N/A	N/A
First Merchants Bank	1,012,050	10.70	379,397	4.00	$472,996	5.00%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	June 30, 2019		December 31, 2018
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,501,636	$1,513,662	$1,408,260	$1,456,220
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(14,602)	(17,357)	21,422	19,031
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	66,252	—	66,141	—
Less: Disallowed Goodwill and Intangible Assets	(460,885)	(460,436)	(463,525)	(463,076)
Less: Disallowed Deferred Tax Assets	(2,587)	(2,429)	—	—
Total Tier 1 Capital (Regulatory)	1,089,689	1,033,315	1,032,173	1,012,050
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	81,274	81,274	80,552	80,552
Total Risk-Based Capital (Regulatory)	$1,235,963	$1,114,589	$1,177,725	$1,092,602

Net Risk-Weighted Assets (Regulatory)	$8,491,188	$8,545,669	$8,060,882	$8,119,141
Average Assets	$10,036,476	$10,018,752	$9,459,477	$9,459,925

Total Risk-Based Capital Ratio (Regulatory)	14.56%	13.04%	14.61%	13.46%
Tier 1 Capital to Risk-Weighted Assets	12.83%	12.09%	12.80%	12.47%
Tier 1 Capital to Average Assets	10.86%	10.31%	10.91%	10.70%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,089,689	$1,033,315	$1,032,173	$1,012,050
Less: Qualified Capital Securities	(66,252)	—	(66,141)	—
CET1 Capital (Regulatory)	$1,023,437	$1,033,315	$966,032	$1,012,050

Net Risk-Weighted Assets (Regulatory)	$8,491,188	$8,545,669	$8,060,882	$8,119,141
CET1 Capital Ratio (Regulatory)	12.05%	12.09%	11.98%	12.47%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 10.07 percent at June 30, 2019, and 9.97 percent at December 31, 2018.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018
Total Stockholders' Equity (GAAP)	$1,501,636	$1,408,260
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(466,736)	(469,784)
Tangible common equity (non-GAAP)	$1,034,775	$938,351
Total assets (GAAP)	$10,737,857	$9,884,716
Less: Intangible assets (GAAP)	(466,736)	(469,784)
Tangible assets (non-GAAP)	$10,271,121	$9,414,932
Stockholders' Equity to Assets (GAAP)	13.98%	14.25%
Tangible common equity to tangible assets (non-GAAP)	10.07%	9.97%

Tangible common equity (non-GAAP)	$1,034,775	$938,351
Plus: Tax Benefit of intangibles (non-GAAP)	4,391	5,017
Tangible common equity, net of tax (non-GAAP)	$1,039,166	$943,368
Common Stock outstanding	49,457	49,350
Book Value (GAAP)	$30.36	$28.53
Tangible book value - common (non-GAAP)	$21.01	$19.12

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Average goodwill (GAAP)	$445,354	$445,354	$445,354	$445,354
Average core deposit intangible (GAAP)	22,226	28,664	23,018	29,480
Average deferred tax on CDI (GAAP)	(4,565)	(5,887)	(4,727)	(6,055)
Intangible adjustment (non-GAAP)	$463,015	$468,131	$463,645	$468,779
Average stockholders' equity (GAAP)	$1,479,254	$1,327,341	$1,454,633	$1,318,124
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(463,015)	(468,131)	(463,645)	(468,779)
Average tangible capital (non-GAAP)	$1,016,114	$859,085	$990,863	$849,220
Average assets (GAAP)	$10,499,948	$9,697,020	$10,291,205	$9,535,774
Intangible adjustment (non-GAAP)	(463,015)	(468,131)	(463,645)	(468,779)
Average tangible assets (non-GAAP)	$10,036,933	$9,228,889	$9,827,560	$9,066,995
Net income available to common stockholders (GAAP)	$41,056	$39,634	$79,873	$76,313
CDI amortization, net of tax (GAAP)	1,202	1,357	2,409	2,721
Tangible net income available to common stockholders (non-GAAP)	$42,258	$40,991	$82,282	$79,034
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.83	$0.80	$1.61	$1.54
Diluted tangible net income available to common stockholders (non-GAAP)	$0.85	$0.83	$1.66	$1.60
Ratios:
Return on average GAAP capital (ROE)	11.10%	11.94%	10.98%	11.58%
Return on average tangible capital	16.64%	19.09%	16.61%	18.61%
Return on average assets (ROA)	1.56%	1.63%	1.55%	1.60%
Return on average tangible assets	1.68%	1.78%	1.67%	1.74%

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

At June 30, 2019, non-performing loans totaled $26,275,000, a decrease of $976,000 from December 31, 2018 and $2,383,000 from March 31,2019. Loans not accruing interest income totaled $25,635,000 at June 30, 2019, a decrease of $513,000 from December 31, 2018 and $2,314,000 from March 31, 2019. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 308.1 percent at December 31, 2018 to 317.0 percent at June 30, 2019. This non-accrual coverage ratio at March 31, 2019 was 289.5 percent. Troubled debt restructures totaled $640,000 at June 30, 2019, a decrease of $463,000 from December 31, 2018 and $69,000 from March 31, 2019. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned, totaling $1,131,000 at June 30, 2019, decreased $746,000 from March 31, 2019 and $1,048,000 from December 31, 2018. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2019, impaired loans totaled $21,973,000, a decrease of $52,000 from the December 31, 2018 balance of $22,025,000. Also at June 30, 2019, a specific allowance for losses was not deemed necessary for impaired loans totaling $16,471,000 as there were no identified losses on these credits. An allowance of $2,296,000 was recorded for the remaining balance of these impaired loans totaling $5,502,000, and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	June 30, 2019	December 31, 2018
Non-Performing Assets:
Non-accrual loans	$25,635	$26,148
Renegotiated loans	640	1,103
Non-performing loans (NPL)	26,275	27,251
Other real estate owned	1,131	2,179
Non-performing assets (NPA)	27,406	29,430
Loans 90-days or more delinquent and still accruing	209	1,855
NPAs and loans 90-days or more delinquent	$27,615	$31,285
Impaired Loans	$21,973	$22,025

The non-accrual balances in the table above include troubled debt loan restructures totaling $673,000 and $705,000 as of June 30, 2019 and December 31, 2018, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	June 30, 2019	December 31, 2018
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$2,770	$2,052
Agricultural production financing and other loans to farmers	2,785	679
Real estate loans:
Construction	7,778	11,606
Commercial and farmland	6,436	8,682
Residential	5,540	5,987
Home equity	1,880	1,815
Individuals' loans for household and other personal expenditures	73	110
Public finance and other commercial loans	353	354
Non-performing assets and loans 90-days or more delinquent:	$27,615	$31,285

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

In conformance with ASC 805 and ASC 820, purchased loans are recorded at the acquisition date fair value. Such loans are included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan. An allowance may also be necessary if the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceed the fair value adjustment on the portion of the purchased portfolio not deemed impaired. At June 30, 2019, one purchased loan was determined to require a specific impairment of $329,000.

At June 30, 2019, the allowance for loan losses was $81,274,000, an increase of $372,000 from March 31, 2019 and $722,000 from December 31, 2018. As a percent of loans, the allowance was 1.08 percent at June 30, 2019 compared to 1.11 percent at both March 31, 2019 and December 31, 2018. The provision for loan losses for the three months and six months ended June 30, 2019 was $500,000 and $1,700,000, respectively, and was primarily a result of organic loan growth during the six month period. Comparatively, the provision for loan losses for the three and six months ended June 30, 2018 was $1,663,000 and $4,163,000, respectively. The year-over-year decrease in the provision for loan losses was primarily the result of lower organic loan growth in the six months ended June 30, 2019 compared to the same period in the prior year. Specific reserves on impaired loans increased $424,000 from $1,872,000 at December 31, 2018, to $2,296,000 at June 30, 2019.

Net charge-offs totaling $978,000 were recognized for the six months ended June 30, 2019. Comparatively, the same period in 2018 had net charge-offs of $1,652,000. For the six months ended June 30, 2019, there were two individual charge-offs greater than $500,000 that totaled $1,954,000. For the three and six months ended June 30, 2019 there was one individual recovery of $738,000. For the three and six months ended June 30, 2018 there were two charge-offs greater than $500,000 that totaled $1,300,000. During the three and six month period ending June 30, 2018, recoveries on a single relationship totaled $802,000 and $809,000, respectively. The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2019 and 2018 are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
Net charge-offs (Recoveries):
Commercial and industrial loans	$(30)	$(223)	$(153)	$220
Agricultural production financing and other loans to farmers	(3)	(3)	16	44
Real estate loans:
Construction	(738)	736	219	738
Commercial and farmland	961	192	948	(88)
Residential	(26)	(299)	54	151
Home equity	(28)	102	(69)	442
Individuals' loans for household and other personal expenditures	(8)	35	35	145
Public finance and other commercial loans	—	—	(72)	—
Total net charge-offs	$128	$540	$978	$1,652

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1,399,959,000 at June 30, 2019, an increase of $257,764,000, or 22.6 percent, from December 31, 2018.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $3,784,000 at June 30, 2019. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At June 30, 2019, total borrowings from the FHLB were $460,042,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2019 was $451,541,000.

The required payments related to borrowings at June 30, 2019 are as follows:

(Dollars in Thousands)	Remaining 2019	2020	2021	2022	2023	2024	2025 and after	ASC 805 fair value adjustments at acquisition	Total
Federal funds purchased	$75,000	$—	$—	$—	$—	$—	$—	$—	$75,000
Securities sold under repurchase agreements	119,674	—	—	—	—	—	—	—	119,674
Federal Home Loan Bank advances	128,769	41,273	55,000	95,000	115,000	—	25,000	—	460,042
Subordinated debentures and term loans	—	—	—	—	—	—	142,322	(3,748)	138,574
Total	$323,443	$41,273	$55,000	$95,000	$115,000	$—	$167,322	$(3,748)	$793,290

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

Summarized credit-related financial instruments at June 30, 2019 are as follows:

(Dollars in Thousands)	June 30, 2019
Amounts of commitments:
Loan commitments to extend credit	$3,038,011
Standby and commercial letters of credit	33,664
$3,071,675

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2019, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2019, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2019
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(25)
FHLB advances	200	(96)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2019
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$327,920	$347,852	$316,639
Variance from base		$19,932	$(11,281)
Percent of change from base		6.08%	(3.44)%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2019 and December 31, 2018. Earning assets increased by $840,972,000 during the six months ended June 30, 2019.

Interest-bearing time deposits and investment securities increased $92,651,000 and $460,342,000, respectively, since December 31, 2018, primarily as a result of excess liquidity generated from deposit growth during the same period.

Loans and loans held for sale increased $287,979,000 from December 31, 2018. The largest loan segments that experienced increases were commercial and industrial, construction and public finance and other commercial loans. The largest loan segments that experienced decreases were commercial and farmland real estate loans and agricultural production financing and other loans to farmers. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	June 30, 2019	December 31, 2018
Interest-bearing time deposits	$129,614	$36,963
Investment securities available for sale	1,399,959	1,142,195
Investment securities held to maturity	692,965	490,387
Loans held for sale	5,854	4,778
Loans	7,511,370	7,224,467
Federal Home Loan Bank stock	24,588	24,588
Total	$9,764,350	$8,923,378

REGULATORY DEVELOPMENTS

On June 13, 2019, the Bank entered into a Settlement Agreement and Agreed Order with the United States Department of Justice (“DOJ”) to address issues raised relative to the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”). The Order is currently pending approval before the United States District Court for the Southern District of Indiana.

The Bank first physically entered the Indianapolis-Marion County market in February 2016 through its newly-constructed branch in the Broad Ripple neighborhood. In mid-2017, the Bank completed a system-wide fair lending assessment for the calendar year 2016, the first assessment that included Indianapolis-Marion County. Based on the analysis, the Bank concluded that it needed to enhance its mortgage lending strategy in majority-minority neighborhoods and began implementing steps to make those improvements.

In the meantime, in June 2017, the DOJ notified the Bank that an investigation of its fair lending practices has been opened. The investigation ultimately focused on the Indianapolis-Marion County market during the period between January 1, 2011 and December 31, 2016. The Settlement Agreement and Agreed Order arose from that investigation.

There was no actual finding or adjudication with respect to any matter alleged by the DOJ, and the Bank has not admitted any of the allegations or to any liability. Rather, the settlement provides an opportunity for the Bank to instead devote additional resources to continue serving the communities in which it operates, including helping meet the credit needs of all borrowers in those communities. The Bank prohibits any act or practice that discriminates in aspect of a residential real estate-related transaction in violation of the FHA or in any aspect of a credit transaction in violation of the ECOA. Nothing in the Settlement Agreement prohibits the Corporation from making future acquisitions or opening branches.

Pursuant to the Settlement Agreement, the Bank will invest $1.12 million over four years in a special loan subsidy fund that will offer residents in Indianapolis-Marion County majority-black census tracts access to home mortgage loans and home improvement loans. Subsidies may be used for down payment assistance, closing cost assistance, mortgage insurance premiums, and any other appropriate assistance measures approved by the DOJ. The maximum loan subsidy is $7,500 per loan. Up to 25 percent of the aggregate amount can be used for refinancings of existing loans.

The Bank will also open a full-service banking center in an Indianapolis-Marion county majority-black census tract and a new Loan Production Office (with an ATM) in Indianapolis-Marion County. The locations will be staffed with at least one full-time residential loan officer who is fully trained in all aspects of home mortgage and home equity lending, and whose marketing and community outreach work is consistent with standards laid out in the agreement. Additionally, the Bank will dedicate at least $125,000 per year for four years to marketing, community outreach, education and credit repair initiatives in Indianapolis-Marion County majority-black census tracts.

Additionally, the Bank partnered with the Fair Housing Center of Central Indiana (“FHCCI”) on several initiatives designed to increase mortgage lending to residents in Marion County’s majority-black neighborhoods and census tracts. As part of this partnership the Bank contributed $550,000 to the FHCCI and agreed to contribute $500,000 in grants to be shared by three community development corporations over the next three years.

The Bank recognized $1.2 million of expenses related to the DOJ and FHCCI agreements, which is reflected in marketing expense in the accompanying Consolidated Condensed Statements of Income.

For additional information regarding the terms of the Settlement Agreement and Agreed Order, see the Corporation’s Current Report on Form 8-K filed on June 13, 2019.

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

ITEM 1A.  RISK FACTORS

The Bank is operating under a Settlement Agreement and Agreed Order with the DOJ, and its failure to comply with the Agreement could materially and adversely affect our business.

The Bank is operating under a Settlement Agreement and Agreed Order with the DOJ, and its failure to comply with the Agreement could materially and adversely affect our business. Our Board of Directors and executive management team have been working diligently to comply with the Settlement Agreement and believe that they have allocated sufficient resources to address the corrective actions required by the DOJ. Compliance with and resolution of the Settlement Agreement will ultimately be determined by the DOJ. The Bank’s failure to comply with the Settlement Agreement and to successfully implement its requirements or the general perception of the Settlement Agreement by other regulators with jurisdiction over the Corporation or the Bank could have a material and adverse effect on our business, results of operation, financial condition, plans for and timing of future acquisitions and expansion, cash flows and stock price.

Otherwise, there have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2019	86	$38.29
May, 2019
June, 2019	352	$36.46

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

10.1*	First Merchants Corporation 2019 Long-Term Equity Incentive Plan (incorporated by reference to registrant's Form 8-K filed on May 15, 2019) (SEC No. 000-17071)
10.2*	First Merchants Corporation 2019 Employee Stock Purchase Plan (incorporated by reference to registrant's Form 8-K filed on May 15, 2019) (SEC No. 000-17071)
10.3*	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (incorporated by reference to registrants Form S-8 filed on June 26, 2019) (SEC No. 333-232362)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

* Management contract or compensatory plan or arrangement

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

August 7, 2019	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2019	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)