Form 10-Q
period 2019-09-30
FIRST MERCHANTS CORP
filed 2019-11-08
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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

As of October 31, 2019, there were 55,696,408 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ASC	Accounting Standards Codification
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CET1	Common Equity Tier 1
CMT	Constant Maturity Treasury
Corporation	First Merchants Corporation
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019
OREO	Other real estate owned
RSA	Restricted Stock Awards
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$202,383	$139,247
Interest-bearing time deposits	230,101	36,963
Investment securities available for sale	1,646,399	1,142,195
Investment securities held to maturity (fair value of $865,286 and $489,217)	843,021	490,387
Loans held for sale	7,910	4,778
Loans, net of allowance for loan losses of $80,571 and $80,552	8,218,689	7,143,915
Premises and equipment	113,446	93,420
Federal Home Loan Bank stock	28,736	24,588
Interest receivable	45,923	40,881
Goodwill	543,199	445,355
Other intangibles	36,552	24,429
Cash surrender value of life insurance	286,747	224,939
Other real estate owned	7,156	2,179
Tax asset, deferred and receivable	15,187	23,668
Other assets	99,612	47,772
TOTAL ASSETS	$12,325,061	$9,884,716
LIABILITIES
Deposits:
Noninterest-bearing	$1,777,365	$1,447,907
Interest-bearing	7,988,086	6,306,686
Total Deposits	9,765,451	7,754,593
Borrowings:
Federal funds purchased	—	104,000
Securities sold under repurchase agreements	191,603	113,512
Federal Home Loan Bank advances	354,609	314,986
Subordinated debentures and term loans	138,630	138,463
Total Borrowings	684,842	670,961
Interest payable	7,855	5,607
Other liabilities	117,901	45,295
Total Liabilities	10,576,049	8,476,456
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 55,345,672 and 49,349,800 shares	6,918	6,169
Additional paid-in capital	1,053,148	840,052
Retained earnings	663,173	583,336
Accumulated other comprehensive income (loss)	25,648	(21,422)
Total Stockholders' Equity	1,749,012	1,408,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,325,061	$9,884,716

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable:
Taxable	$96,850	$88,479	$280,155	$251,409
Tax exempt	4,500	3,761	12,897	10,989
Investment securities:
Taxable	6,729	5,514	19,822	16,044
Tax exempt	8,335	6,493	22,660	18,865
Deposits with financial institutions	1,363	270	3,022	1,034
Federal Home Loan Bank stock	355	283	1,028	950
Total Interest Income	118,132	104,800	339,584	299,291
INTEREST EXPENSE
Deposits	24,830	13,685	67,511	34,852
Federal funds purchased	15	229	225	670
Securities sold under repurchase agreements	385	174	1,057	519
Federal Home Loan Bank advances	1,894	2,137	5,400	6,141
Subordinated debentures and term loans	2,076	2,089	6,315	6,136
Total Interest Expense	29,200	18,314	80,508	48,318
NET INTEREST INCOME	88,932	86,486	259,076	250,973
Provision for loan losses	600	1,400	2,300	5,563
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	88,332	85,086	256,776	245,410
OTHER INCOME
Service charges on deposit accounts	6,107	5,619	16,639	15,434
Fiduciary and wealth management fees	4,429	3,673	12,178	11,064
Card payment fees	5,158	4,586	14,813	13,642
Other customer fees	450	452	1,230	1,349
Increase in cash surrender value of life insurance	1,144	961	3,060	2,946
Gains on life insurance benefits	—	—	19	198
Net gains and fees on sales of loans	2,227	1,841	5,258	5,262
Net realized gains on sales of available for sale securities	393	1,285	3,376	4,016
Derivative hedge fees	1,684	775	3,952	1,848
Other income	524	335	1,918	1,520
Total Other Income	22,116	19,527	62,443	57,279
OTHER EXPENSES
Salaries and employee benefits	38,942	32,936	104,679	97,354
Net occupancy	4,777	4,586	14,273	13,604
Equipment	4,030	3,483	11,789	10,707
Marketing	1,332	1,216	5,158	3,574
Outside data processing fees	4,435	3,422	12,048	9,848
Printing and office supplies	312	334	961	992
Intangible asset amortization	1,356	1,650	4,404	5,094
FDIC assessments	(668)	856	717	2,286
Other real estate owned and foreclosure expenses	294	455	2,362	1,219
Professional and other outside services	8,251	1,844	12,511	5,174
Other expenses	4,293	4,240	12,660	12,361
Total Other Expenses	67,354	55,022	181,562	162,213
INCOME BEFORE INCOME TAX	43,094	49,591	137,657	140,476
Income tax expense	6,337	8,478	21,027	23,050
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$36,757	$41,113	$116,630	$117,426
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.71	$0.83	$2.33	$2.38
Diluted Net Income Available to Common Stockholders	$0.71	$0.83	$2.32	$2.37
Cash Dividends Paid	$0.26	$0.22	$0.74	$0.62
Average Diluted Shares Outstanding (in thousands)	51,570	49,492	50,227	49,458

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$36,757	$41,113	$116,630	$117,426
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $3,034, $2,596, $13,436, and $7,470	11,415	(9,765)	50,545	(30,032)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $37, $44, $267 and $212	(141)	166	(1,003)	1,039
Reclassification adjustment for net gains included in net income, net of tax of $61, $250, $657 and $766	(228)	(942)	(2,472)	(2,882)
Total other comprehensive income (loss), net of tax	11,046	(10,541)	47,070	(31,875)
Comprehensive income	$47,803	$30,572	$163,700	$85,551

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, June 30, 2019	125	$125	49,456,594	$6,182	$841,365	$639,362	$14,602	$1,501,636
Comprehensive income:
Net income	—	—	—	—	—	36,757	—	36,757
Other comprehensive income, net of tax	—	—	—	—	—	—	11,046	11,046
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(12,946)	—	(12,946)
Issuance of common stock related to acquisition	—	—	6,383,806	798	229,128	—	—	229,926
Repurchase of common stock	—	—	(516,016)	(65)	(18,976)	—	—	(19,041)
Share-based compensation	—	—	4,405	—	1,062	—	—	1,062
Stock issued under employee benefit plans	—	—	4,870	1	155	—	—	156
Stock issued under dividend reinvestment and stock purchase plan	—	—	10,263	1	399	—	—	400
Stock options exercised	—	—	1,750	1	15	—	—	16
Stock redeemed	—	—	—	—	—	—	—	—
Balances, September 30, 2019	125	$125	55,345,672	$6,918	$1,053,148	$663,173	$25,648	$1,749,012

	Three Months Ended September 30, 2018
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, June 30, 2018	125	$125	49,280,188	$6,160	$836,549	$522,362	$(24,868)	$1,340,328
Comprehensive income:
Net income	—	—	—	—	—	41,113	—	41,113
Other comprehensive loss, net of tax	—	—	—	—	—	—	(10,541)	(10,541)
Cash dividends on common stock ($.22 per share)	—	—	—	—	—	(10,924)	—	(10,924)
Share-based compensation	—	—	8,812	1	890	—	—	891
Stock issued under employee benefit plans	—	—	4,243	2	172	—	—	174
Stock issued under dividend reinvestment and stock purchase plan	—	—	6,650	—	324	—	—	324
Stock options exercised	—	—	6,311	—	140	—	—	140
Stock redeemed	—	—	(1,662)	—	(79)	—	—	(79)
Balances, September 30, 2018	125	$125	49,304,542	$6,163	$837,996	$552,551	$(35,409)	$1,361,426

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(Unaudited)

	Nine Months Ended September 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income:
Net income	—	—	—	—	—	116,630	—	116,630
Other comprehensive income, net of tax	—	—	—	—	—	—	47,070	47,070
Cash dividends on common stock ($.74 per share)	—	—	—	—	—	(36,793)	—	(36,793)
Issuance of common stock related to acquisition	—	—	6,383,806	798	229,128	—	—	229,926
Repurchase of common stock	—	—	(516,016)	(65)	(18,976)	—	—	(19,041)
Share-based compensation	—	—	113,043	14	2,873	—	—	2,887
Stock issued under employee benefit plans	—	—	16,117	2	516	—	—	518
Stock issued under dividend reinvestment and stock purchase plan	—	—	28,949	3	1,106	—	—	1,109
Stock options exercised	—	—	12,950	2	119	—	—	121
Stock redeemed	—	—	(42,977)	(5)	(1,670)	—	—	(1,675)
Balances, September 30, 2019	125	$125	55,345,672	$6,918	$1,053,148	$663,173	$25,648	$1,749,012

	Nine Months Ended September 30, 2018
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income:
Net income	—	—	—	—	—	117,426	—	117,426
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31,875)	(31,875)
Cash dividends on common stock ($.62 per share)	—	—	—	—	—	(30,732)	—	(30,732)
Reclassification adjustment under ASU 2018-02	—	—	—	—	—	626	(626)	—
Share-based compensation	—	—	106,833	13	2,533	—	—	2,546
Stock issued under employee benefit plans	—	—	13,448	2	513	—	—	515
Stock issued under dividend reinvestment and stock purchase plan	—	—	18,761	2	877	—	—	879
Stock options exercised	—	—	51,243	6	1,087	—	—	1,093
Stock redeemed	—	—	(43,981)	(5)	(1,884)	—	—	(1,889)
Balances, September 30, 2018	125	$125	49,304,542	$6,163	$837,996	$552,551	$(35,409)	$1,361,426

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flow From Operating Activities:
Net income	$116,630	$117,426
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,300	5,563
Depreciation and amortization	6,737	6,630
Change in deferred taxes	(1,097)	3,750
Share-based compensation	2,887	2,546
Loans originated for sale	(361,054)	(277,312)
Proceeds from sales of loans held for sale	362,084	285,297
Gains on sales of loans held for sale	(4,162)	(3,791)
Gains on sales of securities available for sale	(3,376)	(4,016)
Increase in cash surrender of life insurance	(3,060)	(2,946)
Gains on life insurance benefits	(19)	(198)
Change in interest receivable	(1,681)	(1,401)
Change in interest payable	2,191	1,530
Other adjustments	18,149	3,077
Net cash provided by operating activities	136,529	136,155
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	88,090	(31,736)
Purchases of:
Securities available for sale	(435,804)	(341,433)
Securities held to maturity	(397,166)	—
Proceeds from sales of securities available for sale	102,840	126,136
Proceeds from maturities of:
Securities available for sale	89,603	56,533
Securities held to maturity	67,791	52,258
Change in Federal Home Loan Bank stock	—	(763)
Net change in loans	(352,716)	(347,054)
Net cash and cash equivalents received in acquisition	10,207	—
Proceeds from the sale of other real estate owned	1,571	2,069
Proceeds from life insurance benefits	816	2,836
Other adjustments	(6,064)	2,708
Net cash used in investing activities	(830,832)	(478,446)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	729,495	342,471
Certificates of deposit and other time deposits	175,437	118,151
Borrowings	535,239	1,451,467
Repayment of borrowings	(626,971)	(1,552,068)
Cash dividends on common stock	(36,793)	(30,732)
Stock issued under employee benefit plans	518	515
Stock issued under dividend reinvestment and stock purchase plans	1,109	879
Stock options exercised	121	1,093
Stock redeemed	(1,675)	(1,889)
Repurchase of common stock	(19,041)	—
Net cash provided by financing activities	757,439	329,887
Net Change in Cash and Cash Equivalents	63,136	(12,404)
Cash and Cash Equivalents, January 1	139,247	154,905
Cash and Cash Equivalents, September 30	$202,383	$142,501
Additional cash flow information:
Interest paid	$78,260	$46,788
Income tax paid (refunded)	19,335	13,719
Loans transferred to other real estate owned	6,902	405
Fixed assets transferred to other real estate owned	965	374
Non-cash investing activities using trade date accounting	13,893	828
Investments transferred from held to maturity to available for sale in accordance with ASU 2017-12	—	30,794
ROU assets obtained in exchange for new operating lease liabilities	23,496	—

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$1,450,741	$—
Cash paid in acquisition	(15)	—
Less: Common stock issued	229,926	—
Liabilities assumed	$1,220,800	$—
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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2018, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income.

Recent Accounting Changes Adopted in 2019

FASB Accounting Standards Updates No. 2018-11 - Leases (Topic 842): Targeted Improvements - The FASB issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU was intended to reduce costs and ease implementation of the leases standard for financial statement preparers. ASU 2018-11 provided a new transition method and a practical expedient for separating components of a contract. ASU 2018-11 provided entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applied the new leases standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Corporation's reporting for the comparative periods presented in the financial statements in the period of adoption is in accordance with GAAP in Topic 840, Leases. The Corporation must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments did not change the existing disclosure requirements in Topic 840 (for example, they did not create interim disclosure requirements that the Corporation previously was not required to provide). The Corporation adopted this new transition method on January 1, 2019, but did not recognize a cumulative-effect adjustment to the opening balance of retained earnings at adoption. Lease disclosures are included in NOTE 8. LEASES of these Notes to Consolidated Condensed Financial Statements.

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

The Corporation adopted this ASU on January 1, 2019 and recorded a ROU asset of $23.3 million and a lease liability of $23.8 million at adoption. Lease disclosures are included in NOTE 8. LEASES of these Notes to Consolidated Condensed Financial Statements.

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

The Corporation expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016.  Third party software has been implemented and models have been developed.  The implementation team is conducting parallel runs and a model validation conducted by a third party is underway.  Any needed adjustments to the models as a result of recommendations from the model validation will be made in the fourth quarter of 2019. As such, the estimated impact of CECL will be finalized in the fourth quarter of 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 2
ACQUISITION

MBT Financial Corp.

On September 1, 2019, the Corporation acquired 100 percent of MBT. MBT, a Michigan corporation, merged with and into the Corporation, whereupon the separate corporate existence of MBT ceased and the Corporation survived. Immediately following the merger, MBT's wholly-owned subsidiary, Monroe Bank & Trust, merged with and into the Bank, with the Bank continuing as the surviving bank.

MBT was headquartered in Monroe, Michigan and had 20 banking centers serving the Monroe market. Pursuant to the merger agreement, each MBT shareholder received 0.275 shares of the Corporation's common stock for each outstanding share of MBT common stock held. The Corporation issued approximately 6.4 million shares of common stock, which was valued at approximately $229.9 million. The Corporation engaged in this transaction with the expectation that it would be accretive to income and add a new market area in Michigan that has a demographic profile consistent with many of the current Indiana and Ohio markets served by the Bank. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change based on the timing of the transaction, the purchase price for the MBT acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and cash equivalents	$10,222
Interest-bearing time deposits	281,228
Investment securities	212,235
Loans	731,260
Premises and equipment	21,664
Federal Home Loan Bank stock	4,148
Interest receivable	3,361
Cash surrender value of life insurance	59,545
Tax asset, deferred and receivable	4,970
Other assets	7,737
Deposits	(1,105,926)
Securities sold under repurchase agreements	(94,760)
Federal Home Loan Bank advances	(10,853)
Other liabilities	(9,261)
Net tangible assets acquired	115,570
Core deposit intangible	16,527
Goodwill	97,844
Purchase price	$229,941

Of the total purchase price, $16,527,000 was allocated to a core deposit intangible, which will be amortized over its estimated life of 10 years. The remaining purchase price was allocated to goodwill, which is not deductible for tax purposes.

Acquired loan data for MBT is included in the following table:

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$3,531	$6,840	$2,733
Acquired receivables not subject to ASC 310-30	$727,729	$907,210	$14,506

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Pro Forma Financial Information

The results of operations of MBT have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedules includes pro forma results for the three months and nine months ended September 30, 2019 and the annual period ended December 31, 2018, as if the MBT acquisition occurred as of the beginning of the periods presented.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue (net interest income plus other income)	$120,606	$351,121
Net income available to common shareholders	$30,835	$110,958
Earnings per share:
Basic	$0.55	$1.98
Diluted	$0.54	$1.97

		Year Ended December 31, 2018
Total revenue (net interest income plus other income)		$474,842
Net income available to common shareholders		$174,900
Earnings per share:
Basic		$3.13
Diluted		$3.12

The pro forma information includes adjustments for interest income on loans and investments, interest expense on deposits and borrowings, premises expense for banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the three months ended September 30, 2019 includes operating revenue from MBT of $4.9 million since the date of acquisition. Additionally $17.3 million, net of tax, of non-recurring expenses directly attributable to the MBT acquisition were included in the three months ended September 30, 2019 pro forma information.

The pro forma information for the nine months ended September 30, 2019, includes operating revenue from MBT $4.9 million since the date of acquisition. Additionally $18.2 million, net of tax, of non-recurring expenses directly attributable to the MBT acquisition were included in the nine months ended September 30, 2019 pro forma information.

The pro forma information for the year ended December 31, 2018 includes operating results from MBT as if the acquisition occurred at the beginning of the year. Additionally, $877,000, net of tax, of non-recurring expenses directly attributable to the MBT acquisition were included in the year ended December 31, 2018 pro forma information.

The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, or intended to be a projection of future results.

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2019
U.S. Government-sponsored agency securities	$48,553	$450	$26	$48,977
State and municipal	754,846	42,663	634	796,875
U.S. Government-sponsored mortgage-backed securities	789,887	11,660	1,031	800,516
Corporate obligations	31	—	—	31
Total available for sale	1,593,317	54,773	1,691	1,646,399
Held to maturity at September 30, 2019
U.S. Government-sponsored agency securities	42,434	4	95	42,343
State and municipal	355,263	15,841	40	371,064
U.S. Government-sponsored mortgage-backed securities	443,824	7,024	462	450,386
Foreign investment	1,500	—	7	1,493
Total held to maturity	843,021	22,869	604	865,286
Total Investment Securities	$2,436,338	$77,642	$2,295	$2,511,685

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

The change in unrealized gains/losses from December 31, 2018 to September 30, 2019 is primarily due to the changes in interest rates.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities held in the portfolio.

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2019:
Due in one year or less	$1,134	$1,139	$13,833	$13,894
Due after one through five years	4,527	4,638	55,424	55,783
Due after five through ten years	83,254	85,475	100,501	104,733
Due after ten years	714,515	754,631	229,439	240,490
	803,430	845,883	399,197	414,900
U.S. Government-sponsored mortgage-backed securities	789,887	800,516	443,824	450,386
Total Investment Securities	$1,593,317	$1,646,399	$843,021	$865,286

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2018
Due in one year or less	$13,092	$13,144	$4,732	$4,730
Due after one through five years	5,311	5,378	49,054	48,473
Due after five through ten years	73,280	74,411	62,873	64,163
Due after ten years	527,835	526,815	104,868	105,601
	619,518	619,748	221,527	222,967
U.S. Government-sponsored mortgage-backed securities	530,209	522,447	268,860	266,250
Total Investment Securities	$1,149,727	$1,142,195	$490,387	$489,217

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $632,275,000 at September 30, 2019, and $416,155,000 at December 31, 2018.

The book value of securities sold under agreements to repurchase amounted to $187,472,000 at September 30, 2019, and $116,691,000 at December 31, 2018.

Gross gains on the sales and redemptions of available for sale securities for the three and nine months ended September 30, 2019 and 2018 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales and Redemptions of Available for Sale Securities:
Gross gains	$393	$1,285	$3,376	$4,016
Gross losses	—	—	—	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2019, and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at September 30, 2019
U.S. Government-sponsored agency securities	$25,033	$26	$—	$—	$25,033	$26
State and municipal	53,220	634	—	—	53,220	634
U.S. Government-sponsored mortgage-backed securities	155,175	939	27,238	92	182,413	1,031
Total Temporarily Impaired Available for Sale Securities	233,428	1,599	27,238	92	260,666	1,691
Temporarily Impaired Held to Maturity Securities at September 30, 2019
U.S. Government-sponsored agency securities	23,983	35	12,440	60	36,423	95
State and municipal	3,351	40	—	—	3,351	40
U.S. Government-sponsored mortgage-backed securities	122,572	426	8,567	36	131,139	462
Foreign investment	1,493	7	—	—	1,493	7
Total Temporarily Impaired Held to Maturity Securities	151,399	508	21,007	96	172,406	604
Total Temporarily Impaired Investment Securities	$384,827	$2,107	$48,245	$188	$433,072	$2,295

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2018
U.S. Government-sponsored agency securities	$1,490	$3	$—	$—	$1,490	$3
State and municipal	234,431	3,958	38,028	1,896	272,459	5,854
U.S. Government-sponsored mortgage-backed securities	196,601	2,400	217,121	5,996	413,722	8,396
Total Temporarily Impaired Available for Sale Securities	432,522	6,361	255,149	7,892	687,671	14,253
Temporarily Impaired Held to Maturity Securities at December 31, 2018
U.S. Government-sponsored agency securities	—	—	22,073	545	22,073	545
State and municipal	14,952	369	16,786	503	31,738	872
U.S. Government-sponsored mortgage-backed securities	102,828	876	87,268	2,447	190,096	3,323
Foreign investment	—	—	999	1	999	1
Total Temporarily Impaired Held to Maturity Securities	117,780	1,245	127,126	3,496	244,906	4,741
Total Temporarily Impaired Investment Securities	$550,302	$7,606	$382,275	$11,388	$932,577	$18,994

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2019	December 31, 2018
Investments reported at less than historical cost:
Historical cost	$435,367	$951,571
Fair value	433,072	932,577
Gross unrealized losses	$2,295	$18,994
Percent of the Corporation's investment portfolio	17.4%	57.1%

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at September 30, 2019.

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal Securities, U.S. Government-Sponsored Agency Securities and Foreign Investment Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2019. The state and municipal securities portfolio contains unrealized losses of $634,000 on twenty-six securities and $40,000 on two securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains unrealized losses of $26,000 on two securities in the available for sale portfolio and $95,000 on five securities in the held to maturity portfolio. The foreign investment securities portfolio contains no unrealized losses in the available for sale portfolio, and $7,000 on one security in the held to maturity portfolio.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2019. The mortgage-backed securities portfolio contains unrealized losses of $1,031,000 on thirty-one securities and $462,000 on sixteen securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a U.S. government-sponsored entity.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of September 30, 2019, and December 31, 2018, were $7,910,000 and $4,778,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2019	December 31, 2018
Commercial and industrial loans	$2,034,311	$1,726,664
Agricultural production financing and other loans to farmers	90,462	92,404
Real estate loans:
Construction	670,138	545,729
Commercial and farmland	3,144,649	2,832,102
Residential	1,155,403	966,421
Home equity	601,335	528,157
Individuals' loans for household and other personal expenditures	131,246	99,788
Public finance and other commercial loans	471,716	433,202
Loans	8,299,260	7,224,467
Allowance for loan losses	(80,571)	(80,552)
Net Loans	$8,218,689	$7,143,915

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at September 30, 2019. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, June 30, 2019	$33,202	$29,531	$4,070	$14,471	$81,274
Provision for losses	130	370	40	60	600
Recoveries on loans	149	143	105	199	596
Loans charged off	(480)	(1,078)	(109)	(232)	(1,899)
Balances, September 30, 2019	$33,001	$28,966	$4,106	$14,498	$80,571

	Nine Months Ended September 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	466	1,459	181	194	2,300
Recoveries on loans	1,035	1,166	323	511	3,035
Loans charged off	(1,157)	(3,268)	(362)	(529)	(5,316)
Balances, September 30, 2019	$33,001	$28,966	$4,106	$14,498	$80,571

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, June 30, 2018	$31,467	$27,731	$3,921	$14,424	$77,543
Provision for losses	256	410	159	575	1,400
Recoveries on loans	658	306	46	165	1,175
Loans charged off	(313)	(501)	(194)	(704)	(1,712)
Balances, September 30, 2018	$32,068	$27,946	$3,932	$14,460	$78,406

	Nine Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,420	$27,343	$3,732	$13,537	$75,032
Provision for losses	1,567	1,448	493	2,055	5,563
Recoveries on loans	2,060	1,858	233	915	5,066
Loans charged off	(1,979)	(2,703)	(526)	(2,047)	(7,255)
Balances, September 30, 2018	$32,068	$27,946	$3,932	$14,460	$78,406

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated.

	September 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$1,680	$124	$—	$457	$2,261
Collectively evaluated for impairment	31,321	28,842	4,106	14,041	78,310
Total Allowance for Loan Losses	$33,001	$28,966	$4,106	$14,498	$80,571
Loan Balances:
Individually evaluated for impairment	$4,310	$9,371	$4	$2,589	$16,274
Collectively evaluated for impairment	2,590,318	3,792,239	131,242	1,752,443	8,266,242
Loans acquired with deteriorated credit quality	1,861	13,177	—	1,706	16,744
Loans	$2,596,489	$3,814,787	$131,246	$1,756,738	$8,299,260

	December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$—	$1,435	$1	$436	$1,872
Collectively evaluated for impairment	32,657	28,174	3,963	13,886	78,680
Total Allowance for Loan Losses	$32,657	$29,609	$3,964	$14,322	$80,552
Loan Balances:
Individually evaluated for impairment	$1,838	$17,756	$18	$2,413	$22,025
Collectively evaluated for impairment	2,248,330	3,347,686	99,770	1,490,872	7,186,658
Loans acquired with deteriorated credit quality	2,102	12,389	—	1,293	15,784
Loans	$2,252,270	$3,377,831	$99,788	$1,494,578	$7,224,467

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10. This includes loans acquired with deteriorated credit quality totaling $1,798,000 with $453,000 of related allowance for loan losses at September 30, 2019 and $1,541,000 with no related allowance for loan losses at December 31, 2018.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2019	December 31, 2018
Commercial and industrial loans	$2,065	$1,803
Agriculture production financing and other loans to farmers	3,150	679
Real estate loans:
Construction	1,027	8,667
Commercial and farmland	9,265	8,156
Residential	5,381	4,966
Home equity	1,737	1,481
Individuals' loans for household and other personal expenditures	103	42
Public finance and other commercial loans	—	354
Total	$22,728	$26,148

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$897	$877	$—
Agriculture production financing and other loans to farmers	1,023	1,012	—
Real estate Loans:
Commercial and farmland	10,118	8,047	—
Residential	207	189	—
Total	$12,245	$10,125	$—
Impaired loans with related allowance:
Commercial and industrial loans	$563	$329	$329
Agriculture production financing and other loans to farmers	2,144	2,092	1,351
Real estate Loans:
Commercial and farmland	2,061	1,324	124
Residential	2,079	2,055	389
Home equity	362	345	68
Individuals' loans for household and other personal expenditures	4	4	—
Total	$7,213	$6,149	$2,261
Total Impaired Loans	$19,458	$16,274	$2,261

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$828	$806	$—
Agriculture production financing and other loans to farmers	679	679	—
Real estate Loans:
Construction	1,352	614	—
Commercial and farmland	11,176	8,994	—
Residential	118	100	—
Home equity	49	48	—
Public finance and other commercial loans	353	353	—
Total	$14,555	$11,594	$—
Impaired loans with related allowance:
Real estate Loans:
Construction	$7,978	$7,977	$1,429
Commercial and farmland	171	171	6
Residential	1,958	1,907	362
Home equity	376	358	74
Individuals' loans for household and other personal expenditures	18	18	1
Total	$10,501	$10,431	$1,872
Total Impaired Loans	$25,056	$22,025	$1,872

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$877	$—	$881	$—
Agriculture production financing and other loans to farmers	1,012	—	1,014	—
Real estate Loans:
Construction	—	—	339	—
Commercial and farmland	8,075	39	8,651	117
Residential	189	—	190	2
Total	$10,153	$39	$11,075	$119
Impaired loans with related allowance:
Commercial and industrial loans	$329	$—	$329	$—
Agriculture production financing and other loans to farmers	2,100	—	2,123	—
Real estate Loans:
Commercial and farmland	1,324	—	1,324	—
Residential	2,072	15	2,095	47
Home equity	346	3	350	9
Individuals' loans for household and other personal expenditures	4	—	5	—
Total	$6,175	$18	$6,226	$56
Total Impaired Loans	$16,328	$57	$17,301	$175

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$979	$—	$994	$—
Agriculture production financing and other loans to farmers	640	—	640	—
Real estate Loans:
Construction	614	—	930	—
Commercial and farmland	12,098	40	12,733	128
Residential	62	1	63	2
Individuals' loans for household and other personal expenditures	9	—	10	—
Total	$14,402	$41	$15,370	$130
Impaired loans with related allowance:
Real estate Loans:
Residential	1,797	13	1,812	37
Home equity	364	3	367	8
Total	$2,161	$16	$2,179	$45
Total Impaired Loans	$16,563	$57	$17,549	$175

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

	September 30, 2019
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,923,043	$62,219	$48,719	$329	$1	$—	$—	$2,034,311
Agriculture production financing and other loans to farmers	70,715	5,681	13,867	—	—	199	—	90,462
Real estate Loans:
Construction	638,040	288	1,818	—	—	29,992	—	670,138
Commercial and farmland	2,963,113	73,429	101,025	—	—	7,082	—	3,144,649
Residential	198,986	3,492	7,195	—	—	940,613	5,117	1,155,403
Home equity	30,813	121	872	—	—	567,865	1,664	601,335
Individuals' loans for household and other personal expenditures	—	—	—	—	—	131,143	103	131,246
Public finance and other commercial loans	471,716	—	—	—	—	—	—	471,716
Loans	$6,296,426	$145,230	$173,496	$329	$1	$1,676,894	$6,884	$8,299,260

	December 31, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,660,879	$23,246	$42,539	$—	$—	$—	$—	$1,726,664
Agriculture production financing and other loans to farmers	78,446	5,966	7,992	—	—	—	—	92,404
Real estate Loans:
Construction	492,358	2,185	24,224	—	—	25,419	1,543	545,729
Commercial and farmland	2,669,491	76,037	84,288	—	—	2,285	1	2,832,102
Residential	170,075	7,373	2,076	—	—	782,080	4,817	966,421
Home equity	24,653	535	457	—	—	500,996	1,516	528,157
Individuals' loans for household and other personal expenditures	—	—	—	—	—	99,741	47	99,788
Public finance and other commercial loans	432,849	—	353	—	—	—	—	433,202
Loans	$5,528,751	$115,342	$161,929	$—	$—	$1,410,521	$7,924	$7,224,467

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of September 30, 2019, and December 31, 2018:

	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,026,547	$5,468	$231	$—	$2,065	$7,764	$2,034,311
Agriculture production financing and other loans to farmers	87,274	—	38	—	3,150	3,188	90,462
Real estate loans:
Construction	669,111	—	—	—	1,027	1,027	670,138
Commercial and farmland	3,132,460	2,219	705	—	9,265	12,189	3,144,649
Residential	1,145,240	4,238	526	18	5,381	10,163	1,155,403
Home equity	596,472	2,547	515	64	1,737	4,863	601,335
Individuals' loans for household and other personal expenditures	130,641	319	183	—	103	605	131,246
Public finance and other commercial loans	471,716	—	—	—	—	—	471,716
Loans	$8,259,461	$14,791	$2,198	$82	$22,728	$39,799	$8,299,260

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$195	$185	3	$456	$439	8
Total	$195	$185	3	$456	$439	8

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$154	$140	4	$490	$487	11
Home equity	65	65	1	81	81	3
Individuals' loans for household and other personal expenditures	—	—	—	7	8	1
Total	$219	$205	5	$578	$576	15

The following tables summarize the recorded investment of troubled debt restructures as of September 30, 2019 and 2018, by modification type, that occurred during the periods indicated:

	Three Months Ended September 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$—	$184	$184
Total	$—	$—	$184	$184

	Nine Months Ended September 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$88	$345	$433
Total	$—	$88	$345	$433

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$47	$93	$140
Home equity	—	65	—	65
Total	$—	$112	$93	$205

	Nine Months Ended September 30, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$208	$239	$447
Home equity	77	76	—	153
Individuals' loans for household and other personal expenditures	—	6	—	6
Total	$77	$290	$239	$606

Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three and nine months ended September 30, 2019. The same loan classification made up 100 percent and 99 percent of the post-modification balance of troubled debt restructured loans made in the three and nine months ended September 30, 2018, respectively.

The following tables summarize troubled debt restructures that occurred during the twelve months ended September 30, 2019 and 2018, that subsequently defaulted during the period indicated and remained in default at period end. A loan is considered in default if it is 30-days or more past due.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$85	1	$85
Total	1	$85	1	$85

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$262	1	$262
Residential	2	83	4	152
Individuals' loans for household and other personal expenditures	1	11	1	11
Total	4	$356	6	$425

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $683,000 and $800,000 at September 30, 2019 and December 31, 2018, respectively.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

PURCHASED CREDIT IMPAIRED LOANS

Purchased Credit Impaired Loans are included in NOTE 4. LOANS AND ALLOWANCE of these Notes to Consolidated Condensed Financial Statements. As described in NOTE 4, purchased loans are recorded at the acquisition date fair value, which could result in a fair value discount or premium. Purchased loans with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for under ASC 310-30, Loans Acquired with Deteriorated Credit Quality. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into earnings over the term of the loans.

The carrying amount of Purchased Credit Impaired Loans as of September 30, 2019 was $18.5 million with allowance for loan loss of $453,000. The carrying amount of Purchased Credit Impaired Loans as of December 31, 2018 was $17.3 million with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Accretable yield beginning balance	$1,914	$2,143
Additions	576	576
Accretion	(420)	(1,638)
Reclassification from nonaccretable	374	1,363
Disposals	(165)	(165)
Accretable yield ending balance	$2,279	$2,279

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Accretable yield beginning balance	$2,423	$2,890
Additions	—	—
Accretion	(1,004)	(2,441)
Reclassification from nonaccretable	798	1,768
Disposals	(16)	(16)
Accretable yield ending balance	$2,201	$2,201

The following table presents loans acquired, as of the acquisition date, during the nine months ended September 30, 2019, for which it was probable that all contractually required payments would not be collected. There were no loans acquired during the nine months ended September 30, 2018.

MBT
Contractually required payments receivable at acquisition date	$6,840
Nonaccretable difference	2,733
Expected cash flows at acquisition date	4,107
Accretable difference	576
Basis in loans at acquisition date	$3,531

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The MBT acquisition on September, 1, 2019 resulted in $97,844,000 of goodwill. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements.

2019
Balance, January 1	$445,355
Goodwill acquired	97,844
Balance, September 30	$543,199

2018
Balance, January 1	$445,355
Goodwill acquired	—
Balance, December 31	$445,355

NOTE 7

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The MBT acquisition on September 1, 2019 resulted in a core deposit intangible of $16,527,000. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements.

The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	September 30, 2019	December 31, 2018
Gross carrying amount	$85,869	$85,869
Core deposit intangibles acquired	16,527	—
Accumulated amortization	(65,844)	(61,440)
Total other intangibles	$36,552	$24,429

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2019	$1,591
2020	5,987
2021	5,429
2022	5,027
2023	4,827
After 2023	13,691
$36,552

NOTE 8

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

ROU assets represent the Corporation's right to use an underlying asset for the lease term and lease liabilities represent the Corporation's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Corporation's leases do not provide an implicit rate, the Corporation typically uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease. The exercise of such lease renewal options is at the Corporation's sole discretion and is not included in the present value of lease obligations unless it is reasonably certain that the option will be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of the Corporation's lease agreements include rental payments adjusted periodically for inflation. The Corporation's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Corporation does not have any material sublease agreements.

Supplemental balance sheet information related to leases is presented in the table below as of September 30, 2019.

September 30, 2019
Operating lease assets	$21,446
Total lease assets	$21,446

Operating lease liabilities	$22,108
Total Lease liabilities	$22,108

Weighted average remaining lease term (years)
Operating leases	9.0
Weighted average discount rate
Operating leases	3.39%

The table below presents the components of lease expense for the periods indicated.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost:
Operating lease cost	$899	$2,705
Short-term lease cost	47	120
Variable lease cost	252	763
Sublease income	$(6)	$(6)
Total lease cost	$1,192	$3,582

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
Remaining 2019	$900
2020	3,425
2021	3,147
2022	3,024
2023	2,645
2024 and after	12,777
Total lease payments	$25,918
Less: Present value discount	3,810
Present value of lease liabilities	$22,108

Other Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,521
ROU assets obtained in exchange for new operating lease liabilities	$23,496

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million that were designated as cash flow hedges. As of December 31, 2018, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2019, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. During the nine months ended September 30, 2019 and 2018, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $475,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2019, the notional amount of customer-facing swaps was approximately $625,549,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2019, and December 31, 2018.

	Asset Derivatives				Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$135	Other Liabilities	$1,730	Other Liabilities	$688
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$37,899	Other Assets	$11,948	Other Liabilities	$37,899	Other Liabilities	$11,948

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation's derivative hedge asset and derivative hedge liability increased $25.8 million and $27.0 million, respectively from December 31, 2018. The increases are primarily due to a $147.8 million increase in outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of September 30, 2019 compared to December 31, 2018.

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest Rate Products	$(178)	$210	$(1,270)	$1,009

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2019 and 2018.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Interest rate contracts	Interest Expense	$(104)	$(93)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest rate contracts	Interest Expense	$(247)	$(368)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2019, the termination value of derivatives in a net liability position related to these agreements was $39,707,000. As of September 30, 2019, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $49,255,000. The Corporation did not breach any of these provisions as of September 30, 2019, but if the Corporation had breached these provisions, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 10

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2019, and December 31, 2018.

		Fair Value Measurements Using:
September 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$48,977	$—	$48,977	$—
State and municipal	796,875	—	794,014	2,861
U.S. Government-sponsored mortgage-backed securities	800,516	—	800,512	4
Corporate obligations	31	—	—	31
Interest rate swap asset	37,899	—	37,899	—
Interest rate swap liability	39,629	—	39,629	—

		Fair Value Measurements Using:
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$13,582	$—	$13,582	$—
State and municipal	606,135	—	602,842	3,293
U.S. Government-sponsored mortgage-backed securities	522,447	—	522,443	4
Corporate obligations	31	—	—	31
Interest rate swap and cap asset	12,083	—	12,083	—
Interest rate swap liability	12,636	—	12,636	—

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2019 or December 31, 2018.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2019 and 2018.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of the period	$2,975	$3,970	$3,328	$3,978
Included in other comprehensive income	6	(35)	85	(59)
Principal payments	(85)	(620)	(517)	(604)
Ending balance	$2,896	$3,315	$2,896	$3,315

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2019 and 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for September 30, 2019, and December 31, 2018.

		Fair Value Measurements Using
September 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$6,939	$—	$—	$6,939
Other real estate owned	220	—	—	220

		Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$11,866	$—	$—	$11,866
Other real estate owned	657	—	—	657

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2019 and December 31, 2018.

September 30, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,861	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps

Impaired loans (collateral dependent)	$6,939	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (2%)

Other real estate owned	$220	Appraisals	Discount to reflect current market conditions	0% - 51% (31%)

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019, and December 31, 2018.

		September 30, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$202,383	$202,383	$—	$—
Interest-bearing time deposits	230,101	230,101	—	—
Investment securities available for sale	1,646,399	—	1,643,503	2,896
Investment securities held to maturity	843,021	—	832,750	32,536
Loans held for sale	7,910	—	7,910	—
Loans	8,218,689	—	—	8,206,069
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	37,899	—	37,899	—
Interest receivable	45,923	—	45,923	—
Liabilities:
Deposits	$9,765,451	$7,992,716	$1,752,081	$—
Borrowings:
Federal funds purchased	—	—	—	—
Securities sold under repurchase agreements	191,603	—	191,603	—
Federal Home Loan Bank advances	354,609	—	357,166	—
Subordinated debentures and term loans	138,630	—	124,453	—
Interest rate swap liability	39,629	—	39,629	—
Interest payable	7,855	—	7,855	—

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

NOTE 11

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2019 and December 31, 2018 were:

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$181,412	$—	$1,769	$8,422	$191,603

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$104,883	$1,014	$7,615	$—	$113,512

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2019 and 2018:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	50,545	(1,003)	—	49,542
Amounts reclassified from accumulated other comprehensive income	(2,667)	195	—	(2,472)
Period change	47,878	(808)	—	47,070
Balance at September 30, 2019	$41,535	$(1,367)	$(14,520)	$25,648

Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(30,032)	1,039	—	(28,993)
Amounts reclassified from accumulated other comprehensive income	(3,173)	291	—	(2,882)
Period change	(33,205)	1,330	—	(31,875)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at September 30, 2018	$(22,303)	$(37)	$(13,069)	$(35,409)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2019 and 2018.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$393	$1,285	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(83)	(270)	Income tax expense
	$310	$1,015

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(104)	$(93)	Interest expense - subordinated debentures and term loans
Related income tax benefit	22	20	Income tax expense
	$(82)	$(73)

Total reclassifications for the period, net of tax	$228	$942

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$3,376	$4,016	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(709)	(843)	Income tax expense
	$2,667	$3,173

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(247)	$(368)	Interest expense - subordinated debentures and term loans
Related income tax benefit	52	77	Income tax expense
	$(195)	$(291)

Total reclassifications for the period, net of tax	$2,472	$2,882

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 3. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.
(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2019 was $1,062,000 and $2,887,000, respectively, compared to $891,000 and $2,546,000, respectively, for the three and nine months ended September 30, 2018. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 1.7 percent for the nine months ended September 30, 2019, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock and ESPP Options
Pre-tax compensation expense	$36	$39	$72	$88
Income tax benefit	—	(15)	(57)	(153)
Stock and ESPP option expense, net of income taxes	$36	$24	$15	$(65)
Restricted Stock Awards
Pre-tax compensation expense	$1,026	$852	$2,815	$2,458
Income tax benefit	(226)	(202)	(951)	(952)
Restricted stock awards expense, net of income taxes	$800	$650	$1,864	$1,506
Total Share-Based Compensation
Pre-tax compensation expense	$1,062	$891	$2,887	$2,546
Income tax benefit	(226)	(217)	(1,008)	(1,105)
Total share-based compensation expense, net of income taxes	$836	$674	$1,879	$1,441

As of September 30, 2019, unrecognized compensation expense related to RSAs was $8,560,000 and is expected to be recognized over a weighted-average period of 1.82 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of September 30, 2019 and changes during the nine months ended September 30, 2019, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	76,300	$12.40
Exercised	(12,950)	$9.32
Cancelled	—	$—
Outstanding September 30, 2019	63,350	$13.03	2.55	$1,558,945
Vested and Expected to Vest at September 30, 2019	63,350	$13.03	2.55	$1,558,945
Exercisable at September 30, 2019	63,350	$13.03	2.55	$1,558,945

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2019.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $355,000 and $1,203,000, respectively. Cash receipts of stock options exercised during this same period were $121,000 and $1,093,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2019	344,362	$36.80
Granted	119,743	$37.08
Vested	(113,043)	$23.61
Forfeited	(2,400)	$40.54
Unvested RSAs at September 30, 2019	348,662	$41.51

The grant date fair value of ESPP options was estimated to be $36,000 at the beginning of the July 1, 2019 quarterly offering period. The ESPP options vested during the three months ending September 30, 2019, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2019.

NOTE 14

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$9,050	$10,414	$28,908	$29,500
Tax-exempt interest income	(2,637)	(2,118)	(7,307)	(6,178)
Share-based compensation	(11)	(38)	(402)	(570)
Tax-exempt earnings and gains on life insurance	(241)	(197)	(647)	(655)
Tax credits	(61)	(42)	(202)	(65)
Other	237	459	677	1,018
Actual Tax Expense	$6,337	$8,478	$21,027	$23,050

Effective Tax Rate	14.7%	17.1%	15.3%	16.4%

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019			2018
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$36,757	51,433,227	$0.71	$41,113	49,286,945	$0.83
Effect of potentially dilutive stock options and restricted stock awards		136,330			205,074
Diluted net income per share	$36,757	51,569,557	$0.71	$41,113	49,492,019	$0.83

	Nine Months Ended September 30,
	2019			2018
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$116,630	50,085,701	$2.33	$117,426	49,244,403	$2.38
Effect of potentially dilutive stock options and restricted stock awards		141,679			213,782
Diluted net income per share	$116,630	50,227,380	$2.32	$117,426	49,458,185	$2.37

For the three and nine months ended September 30, 2019 and 2018, there were no stock options with an option price greater than the average market price of the common shares.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

•	adverse developments in our loan and investment portfolios;

•	competitive factors in the banking industry, such as the trend towards consolidation in our market;

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate bank;

•	acquisitions of other businesses by us and integration of such acquired businesses;

•	our ability to implement and comply with the Settlement Agreement and Agreed Order entered into with the United States Department of Justice ("DOJ") related to our fair lending practices;

•	changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

We believe there have been no significant changes during the nine months ended September 30, 2019, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 130 banking locations in thirty Indiana, two Illinois, two Ohio and two Michigan counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported third quarter 2019 net income of $36.8 million, compared to $41.1 million during the third quarter of 2018. Diluted earnings per share for the period totaled $0.71 per share, compared to $0.83 per diluted share during the same period in 2018. Included in the third quarter results are $11.2 million, or $0.17 per share, of acquisition-related expenses associated with our acquisition of MBT on September 1, 2019. Year-to-date net income totaled $116.6 million, compared to $117.4 million during the same period in 2018. Diluted earnings per share for the nine months ended September 30, 2019 totaled $2.32, compared to $2.37 in the same period of 2018. Included in the results for the nine months ended September 30, 2019 are $11.9 million, or $0.19 per share, of acquisition-related expenses associated with our acquisition of MBT.

As of September 30, 2019, total assets equaled $12.3 billion, an increase of $2.4 billion from December 31, 2018, of which the MBT acquisition accounted for $1.5 billion of the increase. Details of the MBT acquisition are discussed within NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. Excluding the growth in total assets from MBT, organic asset growth totaled $989.6 million, or an annualized 13.3 percent.

Cash and cash equivalents and interest-bearing time deposits increased $256.3 million from December 31, 2018. Total investment securities increased $856.8 million from December 31, 2018 as excess liquidity generated from deposit growth was used to invest in the bond portfolio. The MBT acquisition attributed to $291.5 million of the increase in cash and cash equivalents and interest-bearing time deposits and $212.2 million of the increase in investment securities.

The Corporation's total loan portfolio increased $1.1 billion from December 31, 2018. Loans acquired as part of the MBT acquisition represented $731.3 million of the increase. Organic loan growth during the first nine months of 2019 was $346.7 million, or an annualized 6.4 percent. The largest loan segments that experienced increases were commercial and farmland real estate, commercial and industrial and residential. The largest loan segment that experienced a decrease was agricultural production financing and other loans to farmers. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s allowance for loan losses totaled $80.6 million as of September 30, 2019 and equaled 0.97 percent of total loans.  The Corporation's provision expense and net charge offs for the three months ended September 30, 2019 were $600,000 and $1.3 million, respectively, compared to provision expense and net charge offs of $1.4 million and $537,000, respectively, during the same period of 2018. For the nine months ended September 30, 2019, the Corporation's provision expense and net charge offs were both $2.3 million, compared to provision expense and net charge offs of $5.6 million and $2.2 million, respectively, during the same period in 2018. Credit metrics continue to improve and are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Goodwill and other intangibles increased $97.8 million and $12.1 million, net of amortization, respectively, due to the MBT acquisition. Cash surrender value of life insurance increased $61.8 million, with $59.5 million of the increase as a result of the MBT acquisition.

The Corporation's tax asset, deferred and receivable, equaled $15.2 million as of September 30, 2019 and decreased $8.5 million from December 31, 2018. At December 31, 2018, the Corporation's available for sale investment portfolio had an unrealized loss of $7.5 million, compared to an unrealized gain at September 30, 2019 of $53.1 million. The change in unrealized gains/losses from December 31, 2018 to September 30, 2019 is primarily due to the changes in interest rates.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities held in the portfolio. This change resulted in a deferred tax asset of $1.7 million at December 31, 2018 changing to a deferred tax liability at September 30, 2019 of $9.7 million. Offsetting this decrease in the Corporation's tax asset, deferred and receivable was an increase of $5.0 million as a result of the MBT acquisition.

The Corporation's other assets increased $51.8 million from December 31, 2018 due in part to implementation of new lease accounting guidance in ASU 2016-02, Leases (Topic 842), associated with the Corporation's leased banking center locations. As of September 30, 2019, the Corporation's right of use asset (recorded in other assets) was $21.4 million and the lease liability (recorded in other liabilities) was $22.1 million. The new lease accounting guidance and lease disclosures are discussed within NOTE 1. GENERAL and NOTE 8. LEASES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Additionally, the Corporation's derivative hedge asset (recorded in other assets) and derivative hedge liability (recorded in other liabilities), related to the Corporation's interest rate swaps with commercial banking customers, which are simultaneously hedged by offsetting interest rate swaps with a third party, increased $26.0 million and $27.0 million, respectively from December 31, 2018. The increases were primarily due to a $147.8 million increase in outstanding notional balance and yield curve rates used for valuation purposes were lower at each term point as of September 30, 2019 compared to December 31, 2018.

As of September 30, 2019, total deposits equaled $9.8 billion, an increase of $2.0 billion from December 31, 2018. MBT accounted for $1.1 billion of the deposit growth, while organic deposit growth totaled $905 million, or an annualized 15.6 percent. As interest rates have risen, the Corporation experienced a decrease in non-interest bearing deposits, which were offset by increases in interest-bearing deposits. After excluding the MBT deposits acquired, the Corporation experienced increases from December 31, 2018 in demand accounts of $600.7 million, savings accounts of $128.8 million and certificates of deposit of $192.6 million. Those increases were offset by a $17.2 million decrease in brokered deposits from December 31, 2018.

Total borrowings increased $13.9 million as of September 30, 2019, compared to December 31, 2018. Federal funds purchased decreased $104 million from December 31, 2018 as a result of excess liquidity generated from deposit growth. Securities sold under repurchase agreements increased $78.1 million compared to year end 2018, of which the MBT acquisition accounted for an increase of $94.8 million. Federal Home Loan Bank advances increased $39.6 million compared to December 31, 2018 with the MBT acquisition accounting for $10.9 million.

The Corporation's other liabilities as of September 30, 2019 increased $72.6 million compared to December 31, 2018. The MBT acquisition accounted for $9.3 million of the increase. Additionally, at September 30, 2019, the Corporation accrued $13.9 million for trade date accounting related to investment securities purchases. As a result of the implementation of the new lease accounting guidance noted above, the Corporation's lease liability totaled $22.1 million at September 30, 2019. Additionally, as noted above, the Corporation's derivative hedge liability increased by $27.0 million from December 31, 2018.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81 percent of revenues for the nine months ended September 30, 2019. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for all periods, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the three and nine months ended September 30, 2019, the increases in net interest income and earning assets were primarily attributable to the September 2019 MBT acquisition, in addition to, core organic loan and deposit growth and an increase in the investment securities portfolio. Details regarding the MBT acquisition and earning assets are discussed in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the third quarter of 2019, asset yields decreased 11 basis points FTE compared to the same period in 2018 as a result of the Federal Reserve's interest rate decrease of 25 basis points at each of the Board's July and September 2019 meetings, compared to an interest rate increase at each of the Board's June and September 2018 meetings. Average earning assets increased $1.4 billion in the third quarter of 2019 compared to the third quarter of 2018. The increase in earning assets attributable to the MBT acquisition totaled $1.2 billion. Interest costs increased 36 basis points, resulting in a 47 basis point FTE decrease in net interest spread as compared to the same period in 2018. Interest costs have increased as both core deposits and wholesale funding rates increased year-over-year. Net interest margin, on a tax equivalent basis, decreased to 3.62 percent for the third quarter of 2019 compared to 4.05 percent during the same period in 2018. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $2.5 million, which accounted for 10 basis points of net interest margin in the third quarter of 2019. Comparatively, the Corporation recognized $3.2 million of accretion income, for the three months ended September 30, 2018, or 15 basis points of net interest margin.

In the nine months ended September 30, 2019, asset yields increased 11 basis points FTE compared to the same period in 2018. Asset yields increased primarily as a result of the Federal Reserve's interest rate increases of 25 basis points at each of the Board's March, June, September and December 2018 meetings, which were then offset by 25 basis point decreases in each of the Board's July and September 2019 meetings. Average earning assets increased $961.1 million in the nine months ended September 30, 2019 compared to the same period in 2018. Interest costs increased 44 basis points as both core deposits and wholesale funding rates increased year-over-year. Net interest margin, on a tax equivalent basis, decreased to 3.72 percent for the nine months ended September 30, 2019 compared to 3.99 percent during the same period in 2018. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $7.0 million, which accounted for 10 basis points of net interest margin for the nine months ended September 30, 2019. Comparatively, the Corporation recognized $10.2 million of accretion income, for the nine months ended September 30, 2018, or 16 basis points of net interest margin.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended September 30, 2019, and 2018.

(Dollars in Thousands)	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$262,082	$1,363	2.06%	$52,027	$270	2.08%
Federal Home Loan Bank stock	24,633	355	5.76	24,588	283	4.60
Investment Securities: (1)
Taxable	1,104,612	6,729	2.44	857,507	5,514	2.57
Tax-Exempt (2)	1,027,528	10,551	4.11	776,942	8,219	4.23
Total Investment Securities	2,132,140	17,280	3.24	1,634,449	13,733	3.36
Loans held for sale	21,913	274	5.00	11,038	142	5.15
Loans: (3)
Commercial	5,674,956	77,370	5.45	5,226,284	71,223	5.45
Real Estate Mortgage	822,874	9,518	4.63	739,356	8,383	4.54
Installment	715,428	9,688	5.42	655,738	8,731	5.33
Tax-Exempt (2)	538,157	5,696	4.23	467,278	4,761	4.08
Total Loans	7,773,328	102,546	5.28	7,099,694	93,240	5.25
Total Earning Assets	10,192,183	121,544	4.77%	8,810,758	107,526	4.88%
Net unrealized gain (loss) on securities available for sale	30,353			(15,245)
Allowance for loan losses	(80,918)			(77,763)
Cash and cash equivalents	143,266			128,557
Premises and equipment	99,021			94,422
Other assets	893,837			815,951
Total Assets	$11,277,742			$9,756,680
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$3,134,675	$9,285	1.18%	$2,399,477	$4,909	0.82%
Money market deposits	1,307,647	3,766	1.14	1,062,154	1,551	0.58
Savings deposits	1,244,859	2,523	0.80	1,081,369	1,500	0.55
Certificates and other time deposits	1,736,759	9,256	2.11	1,536,697	5,725	1.49
Total Interest-bearing Deposits	7,423,940	24,830	1.33	6,079,697	13,685	0.90
Borrowings	660,107	4,370	2.59	741,092	4,629	2.50
Total Interest-bearing Liabilities	8,084,047	29,200	1.43	6,820,789	18,314	1.07
Noninterest-bearing deposits	1,498,282			1,523,928
Other liabilities	98,818			53,059
Total Liabilities	9,681,147			8,397,776
Stockholders' Equity	1,596,595			1,358,904
Total Liabilities and Stockholders' Equity	$11,277,742	29,200		$9,756,680	18,314
Net Interest Income (FTE)		$92,344			$89,212
Net Interest Spread (FTE) (4)			3.34%			3.81%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.77%			4.88%
Interest Expense / Average Earning Assets			1.15%			0.83%
Net Interest Margin (FTE) (5)			3.62%			4.05%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2019 and 2018. These totals equal $3,412 and $2,726 for the three months ended September 30, 2019 and 2018, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing time deposits	$184,640	$3,022	2.18%	$76,570	$1,034	1.80%
Federal Reserve and Federal Home Loan Bank stock	24,603	1,028	5.57	24,521	950	5.17
Investment Securities: (1)
Taxable	1,021,102	19,822	2.59	840,425	16,044	2.55
Tax-Exempt (2)	923,030	28,684	4.14	753,176	23,880	4.23
Total Investment Securities	1,944,132	48,506	3.33	1,593,601	39,924	3.34
Loans held for sale	13,618	512	5.01	9,520	363	5.08
Loans: (3)
Commercial	5,469,377	224,766	5.48	5,116,405	200,886	5.24
Real Estate Mortgage	778,778	26,526	4.54	732,469	25,174	4.58
Installment	686,055	28,351	5.51	637,140	24,986	5.23
Tax-Exempt (2)	517,082	16,325	4.21	466,926	13,910	3.97
Total Loans	7,464,910	296,480	5.30	6,962,460	265,319	5.08
Total Earning Assets	9,618,285	349,036	4.84%	8,657,152	307,227	4.73%
Net unrealized gain on securities available for sale	12,856			(11,616)
Allowance for loan losses	(81,172)			(76,944)
Cash and cash equivalents	130,587			129,181
Premises and equipment	94,628			94,897
Other assets	848,480			817,549
Total Assets	$10,623,664			$9,610,219
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$2,921,762	$24,844	1.13%	$2,236,644	$12,013	0.72%
Money market deposits	1,222,860	10,057	1.10	1,077,792	4,270	0.53
Savings deposits	1,187,173	7,315	0.82	1,041,600	3,214	0.41
Certificates and other time deposits	1,652,141	25,295	2.04	1,504,851	15,355	1.36
Total Interest-bearing Deposits	6,983,936	67,511	1.29	5,860,887	34,852	0.79
Borrowings	636,295	12,997	2.72	754,054	13,466	2.38
Total Interest-bearing Liabilities	7,620,231	80,508	1.41	6,614,941	48,318	0.97
Noninterest-bearing deposits	1,413,120			1,605,300
Other liabilities	87,839			58,111
Total Liabilities	9,121,190			8,278,352
Stockholders' Equity	1,502,474			1,331,867
Total Liabilities and Stockholders' Equity	$10,623,664	80,508		$9,610,219	48,318
Net Interest Income (FTE)		$268,528			$258,909
Net Interest Spread (FTE) (4)			3.43%			3.76%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.84%			4.73%
Interest Expense / Average Earning Assets			1.12%			0.74%
Net Interest Margin (FTE) (5)			3.72%			3.99%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2019 and 2018. These totals equal $9,452 and $7,936 for the nine months ended September 30, 2019 and 2018, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $2.6 million, or 13.3 percent, in the third quarter of 2019, compared to the third quarter of 2018. On September 1, 2019, the Corporation acquired MBT, which contributed $1.3 million to the third quarter 2019 increase in non-interest income. Details of the acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. The increased customer base from the acquisition, in addition to organic growth, resulted in an increase in customer related line items of $3.1 million in the third quarter of 2019 when compared to the same period in 2018. The largest increases were recognized in derivative hedge income, fiduciary and wealth management fees, card payment fees and service charges on deposit accounts which accounted for $2.7 million of the customer related line items increase.

These increases were partially offset by a decrease in net realized gains on sales of available for sale securities of $892,000 in the third quarter of 2019 when compared to the same period in 2018.

During the first nine months of 2019, non-interest income increased $5.2 million, or 9.0 percent, over the same period in 2018. The MBT acquisition accounted for $1.3 million of the increase in non-interest income in the first nine months of 2019. Customer related line items increased $5.5 million with the largest increase of $2.1 million resulting from growth in derivative hedge fees. Additionally, increases in the first nine months of 2019 when compared to the same period in 2018 were noted in service charges on deposit accounts, card payment fees and fiduciary and wealth management fees, which totaled $3.5 million.

These increases were partially offset by a decrease in net realized gains on sales of available for sale securities of $640,000 in the first nine months of 2019 when compared to the same period 2018.

NON-INTEREST EXPENSE

Non-interest expense increased $12.3 million, or 22.4 percent, in the third quarter of 2019, compared to the third quarter of 2018.  The most significant factor contributing to the increase was the acquisition of MBT, as the Corporation recorded $11.2 million of acquisition-related expenses, primarily consisting of $5.2 million of contract termination and core system conversion expenses, $4.5 million of employee severance and retention expenses and $1.3 million of professional and other outside services expense. In addition to the acquisition-related expenses, MBT operations after the acquisition resulted in non-interest expense of $1.8 million, of which $1.1 million was in salaries and employee benefits. Additionally, due to growth in our customer base, outside data processing fees increased $1.0 million when compared to the third quarter of 2018.

These increases were partially offset by a decrease in FDIC expense of $1.5 million in the third quarter of 2019 when compared to the same period in 2018. The decrease was due to assessment credits being issued as a result of the FDIC insurance fund reaching the FDIC's target minimum reserve ratio.

During the first nine months of 2019, non-interest expense increased $19.3 million, or 11.9 percent, compared to the first nine months of 2018. The most significant factor contributing to the increase was the acquisition of MBT, as the Corporation recorded $11.9 million of acquisition-related expenses, primarily consisting of $5.2 million of contract termination and core system conversion expenses, $4.5 million of employee severance and retention expenses and $1.5 million of professional and other outside services expense. In addition to the acquisition-related expenses, MBT operations after the acquisition resulted in non-interest expense of $1.8 million, of which $1.1 million was in salaries and employee benefits. Additionally, increases totaling $4.4 million were noted in equipment and software, outside data processing fees, and other real estate owned and foreclosure expense. Finally, marketing expense increased $1.6 million in the first nine months of 2019, compared to the same period in 2018, primarily due to fair lending settlement expenses.

These increases were partially offset by a decrease in FDIC expense of $1.6 million in the first nine months of 2019 when compared to the same period in 2018. The decrease was due to assessment credits being issued as a result of the FDIC insurance fund reaching the FDIC's target minimum reserve ratio.

INCOME TAXES

Income tax expense for the third quarter of 2019 was $6,337,000 on pre-tax net income of $43,094,000.  For the same period in 2018, income tax expense was $8,478,000 on pre-tax net income of $49,591,000. The effective income tax rates for the third quarter of 2019 and 2018 were 14.7 percent and 17.1 percent, respectively.

Income tax expense for the nine months ended September 30, 2019 was $21,027,000 on pre-tax net income of $137,657,000. For the same period in 2018, income tax expense was $23,050,000 on pre-tax net income of $140,476,000. The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 15.3 percent and 16.4 percent, respectively.

The lower effective income tax rates during the three and nine months ended September 30, 2019 when compared to the same periods in 2018 were primarily the result of an increase in tax-exempt interest income and a decrease in taxable income.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 14. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Stockholders' Equity

On September 1, 2019, the Corporation acquired 100 percent of MBT. Pursuant to the merger agreement, each MBT shareholder received 0.275 shares of the Corporation's common stock for each outstanding share of MBT common stock held. The Corporation issued approximately 6.4 million shares of common stock, which was valued at approximately $229.9 million. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Stock Repurchase Program

On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represents approximately 5 percent of the Corporation's outstanding shares. The actual timing, number and share price of shares purchased under the repurchase program will be determined at the Corporation's discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. During the three and nine months ended September 30, 2019, the Corporation repurchased 516,016 shares of common stock for a total amount of $19.0 million at an average price of $36.90. All shares repurchased under the stock repurchase program were retired upon settlement.

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

As of September 30, 2019, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of September 30, 2019 and December 31, 2018 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,361,560	14.37%	$757,930	8.00%	N/A	N/A
First Merchants Bank	1,243,540	13.05	762,218	8.00	$952,773	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,215,989	12.83%	$568,448	6.00%	N/A	N/A
First Merchants Bank	1,162,969	12.21	571,664	6.00	$762,218	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,149,681	12.14%	$426,336	4.50%	N/A	N/A
First Merchants Bank	1,162,969	12.21	428,748	4.50	$619,302	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,215,989	11.36%	$428,167	4.00%	N/A	N/A
First Merchants Bank	1,162,969	10.88	427,441	4.00	$534,301	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,177,725	14.61%	$644,871	8.00%	N/A	N/A
First Merchants Bank	1,092,602	13.46	649,531	8.00	$811,914	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,032,173	12.80%	$483,653	6.00%	N/A	N/A
First Merchants Bank	1,012,050	12.47	487,148	6.00	$649,531	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$966,032	11.98%	$362,740	4.50%	N/A	N/A
First Merchants Bank	1,012,050	12.47	365,361	4.50	$527,744	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,032,173	10.91%	$378,379	4.00%	N/A	N/A
First Merchants Bank	1,012,050	10.70	379,397	4.00	$472,996	5.00%

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

	September 30, 2019		December 31, 2018
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,749,012	$1,764,062	$1,408,260	$1,456,220
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(25,648)	(28,403)	21,422	19,031
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	66,308	—	66,141	—
Less: Disallowed Goodwill and Intangible Assets	(570,098)	(569,648)	(463,525)	(463,076)
Less: Disallowed Deferred Tax Assets	(3,460)	(2,917)	—	—
Total Tier 1 Capital (Regulatory)	1,215,989	1,162,969	1,032,173	1,012,050
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	80,571	80,571	80,552	80,552
Total Risk-Based Capital (Regulatory)	$1,361,560	$1,243,540	$1,177,725	$1,092,602

Net Risk-Weighted Assets (Regulatory)	$9,474,126	$9,527,728	$8,060,882	$8,119,141
Average Assets (Regulatory)	$10,704,184	$10,686,025	$9,459,477	$9,459,925

Total Risk-Based Capital Ratio (Regulatory)	14.37%	13.05%	14.61%	13.46%
Tier 1 Capital to Risk-Weighted Assets	12.83%	12.21%	12.80%	12.47%
Tier 1 Capital to Average Assets	11.36%	10.88%	10.91%	10.70%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,215,989	$1,162,969	$1,032,173	$1,012,050
Less: Qualified Capital Securities	(66,308)	—	(66,141)	—
CET1 Capital (Regulatory)	$1,149,681	$1,162,969	$966,032	$1,012,050

Net Risk-Weighted Assets (Regulatory)	$9,474,126	$9,527,728	$8,060,882	$8,119,141
CET1 Capital Ratio (Regulatory)	12.14%	12.21%	11.98%	12.47%

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

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.95 percent at September 30, 2019, and 9.97 percent at December 31, 2018.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018
Total Stockholders' Equity (GAAP)	$1,749,012	$1,408,260
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(579,751)	(469,784)
Tangible common equity (non-GAAP)	$1,169,136	$938,351
Total assets (GAAP)	$12,325,061	$9,884,716
Less: Intangible assets (GAAP)	(579,751)	(469,784)
Tangible assets (non-GAAP)	$11,745,310	$9,414,932
Stockholders' Equity to Assets (GAAP)	14.19%	14.25%
Tangible common equity to tangible assets (non-GAAP)	9.95%	9.97%

Tangible common equity (non-GAAP)	$1,169,136	$938,351
Plus: Tax Benefit of intangibles (non-GAAP)	7,627	5,017
Tangible common equity, net of tax (non-GAAP)	$1,176,763	$943,368
Common Stock outstanding	55,346	49,350
Book Value (GAAP)	$31.60	$28.53
Tangible book value - common (non-GAAP)	$21.26	$19.12

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Average goodwill (GAAP)	$477,260	$445,354	$456,107	$445,354
Average core deposit intangible (GAAP)	26,193	26,854	24,088	28,595
Average deferred tax on CDI (GAAP)	(5,405)	(5,515)	(4,956)	(5,873)
Intangible adjustment (non-GAAP)	$498,048	$466,693	$475,239	$468,076
Average stockholders' equity (GAAP)	$1,596,595	$1,358,904	$1,502,474	$1,331,867
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(498,048)	(466,693)	(475,239)	(468,076)
Average tangible capital (non-GAAP)	$1,098,422	$892,086	$1,027,110	$863,666
Average assets (GAAP)	$11,277,742	$9,756,680	$10,623,664	$9,610,219
Intangible adjustment (non-GAAP)	(498,048)	(466,693)	(475,239)	(468,076)
Average tangible assets (non-GAAP)	$10,779,694	$9,289,987	$10,148,425	$9,142,143
Net income available to common stockholders (GAAP)	$36,757	$41,113	$116,630	$117,426
CDI amortization, net of tax (GAAP)	1,071	1,303	3,480	4,025
Tangible net income available to common stockholders (non-GAAP)	$37,828	$42,416	$120,110	$121,451
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.71	$0.83	$2.32	$2.37
Diluted tangible net income available to common stockholders (non-GAAP)	$0.73	$0.86	$2.39	$2.46
Ratios:
Return on average GAAP capital (ROE)	9.21%	12.10%	10.35%	11.76%
Return on average tangible capital	13.78%	19.02%	15.59%	18.75%
Return on average assets (ROA)	1.30%	1.69%	1.46%	1.63%
Return on average tangible assets	1.40%	1.83%	1.58%	1.77%

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

At September 30, 2019, non-performing loans totaled $23,304,000, a decrease of $3,947,000 from December 31, 2018 and $2,971,000 from June 30, 2019. Loans not accruing interest income totaled $22,728,000 at September 30, 2019, a decrease of $3,420,000 from December 31, 2018 and $2,907,000 from June 30, 2019. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 308.1 percent at December 31, 2018 to 354.5 percent at September 30, 2019. This non-accrual coverage ratio at June 30, 2019 was 317.0 percent. Troubled debt restructures totaled $576,000 at September 30, 2019, a decrease of $527,000 from December 31, 2018 and $64,000 from June 30, 2019. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned, totaling $7,156,000 at September 30, 2019, increased $6,025,000 from June 30, 2019 and $4,977,000 from December 31, 2018. The quarter-over-quarter increase is due to the addition of collateral acquired through one relationship. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2019, impaired loans totaled $16,274,000, a decrease of $5,751,000 from the December 31, 2018 balance of $22,025,000. Also at September 30, 2019, a specific allowance for losses was not deemed necessary for impaired loans totaling $10,125,000 as there were no identified losses on these credits. An allowance of $2,261,000 was recorded for the remaining balance of these impaired loans totaling $6,149,000, and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	September 30, 2019	December 31, 2018
Non-Performing Assets:
Non-accrual loans	$22,728	$26,148
Renegotiated loans	576	1,103
Non-performing loans (NPL)	23,304	27,251
Other real estate owned	7,156	2,179
Non-performing assets (NPA)	30,460	29,430
Loans 90-days or more delinquent and still accruing	82	1,855
NPAs and loans 90-days or more delinquent	$30,542	$31,285
Impaired Loans	$16,274	$22,025

The non-accrual balances in the table above include troubled debt loan restructures totaling $701,000 and $705,000 as of September 30, 2019 and December 31, 2018, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	September 30, 2019	December 31, 2018
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$2,065	$2,052
Agricultural production financing and other loans to farmers	3,150	679
Real estate loans:
Construction	7,418	11,606
Commercial and farmland	9,447	8,682
Residential	6,202	5,987
Home equity	2,157	1,815
Individuals' loans for household and other personal expenditures	103	110
Public finance and other commercial loans	—	354
Non-performing assets and loans 90-days or more delinquent:	$30,542	$31,285

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

In conformance with ASC 805 and ASC 820, purchased loans are recorded at the acquisition date fair value. Such loans are included in the allowance to the extent a specific impairment is identified that exceeds the fair value adjustment on an impaired loan. An allowance may also be necessary if the historical loss and environmental factor analysis indicates losses inherent in a purchased portfolio exceed the fair value adjustment on the portion of the purchased portfolio not deemed impaired. At September 30, 2019, two purchased loans were determined to require a specific impairment of $453,000.

At September 30, 2019, the allowance for loan losses was $80,571,000, a decrease of $703,000 from June 30, 2019 and an increase of $19,000 from December 31, 2018. As a percent of loans, the allowance was 0.97 percent at September 30, 2019 compared to 1.08 percent at June 30, 2019 and 1.11 percent at December 31, 2018. The decrease in the allowance as a percentage of loans was primarily due to the addition of loans acquired in the MBT transaction. As required by current accounting guidance, these loans are accounted for at fair value and do not have a corresponding allowance for loan loss at acquisition. The provision for loan losses for the three months and nine months ended September 30, 2019 was $600,000 and $2,300,000, respectively. Comparatively, the provision for loan losses for the three and nine months ended September 30, 2018 was $1,400,000 and $5,563,000, respectively. The year-over-year decrease in the provision for loan losses for the three and nine months ended September 30, 2019 was primarily the result of improved credit quality. Specific reserves on impaired loans increased $389,000 from $1,872,000 at December 31, 2018, to $2,261,000 at September 30, 2019.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs totaling $2,281,000 were recognized for the nine months ended September 30, 2019. Comparatively, the same period in 2018 had net charge-offs of $2,189,000. For the three months ended September 30, 2019, there was one individual charge-off greater than $500,000 that totaled $1,318,000. For the nine months ended September 30, 2019, there were two individual charge-offs greater than $500,000 that totaled $3,273,000. For the three months ended September 30, 2019, there were no individual recoveries greater than $500,000. For the nine months ended September 30, 2019, there was one individual recovery greater than $500,000, which totaled $738,000. For the nine months ended September 30, 2018, there were two charge-offs greater than $500,000 that totaled $1,300,000. During the nine month period ending September 30, 2018, recoveries on a single relationship totaled $809,000. The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2019 and 2018 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
Net charge-offs (Recoveries):
Commercial and industrial loans	$23	$(341)	$(130)	$(121)
Agricultural production financing and other loans to farmers	(3)	(4)	13	40
Real estate loans:
Construction	1,007	(2)	1,226	736
Commercial and farmland	(72)	197	876	109
Residential	8	431	62	582
Home equity	25	108	(44)	550
Individuals' loans for household and other personal expenditures	4	148	39	293
Public finance and other commercial loans	311	—	239	—
Total net charge-offs	$1,303	$537	$2,281	$2,189

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1,646,399,000 at September 30, 2019, an increase of $504,204,000, or 44.1 percent, from December 31, 2018.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $13,833,000 at September 30, 2019. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At September 30, 2019, total borrowings from the FHLB were $354,609,000. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2019 was $524,673,000.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required payments related to borrowings at September 30, 2019 are as follows:

(Dollars in Thousands)	Remaining 2019	2020	2021	2022	2023	2024	2025 and after	ASC 805 fair value adjustments at acquisition	Total
Federal funds purchased	$—	$—	$—	$—	$—	$—	$—	$—	$—
Securities sold under repurchase agreements	191,603	—	—	—	—	—	—	—	191,603
Federal Home Loan Bank advances	12,507	41,370	55,097	95,098	115,098	98	35,341	—	354,609
Subordinated debentures and term loans	—	—	—	—	—	—	142,322	(3,692)	138,630
Total	$204,110	$41,370	$55,097	$95,098	$115,098	$98	$177,663	$(3,692)	$684,842

Additionally, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. Details related to the Corporation's lease obligations are discussed within NOTE 8. LEASES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

Summarized credit-related financial instruments at September 30, 2019 are as follows:

(Dollars in Thousands)	September 30, 2019
Amounts of commitments:
Loan commitments to extend credit	$3,213,877
Standby and commercial letters of credit	31,099
$3,244,976

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2019, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2019, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2019
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(99)
CD's	200	(25)
FHLB advances	200	(84)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2019
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$362,700	$388,998	$351,107
Variance from base		$26,298	$(11,593)
Percent of change from base		7.25%	(3.20)%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2019 and December 31, 2018. Earning assets increased by $2,132,049,000 during the nine months ended September 30, 2019. The September 1, 2019 acquisition of MBT contributed to increases in several categories. Additional details of the MBT acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Since December 31, 2018, interest-bearing time deposits and investment securities increased $193,138,000 and $856,838,000, respectively, of which the MBT acquisition accounted for $281,228,000 and $212,235,000 of the increase in interest-bearing time deposits and investment securities, respectively.

Loans and loans held for sale increased $1,077,925,000 from December 31, 2018, as the MBT acquisition contributed $731,260,000 to the loan growth. The largest loan segments that experienced increases were commercial and farmland real estate, commercial and industrial and residential. The largest loan segment that experienced a decrease was agricultural production financing and other loans to farmers. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Federal Home Loan Bank stock increased $4,148,000 all due to the acquisition of MBT.

(Dollars in Thousands)	September 30, 2019	December 31, 2018
Interest-bearing time deposits	$230,101	$36,963
Investment securities available for sale	1,646,399	1,142,195
Investment securities held to maturity	843,021	490,387
Loans held for sale	7,910	4,778
Loans	8,299,260	7,224,467
Federal Home Loan Bank stock	28,736	24,588
Total	$11,055,427	$8,923,378

REGULATORY DEVELOPMENTS

On June 13, 2019, the Bank entered into a Settlement Agreement and Agreed Order with the United States Department of Justice (“DOJ”) to address issues raised relative to the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”). The Order was approved by the United States District Court for the Southern District of Indiana on August 9, 2019.

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

In the second quarter of 2019, the Bank recognized $1.2 million of expenses related to the DOJ and FHCCI agreements, which is reflected in marketing expense in the accompanying Consolidated Condensed Statements of Income.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (i)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (ii)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2019	—	$—	—	—
August, 2019	—	$—	—	—
September, 2019	—	$—	516,016	2,483,984

(i) The shares were purchased in connection with the exercise of certain outstanding stock options and vesting of restricted stock awards.

(ii) On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $75,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing program, the Corporation has repurchased a total 516,016 shares of common stock for a total investment of $19.0 million.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

November 8, 2019	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2019	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)