Form 10-K
period 2019-12-31
FIRST MERCHANTS CORP
filed 2020-02-28
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.125 stated value per share	FRME	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $1,874,405,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2019).

As of February 21, 2020 there were 55,155,733 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 13, 2020

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 128 banking locations in thirty Indiana, two Illinois, two Ohio and two Michigan counties. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2019, the Corporation had consolidated assets of $12.5 billion, consolidated deposits of $9.8 billion and stockholders’ equity of $1.8 billion.  As of December 31, 2019, the Corporation and its subsidiaries had 1,891 full-time equivalent employees.

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

ACQUISITION AND DIVESTITURE POLICY

The Corporation anticipates that it will continue its policy of geographic expansion of its banking business through the acquisition of banks whose operations are consistent with its banking philosophy.  Management routinely explores opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of its services and its customer base. Future acquisitions and divestitures will be driven by a disciplined financial evaluation process and will be consistent with the Corporation's strategy of community banking, client relationships and consistent quality earnings. As with previous acquisitions, the consideration paid in future acquisitions may be in the form of cash or First Merchants common stock, or a combination thereof. The amount and structure of such consideration is based on reasonable growth, synergies and economies of scale and a thorough analysis of the impact on both long- and short-term financial results.

On September 1, 2019, the Corporation acquired 100 percent of MBT. MBT was headquartered in Monroe, Michigan and had 20 banking centers serving the Monroe market. Pursuant to the merger agreement, each MBT shareholder received 0.275 shares of the Corporation's common stock for each outstanding share of MBT common stock held. The Corporation issued approximately 6.4 million shares of common stock, which was valued at approximately $229.9 million. Details of the MBT acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

PART I: ITEM 1. BUSINESS

On April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million.

COMPETITION

The Bank is located in Indiana, Ohio, Michigan and Illinois counties where other financial services companies provide similar banking services. In addition to the competition provided by the lending and deposit gathering subsidiaries of national manufacturers, retailers, insurance companies and investment brokers, the Bank competes vigorously with other banks, thrift institutions, credit unions and finance companies located within its service areas.

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

As of January 1, 2019, Basel III requires banking organizations to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of a least 4.5 percent, plus the 2.5 percent capital conservation buffer effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0 percent;

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the 2.5 percent capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent;

•
a minimum ratio of total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0 percent, plus the 2.5 percent capital conservation buffer effectively resulting in a minimum total capital ratio of 10.5 percent; and

•	a minimum leverage ratio of 4.0 percent, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

PART I: ITEM 1. BUSINESS

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2019:

	Corporation	Regulatory Minimum Requirement*
Total risk-based capital to risk-weighted assets	14.29%	8.00%
Tier 1 capital to risk-weighted assets	12.81%	6.00%
Common equity tier 1 capital to risk-weighted assets	12.13%	4.50%
Tier 1 capital to average assets	10.54%	4.00%
*Excludes capital conservation buffer.

Bank Regulation

The Bank is subject to the primary regulatory oversight, supervision and examination of the FDIC and the Indiana DFI. These agencies have the authority to issue cease-and-desist orders if they determine that activities of the Bank regularly represent an unsafe and unsound banking practice or a violation of law. Federal law extensively regulates various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.
The Consumer Financial Protection Bureau (“CFPB”), an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. The quarter ended December 31, 2019 is the fourth consecutive quarter that the Bank will have reported assets exceeding $10 billion. As a result, effective as of the beginning of the second quarter of 2020, the Bank and its affiliates will become subject to CFPB supervisory and enforcement authority. See “- Dodd-Frank Wall Street Reform and Consumer Protection Act” and “- Consumer Financial Protection” below for additional information.

PART I: ITEM 1. BUSINESS

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

Basel III was effective for the Bank on January 1, 2015. Basel III requires the Bank to maintain minimum amounts and ratio of common equity tier 1 capital to risk weighted assets, as defined in the regulation. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2019, the Bank met all capital adequacy requirements to be considered well capitalized.

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

As of December 31, 2019, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes. Although most of the required regulations of the Dodd-Frank Act have been promulgated and implemented (or are being implemented over time), there are additional regulations yet to be finalized by the authorized federal agencies. The changes resulting from the Dodd-Frank Act have impacted the profitability of the Corporation’s business activities, required changes to certain business practices, and imposed more stringent capital, liquidity and leverage requirements, and, when fully implemented, may further adversely affect our business. Among other things, the Dodd-Frank Act has resulted, and in the future will likely result, in:

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

PART I: ITEM 1. BUSINESS

•	limitations on the Corporation’s ability to expand consumer product and service offerings due to stricter consumer protection laws and regulations.

•
as the Corporation's assets exceed $10 billion, compliance with the Durbin Amendment will result in a material reduction of interchange fee income paid by merchants when debit cards are used as payment.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. In particular, the asset threshold at which banks are subject to annual company-run stress tests were increased from $10 billion to $250 billion under the Economic Growth Act. As a result, the Corporation and the Bank will not be subject to the Dodd-Frank Act stress testing requirements.
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

A banking entity that engages in proprietary trading (which excludes the exceptions discussed above) or covered fund-related activities or investments, and has total consolidated assets of more than $10 billion for two years, must implement and maintain a compliance program that meets certain minimum requirements and must also maintain certain documentation with respect to covered fund activities, in each case, as described in the Volcker Rule. While the Corporation’s total consolidated assets first exceeded $10 billion during the quarter ended March 31, 2019, the Volcker Rule has not had, and is not expected to have, a material impact on the Corporation or the Bank.

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
Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC's risk-based assessment system, insured institutions with a least $10 billion in assets, such as the Bank, are assessed on the basis of a scoring system that combine the institution's regulatory ratings and certain financial measures. The scoring system assesses risk measures to produce two scores, a performance score and a loss severity score, that will be combined and converted to an initial assessment rate.
The performance score measures an institution's financial performance and its ability to withstand stress. The loss severity score quantifies the relative magnitude of potential losses to the FDIC in the event of an institution's failure. Once the performance and loss severity scores are calculated, these scores will be converted to a total score. An institution with a total score of 30 or less will pay the minimum base assessment rate, and an institution with a total score of 90 or more will pay the maximum initial base assessment rate. For total scores between 30 and 90, initial base assessment rates will rise at an increasing rate as the total score increases.
Dividend Limitations

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2019, the amount available without prior regulatory approval for 2020 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $189,371,000.

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

PART I: ITEM 1. BUSINESS

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

•	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans; and

•	the respective state-law counterparts to the above laws, as applicable, as well as state usury laws and laws regarding unfair and deceptive acts and practices.

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

In June 2019, the Bank entered into a Settlement Agreement and Agreed Order with the United States Department of Justice (“DOJ”) to address issues raised relative to the Equal Credit Opportunity Act and the Fair Housing Act within the Indianapolis-Marion County, Indiana market. While the DOJ investigation focused on that market during the period between January 1, 2011 and December 31, 2016, the Bank first physically entered the Indianapolis-Marion County market in February 2016, through a newly-constructed branch. There was no actual finding or adjudication with respect to any matter alleged by the DOJ, and the Bank has not admitted any of the allegations or to any liability. The Order was approved by the United States District Court for the Southern District of Indiana in August 2019.
The CFPB, an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. As stated previously, with its assets having recently exceeded $10 billion for four consecutive quarters, the Bank and its affiliates will become subject to CFPB supervisory and enforcement authority effective as of the beginning of the second quarter of 2020.

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

PART I: ITEM 1. BUSINESS

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

The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. The Bank is also required to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information.

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

PART I: ITEM 1. BUSINESS

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2019			2018			2017
Assets:
Interest-bearing deposits	$211,683	$4,225	2.00%	$110,232	$2,241	2.03%	$75,417	$736	0.98%
Federal Reserve and Federal Home Loan Bank stock	25,645	1,370	5.34	24,538	1,234	5.03	20,921	894	4.27
Investment Securities: (1)
Taxable	1,101,247	27,815	2.53	841,203	21,597	2.57	726,004	17,489	2.41
Tax-exempt (2)	987,006	40,070	4.06	762,623	32,290	4.23	632,076	32,891	5.20
Total investment securities	2,088,253	67,885	3.25	1,603,826	53,887	3.36	1,358,080	50,380	3.71
Loans held for sale	18,402	780	4.24	11,425	540	4.73	7,707	462	5.99
Loans: (3)
Commercial	5,631,146	306,139	5.44	5,143,576	274,302	5.33	4,267,651	204,771	4.80
Real estate mortgage	811,188	37,782	4.66	733,709	33,549	4.57	679,284	30,267	4.46
Installment	701,459	38,071	5.43	640,310	34,110	5.33	573,100	28,204	4.92
Tax-exempt (2)	527,995	22,238	4.21	468,751	18,813	4.01	353,542	16,452	4.65
Total loans	7,690,190	405,010	5.27	6,997,771	361,314	5.16	5,881,284	280,156	4.76
Total earning assets	10,015,771	478,490	4.78%	8,736,367	418,676	4.79%	7,335,702	332,166	4.53%
Net unrealized gain (loss) on securities available for sale	17,676			(14,790)			4,360
Allowance for loan losses	(81,000)			(77,444)			(70,380)
Cash and cash equivalents	142,857			131,925			142,503
Premises and equipment	99,343			94,567			97,446
Other assets	896,673			818,432			686,598
Total Assets	$11,091,320			$9,689,057			$8,196,229
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$3,070,861	$33,921	1.10%	$2,319,081	$17,577	0.76%	$1,730,272	$5,817	0.34%
Money market deposit accounts	1,300,064	14,111	1.09	1,097,762	6,721	0.61	938,959	2,788	0.30
Savings deposits	1,242,468	9,464	0.76	1,065,031	5,230	0.49	844,825	734	0.09
Certificates and other time deposits	1,673,292	34,089	2.04	1,514,271	22,014	1.45	1,339,866	14,467	1.08
Total interest-bearing deposits	7,286,685	91,585	1.26	5,996,145	51,542	0.86	4,853,922	23,806	0.49
Borrowings	644,729	17,160	2.66	718,061	17,545	2.44	664,045	13,806	2.08
Total interest-bearing liabilities	7,931,414	108,745	1.37	6,714,206	69,087	1.03	5,517,967	37,612	0.68
Noninterest-bearing deposits	1,495,949			1,573,337			1,514,829
Other liabilities	94,342			57,653			52,909
Total Liabilities	9,521,705			8,345,196			7,085,705
Stockholders' Equity	1,569,615			1,343,861			1,110,524
Total Liabilities and Stockholders' Equity	$11,091,320	108,745		$9,689,057	69,087		$8,196,229	37,612
Net Interest Income (FTE)		$369,745			$349,589			$294,554
Net Interest Spread (FTE) (4)			3.41%			3.76%			3.85%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.78%			4.79%			4.53%
Interest Expense / Average Earning Assets			1.09%			0.79%			0.51%
Net Interest Margin (FTE) (5)			3.69%			4.00%			4.02%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for both 2019 and 2018, while using 35 percent for 2017. These totals equal $13,085, $10,732 and $17,270, respectively.

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

	2019 Compared to 2018 Increase (Decrease) Due To			2018 Compared to 2017 Increase (Decrease) Due To			2017 Compared to 2016 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$2,026	$(42)	$1,984	$450	$1,055	$1,505	$31	$355	$386
Federal Reserve and Federal Home Loan Bank stock	57	79	136	168	172	340	(145)	(59)	(204)
Investment securities	15,799	(1,801)	13,998	8,551	(5,044)	3,507	3,133	2,183	5,316
Loans held for sale	301	(61)	240	190	(112)	78	252	(162)	90
Loans	35,993	7,463	43,456	56,084	24,996	81,080	50,333	9,392	59,725
Totals	54,176	5,638	59,814	65,443	21,067	86,510	53,604	11,709	65,313
Interest Expense:
Interest-bearing deposit accounts	6,779	9,565	16,344	2,509	9,251	11,760	640	2,598	3,238
Money market deposit accounts	1,423	5,967	7,390	540	3,393	3,933	258	825	1,083
Savings deposits	983	3,251	4,234	239	4,257	4,496	98	18	116
Certificates and other time deposits	2,504	9,571	12,075	2,061	5,486	7,547	1,929	1,526	3,455
Borrowings	(1,877)	1,492	(385)	1,185	2,554	3,739	3,160	(279)	2,881
Totals	9,812	29,846	39,658	6,534	24,941	31,475	6,085	4,688	10,773
Change in net interest income (fully taxable equivalent basis)	$44,364	$(24,208)	20,156	$58,909	$(3,874)	55,035	$47,519	$7,021	54,540
Tax equivalent adjustment using marginal rate of 21% for both 2019 and 2018 and 35% for 2017			(2,353)			6,538			(3,729)
Change in net interest income			$17,803			$61,573			$50,811

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

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2019 and concluded no OTTI existed in 2019.

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

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2019
U.S. Government-sponsored agency securities	$38,529	$346	$—	$38,875
State and municipal	859,511	41,092	807	899,796
U.S. Government-sponsored mortgage-backed securities	842,349	10,378	1,404	851,323
Corporate obligations	31	—	—	31
Total available for sale	1,740,420	51,816	2,211	1,790,025
Held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	15,619	1	37	15,583
State and municipal	354,115	15,151	107	369,159
U.S. Government-sponsored mortgage-backed securities	434,804	6,921	401	441,324
Foreign investment	1,500	—	—	1,500
Total held to maturity	806,038	22,073	545	827,566
Total Investment Securities	$2,546,458	$73,889	$2,756	$2,617,591

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2018
U.S. Government-sponsored agency securities	$13,493	$92	$3	$13,582
State and municipal	605,994	5,995	5,854	606,135
U.S. Government-sponsored mortgage-backed securities	530,209	634	8,396	522,447
Corporate obligations	31	—	—	31
Total available for sale	1,149,727	6,721	14,253	1,142,195
Held to maturity at December 31, 2018
U.S. Government-sponsored agency securities	22,618	—	545	22,073
State and municipal	197,909	2,858	872	199,895
U.S. Government-sponsored mortgage-backed securities	268,860	713	3,323	266,250
Foreign investment	1,000	—	1	999
Total held to maturity	490,387	3,571	4,741	489,217
Total Investment Securities	$1,640,114	$10,292	$18,994	$1,631,412

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2017
State and municipal	$510,852	$16,932	$1,091	$526,693
U.S. Government-sponsored mortgage-backed securities	473,325	964	3,423	470,866
Corporate obligations	31	—	—	31
Equity securities	2,357	—	—	2,357
Total available for sale	986,565	17,896	4,514	999,947
Held to maturity at December 31, 2017
U.S. Government-sponsored agency securities	22,618	—	435	22,183
State and municipal	235,594	6,295	244	241,645
U.S. Government-sponsored mortgage-backed securities	301,443	3,341	1,404	303,380
Foreign investment	1,000	—	—	1,000
Total held to maturity	560,655	9,636	2,083	568,208
Total Investment Securities	$1,547,220	$27,532	$6,597	$1,568,155

PART I: ITEM 1. BUSINESS

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2019		2018		2017
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$28,736	4.8%	$24,588	5.0%	$23,825	3.8%
Total	$28,736	4.8%	$24,588	5.0%	$23,825	3.8%

Federal Home Loan Bank stock has been reviewed for impairment and the analysis reflected no impairment.  The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2019, 2018 or 2017 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2019 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2019
U.S. Government-sponsored agency securities	$375	2.3%	$1,147	2.6%	$37,353	2.7%
State and municipal	761	5.4%	3,994	4.9%	39,567	4.2%
	$1,136	4.4%	$5,141	4.4%	$76,920	3.5%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$—	—%	$—	—%	$38,875	2.7%
State and municipal	855,474	3.9%	—	—%	899,796	4.0%
U.S. Government-sponsored mortgage-backed securities	—	—%	851,323	2.7%	851,323	2.7%
Corporate obligations	31	—%	—	—%	31	—%
	$855,505	3.9%	$851,323	2.7%	$1,790,025	3.3%

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	$—	—%	$15,619	1.6%	$—	—%
State and municipal	9,920	4.9%	28,078	4.3%	84,153	4.2%
U.S. Government-sponsored mortgage-backed securities	—	—%	—	—%	—	—%
Foreign investment	—	—%	1,500	2.9%	—	—%
	$9,920	4.9%	$45,197	3.3%	$84,153	4.2%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$—	—%	$—	—%	$15,619	1.6%
State and municipal	231,964	4.0%	—	—%	354,115	4.1%
U.S. Government-sponsored mortgage-backed securities	—	—%	434,804	2.8%	434,804	2.8%
Foreign investment	—	—%	—	—%	1,500	2.9%
	$231,964	4.0%	$434,804	2.8%	$806,038	3.3%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 21 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2019
State and municipal	$76,273	$807	$—	$—	$76,273	$807
U.S. Government-sponsored mortgage-backed securities	127,673	1,326	20,796	78	148,469	1,404
Total Temporarily Impaired Available for Sale Securities	203,946	2,133	20,796	78	224,742	2,211
Temporarily Impaired Held to Maturity Securities at December 31, 2019
U.S. Government-sponsored agency securities	3,016	4	12,467	33	15,483	37
State and municipal	22,947	107	—	—	22,947	107
U.S. Government-sponsored mortgage-backed securities	124,253	364	7,991	37	132,244	401
Total Temporarily Impaired Held to Maturity Securities	150,216	475	20,458	70	170,674	545
Total Temporarily Impaired Investment Securities	$354,162	$2,608	$41,254	$148	$395,416	$2,756

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2018
U.S. Government-sponsored agency securities	$1,490	$3	$—	$—	$1,490	$3
State and municipal	234,431	3,958	38,028	1,896	272,459	5,854
U.S. Government-sponsored mortgage-backed securities	196,601	2,400	217,121	5,996	413,722	8,396
Total Temporarily Impaired Available for Sale Securities	432,522	6,361	255,149	7,892	687,671	14,253
Temporarily Impaired Held to Maturity Securities at December 31, 2018
U.S. Government-sponsored agency securities	—	—	22,073	545	22,073	545
State and municipal	14,952	369	16,786	503	31,738	872
U.S. Government-sponsored mortgage-backed securities	102,828	876	87,268	2,447	190,096	3,323
Foreign investment	—	—	999	1	999	1
Total Temporarily Impaired Held to Maturity Securities	117,780	1,245	127,126	3,496	244,906	4,741
Total Temporarily Impaired Investment Securities	$550,302	$7,606	$382,275	$11,388	$932,577	$18,994

LOAN PORTFOLIO

Loans are generated from customers primarily in central and northern Indiana, northeast Illinois, central Ohio, and southeast Michigan and are typically secured by specific items of collateral, including real property, consumer assets, and business assets. The following table shows the composition of the Corporation’s loan portfolio by collateral classification, including purchased credit impaired loans, for the years indicated:

	2019		2018		2017		2016		2015
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$2,109,879	24.9%	$1,726,664	23.9%	$1,493,493	22.1%	$1,194,646	23.2%	$1,057,075	22.5%
Agricultural production financing and other loans to farmers	93,861	1.1	92,404	1.3	121,757	1.8	79,689	1.6	97,711	2.1
Real estate loans:
Construction	787,568	9.3	545,729	7.5	612,219	9.1	418,703	8.1	366,704	7.8
Commercial and farmland	3,052,698	36.1	2,832,102	39.2	2,562,691	38.0	1,953,062	38.1	1,802,921	38.5
Residential	1,143,217	13.5	966,421	13.4	962,765	14.3	739,169	14.4	786,105	16.7
Home equity	588,984	7.0	528,157	7.3	514,021	7.6	418,525	8.1	348,613	7.4
Individuals' loans for household and other personal expenditures	135,989	1.6	99,788	1.4	86,935	1.3	77,479	1.5	74,717	1.6
Public finance and other commercial loans	547,114	6.5	433,202	6.0	397,318	5.8	258,372	5.0	159,976	3.4
Loans	8,459,310	100.0%	7,224,467	100.0%	6,751,199	100.0%	5,139,645	100.0%	4,693,822	100.0%
Allowance for loan losses	(80,284)		(80,552)		(75,032)		(66,037)		(62,453)
Net Loans	$8,379,026		$7,143,915		$6,676,167		$5,073,608		$4,631,369

Public finance and other commercial loans is primarily comprised of loans secured by states and political subdivisions in the United States.

PART I: ITEM 1. BUSINESS

The following table details gross loan balances and the associated fair value discount by acquisition.

(Dollars in Thousands)
Acquired Institution	Date	Gross Loan Balance	Fair Value Discount
MBT	September 1, 2019	$751,353	$18,775
IAB	July 14, 2017	$749,713	$23,737
Arlington Bank	May 19, 2017	$238,867	$6,561
Ameriana	December 31, 2015	$330,918	$13,989
C Financial	April 17, 2015	$113,221	$2,596

At December 31, 2019 and 2018, the remaining fair value discount on acquired loans was $36,622,000 and $30,054,000, respectively.

LOAN MATURITIES

Presented in the table below are the maturities of loans (excluding residential real estate, home equity, individuals’ loans for household and other personal expenditures and lease financing) outstanding as of December 31, 2019, by collateral classification. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates. The tables classify variable rate loans pursuant to the contractual repricing dates of the underlying loans, while fixed rate loans are classified by contractual maturity date.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$1,616,486	$312,626	$180,767	$2,109,879
Agriculture production financing and other loans to farmers	79,335	13,418	1,108	93,861
Real estate loans:
Construction	704,976	42,779	39,813	787,568
Commercial and farmland	1,558,375	1,195,764	298,559	3,052,698
Public finance and other commercial loans	20,288	57,411	468,644	546,343
Total	$3,979,460	$1,621,998	$988,891	$6,590,349

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$1,104,429	$895,048
Variable rate	517,569	93,843
Total	$1,621,998	$988,891

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and loans deemed impaired in accordance with ASC 310-10 for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2019	2018	2017	2016	2015
Non-performing assets:
Non-accrual loans	$15,949	$26,148	$28,724	$29,998	$31,389
Renegotiated loans	841	1,103	1,013	4,747	1,923
Non-performing loans (NPL)	16,790	27,251	29,737	34,745	33,312
Other real estate owned	7,527	2,179	10,373	8,966	17,257
Non-performing assets (NPA)	24,317	29,430	40,110	43,711	50,569
90 days or more delinquent and still accruing	69	1,855	924	112	907
NPAs & 90 days or more delinquent	$24,386	$31,285	$41,034	$43,823	$51,476
Impaired loans	$11,709	$22,025	$23,211	$26,015	$23,355

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2019, non-accrual loans totaled $15,949,000, a decrease of $10,199,000 from December 31, 2018. At December 31, 2019, 2018, 2017, 2016, and 2015, non-accrual loans include assets acquired during the respective periods of $3,697,000, $0, $4,822,000, $0, and $2,229,000.

Other real estate owned ("OREO") at December 31, 2019 increased $5,348,000 from the December 31, 2018 balance of $2,179,000. The increase in OREO was primarily the result of a single commercial property with a carrying value of $5.9 million. At December 31 2019, OREO included assets acquired from MBT during the period of $136,000. At December 31, 2018, 2017 and 2016, OREO did not include any assets acquired during the respective periods. At December 31, 2015, OREO included assets acquired during the period of $5,719,000.

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

For the year ended December 31, 2019, interest income of $277,000 was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $749,000 would have been recognized under their loan terms.

Impaired loans, which include loans accounted for under ASC 310-30, totaled $11,709,000 at December 31, 2019. A loan is deemed impaired under ASC 310 when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected. A specific allowance of $689,000, on a subset of impaired loans totaling $4,357,000, was included in the Corporation’s December 31, 2019 allowance for loan losses. Loss reserves for acquired loans totaled $124,000, and were included in the aforementioned specific allowance as a result of subsequent deterioration.

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

In addition to the impaired loans discussed above, management also identified commercial loans totaling $330,409,000 as of December 31, 2019 that were deemed to be risk graded criticized, but not impaired. Comparatively, commercial loans risk graded criticized but not deemed impaired at December 31, 2018 totaled $259,585,000. These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse.

See additional information regarding loan credit quality in NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2019	2018	2017	2016	2015
Allowance for loan losses:
Balances, January 1	$80,552	$75,032	$66,037	$62,453	$63,964
Charge-offs:
Commercial (1)	1,732	2,316	1,383	2,464	2,356
Commercial real estate (2)	3,675	2,741	1,737	2,408	1,437
Consumer	569	749	593	567	620
Residential	645	2,177	1,315	1,990	3,859
Total Charge-offs	6,621	7,983	5,028	7,429	8,272
Recoveries:
Commercial (3)	1,244	2,456	1,590	1,806	1,911
Commercial real estate (4)	1,289	2,525	2,260	2,090	2,545
Consumer	401	302	324	369	352
Residential	619	993	706	1,091	1,536
Total Recoveries	3,553	6,276	4,880	5,356	6,344
Net Charge-offs	3,068	1,707	148	2,073	1,928
Provisions for loan losses	2,800	7,227	9,143	5,657	417
Balance at December 31	$80,284	$80,552	$75,032	$66,037	$62,453
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.02%	0.00%	0.04%	0.05%

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

	2019		2018		2017		2016		2015
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$32,902	32.5%	$32,657	31.1%	$30,420	29.8%	$27,698	29.8%	$26,480	28.0%
Commercial real estate	28,778	45.4	29,609	46.8	27,343	47.0	23,661	46.2	22,145	46.2
Consumer	4,035	1.6	3,964	1.4	3,732	1.3	2,923	1.5	2,689	1.6
Residential	14,569	20.5	14,322	20.7	13,537	21.9	11,755	22.5	11,139	24.2
Totals	$80,284	100.0%	$80,552	100.0%	$75,032	100.0%	$66,037	100.0%	$62,453	100.0%

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2019, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans: Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings.

LOAN LOSS CHARGE-OFF PROCEDURES

The Corporation maintains an allowance to cover probable credit losses in its loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs less recoveries. All charge-offs are approved by the senior loan officers or loan committees, depending on the amount of the charge-off. and are reported to the Risk and Credit Policy Committee of the Board of Directors. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible.

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

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2019, 2018 and 2017 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2019, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of deposit and other time deposits	$141,860	$171,914	$373,685	$49,384	$736,843
Percent	19%	23%	51%	7%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within Part II: Item 6. SELECTED FINANCIAL DATA of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2019	2018	2017
Balance at December 31:
Federal funds purchased	$55,000	$104,000	$144,038
Securities sold under repurchase agreements (short-term portion)	187,946	113,512	136,623
Federal Home Loan Bank advances (short-term portion)	41,370	113,712	171,391
Total short-term borrowings	$284,316	$331,224	$452,052
Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2019	2018	2017
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	1.4%	1.7%	0.9%
Securities sold under repurchase agreements (short-term portion)	0.8%	0.9%	0.4%
Federal Home Loan Bank advances (short-term portion)	1.8%	1.5%	1.5%
Total short-term borrowings	1.1%	1.4%	0.9%
Weighted Average Interest Rate During the Year:
Federal funds purchased	2.3%	1.9%	1.2%
Securities sold under repurchase agreements (short-term portion)	1.0%	0.6%	0.4%
Federal Home Loan Bank advances (short-term portion)	1.8%	2.0%	1.3%
Total short-term borrowings	1.4%	1.4%	0.9%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$80,000	$124,911	$144,038
Securities sold under repurchase agreements (short-term portion)	191,603	143,016	145,883
Federal Home Loan Bank advances (short-term portion)	163,800	211,800	207,061
Total short-term borrowings	$435,403	$479,727	$496,982
Average Amount Outstanding During the year:
Federal funds purchased	$10,810	$36,873	$47,078
Securities sold under repurchase agreements (short-term portion)	136,274	124,762	134,401
Federal Home Loan Bank advances (short-term portion)	89,677	137,499	152,452
Total short-term borrowings	$236,761	$299,134	$333,931

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

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. The Corporation's offices are primarily located in central and northern Indiana, northeast Illinois, central Ohio and southeast Michigan. Worsening economic conditions in our market areas could negatively impact the financial condition, results of operations and stock price of the Corporation. For example, a prolonged economic downturn, increases in unemployment, or other events that affect household and/or corporate incomes could result in deterioration of credit quality, an increase in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

•	Changes in the domestic interest rate environment could affect the Corporation’s net interest income as well as the valuation of assets and liabilities.

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

•	The replacement of LIBOR with an alternative reference rate could have an adverse impact on the Corporation.

In July 2017, the U.K. Financial Conduct Authority, the authority regulating LIBOR, announced that LIBOR in its current state would be discontinued at the end of 2021. LIBOR is commonly referenced in financial contracts and the Corporation has exposure to the termination of this interest rate index in loans, derivatives, debt agreements, and other instruments. A cross functional project team has been established to determine the level of exposure, identify the appropriate replacement rate(s), and develop migration strategies. Industry groups, regulators and other various oversight bodies will be consulted throughout the transition. Any replacement interest rate(s) may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. In addition, amending certain contracts indexed to LIBOR may require consent from impacted counterparties which could be difficult to obtain. The financial and operational impact of the transition is unknown at this time.

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

•	The Corporation is subject to heightened regulatory requirements as the Corporation's assets have exceeded $10 billion.

Based on the Corporation’s organic growth and recent acquisitions, the Corporation’s total consolidated assets exceeded $10 billion for four consecutive quarters as of December 31, 2019. As a result, the Corporation is subject to increased regulatory scrutiny and additional expectations imposed by the Dodd-Frank Act. The increased regulatory scrutiny comes from the examination of compliance with federal consumer protection laws by the CFPB. The CFPB’s examination practices continue to evolve and it is uncertain how they might impact the Corporation. The Durbin Amendment imposes limits on interchange fees paid by merchants to banks whose assets exceed $10 billion when debit cards are used as payment. These limits are expected to materially reduce the Corporation’s fee income. Compliance with the CFPB standards could increase the Corporation’s operational costs. Our other regulators may also consider our compliance with these requirements when examining our operations generally or considering any request for regulatory approval we may make.

•	Our FDIC insurance premiums may increase, and special assessments could be made, which might negatively impact our results of operations.

High levels of insured institution failures, as a result of the last recession, significantly increased losses to the Deposit Insurance Fund of the FDIC. Further, the Dodd-Frank Act mandated the FDIC to increase the level of its reserves for future losses in its Deposit Insurance Fund. Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in the Bank’s financial condition or capital strength, and future conditions in the banking industry. As the Corporation's assets have exceeded $10 billion, the method for calculating the Bank’s FDIC assessment will change and we expect that such assessment will increase as a result. See the “Deposit Insurance” section of “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” under this Item 1. Business for additional information.

•	The banking and financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Corporation’s financial results.

The Corporation operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Corporation competes with other banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints, greater resources and lower cost structures allowing them to aggressively price their products. In December 2016, the OCC announced its intent to make special purpose national bank charters available to financial technology companies. The agency published a paper discussing issues related to chartering special purpose national banks and solicited public comment to help guide its approach to financial innovation. Such pressures make it more difficult for the Corporation to attract and retain customers across its business lines. Also, the demands of adapting to industry changes in technology and systems, on which the Corporation and financial services industry are highly dependent, could present operational issues and require capital spending.

Additionally, our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many activities for which the Corporation is engaged is intense and we may not be able to hire people and retain them. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators' policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.

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

PART I: ITEM 1A. AND ITEM 1B.

In addition, the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as amended, on January 1, 2020 will impact our methodology for estimating the allowance for credit losses and could increase volatility in the Corporation's financial results. See NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Corporation expects to record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on its consolidated balance sheet as of the beginning of the first quarter of 2020. The allowance will increase by 55-65 percent because it will cover expected credit losses over the life of the loan portfolio, which approximates four years, and it includes all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which is estimated to be approximately $18 million. These estimates and the ongoing impact of adopting this ASU are dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgments. The adjustment to reflect the allowance increase and the reserve for potential losses, which remain subject to further review and analysis by our management team, may fall outside of, or be different than, our estimates as a result of any material changes in these factors.

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

PART I: ITEM 1A. AND ITEM 1B.

•
A disaster, natural or otherwise, acts of terrorism and political or military actions taken by the United States or other governments could adversely affect the Corporation’s business, directly or indirectly.

Disasters (such as tornadoes, floods, and other severe weather conditions, pandemics, fires, and other catastrophic accidents or events) and terrorist activities and the impact of these occurrences cannot be predicted. Such occurences could harm the Corporation’s operations and financial condition directly through interference with communications and through the destruction of facilities and operational, financial and management information systems and/or indirectly by adversely affecting economic and industry conditions. These events could prevent the Corporation from gathering deposits, originating loans and processing and controlling its flow of business by affecting borrowers, depositors, suppliers or other counterparties. The Corporation’s ability to mitigate the adverse impact of these occurrences would depend in part on the Corporation’s business continuity planning, the ability to anticipate any such event occurring, the preparedness of national or regional emergency responders, and continuity planning of parties the Corporation deals with.

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

The Corporation maintains a comprehensive Cyber and Information Security Program and significant resources are devoted to protecting the Corporation’s assets from threats. Despite security measures, the Corporation’s information technology and infrastructure may be breached through cyber-attacks, computer viruses or malware, pretext calls, electronic phishing, or other means. These risks and uncertainties are rapidly evolving and increasing in complexity, and the Corporation’s failure to effectively mitigate them could negatively impact its business and operations.

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

At December 31, 2019, the Corporation had goodwill of $543,918,000 recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill.  The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

From time to time, the U.S government or State governments where the Corporation has tax nexus can enact tax legislation that may have a material effect on the Corporation's business and financial results. On December 22, 2017, the U.S. government enacted tax reform legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") which made significant changes to the Internal Revenue Code of 1986, as amended. The legislation, among other things, made significant changes to the rules applicable to the taxation of corporations, such as changing the corporate tax rate to 21 percent, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, and modifying the rules regarding the usability of net operating losses. ASC 740, Income Taxes, requires the impact of tax legislation to be recognized in the accounting period the legislation is signed into law. As such, the $5.1 million impact of revaluing the Corporation's deferred tax assets and liabilities has been recorded in income tax expense as of December 31, 2017.

While our earnings have been positively impacted by the rate reduction and the resulting increase in economic activity, the TCJA also enacted limitations on certain deductions that have had a negative impact on borrowers and the market for single-family residential real estate, and, as a result, on the banking industry. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes. Given the current economic and political environment and ongoing budgetary pressures, the enactment of further new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.

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

•
The Bank is operating under a Settlement Agreement and Agreed Order ("Settlement Agreement") with the United States Department of Justice ("DOJ"), and its failure to comply with the Agreement could materially and adversely affect our business.

The Bank is operating under a Settlement Agreement and Agreed Order with the DOJ, and its failure to comply with the Settlement Agreement could materially and adversely affect our business. Our Board of Directors and executive management team have been working diligently to comply with the Settlement Agreement and believe that they have allocated sufficient resources to address the corrective actions required by the DOJ. Compliance with and resolution of the Settlement Agreement will ultimately be determined by the DOJ. The Bank’s failure to comply with the Settlement Agreement and to successfully implement its requirements or the general perception of the Settlement Agreement by other regulators with jurisdiction over the Corporation or the Bank could have a material and adverse effect on our business, results of operation, financial condition, plans for and timing of future acquisitions and expansion, cash flows and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

PART I: ITEM 2., ITEM 3. AND ITEM 4.

ITEM 2.  PROPERTIES.

The headquarters of the Corporation and the Bank are located at 200 East Jackson Street, Muncie, Indiana. The building is owned by the Bank.

The Bank conducts business through numerous facilities owned and leased.  Of the 128 banking offices operated by the Bank, 110 are owned and 18 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2019 was $113,055,000.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION - INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

Michael C. Rechin, 61, President and Chief Executive Officer, Corporation
President and Chief Executive Officer of the Corporation since April 2007; Chief Operating Officer of the Corporation from November 2005 to April 2007; Executive Vice President, Corporate Banking National City Bank from 1995 to November 2005.

Mark K. Hardwick, 49, Executive Vice President and Chief Financial Officer and Chief Operating Officer, Corporation
Executive Vice President and Chief Financial Officer and Chief Operating Officer of the Corporation since May 2016; Executive Vice President and Chief Financial Officer of the Corporation since December 2005; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 54, Executive Vice President and Chief Banking Officer, Corporation
Executive Vice President and Chief Banking Officer of the Corporation since February 2008; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

John J. Martin, 53, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 51, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Jeffrey B. Lorentson, 56, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

Michele M. Kawiecki, 47, Senior Vice President and Director of Finance, Corporation
Senior Vice President and Director of Finance of the Corporation since March 2015; Senior Vice President of Capital Management and Assistant Treasurer of UMB Financial Corporation from May 2011 to March 2015; Director of Corporate Development and Enterprise Project Management at UMB Financial Corporation from May 2008 to May 2011; Chief Risk Officer at UMB Financial Corporation from February 2004 to May 2008.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the KBW Nasdaq Regional Banking Index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

		Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
First Merchants Corporation	$100.00	$113.59	$171.58	$194.94	$161.94	$201.79
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
KBW Nasdaq Regional Banking Index	100.00	105.91	147.24	149.82	123.60	153.03

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the Nasdaq Global Select Market under the symbol FRME. At the close of business on February 21, 2020, the number of shares outstanding was 55,155,733. There were 4,479 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2019, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October, 2019	—	$—	—	2,483,984
November, 2019	—	$—	—	2,483,984
December, 2019	116	$41.11	—	2,483,984

(1) Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

(2) On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided however, that the total aggregate investment in shares repurchased under the program may not exceed $75,000,000. The program does not have an expiration date. However it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 516,016 shares of common stock for a total investment of $19.0 million.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	59,350	$13.51	1,625,354
Total	59,350	$13.51	1,625,354

PART II: ITEM 5. AND ITEM 6.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in Thousands, Except Share Data)	2019	2018	2017	2016	2015
Operations (1) (2) (3) (4) (5)
Net interest income fully taxable equivalent (FTE) basis	$369,745	$349,589	$294,554	$240,014	$207,379
Less tax equivalent adjustment	13,085	10,732	17,270	13,541	10,975
Net interest income	356,660	338,857	277,284	226,473	196,404
Provision for loan losses	2,800	7,227	9,143	5,657	417
Net interest income after provision for loan losses	353,860	331,630	268,141	220,816	195,987
Total other income	86,688	76,459	71,009	65,203	69,868
Total other expenses	246,763	219,951	205,556	177,359	174,806
Income before income tax expense	193,785	188,138	133,594	108,660	91,049
Income tax expense	29,325	28,999	37,524	27,609	25,665
Net income available to common stockholders	$164,460	$159,139	$96,070	$81,051	$65,384

Per Share Data
Basic net income available to common stockholders	$3.20	$3.23	$2.13	$1.99	$1.73
Diluted net income available to common stockholders	3.19	3.22	2.12	1.98	1.72
Cash dividends paid - common	1.00	0.84	0.69	0.54	0.41
December 31 book value - common	32.26	28.53	26.51	22.04	20.91
December 31 tangible book value - common (6)	21.94	19.12	16.96	15.85	14.68
December 31 market value (bid price) - common	41.59	34.27	42.06	37.65	25.42

Average Balances (1) (2) (3) (4) (5)
Total assets	$11,091,320	$9,689,057	$8,196,229	$6,899,265	$6,085,687
Total loans (7)	7,690,190	6,997,771	5,881,284	4,814,005	4,179,839
Earning assets	10,015,771	8,736,367	7,335,702	6,180,050	5,464,829
Total deposits	8,782,634	7,569,482	6,368,751	5,438,217	4,806,503
Total stockholders' equity	1,569,615	1,343,861	1,110,524	884,664	753,724

Year-End Balances (1) (2) (3) (4) (5)
Total assets	$12,457,254	$9,884,716	$9,367,478	$7,211,611	$6,761,003
Total loans (7)	8,468,347	7,229,245	6,758,415	5,142,574	4,703,716
Allowance for loan losses	80,284	80,552	75,032	66,037	62,453
Total deposits	9,839,956	7,754,593	7,172,530	5,556,498	5,289,647
Total stockholders' equity	1,786,437	1,408,260	1,303,463	901,657	850,509

Financial Ratios (1) (2) (3) (4) (5)
Return on average assets	1.48%	1.64%	1.17%	1.17%	1.07%
Return on average stockholders' equity	10.48	11.84	8.65	9.16	8.67
Average earning assets to average assets	90.30	90.17	89.50	89.58	89.80
Allowance for loan losses as % of total loans	0.95	1.11	1.11	1.28	1.33
Dividend payout ratio	31.35	26.09	32.55	27.27	23.84
Average stockholders' equity to average assets	14.15	13.87	13.55	12.82	12.39
Tax equivalent yield on earning assets	4.78	4.79	4.53	4.32	4.25
Cost of supporting liabilities	1.09	0.79	0.51	0.43	0.45
Net interest margin on earning assets	3.69	4.00	4.02	3.89	3.80

(1) Effective April 17, 2015, the Corporation acquired 100 percent of C Financial. C Financial was headquartered in Columbus, Ohio and had 6 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, shareholders of C Financial received $6.738 in cash for each share of C Financial stock held, resulting in a total purchase price of $14.5 million.

(2) Effective December 31, 2015, the Corporation acquired 100 percent of Ameriana. Ameriana was headquartered in New Castle, Indiana and had 13 full service banking centers in east central and central Indiana. Pursuant to the merger agreement, shareholders of Ameriana received .9037 shares of the Corporation's common stock for each share of Ameriana Bancorp common stock held. The Corporation issued approximately 2.8 million shares of common stock, which was valued at approximately $70.4 million.

(3) Effective May 19, 2017, the Corporation acquired 100 percent of Arlington Bank. Arlington Bank was headquartered in Columbus, Ohio and had 3 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, each Arlington Bank shareholder received 2.7245 shares of the Corporation's common stock for each outstanding share of Arlington Bank common stock held. The Corporation issued approximately 2.1 million shares of common stock, which was valued at approximately $82.6 million.

(4) On November 21, 2016, the Corporation purchased 495,112 shares, or 12.1 percent, of IAB's outstanding common stock from an IAB shareholder for $19.8 million. Effective July 14, 2017, the Corporation acquired the remaining shares of IAB common stock. IAB was headquartered in Fort Wayne, Indiana and had 16 full service banking centers serving the Fort Wayne, Indiana market. Pursuant to the merger agreement, each IAB shareholder received 1.653 shares of the Corporation's common stock for each outstanding share of IAB common stock held. The Corporation issued approximately 6.0 million shares of common stock. The transaction value for the remaining shares of common stock, not owned by the Corporation, was approximately $238.8 million, resulting in a total purchase price of $258.6 million.

(5) On September 1, 2019, the Corporation acquired 100 percent of MBT. MBT was headquartered in Monroe, Michigan and had 20 banking centers serving the Monroe market. Pursuant to the merger agreement, each MBT shareholder received 0.275 shares of the Corporation's common stock for each outstanding share of MBT common stock held. The Corporation issued approximately 6.4 million shares of common stock, which was valued at approximately $229.9 million. The details of the acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Business Combinations
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

Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Loans individually evaluated for impairment are those deemed impaired in accordance with ASC 310-10, including commercial relationships greater than $500,000 that exhibit well defined credit weaknesses. Any allowances for impaired loans are measured based on the fair value of the underlying collateral, if collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation evaluates the collectability of principal when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Goodwill and Intangibles
For acquisitions, assets acquired, including identified intangible assets, and the liabilities assumed are required to be recorded at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives over which the intangible asset will be amortized is subjective. Intangible Assets that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over two to ten years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

Under ASC 350, Intangibles – Goodwill and Other, goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill. The Corporation completed its most recent annual goodwill impairment test on October 1, 2019 and concluded, based on current events and circumstances, goodwill is not impaired.

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

Derivatives that qualify for the hedge accounting treatment are designated as either: (1) a hedge of the fair value of the recognized asset or liability, or of an unrecognized firm commitment (a fair value hedge); or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in AOCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in AOCI are reflected in the consolidated statements of income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized in the consolidated statements of income. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

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

Income Taxes
Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2016.

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation reviews income tax expense and the carrying value of deferred tax assets and liabilities quarterly; as new information becomes available, the balances are adjusted if applicable. The Corporation's policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

RESULTS OF OPERATIONS – 2019

Net income available to stockholders for the year ended December 31, 2019 was $164.5 million compared to $159.1 million during the same period in 2018. Earnings per fully diluted common share for 2019 totaled $3.19 compared to $3.22 during the same period in 2018. Included in the 2019 results were $13.7 million, or $0.21 per share, of acquisition-related expenses associated with the acquisition of MBT. Details of the MBT acquisition, which occurred on September 1, 2019, are included within NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2019, total assets equaled $12.5 billion compared to $9.9 billion as of year end 2018, an increase of $2.6 billion, or 26.0 percent. The MBT acquisition resulted in $1.5 billion of the asset increase in 2019. The Corporation's total loan portfolio equaled $8.5 billion as of December 31, 2019, an increase of $1.2 billion, or 17.1 percent from December 31, 2018. Excluding the MBT loans acquired of $732.6 million, the Corporation's loan portfolio grew organically in 2019 by $506.5 million, or 7 percent.

The Corporation’s allowance for loan losses totaled $80.3 million as of December 31, 2019, a slight decrease compared to $80.6 million as of December 31, 2018, due to declines in delinquent, impaired and non-accrual loans during 2019. Non-accrual loans decreased $10.2 million, or 39 percent during 2019 and the allowance provides 503.4 percent coverage of all non-accrual loans and 0.95 percent of total loans at December 31, 2019.  Details of the Allowance for Loan Losses and non-performing loans are discussed within the “Loan Quality” and “Provision and Allowance for Loan Losses” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's investment securities portfolio increased $963.5 million from December 31, 2018, and totaled $2.6 billion as of December 31, 2019. The MBT acquisition accounted for $212.2 million of the increase and excess liquidity from deposit growth was deployed in the investment portfolio, which also contributed to the increase from December 31, 2018. Details of the composition of the Corporation's investment securities portfolio are included within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation's other assets increased $52.4 million from December 31, 2018 due in part to implementation of new lease accounting guidance in ASU 2016-02, Leases (Topic 842), associated with the Corporation's leased banking center locations. As of December 31, 2019, the Corporation's right of use asset (recorded in other assets) was $20.7 million and the lease liability (recorded in other liabilities) was $21.4 million. The new lease accounting guidance and lease disclosures are discussed within NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and NOTE 10. LEASES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Additionally, the Corporation's derivative hedge asset (recorded in other assets) and derivative hedge liability (recorded in other liabilities), related to the Corporation's interest rate swaps with commercial banking customers, which are simultaneously hedged by offsetting interest rate swaps with a third party, increased $15.8 million and $16.7 million, respectively from December 31, 2018. The increases were primarily due to a $214.5 million increase in outstanding notional balance and yield curve rates used for valuation purposes were lower at each term point as of December 31, 2019 compared to December 31, 2018. Details of the Corporation's derivative activity is detailed in NOTE 14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Total deposits of $9.8 billion increased $2.1 billion, or 26.9 percent, from December 31, 2018. The MBT acquisition on September 1, 2019 resulted in $1.1 billion of acquired deposits. Organic deposit growth of $979.4 million, or 12.6 percent, also contributed to the increase in 2019. Excluding deposits from the MBT acquisition, the largest increases were in demand, savings and time deposits. Total borrowings as of December 31, 2019 increased $61.7 million from December 31, 2018. FHLB advances increased $36.1 million, which included $10.9 million in FHLB advances from the MBT acquisition, while federal funds purchased decreased $49.0 million. Securities sold under repurchase agreements increased $74.4 million from December 31, 2018, as a result of the MBT acquisition, which accounted for a $94.8 million increase. Additional details related to the changes in deposits and borrowings are detailed within NOTE 11. DEPOSITS and NOTE 13. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the “Deposits and Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2018, total deposits equaled $7.8 billion, an increase of $582.1 million, or 8.1 percent, from December 31, 2017. The largest increases were in savings and demand deposits. Total borrowings decreased $163.4 million as of December 31, 2018, compared to December 31, 2017. Liquidity generated from organic deposit growth was used to fund loan and investment portfolio growth. Additionally, the excess liquidity was used to pay down Federal Home Loan Bank advances and Federal funds purchased, which decreased $99.4 million and $40.0 million, respectively. Additional details related to the changes in deposits and borrowings are detailed within NOTE 11. DEPOSITS and NOTE 13. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the “Deposits and Borrowings” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized” as discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 80 percent of revenues for the year ended December 31, 2019. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for both 2019 and 2018, while 35 percent was used for 2017, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The lower effective income tax rate during the twelve months ended December 31, 2019 and 2018 when compared to the same periods in 2017 were primarily the result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

In 2019, the increases in net interest income and average earning assets were primarily attributable to the September 2019 MBT acquisition, in addition to, core organic loan and deposit growth and an increase in the investment securities portfolio. Asset yields decreased 1 basis point FTE and interest costs increased 34 basis points, resulting in an 35 basis point FTE decrease in net interest spread as compared to 2018. Asset yields decreased in 2019 primarily as a result of the Federal Reserve's discount rate decrease of 25 basis points at each of the Board's August, September and October 2019 meetings. Average earning assets increased $1.3 billion in 2019 compared to 2018 primarily as a result of organic loan growth and the MBT acquisition. In 2019, organic loan growth was $506.5 million, or 7 percent. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $12.0 million and $14.1 million, respectively, for the twelve months ended December 31, 2019 and 2018. Net interest margin, on a tax equivalent basis, decreased to 3.69 percent for 2019 compared to 4.00 percent in 2018.

Additional details of the Corporation's acquisitions, remaining loan fair value discount, accretable and nonaccretable yield can be found in NOTE 2. ACQUISITION, NOTE 6. ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A PURCHASE, and NOTE 22. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In 2018, asset yields increased 26 basis points FTE and interest costs increased 35 basis points, resulting in an 9 basis point FTE decrease in net interest spread as compared to 2017. Asset yields increased in 2018 primarily as a result of the Federal Reserve's discount rate increases of 25 basis points at each of the Board's March, June, September and December 2018 meetings. Interest costs also increased as both core deposits and wholesale funding rates increased year-over-year. Average earning assets increased $1.4 billion in 2018 compared to 2017 primarily as a result of organic loan growth and a full year of acquisition related earning assets. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $14.1 million and $13.9 million, respectively, for the twelve months ended December 31, 2018 and 2017. Net interest margin, on a tax equivalent basis, decreased to 4.00 percent for 2018 compared to 4.02 percent in 2017.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin is a function of net interest income and the level of average earning assets.  The following tables presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2019.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2019			2018			2017
Assets:
Interest-bearing deposits	$211,683	$4,225	2.00%	$110,232	$2,241	2.03%	$75,417	$736	0.98%
Federal Reserve and Federal Home Loan Bank stock	25,645	1,370	5.34	24,538	1,234	5.03	20,921	894	4.27
Investment Securities: (1)
Taxable	1,101,247	27,815	2.53	841,203	21,597	2.57	726,004	17,489	2.41
Tax-exempt (2)	987,006	40,070	4.06	762,623	32,290	4.23	632,076	32,891	5.20
Total investment securities	2,088,253	67,885	3.25	1,603,826	53,887	3.36	1,358,080	50,380	3.71
Loans held for sale	18,402	780	4.24	11,425	540	4.73	7,707	462	5.99
Loans: (3)
Commercial	5,631,146	306,139	5.44	5,143,576	274,302	5.33	4,267,651	204,771	4.80
Real estate mortgage	811,188	37,782	4.66	733,709	33,549	4.57	679,284	30,267	4.46
Installment	701,459	38,071	5.43	640,310	34,110	5.33	573,100	28,204	4.92
Tax-exempt (2)	527,995	22,238	4.21	468,751	18,813	4.01	353,542	16,452	4.65
Total loans	7,690,190	405,010	5.27	6,997,771	361,314	5.16	5,881,284	280,156	4.76
Total earning assets	10,015,771	478,490	4.78%	8,736,367	418,676	4.79%	7,335,702	332,166	4.53%
Net unrealized gain (loss) on securities available for sale	17,676			(14,790)			4,360
Allowance for loan losses	(81,000)			(77,444)			(70,380)
Cash and cash equivalents	142,857			131,925			142,503
Premises and equipment	99,343			94,567			97,446
Other assets	896,673			818,432			686,598
Total Assets	$11,091,320			$9,689,057			$8,196,229
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$3,070,861	$33,921	1.10%	$2,319,081	$17,577	0.76%	$1,730,272	$5,817	0.34%
Money market deposit accounts	1,300,064	14,111	1.09	1,097,762	6,721	0.61	938,959	2,788	0.30
Savings deposits	1,242,468	9,464	0.76	1,065,031	5,230	0.49	844,825	734	0.09
Certificates and other time deposits	1,673,292	34,089	2.04	1,514,271	22,014	1.45	1,339,866	14,467	1.08
Total interest-bearing deposits	7,286,685	91,585	1.26	5,996,145	51,542	0.86	4,853,922	23,806	0.49
Borrowings	644,729	17,160	2.66	718,061	17,545	2.44	664,045	13,806	2.08
Total interest-bearing liabilities	7,931,414	108,745	1.37	6,714,206	69,087	1.03	5,517,967	37,612	0.68
Noninterest-bearing deposits	1,495,949			1,573,337			1,514,829
Other liabilities	94,342			57,653			52,909
Total Liabilities	9,521,705			8,345,196			7,085,705
Stockholders' Equity	1,569,615			1,343,861			1,110,524
Total Liabilities and Stockholders' Equity	$11,091,320	108,745		$9,689,057	69,087		$8,196,229	37,612
Net Interest Income (FTE)		$369,745			$349,589			$294,554
Net Interest Spread (FTE) (4)			3.41%			3.76%			3.85%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.78%			4.79%			4.53%
Interest Expense / Average Earning Assets			1.09%			0.79%			0.51%
Net Interest Margin (FTE) (5)			3.69%			4.00%			4.02%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for both 2019 and 2018, while using 35 percent for 2017. These totals equal $13,085, $10,732 and $17,270, respectively.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $10.2 million, or 13.4 percent, in 2019 compared to 2018. On September 1, 2019, the Corporation acquired MBT, which contributed $4.1 million to the 2019 increase in non-interest income. Details of the acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The increased customer base from the acquisition, in addition to organic growth, resulted in an increase in customer related line items of $10.4 million. The largest increases were recognized in derivative hedge fees, fiduciary and wealth management fees, card payment fees and service charges on deposit accounts which accounted for $9.7 million of the customer related line items increase.

Non-interest income increased $5.5 million, or 7.7 percent, in 2018 compared to 2017. Organic growth in 2018 coupled with a full year of the larger customer base from the 2017 acquisitions of Arlington Bank and IAB resulted in an increase in customer related line items of $4.5 million. The largest increases were recognized in service charges on deposit accounts, card payment fees and derivative hedge fees which accounted for $4.7 million of increase when compared to 2017.

Additionally, 2018 contained an increase in other income and gains on sales of available for sale securities of $3.3 million. The increases noted above were offset by a decrease of $2.5 million in gains on life insurance benefits when compared to 2017.

NON-INTEREST EXPENSES

Non-interest expense increased $26.8 million, or 12.2 percent, in 2019 compared to 2018. The most significant factor contributing to the increase was the acquisition of MBT, as the Corporation recorded $13.7 million of acquisition-related expenses, primarily consisting of $5.3 million of contract termination and core system conversion expenses, $5.2 million of employee severance and retention expenses and $1.6 million of professional and other outside services expense. In addition to the acquisition-related expenses, MBT operations, after the acquisition, resulted in non-interest expense of $6.2 million, of which $3.3 million was in salaries and employee benefits. Additionally, increases totaling $6.1 million were noted in equipment and software, outside data processing fees, and other real estate owned and foreclosure expense. Lastly, marketing expense increased $2.0 million, compared to 2018, primarily due to fair lending settlement expenses.

These increases were partially offset by a decrease in FDIC expense of $2.2 million in 2019 compared to 2018. The decrease was due to assessment credits being issued as a result of the FDIC insurance fund reaching the FDIC's target minimum reserve ratio.

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

INCOME TAX EXPENSE

Income tax expense in 2019 was $29.3 million on pre-tax income of $193.8 million, or 15.1 percent. For 2018, income tax expense was $29.0 million on pre-tax income of $188.1 million, or 15.4 percent.

Additional income tax expense details are discussed within the “INCOME TAXES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in NOTE 22. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

CAPITAL

Stockholders' Equity

On September 1, 2019, the Corporation acquired 100 percent of MBT. Pursuant to the merger agreement, each MBT shareholder received 0.275 shares of the Corporation's common stock for each outstanding share of MBT common stock held. The Corporation issued approximately 6.4 million shares of common stock, which was valued at approximately $229.9 million. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Stock Repurchase Program

On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represents approximately 5 percent of the Corporation's outstanding shares. The actual timing, number and share price of shares purchased under the repurchase program will be determined at the Corporation's discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. During 2019, the Corporation repurchased 516,016 shares of common stock for a total amount of $19.0 million at an average price of $36.90. All shares repurchased under the stock repurchase program were retired upon settlement.

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain a minimum ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer was phased in from zero percent in 2015 to the fully-implemented 2.50 percent in 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

As of December 31, 2019, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2019 and December 31, 2018 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,400,617	14.29%	$783,946	8.00%	N/A	N/A
First Merchants Bank	1,267,649	12.87	787,753	8.00	$984,691	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,255,333	12.81%	$587,960	6.00%	N/A	N/A
First Merchants Bank	1,187,365	12.06	590,815	6.00	$787,753	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,188,970	12.13%	$440,970	4.50%	N/A	N/A
First Merchants Bank	1,187,365	12.06	443,111	4.50	$640,049	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,255,333	10.54%	$476,383	4.00%	N/A	N/A
First Merchants Bank	1,187,365	9.99	475,564	4.00	$594,455	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,177,725	14.61%	$644,871	8.00%	N/A	N/A
First Merchants Bank	1,092,602	13.46	649,531	8.00	$811,914	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,032,173	12.80%	$483,653	6.00%	N/A	N/A
First Merchants Bank	1,012,050	12.47	487,148	6.00	$649,531	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$966,032	11.98%	$362,740	4.50%	N/A	N/A
First Merchants Bank	1,012,050	12.47	365,361	4.50	$527,744	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,032,173	10.91%	$378,379	4.00%	N/A	N/A
First Merchants Bank	1,012,050	10.70	379,397	4.00	$472,996	5.00%

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

	December 31, 2019		December 31, 2018
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,786,437	$1,787,006	$1,408,260	$1,456,220
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(27,874)	(30,495)	21,422	19,031
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	66,363	—	66,141	—
Less: Disallowed Goodwill and Intangible Assets	(569,468)	(569,021)	(463,525)	(463,076)
Total Tier 1 Capital (Regulatory)	1,255,333	1,187,365	1,032,173	1,012,050
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	80,284	80,284	80,552	80,552
Total Risk-Based Capital (Regulatory)	$1,400,617	$1,267,649	$1,177,725	$1,092,602

Net Risk-Weighted Assets (Regulatory)	$9,799,329	$9,846,913	$8,060,882	$8,119,141
Average Assets	$11,909,571	$11,889,092	$9,459,477	$9,459,925

Total Risk-Based Capital Ratio (Regulatory)	14.29%	12.87%	14.61%	13.46%
Tier 1 Capital to Risk-Weighted Assets	12.81%	12.06%	12.80%	12.47%
Tier 1 Capital to Average Assets	10.54%	9.99%	10.91%	10.70%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,255,333	$1,187,365	$1,032,173	$1,012,050
Less: Qualified Capital Securities	(66,363)	—	(66,141)	—
Common Equity Tier 1 Capital (Regulatory)	$1,188,970	$1,187,365	$966,032	$1,012,050

Net Risk-Weighted Assets (Regulatory)	$9,799,329	$9,849,913	$8,060,882	$8,119,141
Common Equity Tier 1 Capital Ratio (Regulatory)	12.13%	12.06%	11.98%	12.47%

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

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 10.16 percent at December 31, 2019, and 9.97 percent at December 31, 2018.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Shares and Dollars in Thousands, Except Per Share Amounts)	December 31, 2019	December 31, 2018
Total Stockholders' Equity (GAAP)	$1,786,437	$1,408,260
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(578,881)	(469,784)
Tangible common equity (non-GAAP)	$1,207,431	$938,351
Total assets (GAAP)	$12,457,254	$9,884,716
Less: Intangible assets (GAAP)	(578,881)	(469,784)
Tangible assets (non-GAAP)	$11,878,373	$9,414,932
Tangible common equity to tangible assets (non-GAAP)	10.16%	9.97%

Tangible common equity (non-GAAP)	$1,207,431	$938,351
Plus: Tax Benefit of intangibles (non-GAAP)	7,257	5,017
Tangible common equity, net of tax (non-GAAP)	$1,214,688	$943,368
Common Stock outstanding	55,368	$49,350
December 31 - tangible book value - common (non-GAAP)	$21.94	$19.12

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the periods ended December 31, 2019 and 2018.

(Dollars in Thousands, Except Per Share Amounts)	December 31, 2019	December 31, 2018
Average goodwill (GAAP)	$478,143	$445,354
Average core deposit intangible (GAAP)	27,067	27,770
Average deferred tax on CDI (GAAP)	(5,588)	(5,703)
Intangible adjustment (non-GAAP)	$499,622	$467,421
Average stockholders' equity (GAAP)	$1,569,615	$1,343,861
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(499,622)	(467,421)
Average tangible capital (non-GAAP)	$1,069,868	$876,315
Average assets (GAAP)	$11,091,320	$9,689,057
Intangible adjustment (non-GAAP)	(499,622)	(467,421)
Average tangible assets (non-GAAP)	$10,591,698	$9,221,636
Net income available to common stockholders (GAAP)	$164,460	$159,139
CDI amortization, net of tax (GAAP)	4,736	5,307
Tangible net income available to common stockholders (non-GAAP)	$169,196	$164,446
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$3.19	$3.22
Diluted tangible net income available to common stockholders (non-GAAP)	$3.28	$3.32
Ratios:
Return on average GAAP capital (ROE)	10.48%	11.84%
Return on average tangible capital	15.81%	18.77%
Return on average assets (ROA)	1.48%	1.64%
Return on average tangible assets	1.60%	1.78%

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

At December 31, 2019, non-performing loans totaled $16.8 million, a decrease of $10.5 million from December 31, 2018. Loans not accruing interest income totaled $15.9 million at December 31, 2019, a decrease of $10.2 million from the December 31, 2018 balance of $26.1 million. The Corporation's coverage ratio of allowance for loan losses to non-accrual loans increased from 308.1 percent at December 31, 2018 to 503.4 percent at December 31, 2019. See additional information in the “Provision and Allowance for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned totaling $7.5 million increased $5.3 million during the twelve month period ending December 31, 2019. The increase in other real estate owned was driven by the transfer of a single commercial property with a carrying value of $5.9 million. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Accruing loans 90-days or more delinquent totaled $69,000 at December 31, 2019, a decrease of $1.8 million from the December 31, 2018 balance of $1.9 million. The decrease was primarily in real estate construction loans.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At December 31, 2019, impaired loans totaled $11.7 million, a decrease of $10.3 million from the December 31, 2018 balance of $22.0 million. At December 31, 2019, a specific allowance for losses was not deemed necessary for impaired loans totaling $7.4 million as there was no identified loss on these credits. An allowance of $689,000 was recorded for the remaining balance of these impaired loans totaling $4.4 million, and is included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2019	2018
Non-performing assets:
Non-accrual loans	$15,949	$26,148
Renegotiated loans	841	1,103
Non-performing loans (NPL)	16,790	27,251
Other real estate owned	7,527	2,179
Non-performing assets (NPA)	24,317	29,430
Loans 90-days or more delinquent and still accruing	69	1,855
NPAs and loans 90-days or more delinquent	$24,386	$31,285
Impaired loans	$11,709	$22,025

The non-accrual balances in the above table include troubled debt restructures totaling $709,000 and $705,000 as of December 31, 2019 and December 31, 2018, respectively.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2019	2018
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$1,259	$2,052
Agricultural production financing and other loans to farmers	183	679
Real estate loans
Construction	7,191	11,606
Commercial and farmland	7,103	8,682
Residential	6,810	5,987
Home equity	1,795	1,815
Individual's loans for household and other personal expenditures	45	110
Public finance and other commercial loans	—	354
Non-performing assets and loans 90-days or more delinquent	$24,386	$31,285

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

In 2019, net charge-offs totaled $3.1 million, an increase of $1.4 million and $2.9 million from 2018 and 2017, respectively. In 2019, the corporation incurred charge-offs exceeding $500,000 on two commercial relationships, with said charge-offs totaling $3.6 million. One recovery above $500,000, in the amount of $738,000, was recognized on one commercial relationship during 2019. In 2018, the corporation incurred charge-offs exceeding $500,000 on two commercial relationships totaling $1.3 million. Recoveries above $500,000, totaling $809,000, were recognized on one commercial relationship during the twelve month period ending December 31, 2018.

The Corporation's loan loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2019	2018	2017
Allowance for loan losses:
Beginning balance	$80,552	$75,032	$66,037

Charge-offs	6,621	7,983	5,028
Recoveries	3,553	6,276	4,880
Net charge-offs	3,068	1,707	148
Provision for loan losses	2,800	7,227	9,143
Ending balance	$80,284	$80,552	$75,032
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.02%	0.00%
Ratio of allowance to non-accrual loans	503.4%	308.1%	261.2%

The distribution of the net charge-offs by collateral classification is provided in the following table for the years indicated.

(Dollars in Thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Net charge-offs:
Commercial and industrial loans	$239	$(257)	$(141)
Agricultural production financing and other farm loans	10	37	(66)
Real estate loans
Construction	1,226	734	(31)
Commercial and farmland	1,160	(518)	(492)
Residential	95	586	162
Home equity	(69)	598	447
Individuals loans for household and other personal expenditures	168	447	269
Public finance and other commercial loans	239	80
Total net charge-offs	$3,068	$1,707	$148

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

Management believes that the allowance for loan losses is adequate to cover incurred losses inherent in the loan portfolio at December 31, 2019. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values. Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

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

At December 31, 2019, the allowance for loan losses was $80.3 million, a decrease of $268,000 from December 31, 2018. During the twelve month period ending December 31, 2019, specific reserves on impaired loans decreased $1.2 million, while the loss reserve for loans not deemed impaired increased $915,000. As a percent of total loans, the allowance was 0.95 percent at December 31, 2019, compared to 1.11 percent at December 31, 2018. The decline in the allowance as a percent of total loans was primarily due to an improvement in credit metrics and the acquisition of MBT, which resulted in $732.6 million of acquired loans that are excluded from the allowance for loan losses calculation.

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

The following table summarizes loan loss reserves by collateral segment for the periods ended December 31, 2019 and 2018.

	December 31, 2019
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$—	$231	$—	$458	$689
Collectively evaluated for impairment	32,902	28,547	4,035	14,111	79,595
Total allowance for loan losses	$32,902	$28,778	$4,035	$14,569	$80,284

	December 31, 2018
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$—	$1,435	$1	$436	$1,872
Collectively evaluated for impairment	32,657	28,174	3,963	13,886	78,680
Total allowance for loan losses	$32,657	$29,609	$3,964	$14,322	$80,552

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

The Corporation’s primary market areas for lending are central and northern Indiana, northeastern Illinois, central Ohio, and southeast Michigan. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. The allowance for loan losses at December 31, 2019 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio and the current condition and amount of loans outstanding. The determination of the provision for loan losses in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

Beginning with the first quarter of 2020, the Corporation will adopt Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance was issued to address concerns that current generally accepted accounting principles (GAAP) restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the Current Expected Credit Loss (CECL) model.

Under the CECL model, certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined and cause a charge to earnings through the provision for loan losses. Such charge would adversely affect the financial condition of the Corporation.

The Corporation has developed models that satisfy the requirements of the new standard which will be governed by a system of internal controls and a cross-functional working group consisting of accounting, finance, and credit administration personnel. The loan portfolio was pooled into ten loan segments with similar risk characteristics for which the probability of default/loss given default methodology will be applied. The Corporation intends to utilize a one-year economic forecast period then revert to historical macroeconomic levels for the remaining life of the portfolio. A baseline macroeconomic scenario, along with three other scenarios, will be used to develop a range of estimated credit losses for which to determine the best estimate within.

The Corporation will record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet as of the beginning of the first quarter of 2020.  The allowance will increase by 55-65 percent because it will cover expected credit losses over the life of the loan portfolio, which approximates four years, and it includes all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which is estimated to be approximately $18 million.

GOODWILL

Goodwill is reviewed at least annually for impairment. The Corporation completed its most recent annual goodwill impairment test on October 1, 2019 and concluded, based on current events and circumstances, goodwill is not impaired. The MBT acquisition on September, 1, 2019 resulted in $98.6 million of goodwill, which includes an addition of $719,000 recorded in the fourth quarter of 2019 as a measurement period adjustment. There were no changes in goodwill for the year ending December 31, 2018. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.8 billion at December 31, 2019, an increase of $647.8 million, or 56.7 percent, from December 31, 2018. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $9.9 million at December 31, 2019. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At December 31, 2019, total borrowings from the FHLB were $351.1 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2019 was $638.7 million.

The required payments related to operating leases and borrowings at December 31, 2019 are as follows:

(Dollars in Thousands)	2020	2021	2022	2023	2024	2025 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$3,434	$3,157	$3,033	$2,654	$2,585	$10,198	$—	$25,061
Federal funds purchased	55,000	—	—	—	—	—	—	55,000
Securities sold under repurchase agreements	187,946	—	—	—	—	—	—	187,946
Federal Home Loan Bank advances	41,370	55,097	95,097	115,097	97	44,314	—	351,072
Subordinated debentures and term loans	—	—	—	—	—	142,322	(3,637)	138,685
Total	$287,750	$58,254	$98,130	$117,751	$2,682	$196,834	$(3,637)	$757,764

For further details related to the Corporation's borrowings, see NOTE 13. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Additionally, the Corporation has entered into a number of long-term leasing arrangements to support ongoing activities. Details related to the Corporation's lease obligations are discussed within NOTE 10. LEASES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report of Form 10-K.

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

Summarized credit-related financial instruments at December 31, 2019 are as follows:

(Dollars in Thousands)	December 31, 2019
Amounts of Commitments:
Loan commitments to extend credit	$3,005,064
Standby letters of credit	30,200
$3,035,264

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2019 remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2019.

	December 31, 2019
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$118,263	$—	$—	$—	$118,263
Investment securities	148,834	112,748	555,860	1,778,621	2,596,063
Loans	4,809,785	538,928	1,894,883	1,224,751	8,468,347
Federal Home Loan Bank stock	—	—	28,736	—	28,736
Total rate-sensitive assets	$5,076,882	$651,676	$2,479,479	$3,003,372	$11,211,409
Rate-Sensitive Liabilities:
Interest-bearing deposits	$7,087,907	$811,653	$191,739	$12,261	$8,103,560
Federal funds purchased	55,000	—	—	—	55,000
Securities sold under repurchase agreements	187,946	—	—	—	187,946
Federal Home Loan Bank advances	20,100	21,200	275,000	34,772	351,072
Subordinated debentures and term loans	68,685	—	70,000	—	138,685
Total rate-sensitive liabilities	$7,419,638	$832,853	$536,739	$47,033	$8,836,263
Interest rate sensitivity gap by period	$(2,342,756)	$(181,177)	$1,942,740	$2,956,339
Cumulative rate sensitivity gap	$(2,342,756)	$(2,523,933)	$(581,193)	$2,375,146
Cumulative rate sensitivity gap ratio
at December 31, 2019	68.4%	69.4%	93.4%	126.9%
at December 31, 2018	74.8%	72.4%	91.1%	126.7%

The Corporation had a cumulative negative gap of $2.5 billion in the one-year horizon at December 31, 2019, or 20.3 percent of total assets.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2019, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	At December 31, 2019
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal Funds	200	(100)
One-Year CMT	200	(100)
Three-Year CMT	200	(100)
Five-Year CMT	200	(100)
CD's	200	(24)
FHLB	200	(89)

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the base, rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2019. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2019
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$368,024	$389,367	$355,191
Variance from Base		$21,343	$(12,833)
Percent of Change from Base		5.8%	(3.5)%

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

Results for the base, rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2018. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2018
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$344,064	$371,221	$330,990
Variance from Base		$27,157	$(13,074)
Percent of Change from Base		7.9%	(3.8)%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

Earning assets increased by $2.3 billion during the twelve months ended December 31, 2019.  The September 1, 2019 acquisition of MBT contributed to increases in several categories. Additional details of the MBT acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest-bearing time deposits and investments securities increased $81.3 million and $963.5 million, respectively, of which the MBT acquisition accounted for $281.2 million and $212.2 million of the increase in interest-bearing time deposits and investment securities, respectively. During 2019, the Corporation deployed excess liquidity in the investment securities portfolio.

Loans and loans held for sale increased $1.2 billion, as the MBT acquisition contributed $732.6 million to the loan growth. In 2019, organic loan growth was $506.5 million, or 7 percent. The largest loan segments that experienced increases were commercial and industrial, construction real estate and commercial and farmland real estate loans. No loan segments experienced decreases. Additional details of the changes in the Corporation's loan porfolio are discussed within NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Federal Home Loan Bank stock increased $4.1 million, all of which was due to the acquisition of MBT.

The following table presents the earning asset mix as of December 31, 2019 and 2018.

	December 31,	December 31,
(Dollars in Thousands)	2019	2018
Interest-bearing time deposits	$118,263	$36,963
Investment securities available for sale	1,790,025	1,142,195
Investment securities held to maturity	806,038	490,387
Loans held for sale	9,037	4,778
Loans	8,459,310	7,224,467
Federal Home Loan Bank stock	28,736	24,588
	$11,211,409	$8,923,378

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements, FHLB advances, subordinated debentures and term loans) at December 31, 2019 and 2018.

	December 31,	December 31,
(Dollars in Thousands)	2019	2018
Deposits	$9,839,956	$7,754,593
Federal funds purchased	55,000	104,000
Securities sold under repurchase agreements	187,946	113,512
Federal Home Loan Bank advances	351,072	314,986
Subordinated debentures and term loans	138,685	138,463
	$10,572,659	$8,425,554

Deposits increased $2.1 billion from December 31, 2018. The MBT acquisition on September 1, 2019 resulted in $1.1 billion of acquired deposits. Additional details regarding the acquisition are discussed within NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposit increases, excluding deposits from the MBT acquisition, were noted in demand, savings and time deposits of $667.3 million, $216.2 million and $127.7 million, respectively, as compared to the same period in 2018. Offsetting these increases was a decrease in brokered certificates of deposits of $31.8 million.

FHLB advances increased $36.1 million, which included $10.9 million in FHLB advances from the MBT acquisition, while federal funds purchased decreased $49.0 million. Liquidity generated from an increase in deposits and FHLB advances was used to fund organic loan growth and investment securities purchases, and also to pay down wholesale funding sources.

Securities sold under repurchase agreements increased $74.4 million from December 31, 2018, as a result of the MBT acquisition, which accounted for a $94.8 million increase.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Income tax expense totaled $29.3 million for 2019 compared to $29.0 million for 2018. The Corporation’s federal statutory income tax rate for 2019 is 21 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, tax-exempt earnings from bank-owned life insurance contracts and reduced state taxes, resulting from the effect of state income apportionment. The reconciliation of federal statutory to actual tax expense is shown in NOTE 22. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $23.7 million at December 31, 2018 to $12.2 million at December 31, 2019. The largest component is the Corporation’s net deferred tax asset, which decreased from $21.4 million at December 31, 2018 to $8.3 million at December 31, 2019. The $13.1 million decrease in the Corporation’s net deferred tax asset was primarily due to an increase in deferred tax liabilities. The largest deferred tax liability increase was associated with the tax effect of the change in unrealized gains and losses on available for sale securities of $12.0 million. Additionally, the net change in deferred taxes associated with accounting for loans increased the net deferred tax liability by $1.9 million. Offsetting the increases to deferred tax liabilities was a deferred tax asset increase associated with deferred compensation of $2.3 million.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 5 to the consolidated financial statements, the Corporation’s consolidated allowance for loan and lease losses (ALLL) was $80.3 million at December 31, 2019. The ALLL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The determination of the ALLL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ALLL.

We identified the valuation of the ALLL as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of controls, including those related to technology, over the Corporation’s ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans including purchased loans that have experienced further credit deterioration and management’s review controls over the ALLL balance as a whole including attending internal Corporation credit quality discussions and analysis;

•	Testing of completeness and accuracy of the information utilized in the ALLL;

•	Testing the model’s computational accuracy;

•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

•	Testing the internal loan review functions and evaluating the accuracy of loan grades;

•	Evaluating the appropriateness of loan grades and assessing the reasonableness of specific reserves on impaired loans;

•	Evaluating the overall reasonableness of assumptions used by considering the past performance of the Corporation and evaluating to trends identified within peer groups.

•	Reviewing subsequent events and considering whether they support or contradict the Corporation’s assessment.

Acquisition
As described in Note 2 to the consolidated financial statements, the Corporation completed the acquisition of MBT and its wholly owned subsidiary Monroe Bank & Trust during the year ended December 31, 2019 with an acquisition price of $229.9 million, including the recognition of $98.6 million of Goodwill. As part of the acquisition, management determined that the acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were valuated at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.
We identified the acquisition and the valuation of acquired assets and assumed liabilities a critical audit matter. Auditing the acquisition transaction involved a high degree of subjectivity in evaluating management’s operational assumptions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:

•	Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisition;

•	Obtaining and reviewing management’s reconciliation procedures of significant accounts and testing of completion procedures performed and asset/liability identification considerations made;

•
Testing management’s computation of purchase price and determination of goodwill recognized focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•
Obtaining and reviewing significant outside vendor valuation estimates and challenging management’s review of the appropriateness of the valuations assessed/allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, including assumptions applied and valuation models utilized by the outside vendors;

•
Utilization of our Forensics & Valuation Services group to assist with testing and challenging the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Corporation’s SEC filings.

BKD, LLP
We have served as the Corporation’s auditor since at least 1982; however, an earlier year cannot be reliably determined.
Indianapolis, Indiana
February 28, 2020

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2019	2018
ASSETS
Cash and cash equivalents	$177,201	$139,247
Interest-bearing time deposits	118,263	36,963
Investment securities available for sale	1,790,025	1,142,195
Investment securities held to maturity (fair value of $827,566 and $489,217)	806,038	490,387
Loans held for sale	9,037	4,778
Loans	8,459,310	7,224,467
Less: Allowance for loan losses	(80,284)	(80,552)
Net loans	8,379,026	7,143,915
Premises and equipment	113,055	93,420
Federal Home Loan Bank stock	28,736	24,588
Interest receivable	48,901	40,881
Other intangibles	34,962	24,429
Goodwill	543,918	445,355
Cash surrender value of life insurance	288,206	224,939
Other real estate owned	7,527	2,179
Tax asset, deferred and receivable	12,165	23,668
Other assets	100,194	47,772
TOTAL ASSETS	$12,457,254	$9,884,716
LIABILITIES
Deposits:
Noninterest-bearing	$1,736,396	$1,447,907
Interest-bearing	8,103,560	6,306,686
Total Deposits	9,839,956	7,754,593
Borrowings:
Federal funds purchased	55,000	104,000
Securities sold under repurchase agreements	187,946	113,512
Federal Home Loan Bank advances	351,072	314,986
Subordinated debentures and term loans	138,685	138,463
Total Borrowings	732,703	670,961
Interest payable	6,754	5,607
Other liabilities	91,404	45,295
Total Liabilities	10,670,817	8,476,456
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 55,368,482 and 49,349,800 shares	6,921	6,169
Additional paid-in capital	1,054,997	840,052
Retained earnings	696,520	583,336
Accumulated other comprehensive income (loss)	27,874	(21,422)
Total Stockholders' Equity	1,786,437	1,408,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,457,254	$9,884,716

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2019	December 31, 2018	December 31, 2017
INTEREST INCOME
Loans receivable:
Taxable	$382,772	$342,501	$263,704
Tax exempt	17,568	14,862	10,694
Investment securities:
Taxable	27,815	21,597	17,489
Tax exempt	31,655	25,509	21,379
Deposits with financial institutions	4,225	2,241	736
Federal Home Loan Bank stock	1,370	1,234	894
Total Interest Income	465,405	407,944	314,896
INTEREST EXPENSE
Deposits	91,585	51,542	23,806
Federal funds purchased	251	718	561
Securities sold under repurchase agreements	1,424	762	477
Federal Home Loan Bank advances	7,176	7,832	5,196
Subordinated debentures and term loans	8,309	8,233	7,572
Total Interest Expense	108,745	69,087	37,612
NET INTEREST INCOME	356,660	338,857	277,284
Provision for loan losses	2,800	7,227	9,143
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	353,860	331,630	268,141
OTHER INCOME
Service charges on deposit accounts	22,951	20,950	18,722
Fiduciary and wealth management fees	17,562	14,906	14,682
Card payment fees	20,243	18,035	16,120
Net gains and fees on sales of loans	7,891	7,029	7,564
Derivative hedge fees	5,357	2,493	1,978
Other customer fees	1,664	1,860	1,743
Increase in cash surrender value of life insurance	4,518	4,020	3,906
Gains on life insurance benefits	19	198	2,671
Net realized gains on sales of available for sale securities	4,415	4,269	2,631
Other income	2,068	2,699	992
Total Other Income	86,688	76,459	71,009
OTHER EXPENSES
Salaries and employee benefits	144,037	131,704	119,812
Net occupancy	19,584	18,341	16,976
Equipment	16,218	14,334	13,090
Marketing	6,650	4,681	3,739
Outside data processing fees	16,476	13,215	12,242
Printing and office supplies	1,445	1,425	1,283
Intangible asset amortization	5,994	6,719	5,647
FDIC assessments	717	2,920	2,564
Other real estate owned and foreclosure expenses	2,428	1,470	1,903
Professional and other outside services	15,410	8,176	12,757
Other expenses	17,804	16,966	15,543
Total Other Expenses	246,763	219,951	205,556
INCOME BEFORE INCOME TAX	193,785	188,138	133,594
Income tax expense	29,325	28,999	37,524
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$164,460	$159,139	96,070

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic	$3.20	$3.23	$2.13
Diluted	$3.19	$3.22	$2.12

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Net income	$164,460	$159,139	$96,070
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $12,946, $3,174, and $5,193	48,703	(13,872)	9,645
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $226, $52, and $4	(846)	437	9
Reclassification adjustment for net gains included in net income, net of tax of $857, $797, and $576	(3,224)	(3,002)	(1,070)
Defined benefit pension plans, net of tax of $1,239, $1,001, and $1,125
Net gain (loss) arising during period	4,579	(1,435)	2,686
Amortization of prior service cost	84	(16)	(597)
	49,296	(17,888)	10,673
Comprehensive income	$213,756	$141,251	$106,743

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2016	125	$125	40,912,697	$5,114	$509,018	$400,981	$(13,581)	$901,657
Comprehensive income
Net income	—	—	—	—	—	96,070	—	96,070
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	10,673	10,673
Cash dividends on common stock ($.69 per share)	—	—	—	—	—	(31,820)	—	(31,820)
Issuance of common stock related to acquisitions	—	—	8,044,446	1,006	320,425	—	—	321,431
Share-based compensation	—	—	89,362	11	2,816	—	—	2,827
Stock issued under employee benefit plans	—	—	14,948	2	517	—	—	519
Stock issued under dividend reinvestment and stock purchase plan	—	—	24,058	3	988	—	—	991
Stock options exercised	—	—	104,748	13	2,385	—	—	2,398
Restricted shares withheld for taxes	—	—	(32,021)	(4)	(1,279)	—	—	(1,283)
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income
Net income	—	—	—	—	—	159,139	—	159,139
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,888)	(17,888)
Cash dividends on common stock ($.84 per share)	—	—	—	—	—	(41,660)	—	(41,660)
Reclassification adjustment under ASU 2018-02	—	—	—	—	—	626	(626)	—
Share-based compensation	—	—	112,569	14	3,578	—	—	3,592
Stock issued under employee benefit plans	—	—	19,001	2	705	—	—	707
Stock issued under dividend reinvestment and stock purchase plan	—	—	28,156	4	1,207	—	—	1,211
Stock options exercised	—	—	76,152	10	1,588	—	—	1,598
Restricted shares withheld for taxes	—	—	(44,316)	(6)	(1,896)	—	—	(1,902)
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income
Net income	—	—	—	—	—	164,460	—	164,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49,296	49,296
Cash dividends on common stock ($1.00 per share)	—	—	—	—	—	(51,276)	—	(51,276)
Issuance of common stock related to acquisitions	—	—	6,383,806	798	229,128	—	—	229,926
Repurchases of common stock	—	—	(516,016)	(65)	(18,976)	—	—	(19,041)
Share-based compensation	—	—	116,572	15	4,100	—	—	4,115
Stock issued under employee benefit plans	—	—	21,521	3	699	—	—	702
Stock issued under dividend reinvestment and stock purchase plan	—	—	38,942	5	1,526	—	—	1,531
Stock options exercised	—	—	16,950	2	142	—	—	144
Restricted shares withheld for taxes	—	—	(43,093)	(6)	(1,674)	—	—	(1,680)
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2019	2018	2017
Cash Flow From Operating Activities:
Net income	$164,460	$159,139	$96,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,800	7,227	9,143
Depreciation and amortization	9,383	8,842	7,967
Change in deferred taxes	4,965	3,524	15,523
Share-based compensation	4,115	3,592	2,827
Loans originated for sale	(511,407)	(372,791)	(377,252)
Proceeds from sales of loans held for sale	513,357	380,254	387,095
Gains on sales of loans held for sale	(6,209)	(5,025)	(5,910)
Gains on sales of securities available for sale	(4,415)	(4,269)	(2,631)
Increase in cash surrender of life insurance	(4,518)	(4,020)	(3,906)
Gains on life insurance benefits	(19)	(198)	(2,671)
Change in interest receivable	(4,659)	(3,751)	(6,838)
Change in interest payable	1,090	1,217	31
Other adjustments	9,464	6,494	7,054
Net cash provided by operating activities	178,407	180,235	126,502
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	199,928	(1,936)	237,936
Purchases of:
Securities available for sale	(676,791)	(370,284)	(479,045)
Securities held to maturity	(423,385)	(30,465)	(30,220)
Proceeds from sales of securities available for sale	132,837	154,519	94,165
Proceeds from maturities of:
Securities available for sale	138,356	77,881	70,846
Securities held to maturity	130,502	66,129	72,220
Redemption (Purchase) of Federal Reserve and Federal Home Loan Bank stock	—	(763)	40
Net change in loans	(512,364)	(483,418)	(670,000)
Net cash and cash equivalents received in acquisition	10,207	—	54,536
Proceeds from the sale of other real estate owned	2,060	9,121	6,584
Proceeds from life insurance benefits	815	2,836	11,655
Other investing activities	(8,564)	804	(4,047)
Net cash used in investing activities	(1,006,399)	(575,576)	(635,330)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	883,524	526,859	425,742
Certificates of deposit and other time deposits	95,913	55,204	75,236
Borrowings	599,298	1,515,526	1,088,189
Repayment of borrowings	(643,169)	(1,677,860)	(1,024,166)
Cash dividends on common stock	(51,276)	(41,660)	(31,820)
Stock issued under employee benefit plans	702	707	519
Stock issued under dividend reinvestment and stock purchase plans	1,531	1,211	991
Stock options exercised	144	1,598	2,398
Restricted shares withheld for taxes	(1,680)	(1,902)	(1,283)
Repurchase of common stock	(19,041)	—	—
Net cash provided by financing activities	865,946	379,683	535,806
Net Change in Cash and Cash Equivalents	37,954	(15,658)	26,978
Cash and Cash Equivalents, January 1	139,247	154,905	127,927
Cash and Cash Equivalents, December 31	$177,201	$139,247	$154,905
Additional cash flow information:
Interest paid	$107,598	$67,870	$36,332
Income tax paid	23,588	23,289	22,421
Loans transferred to other real estate owned	7,031	855	8,360
Fixed assets transferred to other assets	1,210	374	6,753
Non-cash investing activities using trade date accounting	—	6,551	9,401
Investments transferred from held to maturity to available for sale in accordance with ASU 2017-12	—	30,794	—
ROU assets obtained in exchange for new operating lease liabilities	23,529	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Fair value of assets acquired	$1,451,287	$—	$1,531,397
Cash received (paid) in acquisition	(15)	—	(12)
Less: Common stock issued	229,926	—	321,431
Liabilities assumed	$1,221,346	$—	$1,209,954

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

The Bank generates commercial, mortgage, and consumer loans and receives deposits from customers located primarily in central and northern Indiana, northeast Illinois, central Ohio and southeast Michigan counties. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

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

Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Loans individually evaluated for impairment are those deemed impaired in accordance with ASC 310-10, including commercial relationships greater than $500,000 that exhibit well defined credit weaknesses. Any allowances for impaired loans are measured based on the fair value of the underlying collateral, if collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation evaluates the collectability of principal when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

INTANGIBLE ASSETS that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over two to ten years. Intangible assets are periodically evaluated as to the recoverability of their carrying value.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Derivatives that qualify for the hedge accounting treatment are designated as either: (1) a hedge of the fair value of the recognized asset or liability, or of an unrecognized firm commitment (a fair value hedge); or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Corporation has only entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in AOCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in AOCI are reflected in the consolidated statements of income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized in the consolidated statements of income. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

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

REVENUE RECOGNITION guidance was adopted by the Corporation on January 1, 2018. ASU 2014-09 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

INCOME TAX in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2016.

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

RECENT ACCOUNTING CHANGES ADOPTED IN 2019

FASB Accounting Standards Update No. 2018-11 - Leases (Topic 842): Targeted Improvements - The FASB issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU was intended to reduce costs and ease implementation of the leases standard for financial statement preparers. ASU 2018-11 provided a new transition method and a practical expedient for separating components of a contract. ASU 2018-11 provided entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applied the new leases standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the Corporation's reporting for the comparative periods presented in the financial statements in the period of adoption is in accordance with GAAP in Topic 840, Leases. The Corporation must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments did not change the existing disclosure requirements in Topic 840 (for example, they did not create interim disclosure requirements that the Corporation previously was not required to provide). The Corporation adopted this new transition method on January 1, 2019, but did not recognize a cumulative-effect adjustment to the opening balance of retained earnings at adoption. Lease disclosures are included in NOTE 10. LEASES of these Notes to Consolidated Financial Statements.

The amendments in ASU 2018-11 provided lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

•	The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same.

•	The lease component, if accounted for separately, would be classified as an operating lease.

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

The Corporation adopted this ASU on January 1, 2019 and recorded a ROU asset of $23.3 million and a lease liability of $23.8 million at adoption. Lease disclosures are included in NOTE 10. LEASES of these Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED AFTER 2019

The Corporation continually monitors potential accounting changes and pronouncements. The following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Update No. 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses

Summary - The FASB issued an Accounting Standards Update (ASU) that addressed issues raised by stakeholders during the implementation of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments.

Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets).

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.

The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Corporation adopted the standard on January 1, 2020, but adoption of the standard did not have a significant impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Summary - The FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software.

The ASU aligns the following requirements for capitalizing implementation costs:

•	Those incurred in a hosting arrangement that is a service contract, and

•	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

For calendar-year public companies, the changes will be effective for fiscal years ending after December 15, 2019. For all other calendar-year companies and organizations, the changes will be effective for fiscal years ending after December 15, 2020. The Corporation adopted the standard on January 1, 2020, but adoption of the standard did not have a significant impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update No. 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

Summary - The FASB has issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

Disclosure Requirements Deleted

•	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

•	The amount and timing of plan assets expected to be returned to the employer.

•	Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

•
For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

Disclosure Requirements Added

•	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

•	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

•	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Corporation adopted the standard January 1, 2020, but adoption of the standard did not have a significant impact on the Corporation’s disclosures.

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

The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Corporation adopted the standard January 1, 2020, but adoption of the standard did not have a significant impact on the Corporation’s disclosures.

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

Under the CECL model, certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined and cause a charge to earnings through the provision for loan losses. Such charge would adversely affect the financial condition of the Corporation.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). The Corporation adopted this ASU January 1, 2020.

The Corporation has developed models that satisfy the requirements of the new standard which will be governed by a system of internal controls and a cross-functional working group consisting of accounting, finance, and credit administration personnel. The loan portfolio was pooled into ten loan segments with similar risk characteristics for which the probability of default/loss given default methodology will be applied. The Corporation intends to utilize a one-year economic forecast period then revert to historical macroeconomic levels for the remaining life of the portfolio. A baseline macroeconomic scenario, along with three other scenarios, will be used to develop a range of estimated credit losses for which to determine the best estimate within.

The Corporation will record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet as of the beginning of the first quarter of 2020.  The allowance will increase by 55-65 percent because it will cover expected credit losses over the life of the loan portfolio, which approximates four years, and it includes all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which is estimated to be approximately $18 million.

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

Fair Value
Cash and cash equivalents	$10,222
Interest-bearing time deposits	281,228
Investment securities	212,235
Loans	732,578
Premises and equipment	21,664
Federal Home Loan Bank stock	4,148
Interest receivable	3,361
Cash surrender value of life insurance	59,545
Tax asset, deferred and receivable	5,205
Other assets	6,011
Deposits	(1,105,926)
Securities sold under repurchase agreements	(94,760)
Federal Home Loan Bank advances	(10,853)
Other liabilities	(9,807)
Net tangible assets acquired	114,851
Core deposit intangible	16,527
Goodwill	98,563
Purchase price	$229,941

Of the total purchase price, $16,527,000 was allocated to a core deposit intangible, which will be amortized over its estimated life of 10 years. The remaining purchase price was allocated to goodwill, which is not deductible for tax purposes.

Acquired loan data for MBT is included in the following table:

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$3,531	$6,840	$2,733
Acquired receivables not subject to ASC 310-30	$729,047	$907,210	$14,722

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

Pro Forma Financial Information

The results of operations of MBT have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the year ended December 31, 2019 and 2018, as if the MBT acquisition occurred as of the beginning of the periods presented.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenue (net interest income plus other income)	$474,891	$476,878
Net income available to common shareholders	$161,228	$177,906
Earnings per share:
Basic	$2.89	$3.19
Diluted	$2.88	$3.18

The pro forma information includes adjustments for interest income on loans and investments, interest expense on deposits and borrowings, premises expense for banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the year ended December 31, 2019 includes operating revenue from MBT of $19.7 million since the date of acquisition. Additionally, $19.7 million, net of tax, of non-recurring expenses directly attributable to the MBT acquisition were included in the year ended December 31, 2019 pro forma information.

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

NOTE 3

CASH AND CASH EQUIVALENTS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2019, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

At December 31, 2019, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $190,378,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $39,844,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2019, was $78,934,000.

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2019
U.S. Government-sponsored agency securities	$38,529	$346	$—	$38,875
State and municipal	859,511	41,092	807	899,796
U.S. Government-sponsored mortgage-backed securities	842,349	10,378	1,404	851,323
Corporate obligations	31	—	—	31
Total available for sale	1,740,420	51,816	2,211	1,790,025
Held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	15,619	1	37	15,583
State and municipal	354,115	15,151	107	369,159
U.S. Government-sponsored mortgage-backed securities	434,804	6,921	401	441,324
Foreign investment	1,500	—	—	1,500
Total held to maturity	806,038	22,073	545	827,566
Total Investment Securities	$2,546,458	$73,889	$2,756	$2,617,591

Available for sale at December 31, 2018
U.S. Government-sponsored agency securities	$13,493	$92	$3	$13,582
State and municipal	605,994	5,995	5,854	606,135
U.S. Government-sponsored mortgage-backed securities	530,209	634	8,396	522,447
Corporate obligations	31	—	—	31
Total available for sale	1,149,727	6,721	14,253	1,142,195
Held to maturity at December 31, 2018
U.S. Government-sponsored agency securities	22,618	—	545	22,073
State and municipal	197,909	2,858	872	199,895
U.S. Government-sponsored mortgage-backed securities	268,860	713	3,323	266,250
Foreign investment	1,000	—	1	999
Total held to maturity	490,387	3,571	4,741	489,217
Total Investment Securities	$1,640,114	$10,292	$18,994	$1,631,412

The change in unrealized gains/losses from December 31, 2018 to December 31, 2019 is primarily due to the changes in interest rates. The longer term points on the yield curve have declined since year-end which increases the fair value of securities held in the portfolio.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2019
State and municipal	$76,273	$807	$—	$—	$76,273	$807
U.S. Government-sponsored mortgage-backed securities	127,673	1,326	20,796	78	148,469	1,404
Total Temporarily Impaired Available for Sale Securities	203,946	2,133	20,796	78	224,742	2,211
Temporarily Impaired Held to Maturity Securities at December 31, 2019
U.S. Government-sponsored agency securities	3,016	4	12,467	33	15,483	37
State and municipal	22,947	107	—	—	22,947	107
U.S. Government-sponsored mortgage-backed securities	124,253	364	7,991	37	132,244	401
Total Temporarily Impaired Held to Maturity Securities	150,216	475	20,458	70	$170,674	545
Total Temporarily Impaired Investment Securities	$354,162	$2,608	$41,254	$148	$395,416	$2,756

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2018
U.S. Government-sponsored agency securities	$1,490	$3	$—	$—	$1,490	$3
State and municipal	234,431	3,958	38,028	1,896	272,459	5,854
U.S. Government-sponsored mortgage-backed securities	196,601	2,400	217,121	5,996	413,722	8,396
Total Temporarily Impaired Available for Sale Securities	432,522	6,361	255,149	7,892	687,671	14,253
Temporarily Impaired Held to Maturity Securities at December 31, 2018
U.S. Government-sponsored agency securities	—	—	22,073	545	22,073	545
State and municipal	14,952	369	16,786	503	31,738	872
U.S. Government-sponsored mortgage-backed securities	102,828	876	87,268	2,447	190,096	3,323
Foreign investment	—	—	999	1	999	1
Total Temporarily Impaired Held to Maturity Securities	117,780	1,245	127,126	3,496	244,906	4,741
Total Temporarily Impaired Investment Securities	$550,302	$7,606	$382,275	$11,388	$932,577	$18,994

Certain investments in debt securities are reported in the financial statements at amounts less than their historical cost.  The historical cost of these investments totaled $398,172,000 and $951,571,000 at December 31, 2019 and 2018, respectively.  Total fair value of these investments was $395,416,000  and $932,577,000, which was approximately 15.2 and 57.1 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2019 and 2018, respectively.

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at December 31, 2019.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2019. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $1,404,000 on twenty-seven securities and $401,000 on fifteen securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

State and Municipal Securities and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2019. As noted in the table above, the state and municipal securities portfolio contains unrealized losses of $807,000 on thirty-eight securities and $107,000 on eighteen securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized loses in the available for sale portfolio, and $37,000 on three securities in the held to maturity portfolio.

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2019 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2019
Due in one year or less	$1,134	$1,136	$9,920	$10,105
Due after one through five years	5,031	5,141	45,197	45,654
Due after five through ten years	74,745	76,920	84,153	88,844
Due after ten years	817,161	855,505	231,964	241,639
	898,071	938,702	371,234	386,242
U.S. Government-sponsored mortgage-backed securities	842,349	851,323	434,804	441,324
Total Investment Securities	$1,740,420	$1,790,025	$806,038	$827,566

Securities with a carrying value of approximately $503,427,000, $416,155,000 and $475,999,000  were pledged at December 31, 2019, 2018 and 2017, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $182,856,000 at December 31, 2019, and $116,691,000 at
December 31, 2018.

Gross gains and losses on the sales and redemptions of available for sale securities for the for the years indicated are shown below.

	2019	2018	2017
Sales and Redemptions of Available for Sale Securities:
Gross gains	$4,415	$4,269	$2,681
Gross losses	—	—	50

NOTE 5

LOANS AND ALLOWANCE

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at December 31, 2019 and 2018, were $9,037,000 and $4,778,000, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2019	December 31, 2018

Commercial and industrial loans	$2,109,879	$1,726,664
Agricultural production financing and other loans to farmers	93,861	92,404
Real estate loans:
Construction	787,568	545,729
Commercial and farmland	3,052,698	2,832,102
Residential	1,143,217	966,421
Home equity	588,984	528,157
Individuals' loans for household and other personal expenditures	135,989	99,788
Public finance and other commercial loans	547,114	433,202
Loans	8,459,310	7,224,467
Allowance for loan losses	(80,284)	(80,552)
Net Loans	$8,379,026	$7,143,915

Allowance, Credit Quality and Loan Portfolio

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2019. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2019, the allowance for loan losses was $80,284,000, a decrease of $268,000 from the December 31, 2018 balance of $80,552,000. Net charge-offs for the twelve months ended December 31, 2019, were $3,068,000, an increase of $1,361,000 from the same period in 2018. The provision for loan losses for the twelve months ended December 31, 2019 was $2,800,000, a decrease of $4,427,000 from the same period in 2018. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

The following tables summarize changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2019, 2018, and 2017:

	Twelve Months Ended December 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	733	1,555	239	273	2,800
Recoveries on loans	1,244	1,289	401	619	3,553
Loans charged off	(1,732)	(3,675)	(569)	(645)	(6,621)
Balances, December 31, 2019	$32,902	$28,778	$4,035	$14,569	$80,284

	Twelve Months Ended December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,420	$27,343	$3,732	$13,537	$75,032
Provision for losses	2,097	2,482	679	1,969	7,227
Recoveries on loans	2,456	2,525	302	993	6,276
Loans charged off	(2,316)	(2,741)	(749)	(2,177)	(7,983)
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552

	Twelve Months Ended December 31, 2017
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2016	$27,698	$23,661	$2,923	$11,755	$66,037
Provision for losses	2,515	3,159	1,078	2,391	9,143
Recoveries on loans	1,590	2,260	324	706	4,880
Loans charged off	(1,383)	(1,737)	(593)	(1,315)	(5,028)
Balances, December 31, 2017	$30,420	$27,343	$3,732	$13,537	$75,032

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment for the years indicated.

	December 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$—	$231	$—	$458	$689
Collectively evaluated for impairment	32,902	28,547	4,035	14,111	79,595
Total allowance for loan losses	$32,902	$28,778	$4,035	$14,569	$80,284
Loan balances:
Individually evaluated for impairment	$457	$8,728	$4	$2,520	$11,709
Collectively evaluated for impairment	2,748,681	3,821,660	135,985	1,727,966	8,434,292
Loans acquired with deteriorated credit quality	1,716	9,878	—	1,715	13,309
Loans	$2,750,854	$3,840,266	$135,989	$1,732,201	$8,459,310

	December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$—	$1,435	$1	$436	$1,872
Collectively evaluated for impairment	32,657	28,174	3,963	13,886	78,680
Total allowance for loan losses	$32,657	$29,609	$3,964	$14,322	$80,552
Loan balances:
Individually evaluated for impairment	$1,838	$17,756	$18	$2,413	$22,025
Collectively evaluated for impairment	2,248,330	3,347,686	99,770	1,490,872	7,186,658
Loans acquired with deteriorated credit quality	2,102	12,389	—	1,293	15,784
Loans	$2,252,270	$3,377,831	$99,788	$1,494,578	$7,224,467

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10. This includes loans acquired with subsequent deterioration of credit quality totaling $2,819,000 with $124,000 of related allowance for loan losses at December 31, 2019 and $1,541,000 with no related allowance for loan losses at December 31, 2018.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Consumer and Residential

With respect to residential loans that are secured by 1-4 family residences, which are typically owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans, such as small installment loans and certain lines of credit, are unsecured. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment on loans secured by 1-4 family residences can be impacted by changes in property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2019	December 31, 2018
Commercial and industrial loans	$1,255	$1,803
Agriculture production financing and other loans to farmers	183	679
Real estate loans:
Construction	977	8,667
Commercial and farmland	7,007	8,156
Residential	5,062	4,966
Home equity	1,421	1,481
Individuals' loans for household and other personal expenditures	44	42
Public Finance and other commercial loans	—	354
Total	$15,949	$26,148

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class for the years indicated:

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$320	$320	$—	$320	$—
Agriculture production financing and other loans to farmers	299	137	—	298	—
Real estate loans:
Construction	1,206	970	—	1,229	—
Commercial and farmland	8,037	5,849	—	6,000	156
Residential	93	76	—	77	3
Total	$9,955	$7,352	$—	$7,924	$159
Impaired loans with related allowance:
Real estate loans:
Commercial and farmland	$2,648	$1,909	$231	$1,909	$—
Residential	2,070	2,044	383	2,083	63
Home equity	417	400	75	409	12
Individuals' loans for household and other personal expenditures	4	4	—	4	$—
Total	$5,139	$4,357	$689	$4,405	$75
Total Impaired Loans	$15,094	$11,709	$689	$12,329	$234

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$828	$806	$—	$833	$—
Agriculture production financing and other loans to farmers	679	679	—	679	—
Real estate loans:
Construction	1,352	614	—	835	—
Commercial and farmland	11,176	8,994	—	12,975	165
Residential	118	100	—	101	3
Home equity	49	48	—	48	—
Public finance and other commercial loans	353	353	—	353	—
Total	$14,555	$11,594	$—	$15,824	$168
Impaired loans with related allowance:
Real estate loans:
Construction	$7,978	$7,977	$1,429	$7,977	$—
Commercial and farmland	171	171	6	171	—
Residential	1,958	1,907	362	1,915	57
Home equity	376	358	74	365	10
Individuals' loans for household and other personal expenditures	18	18	1	20	1
Total	$10,501	$10,431	$1,872	$10,448	$68
Total Impaired Loans	$25,056	$22,025	$1,872	$26,272	$236

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$7,611	$1,536	$—	$3,839	$—
Agriculture production financing and other loans to farmers	732	700	—	762	—
Real estate loans:
Commercial and farmland	16,758	15,163	—	17,495	360
Residential	833	519	—	635	—
Home equity	40	8	—	14	—
Individuals' loans for household and other personal expenditures	5	5	—	7	—
Total	$25,979	$17,931	$—	$22,752	$360
Impaired loans with related allowance:
Commercial and industrial loans	812	782	552	1,517	—
Agriculture production financing and other loans to farmers	357	327	114	327	—
Real estate loans:
Commercial and farmland	2,988	2,269	567	2,379	—
Residential	1,616	1,572	327	1,580	28
Home equity	350	330	77	332	11
Total	$6,123	$5,280	$1,637	$6,135	$39
Total Impaired Loans	$32,102	$23,211	$1,637	$28,887	$399

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

	December 31, 2019
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,956,985	$81,179	$71,715	$—	$—	$—	$—	$2,109,879
Agriculture production financing and other loans to farmers	78,558	5,626	9,677	—	—	—	—	93,861
Real estate loans:
Construction	749,249	1,613	1,634	—	—	35,072	—	787,568
Commercial and farmland	2,894,366	57,776	98,575	—	—	1,981	—	3,052,698
Residential	196,710	877	8,075	—	—	932,743	4,812	1,143,217
Home equity	24,211	257	682	—	—	562,507	1,327	588,984
Individuals' loans for household and other personal expenditures	—	—	—	—	—	135,944	45	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	—	547,114
Loans	$6,447,193	$147,328	$190,358	$—	$—	$1,668,247	$6,184	$8,459,310

	December 31, 2018
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,660,879	$23,246	$42,539	$—	—	$—	$—	$1,726,664
Agriculture production financing and other loans to farmers	78,446	5,966	7,992	—	—	—	—	92,404
Real estate loans:
Construction	492,358	2,185	24,224	—	—	25,419	1,543	545,729
Commercial and farmland	2,669,491	76,037	84,288	—	—	2,285	1	2,832,102
Residential	170,075	7,373	2,076	—	—	782,080	4,817	966,421
Home equity	24,653	535	457	—	—	500,996	1,516	528,157
Individuals' loans for household and other personal expenditures	—	—	—	—	—	99,741	47	99,788
Public finance and other commercial loans	432,849	—	353	—	—	—	—	433,202
Loans	$5,528,751	$115,342	$161,929	$—	$—	$1,410,521	$7,924	$7,224,467

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,105,445	$3,039	$136	$4	$1,255	$4,434	$2,109,879
Agriculture production financing and other loans to farmers	93,678	—	—	—	183	183	93,861
Real estate loans:
Construction	784,961	1,630	—	—	977	2,607	787,568
Commercial and farmland	3,043,318	2,324	49	—	7,007	9,380	3,052,698
Residential	1,133,476	4,290	367	22	5,062	9,741	1,143,217
Home equity	584,023	2,960	538	42	1,421	4,961	588,984
Individuals' loans for household and other personal expenditures	135,399	440	105	1	44	590	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	547,114
Loans	$8,427,414	$14,683	$1,195	$69	$15,949	$31,896	$8,459,310

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$1,723,337	$1,093	$182	$249	$1,803	$3,327	$1,726,664
Agriculture production financing and other loans to farmers	89,440	2,285	—	—	679	2,964	92,404
Real estate loans:
Construction	535,520	64	—	1,478	8,667	10,209	545,729
Commercial and farmland	2,822,515	1,253	178	—	8,156	9,587	2,832,102
Residential	959,252	1,756	430	17	4,966	7,169	966,421
Home equity	524,198	2,164	207	107	1,481	3,959	528,157
Individuals' loans for household and other personal expenditures	99,499	179	64	4	42	289	99,788
Public finance and other commercial loans	432,848	—	—	—	354	354	433,202
Loans	$7,186,609	$8,794	$1,061	$1,855	$26,148	$37,858	$7,224,467

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods ended December 31, 2019 and 2018:

	December 31, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$636	$629	11
Home equity	56	61	2
Total	$692	$690	13

	December 31, 2018
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial and farmland	$85	$85	1
Residential	490	487	11
Home equity	81	81	3
Individuals' loans for household and other personal expenditures	65	66	3
Total	$721	$719	18

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the recorded investment of troubled debt restructures as of December 31, 2019 and 2018, by modification type, that occurred during the years indicated:

	December 31, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$95	$87	$432	$614
Home equity	—	—	61	61
Total	$95	$87	$493	$675

	December 31, 2018
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Commercial and farmland	$85	—	—	$85
Residential	—	$209	$239	448
Home equity	106	74	—	180
Individuals' loans for household and other personal expenditures	58	6	—	64
Total	$249	$289	$239	$777

Loans secured by 1- 4 family residential real estate made up 100 percent of the post-modification balances of the troubled debt restructured loans that occurred during the twelve months ending December 31, 2019. The same classification made up 79 percent of the post-modification balance of the troubled debt restructured loans for the twelve months ending December 31, 2018.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2019 and 2018, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Twelve Months Ended December 31, 2019
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$37
Total	1	$37

	Twelve Months Ended December 31, 2018
	Number of Loans	Recorded Balance
Real estate loans:
Residential	2	$75
Total	2	$75

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is addressed through the charge-off process or through a specific reserve. Consumer troubled debt restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1,033,000 and $800,000 at December 31, 2019 and 2018, respectively.

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

The outstanding balance of purchased credit impaired loans as of December 31, 2019 was $25.3 million which had a carrying amount of $16.1 million and $124,000 of related allowance for loan losses. As of December 31, 2018, the outstanding balance of purchased credit impaired loans was $26.3 million with a carrying amount of $17.3 million with no required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable amount, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
Beginning balance	$2,143	$2,890	$3,950
Additions	576	—	1,608
Accretion	(2,387)	(4,118)	(6,749)
Reclassification from nonaccretable	1,965	3,387	4,748
Disposals	(165)	(16)	(667)
Ending balance	$2,132	$2,143	$2,890

The following table presents loans acquired during the period ending December 31, 2019, for which it was probable at acquisition that all contractually required payments would not be collected. There were no loans acquired during the period ending December 31, 2018.

2019
MBT
Contractually required payments receivable at acquisition date	$6,840
Nonaccretable difference	2,733
Expected cash flows at acquisition date	4,107
Accretable difference	576
Basis in loans at acquisition date	$3,531

NOTE 7

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2019 and 2018:

	2019	2018
Cost at December 31:
Land	$25,227	$21,762
Buildings and Leasehold Improvements	162,391	125,366
Equipment	124,327	86,498
Total Cost	311,945	233,626
Accumulated Depreciation and Amortization	(198,890)	(140,206)
Net	$113,055	$93,420

The MBT acquisition on September 1, 2019 resulted in additions to premises and equipment of $21,664,000. Details regarding the acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Financial Statements.

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Details regarding the lease contracts are discussed in NOTE 10. LEASES of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 8

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The MBT acquisition on September, 1, 2019 resulted in
$98,563,000 of goodwill, which includes an addition of $719,000. This addition was recorded in the fourth quarter of 2019 as a measurement period adjustment. Details regarding the MBT acquisition is discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Financial Statements.

No impairment loss was recorded in 2019 or 2018. The Corporation tested goodwill for impairment during 2019 and 2018. In both valuations, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2019	2018
Balance, January 1	$445,355	$445,355
Goodwill acquired	97,844	—
Measurement period adjustment	719	$—
Balance, December 31	$543,918	$445,355

NOTE 9

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The MBT acquisition on September 1, 2019 resulted in a core deposit intangible of $16,527,000. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Financial Statements.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2019	2018
Gross carrying amount	$85,869	$85,869
Core deposit intangible acquired	16,527	—
Accumulated amortization	(67,434)	(61,440)
Core Deposit and Other Intangibles	$34,962	$24,429

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Amortization expense for the years ended December 31, 2019, 2018 and 2017, was $5,994,000, $6,719,000 and $5,647,000, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2020	$5,987
2021	5,429
2022	5,027
2023	4,827
2024	4,241
After 2024	9,451
$34,962

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

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2019.

December 31, 2019
Operating lease assets	$20,747
Total lease assets	$20,747

Operating lease liabilities	$21,421
Total Lease liabilities	$21,421

Weighted average remaining lease term (years)
Operating leases	8.9
Weighted average discount rate
Operating leases	3.4%

The table below presents the components of lease expense for the period indicated.

Twelve Months Ended December 31, 2019
Lease Cost:
Operating lease cost	$3,617
Short-term lease cost	204
Variable lease cost	948
Sublease income	$(13)
Total lease cost	$4,756

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
2020	$3,434
2021	3,157
2022	3,033
2023	2,654
2024	2,585
2025 and after	10,198
Total lease payments	$25,061
Less: Present value discount	3,640
Present value of lease liabilities	$21,421

Other Information	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,422
ROU assets obtained in exchange for new operating lease liabilities	$23,529

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 11

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2019	December 31, 2018
Demand deposits	$5,250,568	$3,985,178
Savings deposits	2,896,177	2,282,701
Certificates and other time deposits of $100,000 or more	736,843	593,592
Other certificates and time deposits	741,759	646,682
Brokered deposits	214,609	246,440
Total deposits	$9,839,956	$7,754,593

At December 31, 2019 and 2018, deposits exceeding the FDIC's Standard Maximum Deposit Insurance Amount of $250,000 were $5.1 billion and $3.8 billion, respectively.

At December 31, 2019, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2020	$1,489,274
2021	118,919
2022	47,731
2023	24,636
2024	11,934
After 2024	717
$1,693,211

NOTE 12

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2019 and 2018 were:

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$178,732	$—	$7,672	$1,542	$187,946

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$104,883	$1,014	$7,615	$—	$113,512

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 13

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Federal funds purchased	$55,000	$104,000
Securities sold under repurchase agreements	187,946	113,512
Federal Home Loan Bank advances	351,072	314,986
Subordinated debentures and term loans	138,685	138,463
Total Borrowings	$732,703	$670,961

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2019 and 2018 totaled $191,603,000 and $143,016,000, respectively, and the average of such agreements totaled $136,274,000 and $124,762,000 during 2019 and 2018, respectively.

Contractual maturities of borrowings as of December 31, 2019, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2020	$55,000	$187,946	$41,370	$—
2021	—	—	55,097	—
2022	—	—	95,097	—
2023	—	—	115,097	—
2024	—	—	97	—
After 2024	—	—	44,314	142,322
ASC 805 fair value adjustments at acquisition	—	—	—	(3,637)
	$55,000	$187,946	$351,072	$138,685

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At December 31, 2019, the outstanding FHLB advances had interest rates from 1.07 to 5.09 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2019, was $638,668,000. As of December 31, 2019, the Corporation had $55,000,000 of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2019 and 2018, subordinated debentures and term loans totaled $138,685,000 and $138,463,000, respectively.

•
First Merchants Capital Trust II. The subordinated debenture was entered into on July 2, 2007 for $56,702,000. On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1,250,000. As of December 31, 2019, $51,702,000 of subordinated debentures remain outstanding with a maturity date of September 15, 2037. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2019 and 2018 was 3.45 percent and 4.35 percent, respectively. The Corporation holds all of the outstanding common securities of First Merchants Capital Trust II.

•
Ameriana Capital Trust I. On December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2006 for $10,310,000 and have a maturity of March 2036. Ameriana could not redeem the debenture prior to March 2011, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2019 and 2018 was 3.39 percent and 4.29 percent, respectively. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

•
Grabill Capital Trust I. On July 14, 2017 the Corporation acquired Grabill Capital Trust I in conjunction with its acquisition of Independent Alliance Banks, Inc. The subordinated debentures of Grabill Capital Trust I were entered into in June 2004 for $10,310,000 and have a maturity of July 23, 2034. IAB could not redeem the debenture prior to July 2009, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 2.60 percent, reset quarterly. Interest is payable in January, April, July and October of each year. The interest rate at December 31, 2019 and 2018 was 4.53 percent and 5.08 percent, respectively. The Corporation holds all of the outstanding common securities of Grabill Capital Trust I.

•
On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. Once the rates convert to floating on October 30, 2023, the Senior Debt will have an annual floating rate equal to the three-month LIBOR plus 2.345 percent and the Subordinated Debt will have an annual floating rate equal to the three-month LIBOR plus 4.095 percent. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem begin with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2019 and 2018 the Corporation was in compliance with these covenants.

NOTE 14

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million. As of December 31, 2018, the Corporation had four interest rate swaps with a notional amount of $46.0 million and one interest rate cap with a notional amount of $13.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2019, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2019 and 2018, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $490,000 from accumulated other comprehensive income to interest expense.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2019, the notional amount of customer-facing swaps was approximately $692,287,000.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2019 and December 31, 2018.

	Asset Derivatives				Liability Derivatives
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$135	Other Liabilities	$1,444	Other Liabilities	$688
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$27,855	Other Assets	$11,948	Other Liabilities	$27,855	Other Liabilities	$11,948

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended December 31,
	2019	2018
Interest rate products	$(1,072)	$247

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2019, 2018 and 2017.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2019	2018	2017
Interest rate contracts	Interest expense	$(334)	$(470)	$(985)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2019, the termination value of derivatives in a net liability position related to these agreements was $28,734,000. As of December 31, 2019, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $42,255,000. If the Corporation had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation currently has no securities classified within Level 1 of the hierarchy. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include government-sponsored agency and mortgage-backed securities and state and municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal, government-sponsored mortgage-backed securities and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES of these Notes to Consolidated Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$38,875	$—	$38,875	$—
State and municipal	899,796	—	896,938	2,858
U.S. Government-sponsored mortgage-backed securities	851,323	—	851,319	4
Corporate obligations	31	—	—	31
Interest rate swap asset	27,855	—	27,855	—
Interest rate swap liability	29,299	—	29,299	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$13,582	$—	$13,582	$—
State and municipal	606,135	—	602,842	3,293
U.S. Government-sponsored mortgage-backed securities	522,447	—	522,443	4
Corporate obligations	31	—	—	31
Interest rate swap asset	11,948	—	11,948	—
Interest rate cap	135	—	135	—
Interest rate swap liability	12,636	—	12,636	—

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2019 and 2018.

	Available for Sale Securities
	For The Year Ended
	December 31, 2019	December 31, 2018
Beginning Balance	$3,328	$3,978
Included in other comprehensive income	80	(49)
Principal payments	(515)	(601)
Ending balance	$2,893	$3,328

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2019 or 2018.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2019 or 2018.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2019 and 2018.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$5,653	—	—	$5,653
Other real estate owned	$194	—	—	$194

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$11,866	—	—	$11,866
Other real estate owned	$657	—	—	$657

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2019 and 2018.

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,858	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 15 years A- to BBB- 2% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$5,653	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (1%)

Other real estate owned	$194	Appraisals	Discount to reflect current market conditions	0% - 37% (37%)

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,293	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate	1 month to 20 years A- to BBB- .69% - 5%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity	3 month LIBOR plus 200 bps

Impaired loans (collateral dependent)	$11,866	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10% (6%)

Other real estate owned	$657	Appraisals	Discount to reflect current market conditions	0% - 10% (4%)

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018.

	2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$177,201	$177,201	$—	$—
Interest-bearing time deposits	118,263	118,263	—	—
Investment securities available for sale	1,790,025	—	1,787,132	2,893
Investment securities held to maturity	806,038	—	799,884	27,682
Loans held for sale	9,037	—	9,037	—
Loans	8,379,026	—	—	8,335,340
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	27,855	—	27,855	—
Interest receivable	48,901	—	48,901	—
Liabilities at December 31:
Deposits	$9,839,956	$8,146,745	$1,675,202	$—
Borrowings:
Federal funds purchased	55,000	—	55,000	—
Securities sold under repurchase agreements	187,946	—	187,801	—
Federal Home Loan Bank advances	351,072	—	352,581	—
Subordinated debentures and term loans	138,685	—	123,571	—
Interest rate swap liability	29,299	—	29,299	—
Interest payable	6,754	—	6,754	—

	2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$139,247	$139,247	$—	$—
Interest-bearing time deposits	36,963	36,963	—	—
Investment securities available for sale	1,142,195	—	1,138,867	3,328
Investment securities held to maturity	490,387	—	481,377	7,840
Loans held for sale	4,778	—	4,778	—
Loans	7,143,915	—	—	7,004,193
Federal Home Loan Bank stock	24,588	—	24,588	—
Interest rate swap asset	12,083	—	12,083	—
Interest receivable	40,881	—	40,881	—
Liabilities at December 31:
Deposits	$7,754,593	$6,267,879	$1,464,129	$—
Borrowings:
Federal funds purchased	104,000	—	104,000	—
Securities sold under repurchase agreements	113,512	—	113,437	—
Federal Home Loan Bank advances	314,986	—	318,728	—
Subordinated debentures and term loans	138,463	—	127,298	—
Interest rate swap liability	12,636	—	12,636	—
Interest payable	5,607	—	5,607	—

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2019	2018
Amounts of commitments:
Loan commitments to extend credit	$3,005,064	$2,684,806
Standby letters of credit	$30,200	$32,862

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

NOTE 17

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2019 and 2018:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	48,703	(846)	4,579	52,436
Amounts reclassified from accumulated other comprehensive income	(3,488)	264	84	(3,140)
Period change	45,215	(582)	4,663	49,296
Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874

Balance at December 31, 2017	$8,970	$(1,125)	$(10,753)	$(2,908)
Other comprehensive income before reclassifications	(13,872)	437	(1,435)	(14,870)
Amounts reclassified from accumulated other comprehensive income	(3,373)	371	(16)	(3,018)
Period change	(17,245)	808	(1,451)	(17,888)
Reclassification adjustment under ASU 2018-02	1,932	(242)	(2,316)	(626)
Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	2017	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$4,415	$4,269	$2,631	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(927)	(896)	(921)	Income tax expense
	$3,488	$3,373	$1,710

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(334)	$(470)	$(985)	Interest expense - subordinated debentures and term loans
Related income tax benefit	70	99	345	Income tax expense
	$(264)	$(371)	$(640)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(106)	$20	$806	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	22	(4)	(209)	Income tax expense
	$(84)	$16	$597

Total reclassifications for the period, net of tax	$3,140	$3,018	1,667

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 4. INVESTMENT SECURITIES.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

NOTE 18

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

Basel III was effective for the Corporation on January 1, 2015. Basel III requires the Corporation and the Bank to maintain a minimum ratio of CET1 capital to risk weighted assets, as defined in the regulation. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer above the adequately capitalized CET1 capital to risk-weighted assets ratio. The capital conservation buffer was phased in from zero percent in 2015 to the fully-implemented 2.50 percent in 2019. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2019, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of December 31, 2019 and December 31, 2018 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,400,617	14.29%	$783,946	8.00%	N/A	N/A
First Merchants Bank	1,267,649	12.87	787,753	8.00	$984,691	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,255,333	12.81%	$587,960	6.00%	N/A	N/A
First Merchants Bank	1,187,365	12.06	590,815	6.00	$787,753	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,188,970	12.13%	$440,970	4.50%	N/A	N/A
First Merchants Bank	1,187,365	12.06	443,111	4.50	$640,049	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,255,333	10.54%	$476,383	4.00%	N/A	N/A
First Merchants Bank	1,187,365	9.99	475,564	4.00	$594,455	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,177,725	14.61%	$644,871	8.00%	N/A	N/A
First Merchants Bank	1,092,602	13.46	649,531	8.00	$811,914	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,032,173	12.80%	$483,653	6.00%	N/A	N/A
First Merchants Bank	1,012,050	12.47	487,148	6.00	$649,531	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$966,032	11.98%	$362,740	4.50%	N/A	N/A
First Merchants Bank	1,012,050	12.47	365,361	4.50	$527,744	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,032,173	10.91%	$378,379	4.00%	N/A	N/A
First Merchants Bank	1,012,050	10.70	379,397	4.00	$472,996	5.00%

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

Dividends

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above.  As of December 31, 2019, the amount available without prior regulatory approval for 2020 dividends from the Corporation’s subsidiaries (both banking and non-banking) was $189,371,000.

Additionally, the Corporation has a Dividend Reinvestment and Stock Purchase Plan, enabling stockholders to elect to have their cash dividends on all shares automatically reinvested in additional shares of the Corporation’s common stock. In addition, stockholders may elect to make optional cash payments up to an aggregate of $5,000 per quarter for the purchase of additional shares of common stock.  The stock is credited to participant accounts at fair market value.  Dividends are reinvested on a quarterly basis.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Stockholders' Equity

On September 1, 2019, the Corporation acquired 100 percent of MBT. Pursuant to the merger agreement, each MBT shareholder received 0.275 shares of the Corporation's common stock for each outstanding share of MBT common stock held. The Corporation issued approximately 6.4 million shares of common stock, which was valued at approximately $229.9 million. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Financial Statements.

Stock Repurchase Program

On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represents approximately 5 percent of the Corporation's outstanding shares. The actual timing, number and share price of shares purchased under the repurchase program will be determined at the Corporation's discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. During 2019, the Corporation repurchased 516,016 shares of common stock for a total amount of $19.0 million at an average price of $36.90. All shares repurchased under the stock repurchase program were retired upon settlement.

NOTE 19

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Fannie Mae, Federal Home Loan Bank of Cincinnati and Federal Home Loan Bank of Indianapolis, and the unpaid balances totaled $514,294,000, $533,386,000 and $549,618,000 at December 31, 2019, 2018 and 2017, respectively.  The amount of capitalized servicing assets is considered immaterial.

NOTE 20

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 2009 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan and the Equity Compensation Plan for Non-Employee Directors.  The stock options, which have a ten-year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant.  The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSA's vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors retired from the Corporation are either immediately vested at retirement, disability or death, or continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

The Corporation’s 2019 ESPP provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000. The Corporation's 2009 ESPP, which was substantially similar to the 2019 ESPP, expired on June 30, 2019.

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2019, 2018, and 2017 was $4,115,000, $3,592,000, and $2,827,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 1.7 percent for the year ended December 31, 2019, based on historical experience.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards. The income tax benefit decrease for the year ended December 31, 2018 was due to the reduction of the corporate federal income tax rate from 35 percent to 21 percent as a result of the Tax Cuts and Jobs Act, which was effective January 1, 2018. On January 1, 2017, the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting required the income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled. Implementation of the ASU resulted in approximately $433,000, $644,000 and $935,000 of income tax benefit for the years ended December 31, 2019, 2018 and 2017, respectively.

	Years Ended December 31,
	2019	2018	2017
Stock and ESPP Options
Pre-tax compensation expense	$101	$109	$121
Income tax expense (benefit)	(70)	(97)	(322)
Stock and ESPP option expense, net of income taxes	$31	$12	$(201)
Restricted Stock Awards
Pre-tax compensation expense	$4,014	$3,483	$2,706
Income tax benefit	(1,206)	(1,179)	(1,561)
Restricted stock awards expense, net of income taxes	$2,808	$2,304	$1,145
Total Share-Based Compensation:
Pre-tax compensation expense	$4,115	$3,592	$2,827
Income tax benefit	(1,276)	(1,276)	(1,883)
Total share-based compensation expense, net of income taxes	$2,839	$2,316	$944

As of December 31, 2019, unrecognized compensation expense related to RSAs was $7,422,000 and is expected to be recognized over weighted-average period of 1.60 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2019.

Stock option activity under the Corporation's stock option plans, as of December 31, 2019, and changes during the year ended December 31, 2019, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	76,300	$12.40	—	$—
Exercised	(16,950)	$8.51	—	$—
Outstanding December 31, 2019	59,350	$13.51	2.45	$1,666,694
Vested and Expected to Vest at December 31, 2019	59,350	$13.51	2.45	$1,666,694
Exercisable at December 31, 2019	59,350	$13.51	2.45	$1,666,694

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2019.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $495,000 and $1,685,000, respectively. Cash receipts of stock options exercised during 2019 and 2018 were $144,000 and $1,598,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2019	344,362	$36.80
Granted	125,846	$35.84
Forfeited	(2,588)	$40.53
Vested	(116,572)	$24.03
Unvested RSAs at December 31, 2019	351,048	$40.67

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2019, quarterly offering period of approximately $29,000. The ESPP options vested during the three months ending December 31, 2019, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2019.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 21

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans, including non-qualified plans for certain employees, former employees and former non-employee directors, cover approximately 10 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2019 and 2018.

	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of year	$73,193	$82,157
Service cost	39	8
Interest cost	2,975	2,816
Actuarial (gain) loss	4,007	(6,129)
Benefits paid	(5,145)	(5,659)
Net transfer in from MBT acquisition	1,701	—
Benefit obligation at end of year	$76,770	$73,193

Change in Plan Assets:
Fair value of plan assets at beginning of year	$76,736	$85,213
Actual return on plan assets	12,972	(3,427)
Employer contributions	558	609
Benefits paid	(5,145)	(5,659)
End of year	85,121	76,736
Funded status at end of year	$8,351	$3,543

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$3,278	$3,855
Assets	$13,291	$7,024
Liabilities	$4,940	$3,481

Amounts Recognized in Accumulated Other Comprehensive Income Not Yet Recognized as Components of Net Periodic Cost, net of tax, consist of:
Accumulated loss	$(9,712)	$(14,111)
Prior service cost	(325)	(409)
	$(10,037)	$(14,520)

The actuarial (gain) loss recognized in 2019 and 2018 was primarily a result of discount rate assumption fluctuations.

The accumulated benefit obligation for all defined benefit plans was $76,770,000 and $73,193,000 at December 31, 2019 and 2018, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2019	December 31, 2018
Projected benefit obligation	$4,940	$3,481
Accumulated benefit obligation	$4,940	$3,481
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $192,000, $161,000 and $213,000 for 2019, 2018 and 2017, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the components of net periodic pension benefit cost:

	December 31, 2019	December 31, 2018	December 31, 2017
Service cost	$39	$8	$10
Interest cost	2,975	2,816	3,353
Expected return on plan assets	(4,414)	(4,891)	(4,778)
Amortization of prior service cost	87	87	90
Amortization of net loss	404	287	1,218
Settlement loss recognized	—	—	761
Net periodic pension benefit cost	$(909)	$(1,693)	$654

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2019	December 31, 2018	December 31, 2017
Net periodic pension benefit cost	$(909)	$(1,693)	$654
Net gain (loss)	4,552	(2,189)	1,504
Amortization of net loss	404	287	1,979
Amortization of prior service cost	87	87	90
Total recognized in other comprehensive income (loss)	5,043	(1,815)	3,573
Total recognized in net periodic pension benefit cost and other comprehensive income (loss)	$5,952	$(122)	$2,919

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year are:

	December 31, 2019	December 31, 2018	December 31, 2017
Amortization of net loss	$(208)	$(432)	$(830)
Amortization of prior service cost	(87)	(87)	(87)
Total	$(295)	$(519)	$(917)

Significant assumptions include:

	December 31, 2019	December 31, 2018	December 31, 2017
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	3.20%	4.30%	3.60%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a
Weighted-average Assumptions Used to Determine Cost:
Discount rate	4.30%	3.60%	4.20%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a

At December 31, 2019 and 2018, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2019, the maturities of the plans’ debt securities ranged from 15 days to 7.67 years, with a weighted average maturity of 4.00 years. At December 31, 2018, the maturities of the plans’ debt securities ranged from 15 days to 8.24 years, with a weighted average maturity of 4.29 years.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2019. The minimum contribution required in 2020 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2020	$5,662
2021	5,549
2022	5,547
2023	5,418
2024	5,241
After 2024	24,435
$51,852

Plan assets are re-balanced quarterly. At December 31, 2019 and 2018, plan assets by category are as follows:

	December 31, 2019		December 31, 2018
	Actual	Target	Actual	Target
Cash and cash equivalents	3.0%	3.0%	3.9%	3.0%
Equity securities	52.3	50.0	48.4	50.0
Debt securities	42.3	45.0	45.6	45.0
Alternative investments	2.4	2.0	2.1	2.0
	100.0%	100.0%	100.0%	100.0%

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $4,560,000, $5,114,000 and $3,691,000 for 2019, 2018 and 2017, respectively.

The Corporation also maintains a post retirement benefit plan that provides health insurance benefits for a closed group of participants that came to the Corporation through the 2019 MBT acquisition. To be eligible for the post retirement plan, the participants must (1) have been hired by MBT prior to January 1, 2007, (2) be a full-time employee of the Corporation and employed by MBT prior to the acquisition, and (3) be at least 55 of age with 5 years of full-time service with MBT. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees' premiums are determined based on their retiree class (per historical MBT guidelines) and also determined by the plan type for which the retiree is enrolled. As of December 31, 2019, the obligation payable under the post retirement plan was $4.0 million. Post retirement plan expense totaled $43,000 for the year ended December 31, 2019.

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

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $80,689,000 and $71,277,000 as of December 31, 2019 and 2018, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $4,432,000 and $5,459,000 as of December 31, 2019 and 2018, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2019 and 2018.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,578	$2,578	$—	$—
Corporate Bonds and Notes	17,629	17,629	—	—
Government Agency and Municipal Bonds and Notes	3,660	—	3,660	—
Certificates of Deposit	772	—	772	—
Party-in-Interest Investments
Common Stock	2,516	2,516	—	—
Mutual Funds
Taxable Bond	13,938	13,938	—	—
Large Cap Equity	21,958	21,958	—	—
Mid Cap Equity	10,407	10,407	—	—
Small Cap Equity	5,753	5,753	—	—
International Equity	3,898	3,898	—	—
Specialty Alternative Equity	2,012	2,012	—	—
	$85,121	$80,689	$4,432	$—

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$3,026	$3,026	$—	$—
Corporate Bonds and Notes	16,691	16,691	—	—
Government Agency and Municipal Bonds and Notes	4,479	—	4,479	—
Certificates of Deposit	980	—	980	—
Party-in-Interest Investments
Common Stock	2,073	2,073	—	—
Mutual Funds
Taxable Bond	12,817	12,817	—	—
Large Cap Equity	18,269	18,269	—	—
Mid Cap Equity	8,735	8,735	—	—
Small Cap Equity	4,713	4,713	—	—
International Equity	3,336	3,336	—	—
Specialty Alternative Equity	1,617	1,617	—	—
	$76,736	$71,277	$5,459	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 21% for 2019 and 2018 and 35% for 2017	$40,695	$39,509	$46,758
Tax-exempt Interest Income	(10,124)	(8,347)	(11,127)
Stock Compensation	(459)	(622)	(893)
Earnings on Life Insurance	(953)	(868)	(2,302)
Tax Credits	(263)	(615)	(811)
Tax Cuts and Jobs Act - Rate Reform Impact	—	—	5,120
Other	429	(58)	779
Income Tax Expense	$29,325	$28,999	$37,524

Effective Tax Rate	15.1%	15.4%	28.1%

Income tax expense consists of the following components for the years ended December 31, 2019, 2018, 2017:

	2019	2018	2017
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$23,938	$23,633	$22,001
State	422	1,842	—
Deferred:
Federal	4,726	6,723	9,969
Tax Cuts and Jobs Act - Rate Reform Impact	—	—	5,120
State	239	(3,199)	434
Income Tax Expense	$29,325	$28,999	$37,524

Significant components of the net deferred tax assets (liabilities) resulting from temporary differences were as follows at December 31, 2019 and 2018:

	2019	2018
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$19,717	$19,785
Differences in Accounting for Loan Fees	442	749
Differences in Accounting for Loans and Securities	—	710
Deferred Compensation	4,436	2,101
Federal & State Income Tax Loss Carryforward and Credits	6,205	6,954
Net Unrealized Loss on Securities Available for Sale	—	1,686
Other	3,499	2,028
Total Assets	34,299	34,013
Liabilities:
Differences in Depreciation Methods	5,240	6,496
Differences in Accounting for Loans and Securities	1,192	—
Difference in Accounting for Pensions and Other Employee Benefits	1,556	566
State Income Tax	778	791
Net Unrealized Gain on Securities Available for Sale	10,333	—
Gain on FDIC Modified Whole Bank Transaction	413	487
Other	6,506	4,271
Total Liabilities	26,018	12,611
Net Deferred Tax Asset Before Valuation Allowance	8,281	21,402
Valuation allowance:
Beginning Balance	—	(6,966)
Decrease/(Increase) During the Year	—	6,966
Ending Balance	—	—
Net Deferred Tax Asset	$8,281	$21,402

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The $13,121,000 decrease in the Corporation’s net deferred tax asset was primarily due to an increase in deferred tax liabilities. The largest deferred tax liability increase was associated with the tax effect of the change in unrealized gains and losses on available for sale securities of $12,019,000. Additionally, the net change in deferred taxes associated with accounting for loans increased the net deferred tax liability by $1,902,000. Offsetting the increases to deferred tax liabilities was a deferred tax asset increase associated with deferred compensation of $2,336,000.

As of December 31, 2019, the Corporation has approximately $28,354,000 of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2022. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $3,719,000. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13,393,000 and $11,883,000, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2019, would have been approximately $5,308,000.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2016.

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2019			2018			2017
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:
Net income available to common stockholders	$164,460	51,412,133	$3.20	$159,139	49,262,015	$3.23	$96,070	45,181,221	$2.13
Effect of dilutive stock options and restricted stock awards		149,105			208,908			221,757
Diluted net income per share:
Net income available to common stockholders	$164,460	51,561,238	$3.19	$159,139	49,470,923	$3.22	$96,070	45,402,978	$2.12

As of December 31, 2019, 2018 and 2017, there were no stock options with an option price greater than the average market price of the common shares.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2019 and 2018:

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$108,813	$112,639	$118,132	$125,821	$93,620	$100,871	$104,800	$108,653
Interest expense	23,947	27,361	29,200	28,237	13,704	16,300	18,314	20,769
Net interest income	84,866	85,278	88,932	97,584	79,916	84,571	86,486	87,884
Provision for loan losses	1,200	500	600	500	2,500	1,663	1,400	1,664
Net interest income after provision for loan losses	83,666	84,778	88,332	97,084	77,416	82,908	85,086	86,220
Non-interest income	18,713	21,614	22,116	24,245	19,561	18,191	19,527	19,180
Non-interest expense	56,621	57,587	67,354	65,201	53,687	53,504	55,022	57,738
Income before income tax expense	45,758	48,805	43,094	56,128	43,290	47,595	49,591	47,662
Income tax expense	6,941	7,749	6,337	8,298	6,611	7,961	8,478	5,949
Net income available to common stockholders	$38,817	$41,056	$36,757	$47,830	$36,679	$39,634	$41,113	$41,713

Basic EPS	$0.79	$0.83	$0.71	$0.87	$0.75	$0.80	$0.83	$0.85
Diluted EPS	$0.78	$0.83	$0.71	$0.87	$0.74	$0.80	$0.83	$0.85
Average Shares Outstanding:
Basic	49,369,024	49,432,167	51,433,227	55,348,176	49,192,647	49,252,580	49,286,945	49,314,276
Diluted	49,540,844	49,549,887	51,569,557	55,519,953	49,427,972	49,451,406	49,492,019	49,511,233

NOTE 25

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Cash	$127,723	$87,435
Investment in subsidiaries	1,791,070	1,459,036
Premises and equipment	153	1,158
Interest receivable	6	6
Goodwill	448	448
Cash surrender value of life insurance	837	810
Other assets	16,803	5,240
Total assets	$1,937,040	$1,554,133
Liabilities
Subordinated debentures and term loans	$138,685	$138,463
Interest payable	977	994
Other liabilities	10,941	6,416
Total liabilities	150,603	145,873
Stockholders' equity	1,786,437	1,408,260
Total liabilities and stockholders' equity	$1,937,040	$1,554,133

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2019	December 31, 2018	December 31, 2017
Income
Dividends from subsidiaries	$125,775	$100,954	$33,014
Loss on sale of available for sale securities	—	—	(50)
Other income	172	572	350
Total income	125,947	101,526	33,314
Expenses
Interest expense	8,309	8,233	7,572
Salaries and employee benefits	3,540	3,729	4,118
Net occupancy and equipment expenses	802	851	797
Other outside services	1,889	489	1,810
Professional services	303	270	442
Other expenses	1,587	442	(385)
Total expenses	16,430	14,014	14,354
Income before income tax benefit and equity in undistributed income of subsidiaries	109,517	87,512	18,960
Income tax benefit	3,575	3,298	5,946
Income before equity in undistributed income of subsidiaries	113,092	90,810	24,906
Equity in undistributed income of subsidiaries	51,368	68,329	71,164
Net income available to common stockholders	$164,460	$159,139	$96,070

Net income	$164,460	$159,139	$96,070
Other comprehensive income (loss)	49,296	(17,888)	10,673
Comprehensive income	$213,756	$141,251	$106,743

Condensed Statements of Cash Flows

	December 31, 2019	December 31, 2018	December 31, 2017
Cash Flow From Operating Activities:
Net income	$164,460	$159,139	$96,070
Adjustments to Reconcile Net Income to Net Cash:
Share-based compensation	1,339	1,256	1,215
Distributions in excess of (equity in undistributed) income of subsidiaries	(51,368)	(68,329)	(71,164)
Loss on sale of available for sale securities	—	—	50
Net Change in:
Other assets	(8,944)	584	3,358
Other liabilities	4,611	274	(1,900)
Investment in subsidiaries - operating activities	(268)	841	1,112
Net cash provided by operating activities	109,830	93,765	28,741
Cash Flow From Investing Activities:
Net cash received in acquisition	78	—	37
Other	—	2,189	—
Net cash provided by investing activities	78	2,189	37
Cash Flow From Financing Activities:
Cash dividends	(51,276)	(41,660)	(31,820)
Stock issued under employee benefit plans	702	707	519
Stock issued under dividend reinvestment and stock purchase plan	1,531	1,211	991
Stock options exercised	144	1,598	2,398
Restricted shares withheld for taxes	(1,680)	(1,902)	(1,283)
Repurchases of common stock	(19,041)	—	—
Net cash used by financing activities	(69,620)	(40,046)	(29,195)
Net change in cash	40,288	55,908	(417)
Cash, beginning of the year	87,435	31,527	31,944
Cash, end of year	$127,723	$87,435	$31,527

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

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2019, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

At the end of the period covered by this report (the “Evaluation Date”), the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). In 2019, the Corporation completed the acquisition of MBT Financial Corp., and as a result, the Corporation extended oversight and monitoring processes that support the Corporation's internal controls over financial reporting during the third and fourth quarters of 2019, to include the operations of MBT Financial Corp. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As permitted by SEC guidance, management excluded from its assessment the operations of the MBT Financial Corp. acquisition made during 2019, which is described in NOTE 2. ACQUISITION of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. The total assets of MBT Financial Corp. represented approximately 11 percent of the Corporation's consolidated assets as of December 31, 2019. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2019 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2019, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control Over Financial Reporting
We have audited First Merchants Corporation's (Corporation) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2019 and 2018 and the related consolidated statements of income, comprehensive income, stockholders’ equity and the cash flows of the Corporation and our report dated February 28, 2020, expressed an unqualified opinion.

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
February 28, 2020

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9B. OTHER INFORMATION

None

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 relating to executive officers is set forth in Part I, “Supplemental Information - Information about our Executive Officers” of this Annual Report on Form 10-K.

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2020 annual meeting (“2020 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Corporation will provide information that is responsive to this Item 11 in its 2020 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” of this Annual Report on Form 10-K. The Corporation will provide additional information that is responsive to this Item 12 in its 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation will provide information that is responsive to this Item 13 in its 2020 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporation will provide information that is responsive to this Item 14 in its 2020 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2019 and 2018
Consolidated statements of income, years ended December 31, 2019, 2018 and 2017
Consolidated statements of comprehensive income, years ended December 31, 2019, 2018 and 2017
Consolidated statements of stockholders' equity, years ended December 31, 2019, 2018 and 2017
Consolidated statements of cash flows, years ended December 31, 2019, 2018 and 2017
Notes to consolidated financial statements

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

4.8	Description of the Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (2)
10.1
First Merchants Corporation Senior Management Incentive Compensation Program, dated February 5, 2020 (Incorporated by reference to the description in Item 5.02 of registrant's Form 8-K filed on February 11, 2020) (SEC No. 000-170771) (1)

10.2
Resolution of the Board of Directors of First Merchants Corporation on director compensation dated October 1, 2017 (Incorporated by reference to the registrant's Form 10-K filed on March 1, 2018) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to the registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Michael C. Rechin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.9
First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.10
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

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

10.13	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

PART IV: ITEM 15. AND ITEM 16.

10.14	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (SEC No. 000-17071) (1)
10.15	First Merchants Corporation 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)
10.16	First Merchants Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)
10.17	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.5 of registrant’s Form S-8 filed June 26, 2019) (SEC No. 333-232362) (1)
21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1) Management contract or compensatory plan
(2) Filed herewith.
(3) Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2020.

FIRST MERCHANTS CORPORATION

By:	/s/ Michael C. Rechin
Michael C. Rechin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 28th day of February, 2020.

/s/ Michael C. Rechin	/s/ Mark K. Hardwick
Michael C. Rechin, President and	Mark K. Hardwick, Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Michael C. Rechin
Michael R. Becher, Director	Michael C. Rechin, Director

/s/ Harold D. Chaffin*	/s/ Michael C. Marhenke*
Harold D. Chaffin, Director	Michael C. Marhenke, Director

/s/ Michael J. Fisher*	/s/ Charles E. Schalliol*
Michael J. Fisher, Director	Charles E. Schalliol, Director

/s/ F. Howard Halderman*	/s/ Patrick A. Sherman*
F. Howard Halderman, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Terry L. Walker*
William L. Hoy, Director	Terry L. Walker, Director

/s/ Clark C. Kellogg*	/s/ Jean L. Wojtowicz*
Clark C. Kellogg, Director	Jean L. Wojtowicz, Director

/s/ Gary J. Lehman*
Gary J. Lehman, Director

*
By Mark K. Hardwick as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Mark K. Hardwick
Mark K. Hardwick
As Attorney-in-Fact February 28, 2020