Form 10-Q
period 2020-03-31
FIRST MERCHANTS CORP
filed 2020-05-08
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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

As of May 4, 2020, there were 54,115,879 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CET1	Common Equity Tier 1
CMT	Constant Maturity Treasury
Corporation	First Merchants Corporation
COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019
OREO	Other real estate owned
RSA	Restricted Stock Awards
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$127,731	$177,201
Interest-bearing time deposits	132,944	118,263
Investment securities available for sale	1,815,775	1,790,025
Investment securities held to maturity (fair value of $920,178 and $827,566)	882,179	806,038
Loans held for sale	5,039	9,037
Loans, net of allowance for loan losses of $99,454 and $80,284	8,507,395	8,379,026
Premises and equipment	114,045	113,055
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	47,489	48,901
Goodwill	543,918	543,918
Other intangibles	33,448	34,962
Cash surrender value of life insurance	289,574	288,206
Other real estate owned	7,972	7,527
Tax asset, deferred and receivable	9,497	12,165
Other assets	147,776	100,194
TOTAL ASSETS	$12,693,518	$12,457,254
LIABILITIES
Deposits:
Noninterest-bearing	$1,688,205	$1,736,396
Interest-bearing	8,182,279	8,103,560
Total Deposits	9,870,484	9,839,956
Borrowings:
Federal funds purchased	47,000	55,000
Securities sold under repurchase agreements	183,317	187,946
Federal Home Loan Bank advances	480,995	351,072
Subordinated debentures and term loans	128,741	138,685
Total Borrowings	840,053	732,703
Interest payable	7,746	6,754
Other liabilities	197,275	91,404
Total Liabilities	10,915,558	10,670,817
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,754,137 and 55,368,482 shares	6,719	6,921
Additional paid-in capital	1,000,942	1,054,997
Retained earnings	716,518	696,520
Accumulated other comprehensive income	53,656	27,874
Total Stockholders' Equity	1,777,960	1,786,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,693,518	$12,457,254

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Loans receivable:
Taxable	$96,652	$90,481
Tax exempt	5,315	4,153
Investment securities:
Taxable	7,631	6,095
Tax exempt	9,335	6,871
Deposits with financial institutions	575	875
Federal Home Loan Bank stock	299	338
Total Interest Income	119,807	108,813
INTEREST EXPENSE
Deposits	21,748	19,594
Federal funds purchased	111	93
Securities sold under repurchase agreements	352	330
Federal Home Loan Bank advances	1,774	1,814
Subordinated debentures and term loans	1,945	2,116
Total Interest Expense	25,930	23,947
NET INTEREST INCOME	93,877	84,866
Provision for loan losses	19,752	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,125	83,666
OTHER INCOME
Service charges on deposit accounts	5,970	5,095
Fiduciary and wealth management fees	5,985	3,818
Card payment fees	5,907	4,826
Net gains and fees on sales of loans	3,363	1,295
Derivative hedge fees	1,939	781
Other customer fees	398	439
Increase in cash surrender value of life insurance	1,360	989
Net realized gains on sales of available for sale securities	4,612	1,140
Other income	265	330
Total Other Income	29,799	18,713
OTHER EXPENSES
Salaries and employee benefits	39,243	33,028
Net occupancy	5,801	5,027
Equipment	4,344	3,642
Marketing	1,443	1,074
Outside data processing fees	4,199	3,684
Printing and office supplies	387	315
Intangible asset amortization	1,514	1,528
FDIC assessments	1,523	707
Other real estate owned and foreclosure expenses	505	1,165
Professional and other outside services	2,258	1,884
Other expenses	4,954	4,567
Total Other Expenses	66,171	56,621
INCOME BEFORE INCOME TAX	37,753	45,758
Income tax expense	3,490	6,941
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$34,263	$38,817
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.63	$0.79
Diluted Net Income Available to Common Stockholders	$0.62	$0.78
Cash Dividends Paid	$0.26	$0.22
Average Diluted Shares Outstanding (in thousands)	54,918	49,541

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$34,263	$38,817
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $8,071 and $5,580	30,364	20,990
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $276 and $82	(1,038)	(309)
Reclassification adjustment for net gains included in net income, net of tax of $943 and $227	(3,544)	(854)
Total other comprehensive income, net of tax	25,782	19,827
Comprehensive income	$60,045	$58,644

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income:
Net income	—	—	—	—	—	34,263	—	34,263
Other comprehensive income, net of tax	—	—	—	—	—	—	25,782	25,782
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(14,265)	—	(14,265)
Repurchases of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	3,332	—	1,220	—	—	1,220
Stock issued under dividend reinvestment and stock purchase plan	—	—	15,710	2	426	—	—	428
Stock options exercised	—	—	1,050	—	7	—	—	7
Balances, March 31, 2020	125	$125	53,754,137	$6,719	$1,000,942	$716,518	$53,656	$1,777,960

	Three Months Ended March 31, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income:
Net income	—	—	—	—	—	38,817	—	38,817
Other comprehensive income, net of tax	—	—	—	—	—	—	19,827	19,827
Cash dividends on common stock ($.22 per share)	—	—	—	—	—	(10,933)	—	(10,933)
Share-based compensation	—	—	103,660	13	968	—	—	981
Stock issued under employee benefit plans	—	—	5,339	1	173	—	—	174
Stock issued under dividend reinvestment and stock purchase plan	—	—	8,508	1	339	—	—	340
Stock options exercised	—	—	3,700	—	40	—	—	40
Restricted shares withheld for taxes	—	—	(42,539)	(5)	(1,653)	—	—	(1,658)
Balances, March 31, 2019	125	$125	49,428,468	$6,179	$839,919	$611,220	$(1,595)	$1,455,848

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flow From Operating Activities:
Net income	$34,263	$38,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,752	1,200
Depreciation and amortization	2,674	2,209
Change in deferred taxes	(7,662)	740
Share-based compensation	1,220	981
Loans originated for sale	(163,378)	(67,596)
Proceeds from sales of loans held for sale	170,307	69,940
Gains on sales of loans held for sale	(2,931)	(896)
Gains on sales of securities available for sale	(4,612)	(1,140)
Increase in cash surrender of life insurance	(1,360)	(989)
Change in interest receivable	1,412	(50)
Change in interest payable	992	1,706
Other adjustments	20,816	7,019
Net cash provided by operating activities	71,493	51,941
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(14,681)	(33,709)
Purchases of:
Securities available for sale	(87,499)	(125,523)
Securities held to maturity	(126,759)	(138,857)
Proceeds from sales of securities available for sale	96,558	34,107
Proceeds from maturities of:
Securities available for sale	45,621	25,904
Securities held to maturity	49,912	13,879
Net change in loans	(148,882)	(75,963)
Proceeds from the sale of other real estate owned	303	288
Other adjustments	(3,672)	(954)
Net cash used in investing activities	(189,099)	(300,828)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	109,276	171,543
Certificates of deposit and other time deposits	(78,748)	121,662
Borrowings	180,060	295,060
Repayment of borrowings	(72,710)	(350,710)
Cash dividends on common stock	(14,265)	(10,933)
Stock issued under employee benefit plans	—	174
Stock issued under dividend reinvestment and stock purchase plans	428	340
Stock options exercised	7	40
Restricted shares withheld for taxes	—	(1,658)
Repurchase of common stock	(55,912)	—
Net cash provided by financing activities	68,136	225,518
Net Change in Cash and Cash Equivalents	(49,470)	(23,369)
Cash and Cash Equivalents, January 1	177,201	139,247
Cash and Cash Equivalents, March 31	$127,731	$115,878
Additional cash flow information:
Interest paid	$24,938	$22,241
Loans transferred to other real estate owned	761	260
Fixed assets transferred to other real estate owned	—	302
Non-cash investing activities using trade date accounting	44,362	14,579
ROU assets obtained in exchange for new operating lease liabilities	79	23,324
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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2019, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair value of financial instruments. The uncertainties related to the coronavirus disease 2019 ("COVID-19") could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted.

Recent Accounting Changes Adopted in 2020

FASB Accounting Standards Updates No. 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Summary - The FASB issued Accounting Standards Update (ASU) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The ASU aligns the following requirements for capitalizing implementation costs:

•	Those incurred in a hosting arrangement that is a service contract, and

•	Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).
For calendar-year public companies, the changes were effective for fiscal years ending after December 15, 2019. The Corporation adopted the standard in the first quarter of 2020 and adoption of the standard did not have a significant effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Updates No. 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

Summary - The FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.
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

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

•	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets, and

•	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Corporation adopted the standard in the first quarter of 2020 and adoption of the standard did not have a significant effect on the Corporation’s disclosures.

FASB Accounting Standards Updates No. 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

Summary - The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. Certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and Level 3 valuation process were removed from Topic 820. Disclosures were also added to Topic 820 for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate "at a minimum" from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

The amendments in ASU No. 2018-13 were effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments were applied retrospectively to all periods presented upon their effective date. Early adoption was permitted. An entity was permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Corporation adopted the standard in the first quarter of 2020 and adoption of the standard did not have a significant effect on the Corporation’s disclosures.

FASB Accounting Standards Updates No. 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

Summary - The FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, which simplifies how an entity is required to test goodwill for impairment. To simplify the subsequent measurement of goodwill, the ASU eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.

The amendments were applied on a prospective basis. The Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, in the first quarter of 2020 and accordingly assessed the recent economic impact and market conditions from the COVID-19 pandemic. Based upon factors considered in the assessment and the general uncertainty as to the full extent of the COVID-19 pandemic and its effect on economic recovery, the Corporation has determined that it is not more likely than not that the fair value of the Corporation is less than the carrying value. Therefore, the Corporation concluded goodwill was not impaired at March 31, 2020, the details of which are included in NOTE 6. GOODWILL of these Notes to Consolidated Condensed Financial Statements.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial.

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

FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Summary - The FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance was issued to address concerns that current generally accepted accounting principles (GAAP) restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the Current Expected Credit Loss (CECL) model.

Under the CECL model, certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined and cause a charge/credit to earnings through the provision for loan losses. Such could create volatility in earnings and could adversely affect the financial condition of the Corporation.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation has elected to delay implementation of ASU No. 2016-13, which would have become effective for the Corporation as of January 1, 2020. As discussed above, ASU No. 2016-13 provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its first quarter 2020 financial statements have been prepared under the existing incurred loss model. The temporary relief applicable to the Corporation’s compliance with CECL ends on the earlier of: (1) the termination date of the national emergency concerning the COVID-19 outbreak, declared by the President of the United States on March 13, 2020, under the National Emergencies Act; or (2) December 31, 2020.

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

The Corporation will record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet as of the beginning of the adoption period, or January 1, 2020.  The allowance will increase by 55-65 percent from December 31, 2019 because it will cover expected credit losses over the life of the loan portfolio, which approximates four years, and it includes all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which is estimated to be approximately $18 million.

FASB Accounting Standards Update No. 2019-11 - Codification Improvements to (Topic 326): Financial Instruments - Credit Losses

Summary - The FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in order to address issues raised by stakeholders during the implementation of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments.

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

The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU No. 2016-13. As discussed above, pursuant to the CARES Act, the Corporation elected to defer the adoption of CECL. The temporary relief applicable to the Corporation’s compliance with CECL ends on the earlier of: (1) the termination date of the national emergency concerning the COVID-19 outbreak, declared by the President of the United States on March 13, 2020, under the National Emergencies Act; or (2) December 31, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Updates - No. 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Summary - The FASB issued ASU No. 2020-04 to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally. Trillions of dollars in loans, derivatives, and other financial contracts reference LIBOR, the benchmark interest rate banks use to make short-term loans to each other. With global capital markets expected to move away from LIBOR and other interbank offered rates toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period.

Entities may apply this ASU as of the beginning of an interim period that includes the March 12, 2020 issuance date of the ASU, through December 31, 2022. The Corporation expects to adopt the practical expedients included in the ASU prior to December 31, 2022. The Corporation is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Corporation is assessing ASU 2020-04 and its impact on the Corporation's transition away from LIBOR for its loans and other financial instruments.

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

Pro Forma Financial Information

The results of operations of MBT have been included in the Corporation's consolidated financial statements since the acquisition date. The following table includes pro forma results for the year ended December 31, 2019 as if the MBT acquisition occurred as of the beginning of the period presented.

2019
Total revenue (net interest income plus other income)	$474,891
Net income available to common shareholders	$161,228
Earnings per share:
Basic	$2.89
Diluted	$2.88

The pro forma information includes adjustments for interest income on loans and investments, interest expense on deposits and borrowings, premises expense for banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the year ended December 31, 2019 includes operating revenue from MBT of $19.7 million since the date of acquisition. Additionally $19.7 million, net of tax, of non-recurring expenses directly attributable to the MBT acquisition were included in the year ended December 31, 2019 pro forma information.

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

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2020
U.S. Treasury	$596	$4	$—	$600
U.S. Government-sponsored agency securities	12,398	80	—	12,478
State and municipal	898,991	50,523	306	949,208
U.S. Government-sponsored mortgage-backed securities	820,263	33,296	101	853,458
Corporate obligations	31	—	—	31
Total available for sale	1,732,279	83,903	407	1,815,775
Held to maturity at March 31, 2020
U.S. Government-sponsored agency securities	35,050	8	—	35,058
State and municipal	358,479	18,030	28	376,481
U.S. Government-sponsored mortgage-backed securities	487,150	19,989	—	507,139
Foreign investment	1,500	—	—	1,500
Total held to maturity	882,179	38,027	28	920,178
Total Investment Securities	$2,614,458	$121,930	$435	$2,735,953

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

The increase in unrealized gains from December 31, 2019 to March 31, 2020 is primarily due to interest rate declines.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities in the portfolio.

The amortized cost and fair value of available for sale and held to maturity securities at March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31,2020:
Due in one year or less	$1,945	$1,965	$8,740	$8,762
Due after one through five years	4,800	4,932	33,393	33,947
Due after five through ten years	47,807	49,833	107,482	111,986
Due after ten years	857,464	905,587	245,414	258,344
	912,016	962,317	395,029	413,039
U.S. Government-sponsored mortgage-backed securities	820,263	853,458	487,150	507,139
Total Investment Securities	$1,732,279	$1,815,775	$882,179	$920,178

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2019
Due in one year or less	$1,134	$1,136	$9,920	$10,105
Due after one through five years	5,031	5,141	45,197	45,654
Due after five through ten years	74,745	76,920	84,153	88,844
Due after ten years	817,161	855,505	231,964	241,639
	898,071	938,702	371,234	386,242
U.S. Government-sponsored mortgage-backed securities	842,349	851,323	434,804	441,324
Total Investment Securities	$1,740,420	$1,790,025	$806,038	$827,566

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $576,123,000 at March 31, 2020, and $503,427,000 at December 31, 2019.

The book value of securities sold under agreements to repurchase amounted to $174,705,000 at March 31, 2020, and $182,856,000 at December 31, 2019.

Gross gains on the sales and redemptions of available for sale securities for the three months ended March 31, 2020 and 2019 are shown below.

	Three Months Ended March 31,
	2020	2019
Sales and Redemptions of Available for Sale Securities:
Gross gains	$4,612	$1,140
Gross losses	—	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2020, and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at March 31, 2020
State and municipal	$34,304	$306	$—	$—	$34,304	$306
U.S. Government-sponsored mortgage-backed securities	17,011	101	—	—	17,011	101
Total Temporarily Impaired Available for Sale Securities	51,315	407	—	—	51,315	407
Temporarily Impaired Held to Maturity Securities at March 31,2020
State and municipal	6,815	28	—	—	6,815	28
Total Temporarily Impaired Held to Maturity Securities	6,815	28	—	—	6,815	28
Total Temporarily Impaired Investment Securities	$58,130	$435	$—	$—	$58,130	$435

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2019
State and municipal	$76,273	$807	$—	$—	$76,273	$807
U.S. Government-sponsored mortgage-backed securities	127,673	1,326	20,796	78	148,469	1,404
Total Temporarily Impaired Available for Sale Securities	203,946	2,133	20,796	78	224,742	2,211
Temporarily Impaired Held to Maturity Securities at December 31, 2019
U.S. Government-sponsored agency securities	3,016	4	12,467	33	15,483	37
State and municipal	22,947	107	—	—	22,947	107
U.S. Government-sponsored mortgage-backed securities	124,253	364	7,991	37	132,244	401
Total Temporarily Impaired Held to Maturity Securities	150,216	475	20,458	70	170,674	545
Total Temporarily Impaired Investment Securities	$354,162	$2,608	$41,254	$148	$395,416	$2,756

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2020	December 31, 2019
Investments reported at less than historical cost:
Historical cost	$58,565	$398,172
Fair value	58,130	395,416
Gross unrealized losses	$435	$2,756
Percent of the Corporation's investment portfolio	2.2%	15.2%

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at March 31, 2020.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2020. The state and municipal securities portfolio contains unrealized losses of $306,000 on seventeen securities and $28,000 on four securities in the available for sale and held to maturity portfolios, respectively. At March 31, 2020, the Corporation had little to no exposure to municipal bonds related to entertainment receipts, student housing, parking facilities, airports, nursing homes or public transit.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2020. The mortgage-backed securities portfolio contains unrealized losses of $101,000 on three securities in the available for sale portfolio and no unrealized losses in the held to maturity portfolio. All these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. The slowing of prepayments and the forbearance programs resulting from the financial impacts of COVID-19 could increase bond duration and potentially improve market values on these securities.

NOTE 4

LOANS AND ALLOWANCE

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of March 31, 2020, and December 31, 2019, were $5,039,000 and $9,037,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2020	December 31, 2019
Commercial and industrial loans	$2,199,226	$2,109,879
Agricultural production financing and other loans to farmers	87,421	93,861
Real estate loans:
Construction	643,674	787,568
Commercial and farmland	3,268,168	3,052,698
Residential	1,121,556	1,143,217
Home equity	570,398	588,984
Individuals' loans for household and other personal expenditures	129,765	135,989
Public finance and other commercial loans	586,641	547,114
Loans	8,606,849	8,459,310
Allowance for loan losses	(99,454)	(80,284)
Net Loans	$8,507,395	$8,379,026

Allowance, Credit Quality and Loan Portfolio

The original implementation date of the Current Expected Credit Loss (CECL) model for calculating the Allowance for Credit Losses guided by FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments was January 1, 2020. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation has elected to delay implementation of ASU No. 2016-13. As discussed below, ASU No. 2016-13, provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its first quarter 2020 financial statements have been prepared under the existing incurred loss model. The temporary relief applicable to the Corporation’s compliance with CECL ends on the earlier of: (1) the termination date of the national emergency concerning the COVID-19 outbreak, declared by the President of the United States on March 13, 2020, under the National Emergencies Act; or (2) December 31, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at March 31, 2020. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for loan losses by loan segment for the three ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2019	$32,902	$28,778	$4,035	$14,569	$80,284
Provision for losses	5,701	9,194	1,924	2,933	19,752
Recoveries on loans	443	118	42	70	673
Loans charged off	(615)	(183)	(249)	(208)	(1,255)
Balances, March 31, 2020	$38,431	$37,907	$5,752	$17,364	$99,454

	Three Months Ended March 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	236	769	105	90	1,200
Recoveries on loans	542	245	118	100	1,005
Loans charged off	(366)	(1,189)	(161)	(139)	(1,855)
Balances, March 31, 2019	$33,069	$29,434	$4,026	$14,373	$80,902

The increase in the allowance as a percentage of loans was primarily due to an increase in the qualitative factor for economic conditions to account for the impending impact of the COVID-19 pandemic. Governmental actions taken to reduce the spread of the virus have significantly contributed to rising unemployment and negatively impacted consumer and business spending. Therefore, the allowance for loan losses was increased to cover probable and incurred credit losses as a result of the economic downturn.

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated.

	March 31, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$—	$150	$—	$466	$616
Collectively evaluated for impairment	38,431	37,757	5,752	16,898	98,838
Total Allowance for Loan Losses	$38,431	$37,907	$5,752	$17,364	$99,454
Loan Balances:
Individually evaluated for impairment	$905	$9,282	$3	$2,623	$12,813
Collectively evaluated for impairment	2,870,855	3,895,221	129,762	1,687,612	8,583,450
Loans acquired with deteriorated credit quality	1,528	7,339	—	1,719	10,586
Loans	$2,873,288	$3,911,842	$129,765	$1,691,954	$8,606,849

	December 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$—	$231	$—	$458	$689
Collectively evaluated for impairment	32,902	28,547	4,035	14,111	79,595
Total Allowance for Loan Losses	$32,902	$28,778	$4,035	$14,569	$80,284
Loan Balances:
Individually evaluated for impairment	$457	$8,728	$4	$2,520	$11,709
Collectively evaluated for impairment	2,748,681	3,821,660	135,985	1,727,966	8,434,292
Loans acquired with deteriorated credit quality	1,716	9,878	—	1,715	13,309
Loans	$2,750,854	$3,840,266	$135,989	$1,732,201	$8,459,310

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10. This includes loans acquired with deteriorated credit quality totaling $2,697,000 with $124,000 of related allowance for loan losses at March 31, 2020 and $2,819,000 with $124,000 related allowance for loan losses at December 31, 2019.

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	March 31, 2020	December 31, 2019
Commercial and industrial loans	$1,759	$1,255
Agriculture production financing and other loans to farmers	—	183
Real estate loans:
Construction	1,094	977
Commercial and farmland	6,995	7,007
Residential	4,332	5,062
Home equity	1,409	1,421
Individuals' loans for household and other personal expenditures	60	44
Total	$15,649	$15,949

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$905	$905	$—
Real estate Loans:
Construction	1,206	970	—
Commercial and farmland	8,160	6,403	—
Residential	76	59	—
Individuals' loans for household and other personal expenditures	3	3	—
Total	$10,350	$8,340	$—
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	2,649	1,909	150
Residential	2,198	2,173	393
Home equity	407	391	73
Total	$5,254	$4,473	$616
Total Impaired Loans	$15,604	$12,813	$616

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$320	$320	$—
Agriculture production financing and other loans to farmers	299	137	—
Real estate Loans:
Construction	1,206	970	—
Commercial and farmland	8,037	5,849	—
Residential	93	76	—
Total	$9,955	$7,352	$—
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	2,648	1,909	231
Residential	2,070	2,044	383
Home equity	417	400	75
Individuals' loans for household and other personal expenditures	4	4	—
Total	$5,139	$4,357	$689
Total Impaired Loans	$15,094	$11,709	$689

	Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$905	$—
Real estate Loans:
Construction	1,015	—
Commercial and farmland	6,852	37
Residential	59	1
Individuals' loans for household and other personal expenditures	3	—
Total	$8,834	$38
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	2,400	—
Residential	2,180	19
Home equity	393	3
Total	$4,973	$22
Total Impaired Loans	$13,807	$60

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,641	$—
Agriculture production financing and other loans to farmers	799	—
Real estate Loans:
Construction	8,270	—
Commercial and farmland	8,999	39
Residential	38	1
Home equity	48	—
Individuals' loans for household and other personal expenditures	1	—
Public finance and other commercial loans	353	—
Total	$20,149	$40
Impaired loans with related allowance:
Agriculture production financing and other loans to farmers	2,150	—
Real estate Loans:
Commercial and farmland	171	—
Residential	1,884	15
Home equity	356	3
Public finance and other commercial loans	15	—
Total	$4,576	$18
Total Impaired Loans	$24,725	$58

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

	March 31, 2020
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$2,024,943	$93,686	$80,597	$—	$—	$—	$—	$2,199,226
Agriculture production financing and other loans to farmers	70,365	5,962	11,094	—	—	—	—	87,421
Real estate Loans:
Construction	591,599	20,043	1,466	—	—	30,449	117	643,674
Commercial and farmland	3,120,084	49,714	96,451	—	—	1,919	—	3,268,168
Residential	200,792	395	6,439	—	—	909,813	4,117	1,121,556
Home equity	24,273	405	794	—	—	543,579	1,347	570,398
Individuals' loans for household and other personal expenditures	—	—	—	—	—	129,705	60	129,765
Public finance and other commercial loans	586,207	434	—	—	—	—	—	586,641
Loans	$6,618,263	$170,639	$196,841	$—	$—	$1,615,465	$5,641	$8,606,849

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

At March 31, 2020, loans 30-59 Days Past Due totaled $100,677,000 an increase of $85,994,000 from December 31, 2019. The increase is primarily due to customers negatively impacted by the COVID-19 pandemic. The modifications for these loans were processed subsequent to the end of the first quarter.
The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of March 31, 2020, and December 31, 2019:

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,175,423	$21,717	$119	$208	$1,759	$23,803	$2,199,226
Agriculture production financing and other loans to farmers	86,566	855	—	—	—	855	87,421
Real estate loans:
Construction	622,171	19,542	867	—	1,094	21,503	643,674
Commercial and farmland	3,204,303	51,516	5,354	—	6,995	63,865	3,268,168
Residential	1,112,523	4,536	133	32	4,332	9,033	1,121,556
Home equity	566,018	2,191	708	72	1,409	4,380	570,398
Individuals' loans for household and other personal expenditures	129,330	320	55	—	60	435	129,765
Public finance and other commercial loans	586,641	—	—	—	—	—	586,641
Loans	$8,482,975	$100,677	$7,236	$312	$15,649	$123,874	$8,606,849

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,105,445	$3,039	$136	$4	$1,255	$4,434	$2,109,879
Agriculture production financing and other loans to farmers	93,678	—	—	—	183	183	93,861
Real estate loans:
Construction	784,961	1,630	—	—	977	2,607	787,568
Commercial and farmland	3,043,318	2,324	49	—	7,007	9,380	3,052,698
Residential	1,133,476	4,290	367	22	5,062	9,741	1,143,217
Home equity	584,023	2,960	538	42	1,421	4,961	588,984
Individuals' loans for household and other personal expenditures	135,399	440	105	1	44	590	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	547,114
Loans	$8,427,414	$14,683	$1,195	$69	$15,949	$31,896	$8,459,310

On occasion, borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays including debt payments. Concurrently, in an effort to preserve and protect its earning assets, specifically troubled loans, the Corporation works to maintain its relationship with certain customers who are experiencing financial difficulty by contractually modifying the borrower's debt agreement with the Corporation. In certain loan restructuring situations, the Corporation may grant a concession to a debtor experiencing financial difficulty, resulting in a troubled debt restructuring. A concession is deemed to be granted when, as a result of the restructuring, the Corporation does not expect to collect all original amounts due, including interest accrued at the original contract rate. If the payment of principal at original maturity is primarily dependent on the value of collateral, the current value of the collateral is considered in determining whether the principal will be repaid.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial.

No troubled debt restructures in the Corporation's loan portfolio occurred in the three months ended March 31, 2020. The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods indicated:

	Three Months Ended March 31, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$90	$90	1
Total	$90	$90	1

No troubled debt restructures occurred in the period ended March 31, 2020. The following table summarizes the recorded investment of troubled restructures as of March 31, 2019 by modification type, that occurred during the period indicated:

	Three Months Ended March 31, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$90	$—	$90
Total	$—	$90	$—	$90

Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three months ended March 31, 2019.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2020 and 2019, that subsequently defaulted during the three months ended March 31, 2020 and remained in default at March 31, 2020. A loan is considered in default if it is 30-days or more past due.

	Three Months Ended March 31, 2020
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$22
Total	1	$22

	Three Months Ended March 31, 2019
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$63
Total	1	$63

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $507,000 and $1,033,000 at March 31, 2020 and December 31, 2019, respectively.

Commercial troubled debt restructured loans that are risk graded special mention, substandard, doubtful or loss are individually evaluated for impairment under ASC 310. Any resulting specific reserves are included in the allowance for loan losses. Commercial troubled debt loan restructures 30-89 days delinquent are included in the calculation of the delinquency trend environmental allocation in the allowance for loan losses. With the exception of the acquired loans excluded from the allowance for loan losses, all commercial non-impaired loans, including non-accrual and 90-days or more delinquent, are included in the ASC 450 loss estimate.

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

The carrying amount of Purchased Credit Impaired Loans as of March 31, 2020 was $13.3 million with allowance for loan loss of $124,000. The carrying amount of Purchased Credit Impaired Loans as of December 31, 2019 was $16.1 million with $124,000 of related allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

Three Months Ended March 31, 2020
Accretable yield beginning balance	$2,132
Additions	—
Accretion	(385)
Reclassification from nonaccretable	186
Disposals	(7)
Accretable yield ending balance	$1,926

Three Months Ended March 31, 2019
Accretable yield beginning balance	$2,143
Additions	—
Accretion	(580)
Reclassification from nonaccretable	501
Disposals	—
Accretable yield ending balance	$2,064

There were no loans acquired during the three months ended March 31, 2020 and 2019, for which it was probable that all contractually required payments would not be collected.

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The MBT acquisition on September, 1, 2019 resulted in $98,563,000 of goodwill, which includes a measurement period adjustment of $719,000. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2019, resulting in a goodwill balance of $543,918,000 as of March 31, 2020.

2019
Balance, January 1	$445,355
Goodwill acquired	97,844
Measurement period adjustment	719
Balance, December 31	$543,918

The Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, in the first quarter of 2020 and accordingly assessed the recent economic impact and market conditions from the COVID-19 pandemic. Based upon factors considered in the assessment and the general uncertainty as to the full extent of the COVID-19 pandemic and its effect on economic recovery, the Corporation has determined that it is not more likely than not that the fair value of the Corporation is less than the carrying value. Therefore, the Corporation concluded goodwill was not impaired at March 31, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 7

CORE DEPOSIT INTANGIBLES

Core deposit intangibles are recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The MBT acquisition on September 1, 2019 resulted in a core deposit intangible of $16,527,000. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements.

The carrying basis and accumulated amortization of recognized core deposit intangibles are noted below.

	March 31, 2020	December 31, 2019
Gross carrying amount	$102,396	$85,869
Core deposit intangibles acquired		16,527
Accumulated amortization	(68,948)	(67,434)
Total core deposit intangibles	$33,448	$34,962

The core deposit intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of ten years. Estimated future amortization expense is summarized as follows:

Amortization Expense
2020	$4,473
2021	5,429
2022	5,027
2023	4,827
2024	4,241
After 2024	9,451
$33,448

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2020 and December 31, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2020, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. During the three months ended March 31, 2020 and 2019, the Corporation did not recognize any ineffectiveness.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $975,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2020 and December 31, 2019, the notional amount of customer-facing swaps was approximately $766,919,000 and $692,287,000, respectively.  These amounts are offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2020, and December 31, 2019.

	Asset Derivatives				Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$2,633	Other Liabilities	$1,444
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$78,762	Other Assets	$27,855	Other Liabilities	$78,762	Other Liabilities	$27,855

The Corporation's derivative asset and derivative liability relating to interest rate contracts increased $50.9 million and $52.1 million, respectively, from December 31, 2019. The increases are primarily due to a $74.6 million increase in the related outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of March 31, 2020 compared to December 31, 2019. This was primarily the result of investors seeking the safety of U.S. Treasuries as containment efforts related to the COVID-19 outbreak began to significantly reduce economic activity.

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2020	March 31, 2019
Interest Rate Products	$(1,314)	$(391)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three months ended March 31, 2020 and 2019.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest rate contracts	Interest Expense	$(125)	$(59)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2020, the termination value of derivatives in a net liability position related to these agreements was $81,962,000. As of March 31, 2020, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $79,575,000. While the Corporation did not breach any of these provisions as of March 31, 2020, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2020, and December 31, 2019.

		Fair Value Measurements Using:
March 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$600	$—	$600	$—
U.S. Government-sponsored agency securities	12,478	—	12,478	—
State and municipal	949,208	—	946,714	2,494
U.S. Government-sponsored mortgage-backed securities	853,458	—	853,454	4
Corporate obligations	31	—	—	31
Interest rate swap asset	78,762	—	78,762	—
Interest rate swap liability	81,395	—	81,395	—

		Fair Value Measurements Using:
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$38,875	$—	$38,875	$—
State and municipal	899,796	—	896,938	2,858
U.S. Government-sponsored mortgage-backed securities	851,323	—	851,319	4
Corporate obligations	31	—	—	31
Interest rate swap asset	27,855	—	27,855	—
Interest rate swap liability	29,299	—	29,299	—

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2020 or December 31, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2020 and 2019.

	Available for Sale Securities
	Three Months Ended
	March 31, 2020	March 31, 2019
Balance at beginning of the period	$2,893	$3,328
Included in other comprehensive income	(20)	43
Principal payments	(344)	(435)
Ending balance	$2,529	$2,936

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2020 and 2019.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for March 31, 2020, and December 31, 2019.

		Fair Value Measurements Using
March 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$5,462	$—	$—	$5,462
Other real estate owned	96	—	—	96

		Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$5,653	$—	$—	$5,653
Other real estate owned	194	—	—	194

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2019 and 2020, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2020 and December 31, 2019.

March 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,494	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	1.5% - 4%
			Weighted-average coupon	3.87%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$5,462	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	1%

Other real estate owned	$96	Appraisals	Discount to reflect current market conditions	0% - 72%
			Weighted-average discount of other real estate owned balance	72%

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,858	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 5%
			Weighted-average coupon	3.92%

Corporate obligations and U.S Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$5,653	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	1%

Other real estate owned	$194	Appraisals	Discount to reflect current market conditions	0% - 37%
			Weighted-average discount of other real estate owned balance	37%

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities, Corporate Obligations and U.S. Government-sponsored Mortgage-Backed Securities

The significant unobservable inputs used in the fair value measurement of the Corporation's state and municipal securities, corporate obligations and U.S. Government-sponsored mortgage-backed securities are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in either of those inputs will not affect the other input.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020, and December 31, 2019.

		March 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$127,731	$127,731	$—	$—
Interest-bearing time deposits	132,944	132,944	—	—
Investment securities available for sale	1,815,775	—	1,813,246	2,529
Investment securities held to maturity	882,179	—	895,075	25,103
Loans held for sale	5,039	—	5,039	—
Loans	8,507,395	—	—	8,612,153
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	78,762	—	78,762	—
Interest receivable	47,489	—	47,489	—
Liabilities:
Deposits	$9,870,484	$8,256,022	$1,610,891	$—
Borrowings:
Federal funds purchased	47,000	—	47,000	—
Securities sold under repurchase agreements	183,317	—	183,350	—
Federal Home Loan Bank advances	480,995	—	493,455	—
Subordinated debentures and term loans	128,741	—	124,167	—
Interest rate swap liability	81,395	—	81,395	—
Interest payable	7,746	—	7,746	—

		December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$177,201	$177,201	$—	$—
Interest-bearing time deposits	118,263	118,263	—	—
Investment securities available for sale	1,790,025	—	1,787,132	2,893
Investment securities held to maturity	806,038	—	799,884	27,682
Loans held for sale	9,037	—	9,037	—
Loans	8,379,026	—	—	8,335,340
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	27,855	—	27,855	—
Interest receivable	48,901	—	48,901	—
Liabilities:
Deposits	$9,839,956	$8,146,745	$1,675,202	$—
Borrowings:
Federal funds purchased	55,000	—	55,000	—
Securities sold under repurchase agreements	187,946	—	187,801	—
Federal Home Loan Bank advances	351,072	—	352,581	—
Subordinated debentures and term loans	138,685	—	123,571	—
Interest rate swap liability	29,299	—	29,299	—
Interest payable	6,754	—	6,754	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2020 and December 31, 2019 were:

	March 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$180,925	$—	$1,642	$750	$183,317

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$178,732	$—	$7,672	$1,542	$187,946

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2020 and 2019:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income before reclassifications	30,364	(1,038)	—	29,326
Amounts reclassified from accumulated other comprehensive income	(3,643)	99	—	(3,544)
Period change	26,721	(939)	—	25,782
Balance at March 31, 2020	$65,593	$(2,080)	$(9,857)	$53,656

Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	20,990	(309)	—	20,681
Amounts reclassified from accumulated other comprehensive income	(901)	47	—	(854)
Period change	20,089	(262)	—	19,827
Balance at March 31, 2019	$13,746	$(821)	$(14,520)	$(1,595)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2020 and 2019.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$4,612	$1,140	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(969)	(239)	Income tax expense
	$3,643	$901

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(125)	$(59)	Interest expense - subordinated debentures and term loans
Related income tax benefit	26	12	Income tax expense
	$(99)	$(47)

Total reclassifications for the period, net of tax	$3,544	$854

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2020 was $1,220,000 compared to $981,000 for the three months ended March 31, 2019. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.4 percent for the three months ended March 31, 2020, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2020	2019
Stock and ESPP Options
Pre-tax compensation expense	$41	$11
Income tax benefit	—	(16)
Stock and ESPP option expense, net of income taxes	$41	$(5)
Restricted Stock Awards
Pre-tax compensation expense	$1,179	$970
Income tax benefit	(257)	(540)
Restricted stock awards expense, net of income taxes	$922	$430
Total Share-Based Compensation
Pre-tax compensation expense	$1,220	$981
Income tax benefit	(257)	(556)
Total share-based compensation expense, net of income taxes	$963	$425

As of March 31, 2020, unrecognized compensation expense related to RSAs was $6,444,000 and is expected to be recognized over a weighted-average period of 1.40 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2020.

Stock option activity under the Corporation's stock option plans as of March 31, 2020 and changes during the three months ended March 31, 2020, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	59,350	$13.51
Exercised	(1,050)	$6.71
Outstanding March 31, 2020	58,300	$13.63	2.23	$749,737
Vested and Expected to Vest at March 31,2020	58,300	$13.63	2.23	$749,737
Exercisable at March 31, 2020	58,300	$13.63	2.23	$749,737

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2020.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $36,000 and $97,000, respectively. Cash receipts of stock options exercised during this same period were $7,000 and $40,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2020	351,048	$40.67
Granted	7,573	$26.47
Vested	(3,332)	$39.32
Unvested RSAs at March 31, 2020	355,289	$40.38

The grant date fair value of ESPP options was estimated to be approximately $41,000 at the beginning of the January 1, 2020 quarterly offering period. The ESPP options vested during the three months ending March 31, 2020, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$7,928	$9,609
Tax-exempt interest income	(3,022)	(2,267)
Share-based compensation	—	(350)
Tax-exempt earnings and gains on life insurance	(286)	(207)
Tax credits	(61)	(78)
CARES Act - NOL carryback rate differential	(1,178)	—
Other	109	234
Actual Tax Expense	$3,490	$6,941

Effective Tax Rate	9.2%	15.2%

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$34,263	54,732,073	$0.63	$38,817	49,369,024	$0.79
Effect of potentially dilutive stock options and restricted stock awards		185,687			171,820
Diluted net income per share	$34,263	54,917,760	$0.62	$38,817	49,540,844	$0.78

For the three months ended March 31, 2020 and 2019, there were no stock options with an option price greater than the average market price of the common shares.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

•	the severity and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and our business, results of operations, and financial condition;

•	adverse developments in our loan and investment portfolios;

•	competitive factors in the banking industry, such as the trend towards consolidation in our market;

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate bank;

•	acquisitions of other businesses by us and integration of such acquired businesses;

•	our ability to implement and comply with the Settlement Agreement and Agreed Order entered into with the United States Department of Justice ("DOJ") related to our fair lending practices;

•	changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our anticipated future results.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

We believe there have been no significant changes during the three months ended March 31, 2020, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

REQUIREMENTS FOR BANK HOLDING COMPANIES WITH $10 BILLION OR MORE IN ASSETS

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. As the quarter ended December 31, 2019 was the fourth consecutive quarter that the Bank reported assets exceeding $10 billion, effective as of April 1, 2020, the Bank and its affiliates became subject to the supervisory and enforcement authority of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB, an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. Prior to April 1, 2020, the Bank had been subject to the primary federal regulatory oversight and supervision of the FDIC. The Bank continues to be subject to the oversight, supervision and examination of the Indiana DFI.

The Bank’s deposit accounts are insured up to the applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC. As such, the Bank is subject to deposit insurance premiums and assessments to maintain the DIF. Under the FDIC's risk-based assessment system, insured institutions with at least $10 billion in assets, such as the Bank, are assessed on the basis of a scoring system that measures an institution's financial performance, its ability to withstand stress, and the relative magnitude of potential losses to the FDIC in the event of the institution's failure. The Bank’s FDIC assessment has increased as a result of being subject to this new method for calculating its deposit insurance premiums.

As provided by the Durbin Amendment to the Dodd-Frank Act, financial institutions with more than $10 billion in assets become subject to capped interchange fees in July of the year following the year-end assessment in which the $10 billion threshold was met. As a result, the Bank will be subject to these interchange fee restrictions beginning July 1, 2020.

COVID-19, THE CARES ACT AND RELATED REGULATORY ACTIONS

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 ("COVID-19") constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

While the spread of COVID-19 had a minimal impact on the Corporation as of March 31, 2020, the ultimate impact of COVID-19 on our business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.  It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities.  Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown.  As a result of COVID-19 and the actions taken to contain it or reduce its impact, we may experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers.

In response to the COVID-19 pandemic, we have taken a number of actions to offer various forms of support to our customers, employees and communities that have experienced impacts from this development. The Corporation has committed $1.2 million to non-profit organizations in our communities on the front lines of fighting the COVID-19 pandemic. In response to social distancing protocols, we have enabled employees to work remotely, decreased lobby usage and incurred additional cleaning and janitorial expense to disinfect banking centers and office locations.  Additionally, we have enhanced mobile and online services, such as increased mobile deposit limits, to allow more transactions to be completed outside the banking centers.  We have also provided customer alerts focused on COVID-19 scams and fraud education and prevention.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Rates

On March 3, 2020, the Federal Open Market Committee ("FOMC") reduced the target federal funds rate by 50 basis points to 1.00 percent to 1.25 percent. This rate was further reduced to a target range of 0 percent to 0.25 percent on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak are likely to negatively impact the Corporation’s net interest income and noninterest income.

The CARES Act and the Paycheck Protection Program

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives.
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1 percent. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. As of May 6, 2020, the Bank had funded over 3,800 PPP loans representing $871 million. Under the terms of the PPP program, the loans are fully guaranteed by the U.S. government.

Main Street Business Lending Program

On April 9, 2020, the Federal Reserve announced its proposed Main Street emergency lending initiative as an additional measure to provide much-needed financial support to small and mid-sized businesses adversely impacted by the COVID-19 pandemic. The Main Street programs are intended to provide credit flows to financial institutions so that they can provide loans to eligible small and mid-sized businesses. The funds available through the Main Street programs amount to $600 billion. Under this initiative, which was modified and supplemented by the Federal Reserve on April 30, 2020, three loan facilities have been established: (i) the Main Street New Loan Facility (the “MSNLF), (ii) the Main Street Priority Loan Facility (the “MSPLF”); and (iii) the Main Street Expanded Loan Facility (the “MSELF”), each of which was authorized by the Federal Reserve under Section 13(3) of the Federal Reserve Act. All three facilities use the same eligible lender and eligible borrower criteria, and have many of the same features, including the same maturity, interest rate, deferral of principal and interest for one year, and ability of the borrower to prepay without penalty. As required by the CARES Act, Main Street loans are full-recourse to the borrower and are not forgivable. The loan types differ in amounts and other terms, including in how they interact with the eligible borrower’s existing outstanding debt. The proposed minimum loan amounts under the MSNLF and the MSPLF have been set at $500,000. The minimum loan amount under the MSELF has been set at $10 million. The Bank may participate in some or all of these programs.

Paycheck Protection Program Liquidity Facility

To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Federal Reserve authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as the Bank to fund loans guaranteed by the SBA under the PPP. The Bank has until September 30, 2020 to access funds under the PPPL Facility, unless otherwise extended by the Federal Reserve and the Department of the Treasury. The Bank had borrowed from the PPPL Facility to supplement liquidity to fund the PPP loans and as of May 6, 2020 the outstanding balance of such borrowings were $240 million.

Loan Modifications and Troubled Debt Restructures

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructures and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructures. The modifications completed in the three months ended March 31, 2020 were immaterial. As of May 6, 2020, the Corporation had received requests for over 1,700 modifications on commercial loans totaling $861 million and over 550 modifications on consumer loans totaling $56 million.

Optional Delay of CECL Implementation

Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation has elected to delay implementation of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which would have become effective for the Corporation as of January 1, 2020. As discussed in NOTE 1. GENERAL of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, ASU 2016-13, provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its first quarter 2020 financial statements have been prepared under the existing incurred loss model. The temporary relief applicable to the Corporation’s compliance with CECL ends on the earlier of: (1) the termination date of the national emergency concerning the COVID-19 outbreak, declared by the President of the United States on March 13, 2020, under the National Emergencies Act; or (2) December 31, 2020.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital

CECL Model. As part of the March 27, 2020 joint statement of federal banking regulators discussed above, an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was also announced. Banking organizations that are required under GAAP to adopt CECL during 2020 can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year transition period that federal banking regulators had already made available. While the Corporation has elected to delay implementation of ASU No. 2016-13 as described above, it expects to take advantage of the additional time permitted by this interim final rule, which will largely delay the effects of CECL on its regulatory capital through December 31, 2021. Beginning on January 1, 2022, the Corporation will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under the interim final rule, the amount of adjustments to regulatory capital that can be deferred until the phase-in period includes both the initial impact of our adoption of CECL, and 25% of subsequent changes in our allowance for credit losses during each quarter following implementation of CECL until December 31, 2021.

PPPL Facility. On April 9, 2020, in order to facilitate use of the PPPL Facility, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Corporation and the Bank, are permitted to assign a zero percent risk weight to covered loans pledged to the PPPL Facility for purposes of determining risk-weighted assets and the leverage ratio.

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported first quarter 2020 net income of $34.3 million, compared to $38.8 million during the first quarter of 2019. Diluted earnings per share for the period totaled $0.62 per share, compared to $0.78 per diluted share during the same period in 2019.

As of March 31, 2020, total assets equaled $12.7 billion, an increase of $236.3 million from December 31, 2019. The Corporation's total loan portfolio increased $147.5 million, or 1.7 percent from December 31, 2019. The largest loan segments that experienced increases were commercial and farmland real estate and commercial and industrial. The largest loan segment that experienced a decrease was construction real estate. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total Investment Securities increased $101.9 million from December 31, 2019 as excess liquidity from deposit growth and additional wholesale funding was used to invest in the bond portfolio. Also contributing to the increase in investment securities was a $33.9 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to March 31, 2020 is primarily due to interest rate declines during the quarter as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio.

The Corporation’s allowance for loan losses totaled $99.5 million as of March 31, 2020 and equaled 1.15 percent of total loans.  The Corporation's provision expense and net charge offs for the three months ended March 31, 2020 were $19.8 million and $582,000, respectively, compared to provision expense and net charge offs of $1.2 million and $850,000, respectively, during the same period of 2019. The increase in the allowance for loan losses of $19.2 million, or 23.9 percent, primarily reflects our view of increased credit risk related to the COVID-19 pandemic. Non-accrual loans totaled $15.6 million, a decrease of $300,000 from December 31, 2019. Details of the Allowance for Loan Losses and non-performing loans are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's tax asset, deferred and receivable, equaled $9.5 million as of March 31, 2020 and decreased $2.7 million from December 31, 2019. Additionally, the Corporation had an income tax payable (recorded in other liabilities) of $6.7 million at March 31, 2020 compared to none at December 31, 2019. The Corporation's available for sale investment portfolio had a net unrealized gain of $49.6 million at December 31, 2019 compared to a net unrealized gain at March 31, 2020 of $83.5 million, which was primarily due to interest rate declines. This change resulted in a deferred tax liability of $10.3 million at December 31, 2019 compared to $17.4 million at March 31, 2020. Offsetting this decrease in the Corporation's tax asset, deferred and receivable, was an increase in the deferred tax asset of $4.7 million resulting from the increase in the allowance for loan losses.

The Corporation's other assets increased $47.6 million from December 31, 2019. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts increased $50.9 million and $52.1 million, respectively, from December 31, 2019. The increases are primarily due to a $74.6 million increase in the related outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of March 31, 2020 compared to December 31, 2019. This was primarily the result of investors seeking the safety of U.S. Treasuries as containment efforts related to the COVID-19 outbreak began to significantly reduce economic activity.

As of March 31, 2020, total deposits equaled $9.9 billion, an increase of $30.5 million from December 31, 2019. The Corporation experienced increases from December 31, 2019 in demand and savings accounts of $42.6 million and $66.6 million, respectively. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $66.8 million and $11.9 million, respectively, from December 31, 2019.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total borrowings increased $107.4 million as of March 31, 2020, compared to December 31, 2019. Federal Home Loan Bank advances increased $129.9 million compared to December 31, 2019. Offsetting this increase, the Corporation partially redeemed $10.0 million of subordinated debentures, of which all debentures were held by First Merchants Capital Trust II (“FMC Trust”). As a result, FMC Trust used the proceeds from such partial redemption to concurrently redeem a like amount of its capital securities with an aggregate redemption price of $10.0 million, all of which were held by the Corporation (recorded in other assets).

The Corporation's other liabilities as of March 31, 2020 increased $105.9 million compared to December 31, 2019. The Corporation accrued $44.4 million of trade date accounting related to investment securities purchases as of March 31, 2020. There was no accrual at December 31, 2019. Additionally, as noted above, the derivative hedge liability increased $52.1 million from December 31, 2019.

During the three months ended March 31, 2020, the Corporation repurchased 1,634,437 of its common shares for $55.9 million at an average price of $34.21, which resulted in the aggregate investment in share repurchases to equal $75.0 million, the maximum allowable under the plan. The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized.” Details of the Stock Repurchase Program and regulatory capital ratios are discussed within the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 76 percent of revenues for the three months ended March 31, 2020. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the three months ended March 31, 2020, the increases in net interest income and earning assets were primarily attributable to the September 2019 MBT acquisition, in addition to, core organic loan and deposit growth and an increase in the investment securities portfolio. Details regarding the MBT acquisition and earning assets are discussed in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the first quarter of 2020, asset yields decreased 51 basis points FTE compared to the same period in 2019 as a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19. Average earning assets increased $2.2 billion in the first quarter of 2020 compared to the first quarter of 2019. The increase in earning assets attributable to the MBT acquisition totaled $1.2 billion and organic loan growth accounted for $576.7 million. Interest costs decreased 17 basis points, resulting in a 34 basis point FTE decrease in net interest spread as compared to the same period in 2019. Interest costs have decreased as both core deposits and wholesale funding rates decreased year-over-year. Interest-bearing deposit and borrowing costs decreased from 1.20 percent and 2.74 percent during the three months ended March 31, 2019 to 1.06 percent and 1.16 percent during the same period in 2020, respectively. Net interest margin, on a tax equivalent basis, decreased to 3.46 percent for the first quarter of 2020 compared to 3.84 percent during the same period in 2019. Despite the Corporation's quick and decisive action in lowering deposit rates at the end of 2019 and in the first quarter of 2020, and additional upcoming certificates of deposit maturities, additional net interest margin compression is expected next quarter.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3.5 million, which accounted for 12 basis points of net interest margin in the first quarter of 2020. Comparatively, the Corporation recognized $2.3 million of accretion income for the three months ended March 31, 2019, or 9 basis points of net interest margin.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2020, and 2019.

(Dollars in Thousands)	Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$159,859	$575	1.44%	$145,935	$875	2.40%
Federal Home Loan Bank stock	28,737	299	4.16	24,588	338	5.50
Investment Securities: (1)
Taxable	1,368,546	7,631	2.23	902,402	6,095	2.70
Tax-Exempt (2)	1,208,717	11,816	3.91	829,085	8,697	4.20
Total Investment Securities	2,577,263	19,447	3.02	1,731,487	14,792	3.42
Loans held for sale	17,217	193	4.48	9,703	112	4.62
Loans: (3)
Commercial	6,235,336	76,952	4.94	5,309,998	72,758	5.48
Real Estate Mortgage	870,654	10,402	4.78	743,736	8,321	4.48
Installment	759,614	9,105	4.79	665,050	9,290	5.59
Tax-Exempt (2)	643,750	6,728	4.18	501,632	5,257	4.19
Total Loans	8,526,571	103,380	4.85	7,230,119	95,738	5.30
Total Earning Assets	11,292,430	123,701	4.38%	9,132,129	111,743	4.89%
Net unrealized gain (loss) on securities available for sale	48,656			(5,015)
Allowance for loan losses	(81,160)			(80,907)
Cash and cash equivalents	159,757			117,224
Premises and equipment	113,812			93,236
Other assets	1,039,743			823,475
Total Assets	$12,573,238			$10,080,142
Liabilities:
Interest-bearing deposits:
Interest-bearing NOW deposits	$3,589,240	$8,276	0.92%	$2,689,797	$7,019	1.04%
Money market deposits	1,535,844	3,783	0.99	1,139,062	2,782	0.98
Savings deposits	1,425,054	1,827	0.51	1,150,725	2,267	0.79
Certificates and other time deposits	1,666,642	7,862	1.89	1,565,578	7,526	1.92
Total Interest-bearing Deposits	8,216,780	21,748	1.06	6,545,162	19,594	1.20
Borrowings	748,185	4,182	2.24	635,058	4,353	2.74
Total Interest-bearing Liabilities	8,964,965	25,930	1.16	7,180,220	23,947	1.33
Noninterest-bearing deposits	1,669,493			1,391,494
Other liabilities	122,362			78,689
Total Liabilities	10,756,820			8,650,403
Stockholders' Equity	1,816,418			1,429,739
Total Liabilities and Stockholders' Equity	$12,573,238	25,930		$10,080,142	23,947
Net Interest Income (FTE)		$97,771			$87,796
Net Interest Spread (FTE) (4)			3.22%			3.56%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.38%			4.89%
Interest Expense / Average Earning Assets			0.92%			1.05%
Net Interest Margin (FTE) (5)			3.46%			3.84%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2020 and 2019. These totals equal $3,894 and $2,930 for the three months ended March 31, 2020 and 2019, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $11.1 million, or 59.2 percent, in the first quarter of 2020, compared to the first quarter of 2019. The larger customer base resulting from the MBT acquisition on September 1, 2019, in addition to organic growth, resulted in an increase in customer related line items such as fiduciary and wealth management fees, net gains and fees on sales of loans, derivative hedge fees, card payment fees and service charges on deposit accounts of $7.3 million in the first quarter of 2020 when compared to the same period in 2019. Details of the Corporation's 2019 acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Additionally, net realized gains on sales of available for sale securities increased $3.5 million in the first quarter of 2020 when compared to the same period in 2019.

NON-INTEREST EXPENSE

Non-interest expense increased $9.6 million, or 16.9 percent, in the first quarter of 2020, compared to the first quarter of 2019.  The acquisition of MBT was the largest contributing factor to the increase. The larger franchise and growth in our customer base resulted in increases in most non-interest expense categories with the largest increases in salaries and employee benefits, net occupancy, equipment, and outside data processing fees accounting for $8.2 million of the increase. Additionally, FDIC assessment expense increased $816,000 in the first quarter of 2020 when compared to the same period in 2019 as a result of the the Corporation's FDIC assessment changing to the calculation applicable to banks over $10 billion in total assets. Finally, professional and other outside services and other expenses increased $761,000 in the first quarter of 2020 when compared to the same period in 2019.

These increases were partially offset by a decrease in other real estate owned and foreclosure expenses of $660,000 in the first quarter of 2020 when compared to the same period on 2019.

INCOME TAXES

Income tax expense for the three months ended March 31, 2020 was $3,490,000 on pre-tax net income of $37,753,000.  For the same period in 2019, income tax expense was $6,941,000 on pre-tax net income of $45,758,000. The effective income tax rate was 9.2 percent for the first quarter of 2020 and 15.2 percent for the first quarter of 2019.

The lower effective income tax rate during the three months ended March 31, 2020 when compared to the same period in 2019 was primarily driven by two factors. First, the abnormally high level of loan provision expense resulting from the economic impact of the COVID-19 pandemic has, and likely will continue, to distort the normal relationship of taxable income to tax-exempt income. Secondly, the CARES Act provided the opportunity to carryback certain federal net operating losses. The Corporation's net operating loss had previously been valued at the current statutory rate of 21 percent. As such, the Corporation booked a tax benefit of $1,178,000 in recognition of the rate differential between the current rate and the rate in effect during the period to which the net operating loss will be carried back.

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

Stock Repurchase Program

On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represents approximately 5 percent of the Corporation's outstanding shares. During the three months ended March 31, 2020, the Corporation repurchased 1,634,437 of its common shares for $55.9 million at an average price of $34.21, which resulted in the aggregate investment in share repurchases to equal $75.0 million, the maximum allowable under the plan.

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

As of March 31, 2020, the Bank met all capital adequacy requirements to be considered well capitalized. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of March 31, 2020 and December 31, 2019 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,376,610	13.80%	$798,277	8.00%	N/A	N/A
First Merchants Bank	1,325,041	13.22	801,563	8.00	$1,001,954	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,212,156	12.15%	$598,708	6.00%	N/A	N/A
First Merchants Bank	1,225,587	12.23	601,173	6.00	$801,563	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,155,737	11.58%	$449,031	4.50%	N/A	N/A
First Merchants Bank	1,225,587	12.23	450,879	4.50	$651,270	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,212,156	10.10%	$480,192	4.00%	N/A	N/A
First Merchants Bank	1,225,587	10.24	478,688	4.00	$598,360	5.00%

			Prompt Corrective Action Thresholds
	Actual		Adequately Capitalized		Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,400,617	14.29%	$783,946	8.00%	N/A	N/A
First Merchants Bank	1,267,649	12.87	787,753	8.00	$984,691	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,255,333	12.81%	$587,960	6.00%	N/A	N/A
First Merchants Bank	1,187,365	12.06	590,815	6.00	$787,753	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,188,970	12.13%	$440,970	4.50%	N/A	N/A
First Merchants Bank	1,187,365	12.06	443,111	4.50	$640,049	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,255,333	10.54%	$476,383	4.00%	N/A	N/A
First Merchants Bank	1,187,365	9.99	475,564	4.00	$594,455	5.00%

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

	March 31, 2020		December 31, 2019
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,777,960	$1,850,513	$1,786,437	$1,787,006
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(53,656)	(56,807)	(27,874)	(30,495)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	56,419	—	66,363	—
Less: Disallowed Goodwill and Intangible Assets	(568,442)	(567,994)	(569,468)	(569,021)
Total Tier 1 Capital (Regulatory)	1,212,156	1,225,587	1,255,333	1,187,365
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	99,454	99,454	80,284	80,284
Total Risk-Based Capital (Regulatory)	$1,376,610	$1,325,041	$1,400,617	$1,267,649

Net Risk-Weighted Assets (Regulatory)	$9,978,462	$10,019,543	$9,799,329	$9,846,913
Average Assets (Regulatory)	$12,004,796	$11,967,196	$11,909,571	$11,889,092

Total Risk-Based Capital Ratio (Regulatory)	13.80%	13.22%	14.29%	12.87%
Tier 1 Capital to Risk-Weighted Assets	12.15%	12.23%	12.81%	12.06%
Tier 1 Capital to Average Assets	10.10%	10.24%	10.54%	9.99%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,212,156	$1,225,587	$1,255,333	$1,187,365
Less: Qualified Capital Securities	(56,419)	—	(66,363)	—
CET1 Capital (Regulatory)	$1,155,737	$1,225,587	$1,188,970	$1,187,365

Net Risk-Weighted Assets (Regulatory)	$9,978,462	$10,019,543	$9,799,329	$9,846,913
CET1 Capital Ratio (Regulatory)	11.58%	12.23%	12.13%	12.06%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.91 percent at March 31, 2020, and 10.16 percent at December 31, 2019.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Total Stockholders' Equity (GAAP)	$1,777,960	$1,786,437
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(577,366)	(578,881)
Tangible common equity (non-GAAP)	$1,200,469	$1,207,431
Total assets (GAAP)	$12,693,518	$12,457,254
Less: Intangible assets (GAAP)	(577,366)	(578,881)
Tangible assets (non-GAAP)	$12,116,152	$11,878,373
Stockholders' Equity to Assets (GAAP)	14.01%	14.34%
Tangible common equity to tangible assets (non-GAAP)	9.91%	10.16%

Tangible common equity (non-GAAP)	$1,200,469	$1,207,431
Plus: Tax Benefit of intangibles (non-GAAP)	6,946	7,257
Tangible common equity, net of tax (non-GAAP)	$1,207,415	$1,214,688
Common Stock outstanding	53,754	55,368
Book Value (GAAP)	$33.08	$32.26
Tangible book value - common (non-GAAP)	$22.46	$21.94

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Average goodwill (GAAP)	$543,919	$445,354
Average core deposit intangible (GAAP)	34,335	23,819
Average deferred tax on CDI (GAAP)	(7,129)	(4,891)
Intangible adjustment (non-GAAP)	$571,125	$464,282
Average stockholders' equity (GAAP)	$1,816,418	$1,429,739
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(571,125)	(464,282)
Average tangible capital (non-GAAP)	$1,245,168	$965,332
Average assets (GAAP)	$12,573,238	$10,080,142
Intangible adjustment (non-GAAP)	(571,125)	(464,282)
Average tangible assets (non-GAAP)	$12,002,113	$9,615,860
Net income available to common stockholders (GAAP)	$34,263	$38,817
CDI amortization, net of tax (GAAP)	1,197	1,207
Tangible net income available to common stockholders (non-GAAP)	$35,460	$40,024
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.62	$0.78
Diluted tangible net income available to common stockholders (non-GAAP)	$0.65	$0.81
Ratios:
Return on average GAAP capital (ROE)	7.55%	10.86%
Return on average tangible capital	11.39%	16.58%
Return on average assets (ROA)	1.09%	1.54%
Return on average tangible assets	1.18%	1.66%

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

At March 31, 2020, non-performing loans totaled $16,314,000, a decrease of $476,000 from December 31, 2019. Loans not accruing interest income totaled $15,649,000 at March 31, 2020, a decrease of $300,000 from December 31, 2019. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans increased from 503.4 percent at December 31, 2019 to 635.5 percent at March 31, 2020. Troubled debt restructures totaled $665,000 at March 31, 2020, a decrease of $176,000 from December 31, 2019. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned and repossessions, totaling $8,017,000 at March 31, 2020, increased $448,000 from December 31, 2019. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At March 31, 2020, impaired loans totaled $12,813,000, an increase of $1,104,000 from the December 31, 2019 balance of $11,709,000. Also at March 31, 2020, a specific allowance for losses was not deemed necessary for impaired loans totaling $8,340,000 as there were no identified losses on these credits. An allowance of $616,000 was recorded for the remaining balance of these impaired loans totaling $4,473,000, and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	March 31, 2020	December 31, 2019
Non-Performing Assets:
Non-accrual loans	$15,649	$15,949
Renegotiated loans	665	841
Non-performing loans (NPL)	16,314	16,790
OREO and Repossessions	8,017	7,527
Non-performing assets (NPA)	24,331	24,317
Loans 90-days or more delinquent and still accruing	312	69
NPAs and loans 90-days or more delinquent	$24,643	$24,386
Impaired Loans	$12,813	$11,709

The non-accrual balances in the table above include troubled debt loan restructures totaling $546,000 and $709,000 as of March 31, 2020 and December 31, 2019, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	March 31, 2020	December 31, 2019
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$1,967	$1,259
Agricultural production financing and other loans to farmers	—	183
Real estate loans:
Construction	7,308	7,191
Commercial and farmland	7,517	7,103
Residential	5,989	6,810
Home equity	1,754	1,795
Individuals' loans for household and other personal expenditures	66	45
Public finance and other commercial loans	42	—
Non-performing assets and loans 90-days or more delinquent:	$24,643	$24,386

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

Provision and Allowance for Loan Losses

As noted in the "COVID-19, THE CARES ACT AND RELATED REGULATORY ACTIONS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Corporation elected to defer the adoption of CECL and to continue to use the incurred loss model for calculating the Allowance for Loan and Lease Losses. The allowance is maintained through the provision for loan losses, which is a charge against earnings. Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio, including an internally administered loan "watch" list and independent loan reviews. The evaluation also takes into consideration identified credit problems, portfolio growth, management's judgment as to the impact of current economic conditions on the portfolio and the possibility of losses inherent in the loan portfolio that are not specifically identified.

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

At March 31, 2020, the allowance for loan losses was $99,454,000, an increase of $19,170,000 from December 31, 2019 and an increase of $18,552,000 from March 31, 2019. As a percent of loans, the allowance was 1.15 percent at March 31, 2020 compared to 0.95 percent at December 31, 2019 and 1.11 percent at March 31, 2019. The increase in the allowance as a percentage of loans was primarily due to an increase in the qualitative factor for economic conditions to account for the impending impact of the COVID-19 pandemic. The government actions taken to reduce the spread of the virus have significantly impacted the state and local economies in which we operate.  Shelter in place orders have put limitations on the operations of our commercial customers which will impact their ability to make contractual loan payments.
See discussion of the impact of the COVID-19 pandemic in the “COVID-19, THE CARES ACT AND RELATED REGULATORY ACTIONS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The provision for loan losses for the three months ended March 31, 2020 was $19,752,000. Comparatively, the provision for loan losses for the three months ended March 31, 2019 was $1,200,000. Specific reserves on impaired loans decreased $73,000 from $689,000 at December 31, 2019, to $616,000 at March 31, 2020.

Net charge-offs totaling $582,000 were recognized for the three months ended March 31, 2020. Comparatively, the same period in 2019 had net charge-offs of $850,000. For the three months ended March 31, 2020, there were no individual charge-offs or recoveries greater than $500,000. While the same period in 2019 had one individual charge-off totaling $1,068,000 but no recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2020 and 2019 are reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
Net charge-offs (Recoveries):
Commercial and industrial loans	$129	$(123)
Agricultural production financing and other loans to farmers	43	19
Real estate loans:
Construction	(37)	957
Commercial and farmland	102	(13)
Residential	(7)	80
Home equity	145	(41)
Individuals' loans for household and other personal expenditures	207	43
Public finance and other commercial loans	—	(72)
Total net charge-offs	$582	$850

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.8 billion at March 31, 2020, an increase of $25.8 million, or 1.4 percent, from December 31, 2019.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $8.7 million at March 31, 2020. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At March 31, 2020, total borrowings from the FHLB were $481.0 million The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2020 was $611.3 million.

The required payments related to operating leases and borrowings at March 31, 2020 are as follows:

(Dollars in Thousands)	Remaining 2020	2021	2022	2023	2024	2025 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$2,537	$3,179	$3,057	$2,663	$2,591	$10,199	$—	$24,226
Federal funds purchased	47,000	—	—	—	—	—	—	47,000
Securities sold under repurchase agreements	183,317	—	—	—	—	—	—	183,317
Federal Home Loan Bank advances	101,360	55,097	75,097	115,097	97	134,247	—	480,995
Subordinated debentures and term loans	—	—	—	—	—	132,322	(3,581)	128,741
Total	$334,214	$58,276	$78,154	$117,760	$2,688	$276,768	$(3,581)	$864,279

On March 16, 2020, the Corporation partially redeemed $10.0 million of subordinated debentures, of which all debentures were held by First Merchants Capital Trust II (“FMC Trust”). As a result, FMC Trust used the proceeds from such partial redemption to concurrently redeem a like amount of its capital securities with an aggregate redemption price of $10.0 million. Debentures issued by the Corporation in the principal amount of $41.7 million remain outstanding with a maturity date of September 15, 2037.

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

Summarized credit-related financial instruments at March 31, 2020 are as follows:

(Dollars in Thousands)	March 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$2,900,955
Standby and commercial letters of credit	29,840
$2,930,795

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2020, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2020, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many drivers are at or near historical lows due to the FOMC's rate reductions in March 2020 in response to COVID-19. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	March 31, 2020
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(6)
Three-year CMT	200	(1)
Five-year CMT	200	—
CD's	200	(24)
FHLB advances	200	(19)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2020
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$339,784	$365,639	$332,342
Variance from base		$25,854	$(7,442)
Percent of change from base		7.6%	(2.2)%

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

	December 31, 2019
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	(100)
Federal funds	200	(100)
One-year CMT	200	(100)
Three-year CMT	200	(100)
Five-year CMT	200	(100)
CD's	200	(24)
FHLB advances	200	(89)

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

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2020 and December 31, 2019. Earning assets increased by $260.1 million during the three months ended March 31, 2020.

Interest-bearing time deposits and investment securities increased $14.7 million and $101.9 million, respectively, since December 31, 2019 primarily as a result of excess liquidity generated from deposit growth and additional wholesale funding during the same period. Also contributing to the increase in investment securities was a $33.9 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to March 31, 2020 is primarily due to interest rate declines during the quarter as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio.

Loans and loans held for sale increased $143.5 million from December 31, 2019. The largest loan segments that experienced increases were commercial and farmland real estate, commercial and industrial and public finance and other commercial loans. The largest loan segments that experienced decreases were construction, residential and home equity real estate loans. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	March 31, 2020	December 31, 2019
Interest-bearing time deposits	$132,944	$118,263
Investment securities available for sale	1,815,755	1,790,025
Investment securities held to maturity	882,179	806,038
Loans held for sale	5,039	9,037
Loans	8,606,849	8,459,310
Federal Home Loan Bank stock	28,736	28,736
Total	$11,471,502	$11,211,409

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

ITEM 1A.  RISK FACTORS

Except for the additional risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted the Corporation’s business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) as a global pandemic. Also in March 2020, the President of the Unites States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted. Furthermore, the pandemic has caused, and could continue to influence, the recognition of credit losses in the Corporation’s loan portfolios and increases in the Corporation’s allowance for credit losses as our customers are negatively impacted by the economic downturn. In addition, governmental actions have resulted in decreased interest rates and yields, which may lead to decreases in the Corporation’s net interest income and non-interest income.

The spread of COVID-19 has caused the Corporation to modify is business practices (including developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Furthermore, the Corporation’s business operations have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

The extent to which the coronavirus outbreak impacts the Corporation’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. While we do not yet know the full extent of the COVID-19 impact, the negative effects on the Corporation’s business, results of operations and financial condition could be material.

As a participating lender in the Small Business Administration’s Paycheck Protection Program (the “PPP” or “program”), the Corporation and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the CARES Act was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses, eligible nonprofits and certain others can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Under the terms of the program, loans are to be fully guaranteed by the SBA. The Bank is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Corporation to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the program and the related new legislation was enacted on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the program. The Corporation and the Bank may be exposed to the risk of litigation, from both customers and non-customers that have approached the Bank in connection with PPP loans and its policies and procedures used in processing applications for the program. If any such litigation is filed against the Corporation or the Bank and is not resolved in a manner favorable to the Corporation or the Bank, it may result in significant financial liability or adversely affect the Corporation’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the program. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Corporation, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (i)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (ii)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January, 2020	518,610	$40.56	518,610	1,965,374
February, 2020	219,883	$38.89	219,883	1,745,491
March, 2020	895,944	$29.38	895,944	—
Total	1,634,437	$34.21	1,634,437

(i) The shares repurchased were pursuant to the Corporation's share repurchase program described in note (ii) below. There were no shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

(ii) On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $75.0 million. The program did not have an expiration date. However, it could have been discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total 2,150,453 of its shares of common stock, reaching the maximum total investment of $75.0 million under the program.

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

First Merchants Corporation
(Registrant)

May 8, 2020	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)