Form 10-Q
period 2020-06-30
FIRST MERCHANTS CORP
filed 2020-08-07
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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

As of August 4, 2020, there were 54,124,467 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CET1	Common Equity Tier 1
CMT	Constant Maturity Treasury
Corporation	First Merchants Corporation
COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
Economic Impact Payments	Economic stimulus payments of up to $1,200 per adult and $500 per child, subject to eligibility requirements and certain limitations, as established under the CARES Act and distributed by the IRS.
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
PPPL Facility	Paycheck Protection Program Liquidity Facility, which was established by the Federal Reserve.
RSA	Restricted Stock Awards
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$229,759	$177,201
Interest-bearing time deposits	380,021	118,263
Investment securities available for sale	1,890,593	1,790,025
Investment securities held to maturity (fair value of $941,426 and $827,566)	898,786	806,038
Loans held for sale	901	9,037
Loans, net of allowance for loan losses of $121,119 and $80,284	9,177,422	8,379,026
Premises and equipment	112,548	113,055
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	57,063	48,901
Goodwill	543,918	543,918
Other intangibles	31,937	34,962
Cash surrender value of life insurance	290,715	288,206
Other real estate owned	7,367	7,527
Tax asset, deferred and receivable	13,126	12,165
Other assets	156,486	100,194
TOTAL ASSETS	$13,819,378	$12,457,254
LIABILITIES
Deposits:
Noninterest-bearing	$2,260,351	$1,736,396
Interest-bearing	8,705,637	8,103,560
Total Deposits	10,965,988	9,839,956
Borrowings:
Federal funds purchased	—	55,000
Securities sold under repurchase agreements	181,150	187,946
Federal Home Loan Bank advances	400,817	351,072
Subordinated debentures and other borrowings	285,197	138,685
Total Borrowings	867,164	732,703
Interest payable	5,587	6,754
Other liabilities	171,544	91,404
Total Liabilities	12,010,283	10,670,817
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,795,500 and 55,368,482 shares	6,724	6,921
Additional paid-in capital	1,002,962	1,054,997
Retained earnings	735,439	696,520
Accumulated other comprehensive income	63,845	27,874
Total Stockholders' Equity	1,809,095	1,786,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,819,378	$12,457,254

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans receivable:
Taxable	$87,312	$92,824	$183,964	$183,305
Tax exempt	5,359	4,244	10,674	8,397
Investment securities:
Taxable	6,147	6,998	13,778	13,093
Tax exempt	10,019	7,454	19,354	14,325
Deposits with financial institutions	134	784	709	1,659
Federal Home Loan Bank stock	281	335	580	673
Total Interest Income	109,252	112,639	229,059	221,452
INTEREST EXPENSE
Deposits	12,707	23,087	34,455	42,681
Federal funds purchased	2	117	113	210
Securities sold under repurchase agreements	92	342	444	672
Federal Home Loan Bank advances	1,794	1,692	3,568	3,506
Subordinated debentures and other borrowings	1,639	2,123	3,584	4,239
Total Interest Expense	16,234	27,361	42,164	51,308
NET INTEREST INCOME	93,018	85,278	186,895	170,144
Provision for loan losses	21,895	500	41,647	1,700
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	71,123	84,778	145,248	168,444
OTHER INCOME
Service charges on deposit accounts	4,312	5,437	10,282	10,532
Fiduciary and wealth management fees	5,601	3,931	11,586	7,749
Card payment fees	6,097	4,829	12,004	9,655
Net gains and fees on sales of loans	3,674	1,736	7,037	3,031
Derivative hedge fees	1,042	1,487	2,981	2,268
Other customer fees	333	341	731	780
Increase in cash surrender value of life insurance	1,231	927	2,591	1,916
Gains on life insurance benefits	95	19	95	19
Net realized gains on sales of available for sale securities	3,068	1,843	7,680	2,983
Other income	1,028	1,064	1,293	1,394
Total Other Income	26,481	21,614	56,280	40,327
OTHER EXPENSES
Salaries and employee benefits	35,698	32,709	74,941	65,737
Net occupancy	5,447	4,469	11,248	9,496
Equipment	4,489	4,117	8,833	7,759
Marketing	2,092	2,752	3,535	3,826
Outside data processing fees	2,618	3,929	6,817	7,613
Printing and office supplies	279	334	666	649
Intangible asset amortization	1,511	1,520	3,025	3,048
FDIC assessments	1,472	678	2,995	1,385
Other real estate owned and foreclosure expenses	684	903	1,189	2,068
Professional and other outside services	1,553	2,376	3,811	4,260
Other expenses	4,146	3,800	9,100	8,367
Total Other Expenses	59,989	57,587	126,160	114,208
INCOME BEFORE INCOME TAX	37,615	48,805	75,368	94,563
Income tax expense	4,623	7,749	8,113	14,690
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$32,992	$41,056	$67,255	$79,873
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.62	$0.83	$1.24	$1.62
Diluted Net Income Available to Common Stockholders	$0.62	$0.83	$1.24	$1.61
Cash Dividends Paid	$0.26	$0.26	$0.52	$0.48
Average Diluted Shares Outstanding (in thousands)	53,943	49,550	54,430	49,545

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$32,992	$41,056	$67,255	$79,873
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $3,335, $4,822, $11,406, and $10,402	12,545	18,140	42,909	39,130
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $31, $148, $306, and $230	(114)	(553)	(1,153)	(862)
Reclassification adjustment for net gains included in net income, net of tax of $595, $369, $1,538, and $596	(2,242)	(1,390)	(5,785)	(2,244)
Total other comprehensive income, net of tax	10,189	16,197	35,971	36,024
Comprehensive income	$43,181	$57,253	$103,226	$115,897

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, March 31, 2020	125	$125	53,754,137	$6,719	$1,000,942	$716,518	$53,656	$1,777,960
Comprehensive income:
Net income	—	—	—	—	—	32,992	—	32,992
Other comprehensive income, net of tax	—	—	—	—	—	—	10,189	10,189
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(14,071)	—	(14,071)
Share-based compensation	—	—	5,259	1	1,212	—	—	1,213
Stock issued under employee benefit plans	—	—	11,511	1	308	—	—	309
Stock issued under dividend reinvestment and stock purchase plan	—	—	15,897	2	433	—	—	435
Stock options exercised	—	—	9,000	1	75	—	—	76
Restricted shares withheld for taxes	—	—	(304)	—	(8)	—	—	(8)
Balances, June 30, 2020	125	$125	53,795,500	$6,724	$1,002,962	$735,439	$63,845	$1,809,095

	Three Months Ended June 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2019	125	$125	49,428,468	$6,179	$839,919	$611,220	$(1,595)	$1,455,848
Comprehensive income:
Net income	—	—	—	—	—	41,056	—	41,056
Other comprehensive income, net of tax	—	—	—	—	—	—	16,197	16,197
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(12,914)	—	(12,914)
Share-based compensation	—	—	4,978	1	843	—	—	844
Stock issued under employee benefit plans	—	—	5,908	—	188	—	—	188
Stock issued under dividend reinvestment and stock purchase plan	—	—	10,178	1	368	—	—	369
Stock options exercised	—	—	7,500	1	64	—	—	65
Restricted shares withheld for taxes	—	—	(438)	—	(17)	—	—	(17)
Balances, June 30, 2019	125	$125	49,456,594	$6,182	$841,365	$639,362	$14,602	$1,501,636

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income:
Net income	—	—	—	—	—	67,255	—	67,255
Other comprehensive income, net of tax	—	—	—	—	—	—	35,971	35,971
Cash dividends on common stock ($.52 per share)	—	—	—	—	—	(28,336)	—	(28,336)
Repurchases of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	8,591	1	2,432	—	—	2,433
Stock issued under employee benefit plans	—	—	11,511	1	308	—	—	309
Stock issued under dividend reinvestment and stock purchase plan	—	—	31,607	4	859	—	—	863
Stock options exercised	—	—	10,050	1	82	—	—	83
Restricted shares withheld for taxes	—	—	(304)	—	(8)	—	—	(8)
Balances, June 30, 2020	125	$125	53,795,500	$6,724	$1,002,962	$735,439	$63,845	$1,809,095

	Six Months Ended June 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income:
Net income	—	—	—	—	—	79,873	—	79,873
Other comprehensive loss, net of tax	—	—	—	—	—	—	36,024	36,024
Cash dividends on common stock ($.48 per share)	—	—	—	—	—	(23,847)	—	(23,847)
Share-based compensation	—	—	108,638	14	1,811	—	—	1,825
Stock issued under employee benefit plans	—	—	11,247	1	361	—	—	362
Stock issued under dividend reinvestment and stock purchase plan	—	—	18,686	2	707	—	—	709
Stock options exercised	—	—	11,200	1	104	—	—	105
Restricted shares withheld or taxes	—	—	(42,977)	(5)	(1,670)	—	—	(1,675)
Balances, June 30, 2019	125	$125	49,456,594	$6,182	$841,365	$639,362	$14,602	$1,501,636

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	June 30, 2020	June 30, 2019
Cash Flow From Operating Activities:
Net income	$67,255	$79,873
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41,647	1,700
Depreciation and amortization	5,435	4,379
Change in deferred taxes	(18,509)	(398)
Share-based compensation	2,433	1,825
Loans originated for sale	(322,288)	(183,498)
Proceeds from sales of loans held for sale	336,583	184,667
Gains on sales of loans held for sale	(6,159)	(2,245)
Gains on sales of securities available for sale	(7,680)	(2,983)
Increase in cash surrender of life insurance	(2,591)	(1,916)
Gains on life insurance benefits	(95)	(19)
Change in interest receivable	(8,162)	(4,269)
Change in interest payable	(1,167)	1,133
Other adjustments	28,006	4,759
Net cash provided by operating activities	114,708	83,008
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(261,758)	(92,651)
Purchases of:
Securities available for sale	(341,116)	(306,291)
Securities held to maturity	(221,711)	(238,559)
Proceeds from sales of securities available for sale	167,390	82,052
Proceeds from maturities of:
Securities available for sale	135,398	53,910
Securities held to maturity	127,380	35,185
Net change in loans	(840,804)	(288,195)
Proceeds from the sale of other real estate owned	592	827
Proceeds from life insurance benefits	177	633
Other adjustments	(5,190)	(3,691)
Net cash used in investing activities	(1,239,642)	(756,780)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	1,419,771	400,314
Certificates of deposit and other time deposits	(293,739)	164,421
Borrowings	467,056	533,010
Repayment of borrowings	(332,595)	(410,689)
Cash dividends on common stock	(28,336)	(23,847)
Stock issued under employee benefit plans	309	362
Stock issued under dividend reinvestment and stock purchase plans	863	709
Stock options exercised	83	105
Restricted shares withheld for taxes	(8)	(1,675)
Repurchase of common stock	(55,912)	—
Net cash provided by financing activities	1,177,492	662,710
Net Change in Cash and Cash Equivalents	52,558	(11,062)
Cash and Cash Equivalents, January 1	177,201	139,247
Cash and Cash Equivalents, June 30	$229,759	$128,185
Additional cash flow information:
Interest paid	$43,331	$50,175
Income tax paid (refunded)	(300)	11,499
Loans transferred to other real estate owned	761	314
Fixed assets transferred to other real estate owned	262	965
Non-cash investing activities using trade date accounting	13,115	40,618
ROU assets obtained in exchange for new operating lease liabilities	1,398	23,384

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2019, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair value of financial instruments. The uncertainties related to the coronavirus disease 2019 ("COVID-19") could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the shelter in place mandates in effect early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, decreased significantly. Most states have reopened, albeit under limited capacities and under other social distancing restrictions; however, commercial activity has not returned to the levels existing prior to the outbreak of the pandemic. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amendments were applied on a prospective basis. The Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, January 1, 2020 and assessed the recent economic impact and market conditions from the COVID-19 pandemic. Based upon factors considered in the assessment and the general uncertainty as to the full extent of the COVID-19 pandemic and its effect on economic recovery, the Corporation has determined that it is not more likely than not that the fair value of the Corporation is less than the carrying value. Therefore, the Corporation concluded goodwill was not impaired at June 30, 2020, the details of which are included in NOTE 6. GOODWILL of these Notes to Consolidated Condensed Financial Statements.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. During the six months ended June 30, 2020, modifications were completed on loans having a total aggregate balance of approximately $1.1 billion, or 12.1 percent of the loan portfolio. Details of the modifications are included in NOTE 4. LOANS AND ALLOWANCE of these Notes to Consolidated Condensed Financial Statements.

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

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation has elected to delay implementation of ASU No. 2016-13, which would have become effective for the Corporation as of January 1, 2020. As discussed above, ASU No. 2016-13 provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its second quarter 2020 financial statements have been prepared under the existing incurred loss model. The temporary relief applicable to the Corporation’s compliance with CECL ends on the earlier of: (1) the termination date of the national emergency concerning the COVID-19 outbreak, declared by the President of the United States on March 13, 2020, under the National Emergencies Act; or (2) December 31, 2020.

The Corporation has developed models that satisfy the requirements of the new standard which will be governed by a system of internal controls and a cross-functional working group consisting of accounting, finance, and credit administration personnel. The loan portfolio was pooled into ten loan segments with similar risk characteristics for which the probability of default/loss given default methodology will be applied. The Corporation intends to utilize a one-year economic forecast period then revert to historical macroeconomic levels for the remaining life of the portfolio. A baseline macroeconomic scenario, along with other scenarios, will be used to develop a range of estimated credit losses for which to determine the best estimate within.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation will record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet as of the beginning of the adoption period. If adopted with retrospective measurement to January 1, 2020, the allowance will increase by 55-65 percent from December 31, 2019 because it will cover expected credit losses over the life of the loan portfolio, which approximates four years, and it includes all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which is estimated to be approximately $18 million.

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

NOTE 3

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2020
U.S. Treasury	$598	$2	$—	$600
U.S. Government-sponsored agency securities	2,385	68	—	2,453
State and municipal	1,026,917	67,439	138	1,094,218
U.S. Government-sponsored mortgage-backed securities	761,391	28,870	27	790,234
Corporate obligations	3,031	57	—	3,088
Total available for sale	1,794,322	96,436	165	1,890,593
Held to maturity at June 30, 2020
U.S. Government-sponsored agency securities	10,100	3	—	10,103
State and municipal	374,214	23,779	43	397,950
U.S. Government-sponsored mortgage-backed securities	512,972	18,932	31	531,873
Foreign investment	1,500	—	—	1,500
Total held to maturity	898,786	42,714	74	941,426
Total Investment Securities	$2,693,108	$139,150	$239	$2,832,019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2019
U.S. Government-sponsored agency securities	$38,529	$346	$—	$38,875
State and municipal	859,511	41,092	807	899,796
U.S. Government-sponsored mortgage-backed securities	842,349	10,378	1,404	851,323
Corporate obligations	31	—	—	31
Total available for sale	1,740,420	51,816	2,211	1,790,025
Held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	15,619	1	37	15,583
State and municipal	354,115	15,151	107	369,159
U.S. Government-sponsored mortgage-backed securities	434,804	6,921	401	441,324
Foreign investment	1,500	—	—	1,500
Total held to maturity	806,038	22,073	545	827,566
Total Investment Securities	$2,546,458	$73,889	$2,756	$2,617,591

The increase in unrealized gains from December 31, 2019 to June 30, 2020 is primarily due to interest rate declines.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities in the portfolio.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities at June 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30,2020:
Due in one year or less	$1,947	$1,961	$12,191	$12,217
Due after one through five years	4,589	4,718	23,639	24,224
Due after five through ten years	49,425	52,485	95,694	101,354
Due after ten years	976,970	1,041,195	254,290	271,758
	1,032,931	1,100,359	385,814	409,553
U.S. Government-sponsored mortgage-backed securities	761,391	790,234	512,972	531,873
Total Investment Securities	$1,794,322	$1,890,593	$898,786	$941,426

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2019
Due in one year or less	$1,134	$1,136	$9,920	$10,105
Due after one through five years	5,031	5,141	45,197	45,654
Due after five through ten years	74,745	76,920	84,153	88,844
Due after ten years	817,161	855,505	231,964	241,639
	898,071	938,702	371,234	386,242
U.S. Government-sponsored mortgage-backed securities	842,349	851,323	434,804	441,324
Total Investment Securities	$1,740,420	$1,790,025	$806,038	$827,566

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $1,100,278,000 at June 30, 2020, and $503,427,000 at December 31, 2019. In order to facilitate the funding of PPP loans, the Bank pledged securities to the Discount Window at the Federal Reserve Bank resulting in the increase in pledged securities at June 30, 2020 compared to December 31, 2019.

The book value of securities sold under agreements to repurchase amounted to $171,346,000 at June 30, 2020, and $182,856,000 at December 31, 2019.

Gross gains on the sales and redemptions of available for sale securities for the three and six months ended June 30, 2020 and 2019 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and Redemptions of Available for Sale Securities:
Gross gains	$3,068	$1,843	$7,680	$2,983
Gross losses	—	—	—	—

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2020, and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at June 30, 2020
State and municipal	$23,745	$138	$—	$—	$23,745	$138
U.S. Government-sponsored mortgage-backed securities	15,239	27	—	—	15,239	27
Total Temporarily Impaired Available for Sale Securities	38,984	165	—	—	38,984	165
Temporarily Impaired Held to Maturity Securities at June 30,2020
State and municipal	2,633	43	—	—	2,633	43
U.S. Government-sponsored mortgage-backed securities	10,198	31	—	—	10,198	31
Total Temporarily Impaired Held to Maturity Securities	12,831	74	—	—	12,831	74
Total Temporarily Impaired Investment Securities	$51,815	$239	$—	$—	$51,815	$239

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

	June 30, 2020	December 31, 2019
Investments reported at less than historical cost:
Historical cost	$52,054	$398,172
Fair value	51,815	395,416
Gross unrealized losses	$239	$2,756
Percent of the Corporation's investment portfolio	1.9%	15.2%

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at June 30, 2020.

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

State and Municipal Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2020. The state and municipal securities portfolio contains unrealized losses of $138,000 on thirteen securities and $43,000 on two securities in the available for sale and held to maturity portfolios, respectively. At June 30, 2020, the Corporation had little to no exposure to municipal bonds related to entertainment receipts, student housing, parking facilities, airports, nursing homes or public transit.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2020. The mortgage-backed securities portfolio contains unrealized losses of $27,000 on one security in the available for sale portfolio and $31,000 on three securities in the held to maturity portfolio. All these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. The slowing of prepayments and the forbearance programs resulting from the financial impacts of COVID-19 could increase bond duration and potentially improve market values on these securities.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

Loans are stated at the amount of unpaid principal, reduced by deferred income (net of costs). Interest on loans is recognized using the simple interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of June 30, 2020, and December 31, 2019, were $901,000 and $9,037,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2020	December 31, 2019
Commercial and industrial loans	$2,898,329	$2,109,879
Agricultural production financing and other loans to farmers	93,838	93,861
Real estate loans:
Construction	640,560	787,568
Commercial and farmland	3,239,998	3,052,698
Residential	1,145,187	1,143,217
Home equity	532,314	588,984
Individuals' loans for household and other personal expenditures	123,611	135,989
Public finance and other commercial loans	624,704	547,114
Loans	9,298,541	8,459,310
Allowance for loan losses	(121,119)	(80,284)
Net Loans	$9,177,422	$8,379,026

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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the Flexibility Act), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The Bank has actively participated in assisting its customers with applications for resources through the program. PPP loans earn interest at a fixed rate of 1 percent and primarily have a two year term. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. As of June 30, 2020, the Bank had funded over 5,000 PPP loans representing $882.9 million, which is net of deferred processing fees and costs of $24.6 million, and is primarily included in the commercial and industrial loan class. Under the terms of the PPP, the loans are fully guaranteed by the U.S. government. The Bank borrowed from the Paycheck Protection Program Liquidity Facility ("PPPL Facility") to supplement liquidity to fund the PPP loans. The outstanding balance of the PPPL Facility borrowings at June 30, 2020 was $166.9 million. Details of the borrowings from the PPPL Facility are included in the "LIQUIDITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q.

Allowance, Credit Quality and Loan Portfolio

The original implementation date of the Current Expected Credit Loss (CECL) model for calculating the Allowance for Credit Losses guided by FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments was January 1, 2020. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13. As discussed below, ASU No. 2016-13, provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its 2020 financial statements have been prepared under the existing incurred loss model. The temporary relief applicable to the Corporation’s compliance with CECL ends on the earlier of: (1) the termination date of the national emergency concerning the COVID-19 outbreak, declared by the President of the United States on March 13, 2020, under the National Emergencies Act; or (2) December 31, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at June 30, 2020. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, March 31, 2020	$38,431	$37,907	$5,752	$17,364	$99,454
Provision for losses	6,240	8,945	2,783	3,927	21,895
Recoveries on loans	106	107	56	48	317
Loans charged off	(99)	(41)	(146)	(261)	(547)
Balances, June 30, 2020	$44,678	$46,918	$8,445	$21,078	$121,119

	Six Months Ended June 30, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2019	$32,902	$28,778	$4,035	$14,569	$80,284
Provision for losses	11,941	18,139	4,707	6,860	41,647
Recoveries on loans	549	225	98	118	990
Loans charged off	(714)	(224)	(395)	(469)	(1,802)
Balances, June 30, 2020	$44,678	$46,918	$8,445	$21,078	$121,119

	Three Months Ended June 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, March 31, 2019	$33,069	$29,434	$4,026	$14,373	$80,902
Provision for losses	100	320	36	44	500
Recoveries on loans	344	778	100	212	1,434
Loans charged off	(311)	(1,001)	(92)	(158)	(1,562)
Balances, June 30, 2019	$33,202	$29,531	$4,070	$14,471	$81,274

	Six Months Ended June 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	336	1,089	141	134	1,700
Recoveries on loans	886	1,023	218	312	2,439
Loans charged off	(677)	(2,190)	(253)	(297)	(3,417)
Balances, June 30, 2019	$33,202	$29,531	$4,070	$14,471	$81,274

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated.

	June 30, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$7,466	$4,943	$—	$590	$12,999
Collectively evaluated for impairment	37,212	41,975	8,445	20,488	108,120
Total Allowance for Loan Losses	$44,678	$46,918	$8,445	$21,078	$121,119
Loan Balances:
Individually evaluated for impairment	$15,312	$26,512	$3	$3,453	$45,280
Collectively evaluated for impairment	3,600,395	3,847,884	123,608	1,673,093	9,244,980
Loans acquired with deteriorated credit quality	1,164	6,162	—	955	8,281
Loans	$3,616,871	$3,880,558	$123,611	$1,677,501	$9,298,541

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

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10. This includes loans acquired with deteriorated credit quality totaling $3,783,000 with $192,000 of related allowance for loan losses at June 30, 2020 and $2,819,000 with $124,000 related allowance for loan losses at December 31, 2019.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	June 30, 2020	December 31, 2019
Commercial and industrial loans	$16,354	$1,255
Agriculture production financing and other loans to farmers	—	183
Real estate loans:
Construction	119	977
Commercial and farmland	25,405	7,007
Residential	5,773	5,062
Home equity	2,376	1,421
Individuals' loans for household and other personal expenditures	75	44
Total	$50,102	$15,949

Non-accrual loans increased $34.2 million from December 31, 2019, primarily due to three relationships that were moved to non-accrual during the second quarter of 2020. Two relationships totaling $17.0 million are in the senior living sector. The third relationship totaling $14.4 million is in the university logo apparel sports industry.

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

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$5,024	$5,008	$—
Real estate Loans:
Commercial and farmland	9,675	7,602	—
Residential	75	59	—
Individuals' loans for household and other personal expenditures	3	3	—
Total	$14,777	$12,672	$—
Impaired loans with related allowance:
Commercial and industrial loans	$10,342	$10,304	$7,466
Real estate Loans:
Commercial and farmland	19,650	18,910	4,943
Residential	3,134	3,009	520
Home equity	401	385	70
Total	$33,527	$32,608	$12,999
Total Impaired Loans	$48,304	$45,280	$12,999

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$320	$320	$—
Agriculture production financing and other loans to farmers	299	137	—
Real estate Loans:
Construction	1,206	970	—
Commercial and farmland	8,037	5,849	—
Residential	93	76	—
Total	$9,955	$7,352	$—
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	$2,648	$1,909	$231
Residential	2,070	2,044	383
Home equity	417	400	75
Individuals' loans for household and other personal expenditures	4	4	—
Total	$5,139	$4,357	$689
Total Impaired Loans	$15,094	$11,709	$689

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$5,008	$—	$5,008	$—
Real estate Loans:
Commercial and farmland	7,637	37	7,910	75
Residential	59	1	59	2
Individuals' loans for household and other personal expenditures	3	—	3	—
Total	$12,707	$38	$12,980	$77
Impaired loans with related allowance:
Commercial and industrial loans	$10,304	$—	$10,304	$—
Real estate Loans:
Commercial and farmland	18,910	—	19,156	—
Residential	3,020	19	3,032	38
Home equity	387	3	390	6
Total	$32,621	$22	$32,882	$44
Total Impaired Loans	$45,328	$60	$45,862	$121

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,013	$—	$1,021	$—
Agriculture production financing and other loans to farmers	668	—	672	—
Real estate Loans:
Construction	7,314	—	7,792	—
Commercial and farmland	7,998	39	8,187	78
Residential	38	1	38	2
Home equity	49	—	49	—
Public finance and other commercial loans	353	—	353	—
Total	$17,433	$40	$18,112	$80
Impaired loans with related allowance:
Commercial and industrial loans	$940	$—	$940	$—
Agriculture production financing and other loans to farmers	2,117	—	2,134	—
Real estate Loans:
Commercial and farmland	157	—	164	—
Residential	2,021	16	2,029	32
Home equity	351	3	352	6
Individuals' loans for household and other personal expenditures	14	—	15	—
Total	$5,600	$19	$5,634	$38
Total Impaired Loans	$23,033	$59	$23,746	$118

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

	June 30, 2020
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$2,722,071	$87,069	$89,189	$—	$—	$—	$—	$2,898,329
Agriculture production financing and other loans to farmers	78,645	6,082	9,111	—	—	—	—	93,838
Real estate Loans:
Construction	590,889	791	20,229	—	—	28,536	115	640,560
Commercial and farmland	3,035,363	103,921	99,330	—	—	1,384	—	3,239,998
Residential	189,053	1,637	6,684	—	—	943,222	4,591	1,145,187
Home equity	20,214	—	1,342	—	—	508,457	2,301	532,314
Individuals' loans for household and other personal expenditures	—	—	—	—	—	123,524	87	123,611
Public finance and other commercial loans	624,655	49	—	—	—	—	—	624,704
Loans	$7,260,890	$199,549	$225,885	$—	$—	$1,605,123	$7,094	$9,298,541

	December 31, 2019
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,956,985	$81,179	$71,715	$—	$—	$—	$—	$2,109,879
Agriculture production financing and other loans to farmers	78,558	5,626	9,677	—	—	—	—	93,861
Real estate Loans:
Construction	749,249	1,613	1,634	—	—	35,072	—	787,568
Commercial and farmland	2,894,366	57,776	98,575	—	—	1,981	—	3,052,698
Residential	196,710	877	8,075	—	—	932,743	4,812	1,143,217
Home equity	24,211	257	682	—	—	562,507	1,327	588,984
Individuals' loans for household and other personal expenditures	—	—	—	—	—	135,944	45	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	—	547,114
Loans	$6,447,193	$147,328	$190,358	$—	$—	$1,668,247	$6,184	$8,459,310

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of June 30, 2020, and December 31, 2019:

	June 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,871,366	$9,435	$1,038	$136	$16,354	$26,963	$2,898,329
Agriculture production financing and other loans to farmers	92,735	1,103	—	—	—	1,103	93,838
Real estate loans:
Construction	634,706	5,235	500	—	119	5,854	640,560
Commercial and farmland	3,172,688	18,948	18,458	4,499	25,405	67,310	3,239,998
Residential	1,136,131	2,679	329	275	5,773	9,056	1,145,187
Home equity	526,096	2,110	1,673	59	2,376	6,218	532,314
Individuals' loans for household and other personal expenditures	123,126	227	171	12	75	485	123,611
Public finance and other commercial loans	624,704	—	—	—	—	—	624,704
Loans	$9,181,552	$39,737	$22,169	$4,981	$50,102	$116,989	$9,298,541

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,105,445	$3,039	$136	$4	$1,255	$4,434	$2,109,879
Agriculture production financing and other loans to farmers	93,678	—	—	—	183	183	93,861
Real estate loans:
Construction	784,961	1,630	—	—	977	2,607	787,568
Commercial and farmland	3,043,318	2,324	49	—	7,007	9,380	3,052,698
Residential	1,133,476	4,290	367	22	5,062	9,741	1,143,217
Home equity	584,023	2,960	538	42	1,421	4,961	588,984
Individuals' loans for household and other personal expenditures	135,399	440	105	1	44	590	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	547,114
Loans	$8,427,414	$14,683	$1,195	$69	$15,949	$31,896	$8,459,310

As shown in the tables above, the level of loan delinquencies increased in the 30-59, 60-89 and 90 days or more past due categories during the first six months of 2020. Four relationships totaling $28.6 million, which matured in May 2020 and were in the process of renewal at June 30, 2020, were included in the $25.1 million increase in the 30-59 days past due. Three real estate secured loans, totaling $17.8 million, accounted for 69 percent of the increase in the 60-89 days and 90 days or more past due categories. These loans were either well secured, in the process of collection, or under review for a deferral.

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
On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, typically 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Under the applicable guidance, none of these loans were considered troubled debt restructures at June 30, 2020. Details of the Corporation's modifications are included in the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures at the time of modification that occurred during the periods indicated:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$654	$654	3	$654	$654	3
Real estate loans:
Commercial and farmland	565	565	2	565	565	2
Residential	300	337	6	300	337	6
Total	$1,519	$1,556	11	$1,519	$1,556	11

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$171	$164	4	$261	$254	5
Total	$171	$164	4	$261	$254	5

The following tables summarize by modification type, the recorded investment of troubled debt restructures as of June 30, 2020 and 2019, that occurred during the periods indicated:

	Three Months Ended June 30, 2020
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$652	$—	$—	$652
Real estate loans:
Commercial and farmland	565	—	—	565
Residential	—	111	223	334
Total	$1,217	$111	$223	$1,551

	Six Months Ended June 30, 2020
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$652	$—	$—	$652
Real estate loans:
Commercial and farmland	565	—	—	565
Residential	—	111	223	334
Total	$1,217	$111	$223	$1,551

	Three Months Ended June 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$—	$164	$164
Total	$—	$—	$164	$164

	Six Months Ended June 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$89	$164	$253
Total	$—	$89	$164	$253

Commercial and industrial loans made up 42 percent of the post-modification balance of troubled debt restructured loans made in the three and six months ended June 30, 2020. Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three and six months ended June 30, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures that occurred during the twelve months ended June 30, 2020 and 2019, that subsequently defaulted during the period indicated and remained in default at period end. A loan is considered in default if it is 30-days or more past due.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$268	1	$268
Total	1	$268	1	$268

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$62	1	$62
Total	1	$62	1	$62

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $492,000 and $1,033,000 at June 30, 2020 and December 31, 2019, respectively.

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

The carrying amount of Purchased Credit Impaired Loans as of June 30, 2020 was $12.1 million with allowance for loan loss of $192,000. The carrying amount of Purchased Credit Impaired Loans as of December 31, 2019 was $16.1 million with $124,000 of related allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Accretable yield beginning balance	$1,926	$2,132
Additions	—	$—
Accretion	(1,033)	(1,418)
Reclassification from nonaccretable	653	839
Disposals	—	(7)
Accretable yield ending balance	$1,546	$1,546

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Accretable yield beginning balance	$2,064	$2,143
Additions	—	—
Accretion	(638)	(1,218)
Reclassification from nonaccretable	488	989
Disposals	—	—
Accretable yield ending balance	$1,914	$1,914

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

There were no loans acquired during the six months ended June 30, 2020 and 2019, for which it was probable that all contractually required payments would not be collected.

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The MBT acquisition on September, 1, 2019 resulted in $98,563,000 of goodwill, which includes a measurement period adjustment of $719,000. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2019, resulting in a goodwill balance of $543,918,000 as of June 30, 2020.

2019
Balance, January 1	$445,355
Goodwill acquired	97,844
Measurement period adjustment	719
Balance, December 31	$543,918
The Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, January 1, 2020 and has assessed the recent economic impact and market conditions from the COVID-19 pandemic. In the assessment, the Corporation considered factors such as: (a) our market capitalization; (b) observable market transactions and control premium multiples; (c) changes to the regulatory environment; and (d) the nature and amount of government support that has been and is expected to be provided in the future. Additionally, the Corporation considered the general uncertainty as to the full extent of the COVID-19 pandemic and its effect on economic recovery. The Corporation concluded that it is not more likely than not that the fair value of the Corporation is less than the carrying value; therefore, goodwill was not impaired at June 30, 2020.

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

The carrying basis and accumulated amortization of recognized core deposit intangibles are noted below.

	June 30, 2020	December 31, 2019
Gross carrying amount	$102,396	$85,869
Core deposit intangibles acquired	—	16,527
Accumulated amortization	(70,459)	(67,434)
Total core deposit intangibles	$31,937	$34,962

The core deposit intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of ten years. Intangible asset amortization expense for the three and six months ended June 30, 2020 was $1,511,000 and $3,025,000, respectively, compared to $1,520,000 and $3,048,000, respectively, for the three and six months ended June 30, 2019. Estimated future amortization expense is summarized as follows:

Amortization Expense
2020	$2,962
2021	5,429
2022	5,027
2023	4,827
2024	4,241
After 2024	9,451
$31,937

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2020 and December 31, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2020, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $20.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with two Federal Home Loan Bank advances. During the three and six months ended June 30, 2020 and 2019, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $1,046,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2020 and December 31, 2019, the notional amount of customer-facing swaps was approximately $817,463,000 and $692,287,000, respectively.  These amounts are offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2020, and December 31, 2019.

	Asset Derivatives				Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$2,547	Other Liabilities	$1,444
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$84,658	Other Assets	$27,855	Other Liabilities	$84,658	Other Liabilities	$27,855

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation's derivative asset and derivative liability relating to interest rate contracts increased $56.8 million and $57.9 million, respectively, from December 31, 2019. The increases are primarily due to a $125.2 million increase in the related outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of June 30, 2020 compared to December 31, 2019. This was primarily the result of investors seeking the safety of U.S. Treasuries as containment efforts related to the COVID-19 outbreak began to significantly reduce economic activity.

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Rate Products	$(145)	$(701)	$(1,459)	$(1,092)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2020 and 2019.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Interest rate contracts	Interest Expense	$(231)	$(84)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest rate contracts	Interest Expense	$(357)	$(143)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2020, the termination value of derivatives in a net liability position related to these agreements was $87,754,000. As of June 30, 2020, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $80,855,000. While the Corporation did not breach any of these provisions as of June 30, 2020, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation currently has no securities classified within Level 1 of the hierarchy. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. treasury securities, government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities, government-sponsored mortgage-backed securities and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements. The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2020, and December 31, 2019.

		Fair Value Measurements Using:
June 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$600	$—	$600	$—
U.S. Government-sponsored agency securities	2,453	—	2,453	—
State and municipal	1,094,218	—	1,091,753	2,465
U.S. Government-sponsored mortgage-backed securities	790,234	—	790,230	4
Corporate obligations	3,088	—	3,057	31
Interest rate swap asset	84,658	—	84,658	—
Interest rate swap liability	87,205	—	87,205	—

		Fair Value Measurements Using:
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$38,875	$—	$38,875	$—
State and municipal	899,796	—	896,938	2,858
U.S. Government-sponsored mortgage-backed securities	851,323	—	851,319	4
Corporate obligations	31	—	—	31
Interest rate swap asset	27,855	—	27,855	—
Interest rate swap liability	29,299	—	29,299	—

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2020 or December 31, 2019.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2020 and 2019.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning of the period	$2,528	$2,936	$2,892	$3,328
Included in other comprehensive income	(30)	37	(50)	80
Principal payments	2	2	(342)	(433)
Ending balance	$2,500	$2,975	$2,500	$2,975

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and six months ended June 30, 2020 and 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for June 30, 2020, and December 31, 2019.

		Fair Value Measurements Using
June 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$22,690	$—	$—	$22,690
Other real estate owned	464	—	—	464

		Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$5,653	$—	$—	$5,653
Other real estate owned	194	—	—	194

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2020 and December 31, 2019.

June 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,465	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	1.5% - 4%
			Weighted-average coupon	3.87%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$22,690	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	10%

Other real estate owned	$464	Appraisals	Discount to reflect current market conditions	0% - 72%
			Weighted-average discount of other real estate owned balance	32%

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,858	Discounted cash flow	Maturity/Call date	1 month to 15 yrs
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 5%
			Weighted-average coupon	3.92%

Corporate obligations and U.S Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$5,653	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	1%

Other real estate owned	$194	Appraisals	Discount to reflect current market conditions	0% - 37%
			Weighted-average discount of other real estate owned balance	37%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020, and December 31, 2019.

		June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$229,759	$229,759	$—	$—
Interest-bearing time deposits	380,021	380,021	—	—
Investment securities available for sale	1,890,593	—	1,888,093	2,500
Investment securities held to maturity	898,786	—	920,146	21,280
Loans held for sale	901	—	901	—
Loans	9,177,422	—	—	9,253,762
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	84,658	—	84,658	—
Interest receivable	57,063	—	57,063	—
Liabilities:
Deposits	$10,965,988	$9,566,516	$1,395,002	$—
Borrowings:
Securities sold under repurchase agreements	181,150	—	181,150	—
Federal Home Loan Bank advances	400,817	—	415,737	—
Subordinated debentures and other borrowings	285,197	—	276,306	—
Interest rate swap liability	87,205	—	87,205	—
Interest payable	5,587	—	5,587	—

		December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$177,201	$177,201	$—	$—
Interest-bearing time deposits	118,263	118,263	—	—
Investment securities available for sale	1,790,025	—	1,787,132	2,893
Investment securities held to maturity	806,038	—	799,884	27,682
Loans held for sale	9,037	—	9,037	—
Loans	8,379,026	—	—	8,335,340
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	27,855	—	27,855	—
Interest receivable	48,901	—	48,901	—
Liabilities:
Deposits	$9,839,956	$8,146,745	$1,675,202	$—
Borrowings:
Federal funds purchased	55,000	—	55,000	—
Securities sold under repurchase agreements	187,946	—	187,801	—
Federal Home Loan Bank advances	351,072	—	352,581	—
Subordinated debentures and other borrowings	138,685	—	123,571	—
Interest rate swap liability	29,299	—	29,299	—
Interest payable	6,754	—	6,754	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2020 and December 31, 2019 were:

	June 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$178,749	$750	$—	$1,651	$181,150

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$178,732	$—	$7,672	$1,542	$187,946

NOTE 11

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2020 and 2019:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income before reclassifications	42,909	(1,153)	—	41,756
Amounts reclassified from accumulated other comprehensive income	(6,067)	282	—	(5,785)
Period change	36,842	(871)	—	35,971
Balance at June 30, 2020	$75,714	$(2,012)	$(9,857)	$63,845

Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	39,130	(862)	—	38,268
Amounts reclassified from accumulated other comprehensive income	(2,357)	113	—	(2,244)
Period change	36,773	(749)	—	36,024
Balance at June 30, 2019	$30,430	$(1,308)	$(14,520)	$14,602

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2020 and 2019.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$3,068	$1,843	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(644)	(387)	Income tax expense
	$2,424	$1,456

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(231)	$(84)	Interest expense - subordinated debentures and term loans
Related income tax benefit	49	18	Income tax expense
	$(182)	$(66)

Total reclassifications for the period, net of tax	$2,242	$1,390

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$7,680	$2,983	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(1,613)	(626)	Income tax expense
	$6,067	$2,357

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(357)	$(143)	Interest expense - subordinated debentures and term loans
Related income tax benefit	75	30	Income tax expense
	$(282)	$(113)

Total reclassifications for the period, net of tax	$5,785	$2,244

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2020 was $1,214,000 and $2,433,000, respectively, compared to $844,000 and $1,825,000, respectively, for the three and six months ended June 30, 2019. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.4 percent for the six months ended June 30, 2020, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock and ESPP Options
Pre-tax compensation expense	$12	$25	$53	$36
Income tax benefit	(29)	(41)	(29)	(57)
Stock and ESPP option expense, net of income taxes	$(17)	$(16)	$24	$(21)
Restricted Stock Awards
Pre-tax compensation expense	$1,202	$819	$2,380	$1,789
Income tax benefit	(236)	(186)	(493)	(726)
Restricted stock awards expense, net of income taxes	$966	$633	$1,887	$1,063
Total Share-Based Compensation
Pre-tax compensation expense	$1,214	$844	$2,433	$1,825
Income tax benefit	(265)	(227)	(522)	(783)
Total share-based compensation expense, net of income taxes	$949	$617	$1,911	$1,042

As of June 30, 2020, unrecognized compensation expense related to RSAs was $5,595,000 and is expected to be recognized over a weighted-average period of 1.21 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2020.

Stock option activity under the Corporation's stock option plans as of June 30, 2020 and changes during the six months ended June 30, 2020, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	59,350	$13.51
Exercised	(10,050)	$8.29
Outstanding June 30, 2020	49,300	$14.57	2.32	$640,876
Vested and Expected to Vest at June 30,2020	49,300	$14.57	2.32	$640,876
Exercisable at June 30, 2020	49,300	$14.57	2.32	$640,876

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2020.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $197,000 and $308,000, respectively. Cash receipts of stock options exercised during this same period were $83,000 and $105,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2020	351,048	$40.67
Granted	14,657	$27.00
Vested	(8,591)	$40.09
Forfeited	(525)	$40.44
Unvested RSAs at June 30, 2020	356,589	$40.62

The grant date fair value of ESPP options was estimated to be approximately $12,000 at the beginning of the April 1, 2020 quarterly offering period. The ESPP options vested during the three months ending June 30, 2020, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$7,899	$10,249	$15,827	$19,858
Tax-exempt interest income	(3,199)	(2,403)	(6,221)	(4,670)
Share-based compensation	(6)	(41)	(6)	(391)
Tax-exempt earnings and gains on life insurance	(278)	(199)	(564)	(406)
Tax credits	(89)	(63)	(150)	(141)
CARES Act - NOL carryback rate differential	—	—	(1,178)	—
Other	296	206	405	440
Actual Tax Expense	$4,623	$7,749	$8,113	$14,690

Effective Tax Rate	12.3%	15.9%	10.8%	15.5%

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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$32,992	53,762,913	$0.62	$41,056	49,432,167	$0.83
Effect of potentially dilutive stock options and restricted stock awards		179,654			117,720
Diluted net income per share	$32,992	53,942,567	$0.62	$41,056	49,549,887	$0.83

	Six Months Ended June 30,
	2020			2019
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$67,255	54,247,493	$1.24	$79,873	49,400,770	$1.62
Effect of potentially dilutive stock options and restricted stock awards		182,026			144,382
Diluted net income per share	$67,255	54,429,519	$1.24	$79,873	49,545,152	$1.61

For the three and six months ended June 30, 2020 and 2019, there were no stock options with an option price greater than the average market price of the common shares.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•	fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;

•	adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;

•	the severity and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and our business, results of operations, and financial condition;

•	adverse developments in our loan and investment portfolios;

•	our participation as a lender in the PPP;

•	competitive factors in the banking industry, such as the trend towards consolidation in our market;

•	changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate bank;

•	acquisitions of other businesses by us and integration of such acquired businesses;

•	our ability to implement and comply with the Settlement Agreement and Agreed Order entered into with the United States Department of Justice ("DOJ") related to our fair lending practices;

•	changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our anticipated future results.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. The uncertainties related to COVID-19 could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

We believe there have been no significant changes during the three and six months ended June 30, 2020, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 127 banking locations in thirty Indiana, two Illinois, two Ohio and two Michigan counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As provided by the Durbin Amendment to the Dodd-Frank Act, financial institutions with more than $10 billion in assets become subject to capped interchange fees in July of the year following the year-end assessment in which the $10 billion threshold was met. As a result, the Bank was subject to these interchange fee restrictions as of July 1, 2020.

COVID-19, THE CARES ACT AND RELATED REGULATORY ACTIONS

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 ("COVID-19") constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result of the shelter in place mandates in effect early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, decreased significantly. Most states have reopened, albeit under limited capacities and under other social distancing restrictions; however, commercial activity has not returned to the levels existing prior to the outbreak of the pandemic.

The ultimate impact of COVID-19 on the Corporation will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.  It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities.  Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown.  As a result of COVID-19 and the actions taken to contain it or reduce its impact, we may experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  Our commercial and consumer customers are experiencing varying degrees of financial distress, which is expected to continue throughout the remainder of 2020, especially if positive cases continue to increase and further economic shutdowns are mandated. These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Additionally, in response to the COVID-19 pandemic, we have taken a number of actions to offer various forms of support to our customers, employees and communities that have experienced impacts from this development. The Corporation contributed approximately $1 million to non-profit organizations in our communities on the front lines of fighting the COVID-19 pandemic. In response to social distancing protocols, we have modified office locations by installing protective barriers, required the use of personal protective equipment and incurred additional cleaning and janitorial expense to disinfect banking centers and office locations.  Additionally, we have enhanced mobile and online services, such as increased mobile deposit limits, to allow more transactions to be completed outside the banking centers.  We have also provided customer alerts focused on COVID-19 scams and fraud education and prevention.

Interest Rates

On March 3, 2020, the Federal Open Market Committee ("FOMC") reduced the target federal funds rate by 50 basis points to 1.00 percent to 1.25 percent. This rate was further reduced to a target range of 0 percent to 0.25 percent on March 16, 2020. Additionally, there was a decline in one-month LIBOR from 99 basis points as of March 31, 2020 to 16 basis points on June 30, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak are likely to negatively impact the Corporation’s net interest income.

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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the Flexibility Act), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The Bank has actively participated in assisting its customers with applications for resources through the program. PPP loans earn interest at a fixed rate of 1 percent and primarily have a two-year term. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Under the terms of the PPP, the loans are fully guaranteed by the U.S. government. As of June 30, 2020, the Bank had funded over 5,000 PPP loans representing $882.9 million, which is net of deferred processing fees and costs of $24.6 million. The weighted-average deferred processing fee on PPP loans was approximately 3.28 percent and is recognized over the term of the loan. If a loan is forgiven by the SBA or paid off by the borrower prior to maturity, any unamortized portion of the fee will be recognized immediately. During the second quarter of 2020, the Corporation recognized $2.7 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans.

Main Street Business Lending Program

On April 9, 2020, the Federal Reserve announced its proposed Main Street emergency lending initiative as an additional measure to provide much-needed financial support to small and mid-sized businesses adversely impacted by the COVID-19 pandemic. The Main Street programs are intended to provide credit flows to financial institutions so that they can provide loans to eligible small and mid-sized businesses. The funds available through the Main Street programs amount to $600 billion. Under this initiative, which was modified and supplemented by the Federal Reserve on April 30, 2020, three loan facilities have been established: (i) the Main Street New Loan Facility (the “MSNLF), (ii) the Main Street Priority Loan Facility (the “MSPLF”); and (iii) the Main Street Expanded Loan Facility (the “MSELF”), each of which was authorized by the Federal Reserve under Section 13(3) of the Federal Reserve Act. All three facilities use the same eligible lender and eligible borrower criteria, and have many of the same features, including the same maturity, interest rate, deferral of principal and interest for one year, and ability of the borrower to prepay without penalty. As required by the CARES Act, Main Street loans are full-recourse to the borrower and are not forgivable. The loan types differ in amounts and other terms, including in how they interact with the eligible borrower’s existing outstanding debt. The proposed minimum loan amounts under the MSNLF and the MSPLF have been set at $250,000. The minimum loan amount under the MSELF has been set at $10 million. The maximum loan amount under all three programs is dependent upon the borrower's financial position. The Bank may participate in some or all of these programs.

Paycheck Protection Program Liquidity Facility

To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Federal Reserve authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as the Bank to fund loans guaranteed by the SBA under the PPP. The Bank has until September 30, 2020 to access funds under the PPPL Facility, unless otherwise extended by the Federal Reserve and the Department of the Treasury. The Bank borrowed from the PPPL Facility to supplement liquidity to fund the PPP loans and as of June 30, 2020 the outstanding balance of such borrowings was $166.9 million. Details of the borrowings from the PPPL Facility are included in the "LIQUIDITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Modifications and Troubled Debt Restructures

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. During the six months ended June 30, 2020, modifications were completed on loans having a total aggregate balance of approximately $1.1 billion, or 12.1 percent of the loan portfolio. Details of the modifications are included in "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Optional Delay of CECL Implementation

Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation has elected to delay implementation of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which would have become effective for the Corporation as of January 1, 2020. As discussed in NOTE 1. GENERAL of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, ASU 2016-13, provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its first and second quarter 2020 financial statements have been prepared under the existing incurred loss model. The temporary relief applicable to the Corporation’s compliance with CECL ends on the earlier of: (1) the termination date of the national emergency concerning the COVID-19 outbreak, declared by the President of the United States on March 13, 2020, under the National Emergencies Act; or (2) December 31, 2020.

Regulatory Capital

CECL Model. As part of the March 27, 2020 joint statement of federal banking regulators discussed above, an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was also announced. Banking organizations that are required under GAAP to adopt CECL during 2020 can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year transition period that federal banking regulators had already made available. While the Corporation has elected to delay implementation of ASU No. 2016-13 as described above, it expects to take advantage of the additional time permitted by this interim final rule, which will largely delay the effects of CECL on its regulatory capital through December 31, 2021. Beginning on January 1, 2022, the Corporation will be required to phase in 25 percent of the previously deferred estimated capital impact of CECL, with an additional 25 percent to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under the interim final rule, the amount of adjustments to regulatory capital that can be deferred until the phase-in period includes both the initial impact of our adoption of CECL, and 25 percent of subsequent changes in our allowance for credit losses during each quarter following implementation of CECL until December 31, 2021.

PPP Loans and PPPL Facility. On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective on April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At June 30, 2020, risk-weighted assets included $882.9 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are permitted to assign a zero percent risk weight to PPP loans pledged to the PPPL Facility for purposes of determining risk-weighted assets and risk-based capital ratios, and to exclude such pledged PPP loans from total average assets for purposes of determining the leverage ratio. At June 30, 2020, approximately $138.4 million of average PPP loans pledged to the PPPL Facility were excluded from total assets for the leverage ratio.

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported second quarter 2020 net income of $33.0 million, compared to $41.1 million during the second quarter of 2019. Diluted earnings per share for the second quarter totaled $0.62 per share, compared to $0.83 per diluted share during the same period in 2019. Year-to-date net income totaled $67.3 million, compared to $79.9 million during the same period of 2019. Diluted earnings per share for the six months ended June 30, 2020 was $1.24 per share, compared to $1.61 per share during the same period in 2019.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2020, total assets equaled $13.8 billion, an increase of $1.4 billion, or 10.9 percent, from December 31, 2019. The Corporation's total loan portfolio increased $831.1 million, or 9.8 percent from December 31, 2019. The Corporation originated approximately $882.9 million of PPP loans, which were primarily included in the commercial and industrial loan class. The largest loan segments that experienced a decrease were construction real estate and home equity loans. Additional details of the changes in the Corporation's loans and other earning assets are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest-bearing time deposits increased $261.8 million from December 31, 2019 due to excess liquidity from deposit growth and an increase in wholesale funding. Additionally, total investment securities increased $193.3 million from December 31, 2019 as a portion of the excess liquidity from deposit growth and additional wholesale funding was used to invest in the bond portfolio. Also contributing to the increase in investment securities was a $46.7 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to June 30, 2020 is primarily due to interest rate declines in 2020 as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio.

The Corporation’s allowance for loan losses totaled $121.1 million as of June 30, 2020 and equaled 1.30 percent of total loans.  The Corporation's provision expense and net charge-offs for the three months ended June 30, 2020 were $21.9 million and $230,000, respectively, compared to provision expense and net charge-offs of $500,000 and $128,000, respectively, during the same period of 2019. For the six months ended June 30, 2020, the Corporation's provision expense and net charge-offs were $41.6 million and $812,000, respectively, compared to provision expense and net charge-offs of $1.7 million and $978,000 during the same period in 2019. The increase in the allowance for loan losses and provision expense primarily reflects our view of increased credit risk related to the COVID-19 pandemic.

Non-accrual loans totaled $50.1 million, an increase of $34.2 million from December 31, 2019. The increase is primarily due to three customer relationships moving to non-accrual in the second quarter that total $31.4 million, two of which were in the senior living space and one in the university logo apparel industry. Details of the Allowance for Loan Losses and non-performing loans are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets increased $56.3 million from December 31, 2019. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts increased $56.8 million and $57.9 million, respectively, from December 31, 2019. The increases are primarily due to a $125.2 million increase in the related outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of June 30, 2020 compared to December 31, 2019. This was primarily the result of investors seeking the safety of U.S. Treasuries as containment efforts related to the COVID-19 outbreak began to significantly reduce economic activity.

As of June 30, 2020, total deposits equaled $11.0 billion, an increase of $1.1 billion from December 31, 2019. The Corporation experienced increases from December 31, 2019 in demand and savings accounts of $1.0 billion and $382.0 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $202.0 million and $91.7 million, respectively, from December 31, 2019.

Total borrowings increased $134.5 million as of June 30, 2020, compared to December 31, 2019. The Bank borrowed from the PPPL Facility to supplement liquidity to fund the PPP loans. The outstanding balance of the PPPL Facility borrowings at June 30, 2020 was $166.9 million. Additionally, Federal Home Loan Bank advances increased $49.7 million compared to December 31, 2019. Offsetting this increase, the Corporation redeemed $20.0 million of subordinated debentures. Of the redemptions, $10.0 million was for a partial redemption of debentures held by First Merchants Capital Trust II (“FMC Trust”) and the remaining $10.0 million was for a complete redemption of debentures held by Grabill Capital Trust I ("Grabill Trust"). Both FMC Trust and Grabill Trust used the proceeds from the redemptions to concurrently redeem like amounts of their capital (preferred) securities, each with an aggregate principal redemption price of $10.0 million. The common securities of FMC Trust are, and the common securities of Grabill Trust were, held by the Corporation (recorded in other assets). Subsequent to the redemption of its capital securities, Grabill Trust was dissolved.

The Corporation's other liabilities as of June 30, 2020 increased $80.1 million compared to December 31, 2019. The Corporation postponed the first two estimated corporate income tax payments in 2020 as allowed by the IRS, which resulted in an increase in the accrued federal income tax liability by $17.4 million when compared to December 31, 2019. The Corporation also accrued $13.1 million of trade date accounting related to investment securities purchases as of June 30, 2020, of which, there was no accrual at December 31, 2019. Additionally, as noted above, the derivative hedge liability increased $57.9 million from December 31, 2019.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 77 percent of revenues for the six months ended June 30, 2020. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the three and six months ended June 30, 2020, the increase in earning assets from the same periods in 2019 was primarily attributable to the September 2019 MBT acquisition, an increase in loans as a result of $882.9 million of PPP loans and excess liquidity generated from growth in deposits and wholesale funding that was used to invest in the securities portfolio. Details regarding the MBT acquisition and changes in earning assets are discussed in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the second quarter of 2020, asset yields decreased 114 basis points FTE compared to the same period in 2019. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19 and the decline in one-month LIBOR from 99 basis points as of March 31, 2020 to 16 basis points on June 30, 2020. Moreover, the addition of $883 million of PPP loans negatively impacted margin by 6 basis points. Interest costs decreased 76 basis points, contributing to a 38 basis point FTE decrease in net interest spread as compared to the same period in 2019. Interest costs have decreased as management aggressively moved deposit rates down, coupled with a decline in wholesale funding rates. Interest-bearing deposit and borrowing costs decreased from 1.32 percent and 2.79 percent, respectively, during the three months ended June 30, 2019, to 0.59 percent and 1.55 percent, respectively, during the same period in 2020. Net interest margin, on a tax equivalent basis, decreased to 3.19 percent for the second quarter of 2020 compared to 3.71 percent during the same period in 2019.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3.7 million, which accounted for 12 basis points of net interest margin in the second quarter of 2020. Comparatively, the Corporation recognized $2.2 million of accretion income for the second quarter of 2019, or 9 basis points of net interest margin.

In the six months ended June 30, 2020 asset yields decreased 84 basis points FTE compared to the same period in 2019. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19 and the decline in one-month LIBOR from 240 basis points as of June 30, 2019 to 16 basis points on June 30, 2020. Interest costs decreased 48 basis points, contributing to a 36 basis point FTE decrease in net interest spread as compared to the same period in 2019. Interest costs have decreased as management aggressively moved deposit rates down, coupled with a decline in wholesale funding rates. Interest-bearing deposit and borrowing costs decreased from 1.26 percent and 2.76 percent, respectively, during the six months ended June 30, 2019 to 0.82 percent and 1.86 percent, respectively, during the same period in 2020. Net interest margin, on a tax equivalent basis, decreased to 3.32 percent for the six months ended June 30, 2020 compared to 3.78 percent during the same period in 2019.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $7.2 million, which accounted for 12 basis points of net interest margin for the six months ended June 30, 2020. Comparatively, the Corporation recognized $4.5 million of accretion income for the six months ended June 30, 2019, or 10 basis points of net interest margin.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended June 30, 2020, and 2019.

(Dollars in Thousands)	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing time deposits	$378,489	$134	0.14%	$144,626	$784	2.17%
Federal Home Loan Bank stock	28,736	281	3.91	24,588	335	5.45
Investment Securities: (1)
Taxable	1,282,080	6,147	1.92	1,054,068	6,998	2.66
Tax-Exempt (2)	1,317,527	12,682	3.85	910,295	9,435	4.15
Total Investment Securities	2,599,607	18,829	2.90	1,964,363	16,433	3.35
Loans held for sale	12,630	131	4.15	11,430	127	4.44
Loans: (3)
Commercial	6,890,010	69,463	4.03	5,419,169	74,638	5.51
Real Estate Mortgage	887,257	10,122	4.56	766,528	8,686	4.53
Installment	724,165	7,596	4.20	677,133	9,373	5.54
Tax-Exempt (2)	666,548	6,784	4.07	511,055	5,372	4.20
Total Loans	9,180,610	94,096	4.10	7,385,315	98,196	5.32
Total Earning Assets	12,187,442	113,340	3.72%	9,518,892	115,748	4.86%
Net unrealized gain (loss) on securities available for sale	56,807			12,841
Allowance for loan losses	(106,858)			(81,691)
Cash and cash equivalents	303,491			130,987
Premises and equipment	113,528			91,563
Other assets	1,100,912			827,356
Total Assets	$13,655,322			$10,499,948
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$3,951,819	$4,186	0.42%	$2,935,925	$8,541	1.16%
Money market deposits	1,673,104	1,696	0.41	1,220,020	3,509	1.15
Savings deposits	1,521,312	596	0.16	1,164,901	2,525	0.87
Certificates and other time deposits	1,498,002	6,229	1.66	1,652,203	8,512	2.06
Total Interest-bearing Deposits	8,644,237	12,707	0.59	6,973,049	23,087	1.32
Borrowings	909,258	3,527	1.55	613,446	4,274	2.79
Total Interest-bearing Liabilities	9,553,495	16,234	0.68	7,586,495	27,361	1.44
Noninterest-bearing deposits	2,145,672			1,348,410
Other liabilities	160,646			85,789
Total Liabilities	11,859,813			9,020,694
Stockholders' Equity	1,795,509			1,479,254
Total Liabilities and Stockholders' Equity	$13,655,322	16,234		$10,499,948	27,361
Net Interest Income (FTE)		$97,106			$88,387
Net Interest Spread (FTE) (4)			3.04%			3.42%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.72%			4.86%
Interest Expense / Average Earning Assets			0.53%			1.15%
Net Interest Margin (FTE) (5)			3.19%			3.71%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2020 and 2019. These totals equal $4,088 and $3,109 for the three months ended June 30, 2020 and 2019, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing time deposits	$269,174	$709	0.53%	$145,277	$1,659	2.28%
Federal Reserve and Federal Home Loan Bank stock	28,736	580	4.04	24,588	673	5.47
Investment Securities: (1)
Taxable	1,325,313	13,778	2.08	978,654	13,093	2.68
Tax-Exempt (2)	1,263,122	24,499	3.88	869,914	18,133	4.17
Total Investment Securities	2,588,435	38,277	2.96	1,848,568	31,226	3.38
Loans held for sale	14,924	324	4.34	10,697	239	4.47
Loans: (3)
Commercial	6,562,673	146,415	4.46	5,364,884	147,394	5.49
Real Estate Mortgage	878,956	20,524	4.67	755,070	17,008	4.51
Installment	741,889	16,701	4.50	671,125	18,664	5.56
Tax-Exempt (2)	655,149	13,511	4.12	506,370	10,629	4.20
Total Loans	8,853,591	197,475	4.46	7,308,146	193,934	5.31
Total Earning Assets	11,739,936	237,041	4.04%	9,326,579	227,492	4.88%
Net unrealized gain on securities available for sale	52,732			3,963
Allowance for loan losses	(94,009)			(81,301)
Cash and cash equivalents	231,624			124,143
Premises and equipment	113,670			92,395
Other assets	1,070,327			825,426
Total Assets	$13,114,280			$10,291,205
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$3,770,530	$12,461	0.66%	$2,813,541	$15,560	1.11%
Money market deposits	1,604,474	5,479	0.68	1,179,765	6,291	1.07
Savings deposits	1,473,183	2,424	0.33	1,157,852	4,792	0.83
Certificates and other time deposits	1,582,322	14,091	1.78	1,609,130	16,038	1.99
Total Interest-bearing Deposits	8,430,509	34,455	0.82	6,760,288	42,681	1.26
Borrowings	828,721	7,709	1.86	624,192	8,627	2.76
Total Interest-bearing Liabilities	9,259,230	42,164	0.91	7,384,480	51,308	1.39
Noninterest-bearing deposits	1,907,582			1,369,832
Other liabilities	141,505			82,260
Total Liabilities	11,308,317			8,836,572
Stockholders' Equity	1,805,963			1,454,633
Total Liabilities and Stockholders' Equity	$13,114,280	42,164		$10,291,205	51,308
Net Interest Income (FTE)		$194,877			$176,184
Net Interest Spread (FTE) (4)			3.13%			3.49%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.04%			4.88%
Interest Expense / Average Earning Assets			0.72%			1.10%
Net Interest Margin (FTE) (5)			3.32%			3.78%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2)  Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2020 and 2019. These totals equal $7,982 and $6,040 for the six months ended June 30, 2020 and 2019, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $4.9 million, or 22.5 percent, in the second quarter of 2020, compared to the second quarter of 2019. The larger customer base resulting from the MBT acquisition on September 1, 2019, in addition to organic growth, resulted in an increase in customer related line items such as fiduciary and wealth management fees and card payment fees of $2.9 million in the second quarter of 2020 when compared to the same period in 2019. Additionally, the larger customer base and the low mortgage interest rate environment combined to produce an increase of $1.9 million in net gains and fees on sales of loans. Details of the Corporation's 2019 acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. Finally, net realized gains on the sales of available for sale securities increased by $1.2 million in the second quarter of 2020 when compared to the same period in 2019.

These increases were partially offset by a decrease in service charges on deposit accounts of $1.1 million in the second quarter of 2020 when compared to the same period in 2019 mainly due to higher than normal customer deposit balances as a result of stimulus funds received in response to the COVID-19 pandemic. This resulted in significantly lower non-sufficient funds and overdraft fees during the quarter ended June 30, 2020.

During the first six months of 2020, non-interest income increased $16.0 million, or 39.6 percent, compared to the same period in 2019. The MBT acquisition on September 1, 2019 resulted in an increase in customer related line items such as fiduciary and wealth management fees and card payment fees of $6.2 million. Additionally, the larger customer base and the low mortgage interest rate environment combined to produce an increase of $4.0 million in net gains and fees on sales of loans. Finally, net realized gains on the sales of available for sale securities increased by $4.7 million and derivative hedge fees increased by $713,000 in the first six months of 2020 when compared to the same period in 2019.

NON-INTEREST EXPENSE

Non-interest expense increased $2.4 million, or 4.2 percent, in the second quarter of 2020, compared to the second quarter of 2019.  The acquisition of MBT was the largest contributing factor to the increase. The larger franchise and growth in our customer base resulted in increases in most non-interest expense categories with the largest increases in salaries and employee benefits, net occupancy and equipment accounting for $4.3 million of the increase. The Corporation also incurred $1.4 million of additional expense in the second quarter of 2020 compared to the same period of 2019 related to actions taken in response to the COVID-19 pandemic which included approximately $1.0 million recorded in marketing expense for donations to non-profit organizations in our communities on the front lines of the COVID-19 pandemic efforts and approximately $400,000 in net occupancy costs in response to social distancing and cleaning protocols. Finally, FDIC assessment expense increased $794,000 in the second quarter of 2020 when compared to the same period in 2019 as a result of the the Corporation's FDIC assessment changing to the calculation applicable to banks over $10 billion in total assets.

These increases were partially offset by a decrease in outside data processing fees of $1.3 million in the second quarter of 2020 compared to the same period of 2019 mainly related to sunsetting of a debit card rewards program. Additionally, the increase in marketing expense noted above from the COVID-19 related donations was offset by the fair lending settlement expense of $1.2 million incurred in the second quarter of 2019. Finally, professional and other outside services decreased $823,000 in the second quarter of 2020 when compared to the same period in 2019 primarily due to 2019 containing professional fees related to the MBT acquisition.

Non-interest expense increased $12.0 million, or 10.5 percent, in the first six months of 2020, compared to the same period in 2019. The MBT acquisition on September 1, 2019 resulted in increases in most non-interest expense categories with the largest increases in salaries and employee benefits, net occupancy and equipment accounting for an increase of $12.0 million. Additionally, FDIC assessment expense increased $1.6 million as a result of the Corporation's FDIC assessment changing to the calculation applicable to banks over $10 billion in total assets. The Corporation also incurred $1.4 million of additional expense in the first six months of 2020 compared to the same period of 2019 related to actions taken in response to the COVID-19 pandemic which included approximately $1.0 million recorded in marketing expense for donations to non-profit organizations in our communities on the front lines of the COVID-19 pandemic efforts and approximately $400,000 in net occupancy costs in response to social distancing and cleaning protocols.

The increases noted above were partially offset by a decrease in outside data processing fees of $796,000 in the first six months of 2020 when compared to the same period on 2019. While the larger franchise created by the acquisition of MBT, as well as organic growth, caused outside data processing fees to increase, the increase was more than offset by a decrease of $1.5 million related to the sunsetting of a debit rewards program. In addition, the increase noted above in marketing expense was offset by a decrease of $1.2 million related to the fair lending settlement expense incurred in 2019. Finally, other real estate owned and foreclosure expense decreased $879,000 in the first six months of 2020 when compared to the same period in 2019.

INCOME TAXES

Income tax expense for the second quarter of 2020 was $4,623,000 on pre-tax net income of $37,615,000.  For the same period in 2019, income tax expense was $7,749,000 on pre-tax net income of $48,805,000. The effective income tax rates for the second quarter of 2020 and 2019 were 12.3 percent and 15.9 percent, respectively.

Income tax expense for the six months ended June 30, 2020 was $8,113,000 on pre-tax net income of $75,368,000. For the same period in 2019, income tax expense was $14,690,000 on pre-tax net income of $94,563,000. The effective tax rates for the six months ended June 30, 2020 and 2019 were 10.8 percent and 15.5 percent, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The lower effective income tax rates during the three and six months ended June 30, 2020 when compared to the same period in 2019 was primarily driven by two factors. First, the abnormally high level of loan provision expense resulting from the economic impact of the COVID-19 pandemic has, and likely will continue, to distort the normal relationship of taxable income to tax-exempt income. Secondly, the CARES Act provided the opportunity to carryback certain federal net operating losses. The Corporation's net operating loss had previously been valued at the current statutory rate of 21 percent. As such, the Corporation booked a tax benefit of $1,178,000 in the first quarter of 2020 in recognition of the rate differential between the current rate and the rate in effect during the period to which the net operating loss will be carried back.

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

Stock Repurchase Program

On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represents approximately 5 percent of the Corporation's outstanding shares. During the first quarter of 2020, the Corporation repurchased 1,634,437 of its common shares for $55.9 million at an average price of $34.21, which resulted in the aggregate investment in share repurchases to equal $75.0 million, the maximum allowable under the plan.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2020, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of June 30, 2020 and December 31, 2019 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,410,246	14.18%	$1,044,339	10.50%	N/A	N/A
First Merchants Bank	1,370,061	13.73	1,047,607	10.50	$997,721	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,224,127	12.31%	$845,417	8.50%	N/A	N/A
First Merchants Bank	1,248,942	12.52	848,062	8.50	$798,176	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,177,879	11.84%	$696,226	7.00%	N/A	N/A
First Merchants Bank	1,248,942	12.52	698,404	7.00	$648,518	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,224,127	9.45%	$517,986	4.00%	N/A	N/A
First Merchants Bank	1,248,942	9.66	517,075	4.00	$646,344	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,400,617	14.29%	$1,028,930	10.50%	N/A	N/A
First Merchants Bank	1,267,649	12.87	1,033,926	10.50	$984,691	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,255,333	12.81%	$832,943	8.50%	N/A	N/A
First Merchants Bank	1,187,365	12.06	836,988	8.50	$787,753	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,188,970	12.13%	$685,953	7.00%	N/A	N/A
First Merchants Bank	1,187,365	12.06	689,284	7.00	$640,049	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,255,333	10.54%	$476,383	4.00%	N/A	N/A
First Merchants Bank	1,187,365	9.99	475,564	4.00	$594,455	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At June 30, 2020, risk-weighted assets included $882.9 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are permitted to assign a zero percent risk weight to PPP loans pledged to the PPPL Facility for purposes of determining risk-weighted assets and the leverage ratio. At June 30, 2020, the leverage ratio included approximately $138.4 million of average PPP loans pledged to the PPPL Facility at a zero risk weight.

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

	June 30, 2020		December 31, 2019
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,809,095	$1,882,807	$1,786,437	$1,787,006
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(63,845)	(66,941)	(27,874)	(30,495)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,248	—	66,363	—
Less: Disallowed Goodwill and Intangible Assets	(567,246)	(566,799)	(569,468)	(569,021)
Total Tier 1 Capital (Regulatory)	1,224,127	1,248,942	1,255,333	1,187,365
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	121,119	121,119	80,284	80,284
Total Risk-Based Capital (Regulatory)	$1,410,246	$1,370,061	$1,400,617	$1,267,649

Net Risk-Weighted Assets (Regulatory)	$9,946,087	$9,977,205	$9,799,329	$9,846,913
Average Assets (Regulatory)	$12,949,645	$12,926,872	$11,909,571	$11,889,092

Total Risk-Based Capital Ratio (Regulatory)	14.18%	13.73%	14.29%	12.87%
Tier 1 Capital to Risk-Weighted Assets	12.31%	12.52%	12.81%	12.06%
Tier 1 Capital to Average Assets	9.45%	9.66%	10.54%	9.99%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,224,127	$1,248,942	$1,255,333	$1,187,365
Less: Qualified Capital Securities	(46,248)	—	(66,363)	—
CET1 Capital (Regulatory)	$1,177,879	$1,248,942	$1,188,970	$1,187,365

Net Risk-Weighted Assets (Regulatory)	$9,946,087	$9,977,205	$9,799,329	$9,846,913
CET1 Capital Ratio (Regulatory)	11.84%	12.52%	12.13%	12.06%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.31 percent at June 30, 2020, and 10.16 percent at December 31, 2019.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Total Stockholders' Equity (GAAP)	$1,809,095	$1,786,437
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(575,855)	(578,881)
Tangible common equity (non-GAAP)	$1,233,115	$1,207,431
Total assets (GAAP)	$13,819,378	$12,457,254
Less: Intangible assets (GAAP)	(575,855)	(578,881)
Tangible assets (non-GAAP)	$13,243,523	$11,878,373
Stockholders' Equity to Assets (GAAP)	13.09%	14.34%
Tangible common equity to tangible assets (non-GAAP)	9.31%	10.16%

Tangible common equity (non-GAAP)	$1,233,115	$1,207,431
Plus: Tax Benefit of intangibles (non-GAAP)	6,597	7,257
Tangible common equity, net of tax (non-GAAP)	$1,239,712	$1,214,688
Common Stock outstanding	53,796	55,368
Book Value (GAAP)	$33.63	$32.26
Tangible book value - common (non-GAAP)	$23.04	$21.94

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Average goodwill (GAAP)	$543,919	$445,354	$543,919	$445,354
Average core deposit intangible (GAAP)	32,876	22,226	33,606	23,018
Average deferred tax on CDI (GAAP)	(6,815)	(4,565)	(6,972)	(4,727)
Intangible adjustment (non-GAAP)	$569,980	$463,015	$570,553	$463,645
Average stockholders' equity (GAAP)	$1,795,509	$1,479,254	$1,805,963	$1,454,633
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(569,980)	(463,015)	(570,553)	(463,645)
Average tangible capital (non-GAAP)	$1,225,404	$1,016,114	$1,235,285	$990,863
Average assets (GAAP)	$13,655,322	$10,499,948	$13,114,280	$10,291,205
Intangible adjustment (non-GAAP)	(569,980)	(463,015)	(570,553)	(463,645)
Average tangible assets (non-GAAP)	$13,085,342	$10,036,933	$12,543,727	$9,827,560
Net income available to common stockholders (GAAP)	$32,991	$41,056	$67,255	$79,873
CDI amortization, net of tax (GAAP)	1,194	1,202	2,390	2,409
Tangible net income available to common stockholders (non-GAAP)	$34,185	$42,258	$69,645	$82,282
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.61	$0.83	$1.24	$1.61
Diluted tangible net income available to common stockholders (non-GAAP)	$0.63	$0.85	$1.28	$1.66
Ratios:
Return on average GAAP capital (ROE)	7.35%	11.10%	7.45%	10.98%
Return on average tangible capital	11.16%	16.64%	11.28%	16.61%
Return on average assets (ROA)	0.97%	1.56%	1.03%	1.55%
Return on average tangible assets	1.04%	1.68%	1.11%	1.67%

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

At June 30, 2020, non-performing loans totaled $51.2 million, an increase of $34.4 million from December 31, 2019. Loans not accruing interest income totaled $50.1 million at June 30, 2020, an increase of $34.2 million from December 31, 2019, primarily due to three relationships that were moved to non-accrual during the second quarter of 2020. Two relationships totaling $17.0 million are in the senior living sector. The third relationship totaling $14.4 million is in the university logo sports apparel industry. The Corporation’s coverage ratio of allowance for loan losses to non-accrual loans decreased from 503.4 percent at December 31, 2019 to 241.7 percent at June 30, 2020. Troubled debt restructures totaled $1.1 million at June 30, 2020, an increase of $245,000 from December 31, 2019. See additional information regarding the allowance for loan losses in the “Provision for Loan Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned and repossessions, totaling $7.4 million at June 30, 2020, decreased $118,000 from December 31, 2019. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At June 30, 2020, impaired loans totaled $45.3 million, an increase of $33.6 million from the December 31, 2019 balance of $11.7 million. Also at June 30, 2020, a specific allowance for losses was not deemed necessary for impaired loans totaling $12.7 million as there were no identified losses on these credits. An allowance of $13.0 million was recorded for the remaining balance of these impaired loans totaling $32.6 million, and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	June 30, 2020	December 31, 2019
Non-Performing Assets:
Non-accrual loans	$50,102	$15,949
Renegotiated loans	1,086	841
Non-performing loans (NPL)	51,188	16,790
OREO and Repossessions	7,409	7,527
Non-performing assets (NPA)	58,597	24,317
Loans 90-days or more delinquent and still accruing	4,981	69
NPAs and loans 90-days or more delinquent	$63,578	$24,386
Impaired Loans	$45,280	$11,709

The non-accrual balances in the table above include troubled debt loan restructures totaling $1.2 million and $709,000 as of June 30, 2020 and December 31, 2019, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	June 30, 2020	December 31, 2019
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$16,557	$1,259
Agricultural production financing and other loans to farmers	—	183
Real estate loans:
Construction	6,333	7,191
Commercial and farmland	30,990	7,103
Residential	7,111	6,810
Home equity	2,458	1,795
Individuals' loans for household and other personal expenditures	87	45
Public finance and other commercial loans	42	—
Non-performing assets and loans 90-days or more delinquent:	$63,578	$24,386

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The following table summarizes modifications that occurred in the period indicated:

	Six Months Ended June 30, 2020
	Recorded Balance	Number of Loans
Commercial and industrial loans	$175,409	697
Agriculture production financing and other loans to farmers	329	5
Real estate loans:
Construction	35,665	21
Commercial and farmland	811,144	867
Residential	95,313	648
Home equity	3,081	66
Individuals' loans for household and other personal expenditures	3,047	263
Public finance and other commercial loans	45	1
Total	$1,124,033	2,568

Approximately 95 percent of the loan balances modified were granted for commercial loan customers and the remaining modifications were granted to consumers, primarily for mortgage loans. The commercial modifications, which were concentrated in the hotel, restaurant and food service, dental and lessors of real estate industries, totaled $720 million, or 64 percent of the total modification balance.

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

The Corporation’s total loan balance increased $831.1 million from December 31, 2019 to $9.3 billion at June 30, 2020. PPP loans accounted for $882.9 million of the total loan balance at June 30, 2020. At June 30, 2020, the allowance for loan and lease losses totaled $121.1 million, which represents an increase of $21.7 million from March 31, 2020, and an increase of $40.8 million from December 31, 2019. As a percent of loans, the allowance for loan losses was 1.30 percent at June 30, 2020 compared to 1.15 percent at March 31, 2020 and 0.95 percent at December 31, 2019. When excluding PPP loans of $882.9 million, the allowance for loan losses as a percentage of total loans was 1.44 percent as of June 30, 2020. Under the terms of the PPP, the loans are fully guaranteed by the U.S. government.

The allowance was increased primarily due an increase in the national and local economic conditions qualitative factor and to an increase in impairment. Continuing uncertainty surrounding the current economic climate prompted by the COVID-19 pandemic and governmental actions taken to reduce the spread of the virus have contributed to a significantly higher level of unemployment which has negatively impacted consumer and business spending. In addition, impairment increased primarily due to specific reserves for three relationships that were moved to non-accrual during the second quarter of 2020. Impairment of $7.4 million was recorded on one university logo sports apparel relationship and $4.9 million was recorded for two senior living industry relationships. See discussion of the impact of the COVID-19 pandemic in the “COVID-19, THE CARES ACT AND RELATED REGULATORY ACTIONS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses for the three months and six months ended June 30, 2020 was $21.9 million and $41.6 million, respectively. Comparatively, the provision for loan losses for the three months and six months ended June 30, 2019 was $500,000 and $1.7 million, respectively. The year-over-year increase in the provision for loan losses primarily reflects our view of increased credit risk related to the COVID-19 pandemic. Specific reserves on impaired loans increased $12.3 million from $689,000 at December 31, 2019, to $13.0 million at June 30, 2020.

Net charge-offs totaling $230,000 and $812,000, respectively, were recognized for the three and six months ended June 30, 2020. Comparatively, net charge-offs totaled $128,000 and $978,000, respectively, for the same periods in 2019. For the three and six months ended June 30, 2020, there were no individual charge-offs or recoveries greater than $500,000. For the six months ended June 30, 2019, there were two individual charge-offs greater than $500,000 that totaled $1,954,000. For the three and six months ended June 30, 2019 there was one individual recovery of $738,000. The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2020 and 2019 are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Net charge-offs (Recoveries):
Commercial and industrial loans	$31	$(30)	$160	$(153)
Agricultural production financing and other loans to farmers	(38)	(3)	5	16
Real estate loans:
Construction	—	(738)	(37)	219
Commercial and farmland	(66)	961	36	948
Residential	38	(26)	31	54
Home equity	175	(28)	320	(69)
Individuals' loans for household and other personal expenditures	90	(8)	297	35
Public finance and other commercial loans	—	—	—	(72)
Total net charge-offs	$230	$128	$812	$978

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.9 billion at June 30, 2020, an increase of $100.6 million, or 5.6 percent, from December 31, 2019.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $12.2 million at June 30, 2020. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At June 30, 2020, total borrowings from the FHLB were $400.8 million The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2020 was $671.6 million.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required payments related to operating leases and borrowings at June 30, 2020 are as follows:

(Dollars in Thousands)	Remaining 2020	2021	2022	2023	2024	2025 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$1,820	$3,453	$3,331	$2,937	$2,867	$10,277	$—	$24,685
Securities sold under repurchase agreements	181,150	—	—	—	—	—	—	181,150
Federal Home Loan Bank advances	21,250	55,097	75,097	115,097	97	134,179	—	400,817
Subordinated debentures and other borrowings	—	—	166,936	—	—	122,012	(3,751)	285,197
Total	$204,220	$58,550	$245,364	$118,034	$2,964	$266,468	$(3,751)	$891,849

The increase in subordinated debentures and other borrowings was a result of the Bank accessing the PPPL Facility to supplement liquidity to fund PPP loans. As of June 30, 2020, the outstanding balance of such borrowings was $166.9 million and the interest rate was fixed at 35 basis points. The term of the borrowings corresponded with the PPP loans that were pledged as collateral, which were all two year loans. The maturity date of the PPPL Facility borrowings accelerated if the underlying PPP loan was to go into default and the Bank was to sell the PPP loan to the SBA in order to realize the SBA's guarantee. Additionally, the maturity date of the PPPL Facility borrowings accelerated to the extent of any loan forgiveness reimbursement received by the Bank from the SBA. The PPPL Facility borrowings carried no prepayment penalty and the Bank chose to pay back all PPPL Facility borrowings during July of 2020.

On March 16, 2020, the Corporation partially redeemed $10.0 million of its subordinated debentures, with an interest rate of 3.45 percent, all of which were held by First Merchants Capital Trust II (“FMC Trust”). As a result, FMC Trust used the proceeds from such partial redemption to concurrently redeem a like amount of its capital securities at an aggregate principal redemption price of $10.0 million. Debentures issued by the Corporation in the principal amount of $41.7 million remain outstanding with a maturity date of September 15, 2037.

On April 23, 2020, the Corporation redeemed $10.0 million of its subordinated debentures, with an interest rate of 4.41 percent, all of which were held by Grabill Capital Trust I ("Grabill Trust"). As a result, Grabill Trust used the proceeds from such complete redemption to concurrently redeem all of its capital securities at an aggregate principal redemption price of $10.0 million. Subsequently, Grabill Trust was dissolved.

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

Summarized credit-related financial instruments at June 30, 2020 are as follows:

(Dollars in Thousands)	June 30, 2020
Amounts of commitments:
Loan commitments to extend credit	$3,147,145
Standby and commercial letters of credit	29,852
$3,176,997

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2020, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2020, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many drivers are at or near historical lows due to the FOMC's rate reductions in March 2020 in response to COVID-19. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	June 30, 2020
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(8)
Three-year CMT	200	—
Five-year CMT	200	—
CD's	200	(19)
FHLB advances	200	(1)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2020
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$335,261	$357,664	$339,228
Variance from base		$22,403	$3,966
Percent of change from base		6.7%	1.2%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2020 and December 31, 2019. Earning assets increased by $1.3 billion during the six months ended June 30, 2020.

Interest-bearing time deposits and investment securities increased $261.8 million and $193.3 million, respectively, since December 31, 2019 primarily as a result of excess liquidity generated from deposit growth and additional wholesale funding during the same period. Also contributing to the increase in investment securities was a $46.7 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to June 30, 2020 is primarily due to interest rate declines in 2020 as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio.

Loans and loans held for sale increased $831.1 million from December 31, 2019. The Corporation originated approximately $882.9 million of PPP loans, which were primarily included in the commercial and industrial loan class. The largest loan segments that experienced a decrease was construction real estate and home equity loans. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	June 30, 2020	December 31, 2019
Interest-bearing time deposits	$380,021	$118,263
Investment securities available for sale	1,890,593	1,790,025
Investment securities held to maturity	898,786	806,038
Loans held for sale	901	9,037
Loans	9,298,541	8,459,310
Federal Home Loan Bank stock	28,736	28,736
Total	$12,497,578	$11,211,409

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

As our banking regulators have encouraged us to work prudently with borrowers who are unable to meet their contractual payment obligations due to the effects of COVID-19, the Bank has implemented certain hardship relief programs (including payment deferrals, fee waivers, extensions of repayment terms, and other delays in payment). As a result, the Bank has made numerous short-term loan modifications for customers who are current and otherwise not past due. As provided under the CARES Act, these qualified loan modifications are currently exempt by law from classification as troubled debt restructures as defined by GAAP. The potential adverse impact resulting from the inability of customers to repay loans on a timely basis cannot be determined at this time. However, the extent of such impact, as reflected in the Corporation's financial statements, may be muted by these loan modifications, which would have the effect of delaying loan loss recognition until after any applicable deferral period.

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

On March 27, 2020, the CARES Act was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses, eligible nonprofits and certain others can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Under the terms of the program, loans are to be fully guaranteed by the SBA. The Bank is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Corporation to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the program and the related new legislation was enacted on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the program. The Corporation and the Bank may be exposed to the risk of litigation: (1) from both customers and non-customers that have approached the Bank in connection with PPP loans and its policies and procedures used in processing applications for the program; and (2) from agents of the PPP borrowers claiming they are entitled to a portion of the Bank's loan processing fees as a result of their assisting borrowers with their PPP loan applications. If any such litigation is filed against the Corporation or the Bank and is not resolved in a manner favorable to the Corporation or the Bank, it may result in significant financial liability or adversely affect the Corporation’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (i)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April, 2020	—	$—	—	—
May, 2020	—	$—	—	—
June, 2020	304	$26.16	—	—

(i) The shares repurchased were pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

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

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Prospectus filed pursuant to Rule 424(b)(3) on July 17, 2020) (SEC No. 333-229527)
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

First Merchants Corporation
(Registrant)

August 7, 2020	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)