Form 10-Q
period 2020-09-30
FIRST MERCHANTS CORP
filed 2020-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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

As of November 2, 2020, there were 54,257,996 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$164,632	$177,201
Interest-bearing deposits	273,936	118,263
Investment securities available for sale	1,824,160	1,790,025
Investment securities held to maturity (fair value of $1,152,518 and $827,566)	1,109,126	806,038
Loans held for sale	3,183	9,037
Loans, net of allowance for loan losses of $126,726 and $80,284	9,117,107	8,379,026
Premises and equipment	112,959	113,055
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	52,992	48,901
Goodwill	543,918	543,918
Other intangibles	30,451	34,962
Cash surrender value of life insurance	291,543	288,206
Other real estate owned	6,942	7,527
Tax asset, deferred and receivable	21,762	12,165
Other assets	155,903	100,194
TOTAL ASSETS	$13,737,350	$12,457,254
LIABILITIES
Deposits:
Noninterest-bearing	$2,187,607	$1,736,396
Interest-bearing	8,718,546	8,103,560
Total Deposits	10,906,153	9,839,956
Borrowings:
Federal funds purchased	80,000	55,000
Securities sold under repurchase agreements	187,732	187,946
Federal Home Loan Bank advances	399,522	351,072
Subordinated debentures and other borrowings	118,320	138,685
Total Borrowings	785,574	732,703
Interest payable	5,038	6,754
Other liabilities	206,929	91,404
Total Liabilities	11,903,694	10,670,817
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,891,733 and 55,368,482 shares	6,736	6,921
Additional paid-in capital	1,003,777	1,054,997
Retained earnings	757,550	696,520
Accumulated other comprehensive income	65,468	27,874
Total Stockholders' Equity	1,833,656	1,786,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,737,350	$12,457,254

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans receivable:
Taxable	$84,162	$96,850	$268,126	$280,155
Tax exempt	5,395	4,500	16,069	12,897
Investment securities:
Taxable	5,399	6,729	19,177	19,822
Tax exempt	10,931	8,335	30,285	22,660
Deposits with financial institutions	90	1,363	799	3,022
Federal Home Loan Bank stock	248	355	828	1,028
Total Interest Income	106,225	118,132	335,284	339,584
INTEREST EXPENSE
Deposits	9,776	24,830	44,231	67,511
Federal funds purchased	5	15	118	225
Securities sold under repurchase agreements	83	385	527	1,057
Federal Home Loan Bank advances	1,749	1,894	5,317	5,400
Subordinated debentures and other borrowings	1,691	2,076	5,275	6,315
Total Interest Expense	13,304	29,200	55,468	80,508
NET INTEREST INCOME	92,921	88,932	279,816	259,076
Provision for loan losses	12,544	600	54,191	2,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	80,377	88,332	225,625	256,776
OTHER INCOME
Service charges on deposit accounts	5,209	6,107	15,491	16,639
Fiduciary and wealth management fees	5,910	4,429	17,496	12,178
Card payment fees	3,996	5,158	16,000	14,813
Net gains and fees on sales of loans	5,841	2,227	12,878	5,258
Derivative hedge fees	1,715	1,684	4,696	3,952
Other customer fees	372	450	1,103	1,230
Increase in cash surrender value of life insurance	1,170	1,144	3,761	3,060
Gains on life insurance benefits	1	—	96	19
Net realized gains on sales of available for sale securities	1,817	393	9,497	3,376
Other income	132	524	1,425	1,918
Total Other Income	26,163	22,116	82,443	62,443
OTHER EXPENSES
Salaries and employee benefits	39,187	38,942	114,128	104,679
Net occupancy	5,855	4,777	17,103	14,273
Equipment	4,956	4,030	13,789	11,789
Marketing	1,311	1,332	4,846	5,158
Outside data processing fees	3,776	4,435	10,593	12,048
Printing and office supplies	331	312	997	961
Intangible asset amortization	1,486	1,356	4,511	4,404
FDIC assessments	1,249	(668)	4,244	717
Other real estate owned and foreclosure expenses	717	294	1,906	2,362
Professional and other outside services	2,254	8,251	6,065	12,511
Other expenses	3,587	4,293	12,687	12,660
Total Other Expenses	64,709	67,354	190,869	181,562
INCOME BEFORE INCOME TAX	41,831	43,094	117,199	137,657
Income tax expense	5,621	6,337	13,734	21,027
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$36,210	$36,757	$103,465	$116,630
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.67	$0.71	$1.91	$2.33
Diluted Net Income Available to Common Stockholders	$0.67	$0.71	$1.91	$2.32
Cash Dividends Paid	$0.26	$0.26	$0.78	$0.74
Average Diluted Shares Outstanding (in thousands)	53,971	51,570	54,278	50,227

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$36,210	$36,757	$103,465	$116,630
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $749, $3,034, $12,156, and $13,436	2,819	11,415	45,729	50,545
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $1, $37, $305, and $267	7	(141)	(1,146)	(1,003)
Reclassification adjustment for net gains included in net income, net of tax of $320, $61, $1,857, and $657	(1,203)	(228)	(6,989)	(2,472)
Total other comprehensive income, net of tax	1,623	11,046	37,594	47,070
Comprehensive income	$37,833	$47,803	$141,059	$163,700

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, June 30, 2020	125	$125	53,795,500	$6,724	$1,002,962	$735,439	$63,845	$1,809,095
Comprehensive income:
Net income	—	—	—	—	—	36,210	—	36,210
Other comprehensive income, net of tax	—	—	—	—	—	—	1,623	1,623
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(14,099)	—	(14,099)
Share-based compensation	—	—	107,929	14	1,121	—	—	1,135
Stock issued under employee benefit plans	—	—	7,128	1	150	—	—	151
Stock issued under dividend reinvestment and stock purchase plan	—	—	17,541	2	428	—	—	430
Restricted shares withheld for taxes	—	—	(36,365)	(5)	(884)	—	—	(889)
Balances, September 30, 2020	125	$125	53,891,733	$6,736	$1,003,777	$757,550	$65,468	$1,833,656

	Three Months Ended September 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2019	125	$125	49,456,594	$6,182	$841,365	$639,362	$14,602	$1,501,636
Comprehensive income:
Net income	—	—	—	—	—	36,757	—	36,757
Other comprehensive income, net of tax	—	—	—	—	—	—	11,046	11,046
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(12,946)	—	(12,946)
Issuance of common stock related to acquisition	—	—	6,383,806	798	229,128	—	—	229,926
Repurchases of common stock	—	—	(516,016)	(65)	(18,976)	—	—	(19,041)
Share-based compensation	—	—	4,405	—	1,062	—	—	1,062
Stock issued under employee benefit plans	—	—	4,870	1	155	—	—	156
Stock issued under dividend reinvestment and stock purchase plan	—	—	10,263	1	399	—	—	400
Stock options exercised	—	—	1,750	1	15	—	—	16
Balances, September 30, 2019	125	$125	55,345,672	$6,918	$1,053,148	$663,173	$25,648	$1,749,012

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income:
Net income	—	—	—	—	—	103,465	—	103,465
Other comprehensive income, net of tax	—	—	—	—	—	—	37,594	37,594
Cash dividends on common stock ($.78 per share)	—	—	—	—	—	(42,435)	—	(42,435)
Repurchases of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	116,520	15	3,553	—	—	3,568
Stock issued under employee benefit plans	—	—	18,639	2	458	—	—	460
Stock issued under dividend reinvestment and stock purchase plan	—	—	49,148	6	1,287	—	—	1,293
Stock options exercised	—	—	10,050	1	82	—	—	83
Restricted shares withheld for taxes	—	—	(36,669)	(5)	(892)	—	—	(897)
Balances, September 30, 2020	125	$125	53,891,733	$6,736	$1,003,777	$757,550	$65,468	$1,833,656

	Nine Months Ended September 30, 2019
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income:
Net income	—	—	—	—	—	116,630	—	116,630
Other comprehensive loss, net of tax	—	—	—	—	—	—	47,070	47,070
Cash dividends on common stock ($.74 per share)	—	—	—	—	—	(36,793)	—	(36,793)
Issuance of common stock related to acquisition	—	—	6,383,806	798	229,128	—	—	229,926
Repurchase of common stock	—	—	(516,016)	(65)	(18,976)	—	—	(19,041)
Share-based compensation	—	—	113,043	14	2,873	—	—	2,887
Stock issued under employee benefit plans	—	—	16,117	2	516	—	—	518
Stock issued under dividend reinvestment and stock purchase plan	—	—	28,949	3	1,106	—	—	1,109
Stock options exercised	—	—	12,950	2	119	—	—	121
Restricted shares withheld for taxes	—	—	(42,977)	(5)	(1,670)	—	—	(1,675)
Balances, September 30, 2019	125	$125	55,345,672	$6,918	$1,053,148	$663,173	$25,648	$1,749,012

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flow From Operating Activities:
Net income	$103,465	$116,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	54,191	2,300
Depreciation and amortization	8,214	6,737
Change in deferred taxes	(17,015)	(1,097)
Share-based compensation	3,568	2,887
Loans originated for sale	(477,877)	(361,054)
Proceeds from sales of loans held for sale	494,945	362,084
Gains on sales of loans held for sale	(11,214)	(4,162)
Gains on sales of securities available for sale	(9,497)	(3,376)
Increase in cash surrender of life insurance	(3,761)	(3,060)
Gains on life insurance benefits	(96)	(19)
Change in interest receivable	(4,091)	(1,681)
Change in interest payable	(1,716)	2,191
Other adjustments	6,111	18,149
Net cash provided by operating activities	145,227	136,529
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(155,673)	88,090
Purchases of:
Securities available for sale	(355,407)	(435,804)
Securities held to maturity	(507,091)	(397,166)
Proceeds from sales of securities available for sale	206,704	102,840
Proceeds from maturities of:
Securities available for sale	230,673	89,603
Securities held to maturity	201,272	67,791
Net change in loans	(793,033)	(352,716)
Net cash and cash equivalents received in acquisition	—	10,207
Proceeds from the sale of other real estate owned	959	1,571
Proceeds from life insurance benefits	520	816
Other adjustments	(8,380)	(6,064)
Net cash used in investing activities	(1,179,456)	(830,832)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	1,651,095	729,495
Certificates of deposit and other time deposits	(584,898)	175,437
Borrowings	563,697	535,239
Repayment of borrowings	(510,826)	(626,971)
Cash dividends on common stock	(42,435)	(36,793)
Stock issued under employee benefit plans	460	518
Stock issued under dividend reinvestment and stock purchase plans	1,293	1,109
Stock options exercised	83	121
Restricted shares withheld for taxes	(897)	(1,675)
Repurchase of common stock	(55,912)	(19,041)
Net cash provided by financing activities	1,021,660	757,439
Net Change in Cash and Cash Equivalents	(12,569)	63,136
Cash and Cash Equivalents, January 1	177,201	139,247
Cash and Cash Equivalents, September 30	$164,632	$202,383
Additional cash flow information:
Interest paid	$57,184	$78,260
Income tax paid (refunded)	32,367	19,335
Loans transferred to other real estate owned	761	6,902
Fixed assets transferred to other real estate owned	262	965
Non-cash investing activities using trade date accounting	66,205	13,893
ROU assets obtained in exchange for new operating lease liabilities	1,406	23,496

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$1,450,741
Cash paid in acquisition	—	(15)
Less: Common stock issued	—	229,926
Liabilities assumed	$—	$1,220,800

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

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2019, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair value of financial instruments. The uncertainties related to the coronavirus disease 2019 ("COVID-19") could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the shelter in place mandates in effect early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, decreased significantly during 2020. Most states have reopened, albeit under limited capacities and under other social distancing restrictions; however, commercial activity has not returned to the levels existing prior to the outbreak of the pandemic. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted.

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
•Those incurred in a hosting arrangement that is a service contract, and
•Those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).

For calendar-year public companies, the changes were effective for fiscal years beginning after December 15, 2019. The Corporation adopted the standard in the first quarter of 2020 and adoption of the standard did not have a significant effect on the Corporation’s consolidated financial statements.

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
Disclosure Requirements Deleted
•The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.
•The amount and timing of plan assets expected to be returned to the employer.
•Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.
•For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

Disclosure Requirements Added
•An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:
•The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets, and
•The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amendments were applied on a prospective basis. The Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, January 1, 2020 and assessed the recent economic impact and market conditions from the COVID-19 pandemic. At September 30, 2020, the Corporation performed a goodwill impairment test which included various valuation considerations including comparable peer data, precedent transaction comparables, discounted cash flow analysis, overall financial performance, share price of the Corporation's common stock and other factors. The testing resulted in a conclusion that it was not more likely than not that the fair value of the Corporation had declined below its carrying value; therefore, goodwill was not impaired at September 30, 2020. Goodwill assessments are highly sensitive to economic projections and the related assumptions used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods. Details of the goodwill impairment test are included in NOTE 6. GOODWILL of these Notes to Consolidated Condensed Financial Statements.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2020, approximately $176 million of loan balances remained in deferral. Details of the Corporation's modifications are included in the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation has elected to delay implementation of ASU No. 2016-13, which would have become effective for the Corporation as of January 1, 2020. As discussed above, ASU No. 2016-13 provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its first, second and third quarter 2020 financial statements have been prepared under the existing incurred loss model. As the temporary relief applicable to the Corporation’s compliance with CECL will end no later than December 31, 2020, the Corporation will implement CECL during the fourth quarter of 2020.

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

The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU No. 2016-13. As discussed above, pursuant to the CARES Act, the Corporation elected to defer the adoption of CECL. As the temporary relief applicable to the Corporation’s compliance with CECL will end no later than December 31, 2020, the Corporation will implement CECL during the fourth quarter of 2020.

FASB Accounting Standards Updates - No. 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Summary - The FASB issued ASU No. 2020-04 to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally. Trillions of dollars in loans, derivatives, and other financial contracts reference LIBOR, the benchmark interest rate banks use to make short-term loans to each other. With global capital markets expected to move away from LIBOR and other interbank offered rates and move toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period.

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

NOTE 3
INVESTMENT SECURITIES
The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2020
U.S. Treasury	$300	$—	$—	$300
U.S. Government-sponsored agency securities	2,384	60	—	2,444
State and municipal	1,074,381	72,752	187	1,146,946
U.S. Government-sponsored mortgage-backed securities	645,089	25,306	—	670,395
Corporate obligations	4,031	44	—	4,075
Total available for sale	1,726,185	98,162	187	1,824,160
Held to maturity at September 30, 2020
U.S. Government-sponsored agency securities	21,094	2	33	21,063
State and municipal	573,538	25,880	1,240	598,178
U.S. Government-sponsored mortgage-backed securities	512,994	18,788	3	531,779
Foreign investment	1,500	—	2	1,498
Total held to maturity	1,109,126	44,670	1,278	1,152,518
Total Investment Securities	$2,835,311	$142,832	$1,465	$2,976,678

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2019
U.S. Government-sponsored agency securities	$38,529	$346	$—	$38,875
State and municipal	859,511	41,092	807	899,796
U.S. Government-sponsored mortgage-backed securities	842,349	10,378	1,404	851,323
Corporate obligations	31	—	—	31
Total available for sale	1,740,420	51,816	2,211	1,790,025
Held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	15,619	1	37	15,583
State and municipal	354,115	15,151	107	369,159
U.S. Government-sponsored mortgage-backed securities	434,804	6,921	401	441,324
Foreign investment	1,500	—	—	1,500
Total held to maturity	806,038	22,073	545	827,566
Total Investment Securities	$2,546,458	$73,889	$2,756	$2,617,591

The increase in unrealized gains from December 31, 2019 to September 30, 2020 is primarily due to interest rate declines.  The longer term points on the yield curve have declined since year-end which increases the fair value of securities in the portfolio.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2020:
Due in one year or less	$1,649	$1,659	$9,677	$9,758
Due after one through five years	4,571	4,728	25,872	26,925
Due after five through ten years	58,644	61,968	106,342	112,055
Due after ten years	1,016,232	1,085,410	454,241	472,001
	1,081,096	1,153,765	596,132	620,739
U.S. Government-sponsored mortgage-backed securities	645,089	670,395	512,994	531,779
Total Investment Securities	$1,726,185	$1,824,160	$1,109,126	$1,152,518

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2019
Due in one year or less	$1,134	$1,136	$9,920	$10,105
Due after one through five years	5,031	5,141	45,197	45,654
Due after five through ten years	74,745	76,920	84,153	88,844
Due after ten years	817,161	855,505	231,964	241,639
	898,071	938,702	371,234	386,242
U.S. Government-sponsored mortgage-backed securities	842,349	851,323	434,804	441,324
Total Investment Securities	$1,740,420	$1,790,025	$806,038	$827,566

The carrying value of securities pledged as collateral, to secure borrowings and for other purposes, was $989,906,000 at September 30, 2020, and $503,427,000 at December 31, 2019. In order to facilitate the funding of PPP loans, the Bank pledged securities to the Discount Window at the Federal Reserve Bank resulting in the increase in pledged securities at September 30, 2020 compared to December 31, 2019.

The book value of securities sold under agreements to repurchase amounted to $177,543,000 at September 30, 2020, and $182,856,000 at December 31, 2019.

Gross gains on the sales and redemptions of available for sale securities for the three and nine months ended September 30, 2020 and 2019 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and Redemptions of Available for Sale Securities:
Gross gains	$1,836	$393	$9,516	$3,376
Gross losses	19	—	19	—

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2020, and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at September 30, 2020
State and municipal	$22,515	$187	$—	$—	$22,515	$187
Total Temporarily Impaired Available for Sale Securities	22,515	187	—	—	22,515	187
Temporarily Impaired Held to Maturity Securities at September 30,2020
U.S. Government-sponsored agency securities	20,961	33	—	—	20,961	33
State and municipal	101,136	1,240	—	—	101,136	1,240
U.S. Government-sponsored mortgage-backed securities	10,284	3	—	—	10,284	3
Foreign investment	1,498	2	—	—	1,498	2
Total Temporarily Impaired Held to Maturity Securities	133,879	1,278	—	—	133,879	1,278
Total Temporarily Impaired Investment Securities	$156,394	$1,465	$—	$—	$156,394	$1,465

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

	September 30, 2020	December 31, 2019
Investments reported at less than historical cost:
Historical cost	$157,859	$398,172
Fair value	156,394	395,416
Gross unrealized losses	$1,465	$2,756
Percent of the Corporation's investment portfolio	9.4%	15.2%

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the other-than-temporary-impairment ("OTTI") is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at September 30, 2020.

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

State and Municipal Securities, U.S. Government-Sponsored Agency Securities and Foreign Investment Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions, U.S. Government-Sponsored Agency securities and foreign investment securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2020. The state and municipal securities portfolio contains unrealized losses of $187,000 on thirteen securities and $1,240,000 on seventy-one securities in the available for sale and held to maturity portfolios, respectively. At September 30, 2020, the Corporation had little to no exposure to municipal bonds related to entertainment receipts, student housing, parking facilities, airports, nursing homes or public transit. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized losses in the available for sale portfolio, and unrealized losses of $33,000 on two securities in the held to maturity portfolio. The foreign investment securities portfolio contains no unrealized losses in the available for sale portfolio, and an unrealized loss of $2,000 on one security in the held to maturity portfolio.

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2020. The mortgage-backed securities portfolio contains no unrealized losses in the available for sale portfolio, and an unrealized loss of $3,000 on one security in the held to maturity portfolio. All these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. The slowing of prepayments and the forbearance programs resulting from the financial impacts of COVID-19 could increase bond duration and potentially improve market values on these securities.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4
LOANS AND ALLOWANCE
Loans are stated at the amount of unpaid principal, reduced by deferred income (net of costs). Interest on loans is recognized using the simple interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale as of September 30, 2020, and December 31, 2019, were $3,183,000 and $9,037,000, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2020	December 31, 2019
Commercial and industrial loans	$2,875,331	$2,109,879
Agricultural production financing and other loans to farmers	83,090	93,861
Real estate loans:
Construction	622,084	787,568
Commercial and farmland	3,248,506	3,052,698
Residential	1,146,406	1,143,217
Home equity	527,458	588,984
Individuals' loans for household and other personal expenditures	125,411	135,989
Public finance and other commercial loans	615,547	547,114
Loans	9,243,833	8,459,310
Allowance for loan losses	(126,726)	(80,284)
Net Loans	$9,117,107	$8,379,026

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act ("the Flexibility Act"), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The Bank has actively participated in assisting its customers with applications for resources through the program. PPP loans earn interest at a fixed rate of 1 percent and primarily have a two year term. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA as, in accordance with the terms of the PPP, the loans are fully guaranteed by the SBA. As of September 30, 2020, the Bank had funded over 5,200 PPP loans, primarily in the commercial and industrial loan class, totaling $901.4 million, net of deferred processing fees and costs of $21.5 million. The Bank borrowed from the Paycheck Protection Program Liquidity Facility ("PPPL Facility") to supplement liquidity to fund the PPP loans in the second quarter 2020. At September 30, 2020, the Corporation did not have an outstanding balance with the PPPL Facility.

Allowance, Credit Quality and Loan Portfolio

The original implementation date of the Current Expected Credit Loss (CECL) model for calculating the Allowance for Credit Losses guided by FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments was January 1, 2020. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13. As discussed below, ASU No. 2016-13, provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its 2020 financial statements have been prepared under the existing incurred loss model. As the temporary relief applicable to the Corporation’s compliance with CECL will end no later than December 31, 2020, the Corporation will implement CECL during the fourth quarter of 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at September 30, 2020. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, June 30, 2020	$44,678	$46,918	$8,445	$21,078	$121,119
Provision for losses	7,299	2,990	971	1,284	12,544
Recoveries on loans	197	46	54	130	427
Loans charged off	(6,827)	—	(92)	(445)	(7,364)
Balances, September 30, 2020	$45,347	$49,954	$9,378	$22,047	$126,726

	Nine Months Ended September 30, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2019	$32,902	$28,778	$4,035	$14,569	$80,284
Provision for losses	19,240	21,129	5,678	8,144	54,191
Recoveries on loans	746	271	152	248	1,417
Loans charged off	(7,541)	(224)	(487)	(914)	(9,166)
Balances, September 30, 2020	$45,347	$49,954	$9,378	$22,047	$126,726

	Three Months Ended September 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, June 30, 2019	$33,202	$29,531	$4,070	$14,471	$81,274
Provision for losses	130	370	40	60	600
Recoveries on loans	149	143	105	199	596
Loans charged off	(480)	(1,078)	(109)	(232)	(1,899)
Balances, September 30, 2019	$33,001	$28,966	$4,106	$14,498	$80,571

	Nine Months Ended September 30, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	466	1,459	181	194	2,300
Recoveries on loans	1,035	1,166	323	511	3,035
Loans charged off	(1,157)	(3,268)	(362)	(529)	(5,316)
Balances, September 30, 2019	$33,001	$28,966	$4,106	$14,498	$80,571

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment as of the periods indicated.

	September 30, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance Balances:
Individually evaluated for impairment	$601	$7,981	$—	$557	$9,139
Collectively evaluated for impairment	44,746	41,973	9,378	21,490	117,587
Total Allowance for Loan Losses	$45,347	$49,954	$9,378	$22,047	$126,726
Loan Balances:
Individually evaluated for impairment	$4,837	$44,203	$3	$3,441	$52,484
Collectively evaluated for impairment	3,568,432	3,819,629	125,408	1,670,423	9,183,892
Loans acquired with deteriorated credit quality	699	6,758	—	—	7,457
Loans	$3,573,968	$3,870,590	$125,411	$1,673,864	$9,243,833

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

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10. This includes loans acquired with deteriorated credit quality totaling $3,738,000 with $116,000 of related allowance for loan losses at September 30, 2020 and $2,819,000 with $124,000 related allowance for loan losses at December 31, 2019.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the Corporation’s non-accrual loans by loan class as of the periods indicated:

	September 30, 2020	December 31, 2019
Commercial and industrial loans	$5,947	$1,255
Agriculture production financing and other loans to farmers	—	183
Real estate loans:
Construction	126	977
Commercial and farmland	43,030	7,007
Residential	4,914	5,062
Home equity	2,674	1,421
Individuals' loans for household and other personal expenditures	48	44
Public finance and other commercial loans	—	—
Total	$56,739	$15,949

Non-accrual loans increased $40.8 million from December 31, 2019. An increase of $36.0 million was attributed to the commercial and farmland segment, specifically non-owner occupied commercial real estate, as three relationships were moved to non-accrual during the second and third quarters of 2020. These three relationships involve four properties, three of which total $31.2 million in the senior living sector and the fourth totaled $3.4 million in the self-storage sector. Additionally, $4.7 million of the increase in non-accrual loans was in the commercial and industrial loans segment. This largest portion of this increase was due to the addition of a $2.8 million loan in the university logo apparel sports industry.

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

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class as of the periods indicated:

	September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$10,975	$3,819	$—
Agriculture production financing and other loans to farmers	63	—	—
Real estate Loans:
Commercial and farmland	12,385	10,782	—
Residential	74	58	—
Individuals' loans for household and other personal expenditures	3	3	—
Total	$23,500	$14,662	$—
Impaired loans with related allowance:
Commercial and industrial loans	$1,019	$1,018	$601
Real estate Loans:
Commercial and farmland	34,207	33,421	7,981
Residential	3,045	2,908	475
Home equity	501	475	82
Total	$38,772	$37,822	$9,139
Total Impaired Loans	$62,272	$52,484	$9,139

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$320	$320	$—
Agriculture production financing and other loans to farmers	299	137	—
Real estate Loans:
Construction	1,206	970	—
Commercial and farmland	8,037	5,849	—
Residential	93	76	—
Total	$9,955	$7,352	$—
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	$2,648	$1,909	$231
Residential	2,070	2,044	383
Home equity	417	400	75
Individuals' loans for household and other personal expenditures	4	4	—
Total	$5,139	$4,357	$689
Total Impaired Loans	$15,094	$11,709	$689

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$8,625	$—	$9,225	$—
Real estate Loans:
Commercial and farmland	10,812	37	11,059	113
Residential	58	1	59	2
Individuals' loans for household and other personal expenditures	3	—	3	—
Total	$19,498	$38	$20,346	$115
Impaired loans with related allowance:
Commercial and industrial loans	$1,018	$—	$1,018	$—
Real estate Loans:
Commercial and farmland	33,390	—	33,543	—
Residential	2,921	18	2,951	53
Home equity	482	4	488	11
Total	$37,811	$22	$38,000	$64
Total Impaired Loans	$57,309	$60	$58,346	$179

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$877	$—	$881	$—
Agriculture production financing and other loans to farmers	1,012	—	1,014	—
Real estate Loans:
Construction	—	—	339	—
Commercial and farmland	8,075	39	8,651	117
Residential	189	—	190	2
Total	$10,153	$39	$11,075	$119
Impaired loans with related allowance:
Commercial and industrial loans	$329	$—	$329	$—
Agriculture production financing and other loans to farmers	2,100	—	2,123	—
Real estate Loans:
Commercial and farmland	1,324	—	1,324	—
Residential	2,072	15	2,095	47
Home equity	346	3	350	9
Individuals' loans for household and other personal expenditures	4	—	5	—
Total	$6,175	$18	$6,226	$56
Total Impaired Loans	$16,328	$57	$17,301	$175

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
The Corporation utilizes a risk grading of pass, special mention, substandard, doubtful and loss to assess the overall credit quality of large commercial loans. All large commercial credit grades are reviewed at a minimum of once a year for pass grade loans. Loans with grades below pass are reviewed more frequently depending on the grade. A description of the general characteristics of these grades is as follows:

•Pass - Loans that are considered to be of acceptable credit quality.
•Special Mention - Loans which possess some credit deficiency or potential weakness, which deserves close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation's credit position at some future date. Special mention assets are not adversely classified and do not expose the Corporation to sufficient risk to warrant adverse classification. The key distinctions of this category's classification are that it is indicative of an unwarranted level of risk; and weaknesses are considered “potential”, not “defined”, impairments to the primary source of repayment. Examples include businesses that may be suffering from inadequate management, loss of key personnel or significant customer or litigation.

•Substandard - A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Other characteristics may include:

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

•Doubtful - Loans that have all of the weaknesses of those classified as Substandard. However, based on currently existing facts, conditions and values, these weaknesses make full collection of principal highly questionable and improbable. Other credit characteristics may include considerable doubt as to the quality of the secondary sources of repayment. The possibility of loss is high, but because of certain important pending factors that may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

•Loss – Loans that are considered uncollectable and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical not desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

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

	September 30, 2020
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$2,651,863	$130,786	$92,682	$—	$—	$—	$—	$2,875,331
Agriculture production financing and other loans to farmers	70,380	4,810	7,900	—	—	—	—	83,090
Real estate Loans:
Construction	570,635	10,830	14,362	—	—	26,135	122	622,084
Commercial and farmland	3,018,791	109,661	118,721	—	—	1,333	—	3,248,506
Residential	195,916	1,522	6,337	—	—	938,731	3,900	1,146,406
Home equity	14,218	57	929	—	—	509,676	2,578	527,458
Individuals' loans for household and other personal expenditures	—	—	—	—	—	125,363	48	125,411
Public finance and other commercial loans	615,473	74	—	—	—	—	—	615,547
Loans	$7,137,276	$257,740	$240,931	$—	$—	$1,601,238	$6,648	$9,243,833

	December 31, 2019
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non-Performing	Total
Commercial and industrial loans	$1,956,985	$81,179	$71,715	$—	$—	$—	$—	$2,109,879
Agriculture production financing and other loans to farmers	78,558	5,626	9,677	—	—	—	—	93,861
Real estate Loans:
Construction	749,249	1,613	1,634	—	—	35,072	—	787,568
Commercial and farmland	2,894,366	57,776	98,575	—	—	1,981	—	3,052,698
Residential	196,710	877	8,075	—	—	932,743	4,812	1,143,217
Home equity	24,211	257	682	—	—	562,507	1,327	588,984
Individuals' loans for household and other personal expenditures	—	—	—	—	—	135,944	45	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	—	547,114
Loans	$6,447,193	$147,328	$190,358	$—	$—	$1,668,247	$6,184	$8,459,310

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of September 30, 2020, and December 31, 2019:

	September 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,864,852	$4,529	$—	$3	$5,947	$10,479	$2,875,331
Agriculture production financing and other loans to farmers	81,990	—	—	1,100	—	1,100	83,090
Real estate loans:
Construction	614,383	7,575	—	—	126	7,701	622,084
Commercial and farmland	3,194,394	964	9,978	140	43,030	54,112	3,248,506
Residential	1,137,688	2,743	1,000	61	4,914	8,718	1,146,406
Home equity	522,680	1,467	611	26	2,674	4,778	527,458
Individuals' loans for household and other personal expenditures	124,926	249	188	—	48	485	125,411
Public finance and other commercial loans	615,547	—	—	—	—	—	615,547
Loans	$9,156,460	$17,527	$11,777	$1,330	$56,739	$87,373	$9,243,833

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due And Accruing	Non-Accrual	Total Past Due & Non-Accrual	Total
Commercial and industrial loans	$2,105,445	$3,039	$136	$4	$1,255	$4,434	$2,109,879
Agriculture production financing and other loans to farmers	93,678	—	—	—	183	183	93,861
Real estate loans:
Construction	784,961	1,630	—	—	977	2,607	787,568
Commercial and farmland	3,043,318	2,324	49	—	7,007	9,380	3,052,698
Residential	1,133,476	4,290	367	22	5,062	9,741	1,143,217
Home equity	584,023	2,960	538	42	1,421	4,961	588,984
Individuals' loans for household and other personal expenditures	135,399	440	105	1	44	590	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	547,114
Loans	$8,427,414	$14,683	$1,195	$69	$15,949	$31,896	$8,459,310

As shown in the tables above, the level of total loan delinquencies has increased $14.7 million during the first nine months of 2020. The increases were primarily related to the 60-89 days past due commercial and farmland category, which increased $9.9 million due to one relationship, and the 30-59 days past due construction category, which increased $5.9 million due primarily to one $7.5 million relationship.

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
On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, typically 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. These loans are not considered troubled debt restructures under the applicable guidance at September 30, 2020. Details of the Corporation's modifications are included in the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures at the time of modification that occurred during the periods indicated:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$—	$—	—	$654	$654	3
Real estate loans:
Commercial and farmland	—	—	—	565	565	2
Residential	2,314	2,326	30	2,614	2,663	36
Home equity	307	307	2	307	307	2
Individuals' loans for household and other personal expenditures	19	19	2	19	19	2
Total	$2,640	$2,652	34	$4,159	$4,208	45

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$195	$185	3	$456	$439	8
Total	$195	$185	3	$456	$439	8

Loans secured by residential real estate made up 88 percent and 63 percent of the post-modification balance of troubled debt restructured loans made in the three and nine months ended September 30, 2020, respectively. Loans secured by residential real estate made up 100 percent of the post-modification balance of troubled debt restructured loans made in the three and nine months ended September 30, 2019.

The following tables summarize by modification type, the recorded investment of troubled debt restructures as of September 30, 2020 and 2019, that occurred during the periods indicated:

	Three Months Ended September 30, 2020
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$2,266	$51	$—	$2,317
Home equity	212	95	—	307
Individuals' loans for household and other personal expenditures	17	—	—	17
Total	$2,495	$146	$—	$2,641

	Nine Months Ended September 30, 2020
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$585	$—	$—	$585
Real estate loans:
Commercial and farmland	106	—	—	106
Residential	2,266	161	221	2,648
Home Equity	212	95	—	307
Individuals' loans for household and other personal expenditures	17	—	—	17
Total	$3,186	$256	$221	$3,663

	Three Months Ended September 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$—	$184	$184
Total	$—	$—	$184	$184

	Nine Months Ended September 30, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$—	$88	$345	$433
Total	$—	$88	$345	$433

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures that occurred during the twelve months ended September 30, 2020 and 2019, that subsequently defaulted during the period indicated and remained in default at period end. A loan is considered in default if it is 30-days or more past due.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$317	2	$585
Real estate loans:
Commercial and farmland	1	106	1	106
Total	2	$423	3	$691

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate loans:
Commercial and farmland	1	$85	1	$85
Total	1	$85	1	$85

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is typically addressed through the charge-off process, or may be addressed through a specific reserve. Consumer troubled debt loan restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt loan restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $5,059,000 and $1,033,000 at September 30, 2020 and December 31, 2019, respectively.

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

The carrying amount of Purchased Credit Impaired Loans as of September 30, 2020 was $11.2 million with allowance for loan loss of $116,000. The carrying amount of Purchased Credit Impaired Loans as of December 31, 2019 was $16.1 million with $124,000 of related allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable yield, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Accretable yield beginning balance	$1,546	$2,132
Additions	—	$—
Accretion	(793)	(2,211)
Reclassification from nonaccretable	511	1,350
Disposals	—	(7)
Accretable yield ending balance	$1,264	$1,264

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Accretable yield beginning balance	$1,914	$2,143
Additions	576	576
Accretion	(420)	(1,638)
Reclassification from nonaccretable	374	1,363
Disposals	(165)	(165)
Accretable yield ending balance	$2,279	$2,279

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents loans acquired, as of the acquisition date, during the nine months ended September 30, 2019, for which it was probable that all contractually required payments would not be collected. There were no loans acquired during the nine months ended September 30, 2020.

MBT
Contractually required payments receivable at acquisition date	$6,840
Nonaccretable difference	2,733
Expected cash flows at acquisition date	4,107
Accretable difference	576
Basis in loans at acquisition date	$3,531

NOTE 6

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The MBT acquisition on September, 1, 2019 resulted in $98,563,000 of goodwill, which includes a measurement period adjustment of $719,000. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2019, resulting in a goodwill balance of $543,918,000 as of September 30, 2020.

2019
Balance, January 1	$445,355
Goodwill acquired	97,844
Measurement period adjustment	719
Balance, December 31	$543,918

The Corporation reviews goodwill annually for impairment, or more frequently if events or circumstances indicate the carrying value might be impaired. The impairment analysis compares the estimated fair value of the Corporation (the reporting unit) with the Corporation's net book value. The Corporation performed its annual impairment test of goodwill as of October 1, 2019. On January 1, 2020, the Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill. Subsequent to the October 1, 2019 impairment test and adoption of ASU 2017-04, the Corporation experienced a decline in market capitalization as a result of a decline in the share price of the Corporation's common stock. At March 31, 2020 and June 30, 2020, the Corporation assessed the economic impact and market conditions from the COVID-19 pandemic. Additionally, the Corporation assessed the general uncertainty as to the full extent of the COVID-19 pandemic and its effect on economic recovery and concluded goodwill was not impaired in either period.

At September 30, 2020, the Corporation performed an additional goodwill impairment test which included various valuation considerations including comparable peer data, precedent transaction comparables, discounted cash flow analysis, overall financial performance, share price of the Corporation's common stock and other factors. The testing resulted in a conclusion that it was not more likely than not that the fair value of the Corporation had declined below its carrying value; therefore, goodwill was not impaired at September 30, 2020. Goodwill assessments are highly sensitive to economic projections and the related assumptions used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods.

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

The carrying basis and accumulated amortization of recognized core deposit intangibles are noted below.

	September 30, 2020	December 31, 2019
Gross carrying amount	$102,396	$85,869
Core deposit intangibles acquired	—	16,527
Accumulated amortization	(71,945)	(67,434)
Total core deposit intangibles	$30,451	$34,962

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The core deposit intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of ten years. Intangible asset amortization expense for the three and nine months ended September 30, 2020 was $1,486,000 and $4,511,000, respectively, compared to $1,356,000 and $4,404,000, respectively, for the three and nine months ended September 30, 2019. Estimated future amortization expense is summarized as follows:

Amortization Expense
2020	$1,476
2021	5,429
2022	5,027
2023	4,827
2024	4,241
After 2024	9,451
$30,451

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2020, the Corporation had three interest rate swaps with a notional amount of $36.0 million that were designated as cash flow hedges. As of December 31, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million that were designated as cash flow hedges. A $10.0 million interest rate swap used to hedge the variable cash outflows associated with a Federal Home Loan Bank advance matured in the third quarter of 2020.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
During 2020, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September of 2012.  In addition, the remaining $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance. During the three and nine months ended September 30, 2020 and 2019, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $1,016,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2020 and December 31, 2019, the notional amount of customer-facing swaps was approximately $878,640,000 and $692,287,000, respectively.  These amounts are offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2020, and December 31, 2019.

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$2,244	Other Liabilities	$1,444
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$82,010	Other Assets	$27,855	Other Liabilities	$82,010	Other Liabilities	$27,855

The Corporation's derivative asset and derivative liability relating to interest rate contracts increased $54.2 million and $55.0 million, respectively, from December 31, 2019. The increases are primarily due to a $176.4 million increase in the related outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of September 30, 2020 compared to December 31, 2019. This was primarily the result of investors seeking the safety of U.S. Treasuries, coupled with Federal Reserve purchases of U.S. Treasuries, as containment efforts related to the COVID-19 outbreak began to significantly reduce economic activity.

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Rate Products	$8	$(178)	$(1,451)	$(1,270)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2020 and 2019.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Interest rate contracts	Interest Expense	$(294)	$(104)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Interest rate contracts	Interest Expense	$(651)	$(247)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2020, the termination value of derivatives in a net liability position related to these agreements was $81,962,000. As of September 30, 2020, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $75,415,000. While the Corporation did not breach any of these provisions as of September 30, 2020, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2020, and December 31, 2019.

		Fair Value Measurements Using:
September 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$300	$—	$300	$—
U.S. Government-sponsored agency securities	2,444	—	2,444	—
State and municipal	1,146,946	—	1,144,494	2,452
U.S. Government-sponsored mortgage-backed securities	670,395	—	670,391	4
Corporate obligations	4,075	—	4,044	31
Interest rate swap asset	82,010	—	82,010	—
Interest rate swap liability	84,254	—	84,254	—

		Fair Value Measurements Using:
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$38,875	$—	$38,875	$—
State and municipal	899,796	—	896,938	2,858
U.S. Government-sponsored mortgage-backed securities	851,323	—	851,319	4
Corporate obligations	31	—	—	31
Interest rate swap asset	27,855	—	27,855	—
Interest rate swap liability	29,299	—	29,299	—

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2020 or December 31, 2019.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2020 and 2019.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning of the period	$2,500	$2,975	$2,892	$3,328
Included in other comprehensive income	75	6	25	85
Principal payments	(88)	(85)	(430)	(517)
Ending balance	$2,487	$2,896	$2,487	$2,896

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2020 and 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for September 30, 2020, and December 31, 2019.

		Fair Value Measurements Using
September 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$34,418	$—	$—	$34,418
Other real estate owned	464	—	—	464

		Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$5,653	$—	$—	$5,653
Other real estate owned	194	—	—	194

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2020 and December 31, 2019.

September 30, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,452	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	1.5% - 4%
			Weighted-average coupon	4%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$34,418	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	7%

Other real estate owned	$464	Appraisals	Discount to reflect current market conditions	0% - 72%
			Weighted-average discount of other real estate owned balance	32%

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,858	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 5%
			Weighted-average coupon	4%

Corporate obligations and U.S Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$5,653	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	1%

Other real estate owned	$194	Appraisals	Discount to reflect current market conditions	0% - 37%
			Weighted-average discount of other real estate owned balance	37%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020, and December 31, 2019.

		September 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$164,632	$164,632	$—	$—
Interest-bearing deposits	273,936	273,936	—	—
Investment securities available for sale	1,824,160	—	1,821,673	2,487
Investment securities held to maturity	1,109,126	—	1,131,014	21,504
Loans held for sale	3,183	—	3,183	—
Loans	9,117,107	—	—	9,198,466
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	82,010	—	82,010	—
Interest receivable	52,992	—	52,992	—
Liabilities:
Deposits	$10,906,153	$9,797,840	$1,108,656	$—
Borrowings:
Federal funds purchased	80,000	—	80,000	—
Securities sold under repurchase agreements	187,732	—	187,732	—
Federal Home Loan Bank advances	399,522	—	413,532	—
Subordinated debentures and other borrowings	118,320	—	108,427	—
Interest rate swap liability	84,254	—	84,254	—
Interest payable	5,038	—	5,038	—

		December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$177,201	$177,201	$—	$—
Interest-bearing deposits	118,263	118,263	—	—
Investment securities available for sale	1,790,025	—	1,787,132	2,893
Investment securities held to maturity	806,038	—	799,884	27,682
Loans held for sale	9,037	—	9,037	—
Loans	8,379,026	—	—	8,335,340
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	27,855	—	27,855	—
Interest receivable	48,901	—	48,901	—
Liabilities:
Deposits	$9,839,956	$8,146,745	$1,675,202	$—
Borrowings:
Federal funds purchased	55,000	—	55,000	—
Securities sold under repurchase agreements	187,946	—	187,801	—
Federal Home Loan Bank advances	351,072	—	352,581	—
Subordinated debentures and other borrowings	138,685	—	123,571	—
Interest rate swap liability	29,299	—	29,299	—
Interest payable	6,754	—	6,754	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2020 and December 31, 2019 were:

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$186,081	$—	$1,651	$—	$187,732

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$178,732	$—	$7,672	$1,542	$187,946

NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2020 and 2019:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income before reclassifications	45,729	(1,146)	—	44,583
Amounts reclassified from accumulated other comprehensive income	(7,503)	514	—	(6,989)
Period change	38,226	(632)	—	37,594
Balance at September 30, 2020	$77,098	$(1,773)	$(9,857)	$65,468

Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	50,545	(1,003)	—	49,542
Amounts reclassified from accumulated other comprehensive income	(2,667)	195	—	(2,472)
Period change	47,878	(808)	—	47,070
Balance at September 30, 2019	$41,535	$(1,367)	$(14,520)	$25,648

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2020 and 2019.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,817	$393	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(382)	(83)	Income tax expense
	$1,435	$310

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(294)	$(104)	Interest expense - subordinated debentures and term loans
Related income tax benefit	62	22	Income tax expense
	$(232)	$(82)

Total reclassifications for the period, net of tax	$1,203	$228

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$9,497	$3,376	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(1,994)	(709)	Income tax expense
	$7,503	$2,667

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(651)	$(247)	Interest expense - subordinated debentures and term loans
Related income tax benefit	137	52	Income tax expense
	$(514)	$(195)

Total reclassifications for the period, net of tax	$6,989	$2,472

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2020 was $1,135,000 and $3,568,000, respectively, compared to $1,062,000 and $2,887,000, respectively, for the three and nine months ended September 30, 2019. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.4 percent for the nine months ended September 30, 2020, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock and ESPP Options
Pre-tax compensation expense	$23	$36	$76	$72
Income tax expense (benefit)	—	—	(29)	(57)
Stock and ESPP option expense, net of income taxes	$23	$36	$47	$15
Restricted Stock Awards
Pre-tax compensation expense	$1,112	$1,026	$3,492	$2,815
Income tax expense (benefit)	149	(226)	(344)	(951)
Restricted stock awards expense, net of income taxes	$1,261	$800	$3,148	$1,864
Total Share-Based Compensation
Pre-tax compensation expense	$1,135	$1,062	$3,568	$2,887
Income tax expense (benefit)	149	(226)	(373)	(1,008)
Total share-based compensation expense, net of income taxes	$1,284	$836	$3,195	$1,879

As of September 30, 2020, unrecognized compensation expense related to RSAs was $7,726,000 and is expected to be recognized over a weighted-average period of 1.91 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2020.

Stock option activity under the Corporation's stock option plans as of September 30, 2020 and changes during the nine months ended September 30, 2020, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	59,350	$13.51
Exercised	(10,050)	$8.29
Outstanding September 30, 2020	49,300	$14.57	2.06	$423,463
Vested and Expected to Vest at September 30,2020	49,300	$14.57	2.06	$423,463
Exercisable at September 30, 2020	49,300	$14.57	2.06	$423,463

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2020.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $197,000 and $355,000, respectively. Cash receipts of stock options exercised during this same period were $83,000 and $121,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2020	351,048	$40.67
Granted	135,292	$26.89
Vested	(116,520)	$40.46
Forfeited	(525)	$40.44
Unvested RSAs at September 30, 2020	369,295	$36.17

The grant date fair value of ESPP options was estimated to be approximately $23,000 at the beginning of the July 1, 2020 quarterly offering period. The ESPP options vested during the three months ending September 30, 2020, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$8,785	$9,050	$24,612	$28,908
Tax-exempt interest income	(3,403)	(2,637)	(9,624)	(7,307)
Share-based compensation	382	(11)	376	(402)
Tax-exempt earnings and gains on life insurance	(246)	(241)	(810)	(647)
Tax credits	(55)	(61)	(205)	(202)
CARES Act - NOL carryback rate differential	—	—	(1,178)	—
Other	158	237	563	677
Actual Tax Expense	$5,621	$6,337	$13,734	$21,027

Effective Tax Rate	13.4%	14.7%	11.7%	15.3%
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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$36,210	53,843,508	$0.67	$36,757	51,433,227	$0.71
Effect of potentially dilutive stock options and restricted stock awards		127,090			136,330
Diluted net income per share	$36,210	53,970,598	$0.67	$36,757	51,569,557	$0.71

	Nine Months Ended September 30,
	2020			2019
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$103,465	54,111,848	$1.91	$116,630	50,085,701	$2.33
Effect of potentially dilutive stock options and restricted stock awards		166,034			141,679
Diluted net income per share	$103,465	54,277,882	$1.91	$116,630	50,227,380	$2.32

For the three and nine months ended September 30, 2020 and 2019, there were no stock options with an option price greater than the average market price of the common shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 16
SUBSEQUENT EVENT

On November 6, 2020, the Bank entered into a definitive agreement with Hoosier Trust Company, an Indiana trust company (“Hoosier”), pursuant to which Hoosier will merge with and into the Bank. The consideration to be paid to the shareholders of Hoosier at closing is $3,225,000 in cash. The merger, which remains subject to required regulatory approvals, is expected to close in the first quarter of 2021.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

From time to time, we include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may”, or similar expressions. These forward-looking statements include:

•statements of our goals, intentions and expectations;
•statements regarding our business plan and growth strategies;
•statements regarding the asset quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuations and expense expectations;
•adverse changes in the economy, which might affect our business prospects and could cause credit-related losses and expenses;
•the severity and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and our business, results of operations, and financial condition;
•adverse developments in our loan and investment portfolios;
•our participation as a lender in the PPP;
•competitive factors in the banking industry, such as the trend towards consolidation in our market;
•changes in the banking legislation or the regulatory requirements of federal and state agencies applicable to bank holding companies and banks like our affiliate bank;
•acquisitions of other businesses by us and integration of such acquired businesses;
•our ability to implement and comply with the Settlement Agreement and Agreed Order entered into with the United States Department of Justice ("DOJ") related to our fair lending practices;
•changes in market, economic, operational, liquidity, credit and interest rate risks associated with our business; and
•the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

We believe there have been no significant changes during the three and nine months ended September 30, 2020, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 125 banking locations in thirty Indiana, two Illinois, two Ohio and two Michigan counties. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

The continued impact of COVID-19 on the Corporation will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.  It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities.  Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown.  As a result of COVID-19 and the actions taken to contain it or reduce its impact, we may experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  Our commercial and consumer customers are experiencing varying degrees of financial distress, which is expected to continue throughout the remainder of 2020, especially if positive cases continue to increase and further economic shutdowns are mandated. These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers.

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

Interest Rates

On March 3, 2020, the Federal Open Market Committee ("FOMC") reduced the target range for the federal funds rate by 50 basis points to 1.00 percent to 1.25 percent. This rate was further reduced to a target range of 0 percent to 0.25 percent on March 16, 2020. Additionally, there was a decline in one-month LIBOR from 99 basis points as of March 31, 2020 to 15 basis points on September 30, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak are likely to negatively impact the Corporation’s net interest income.

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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the Flexibility Act), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The Bank has actively participated in assisting its customers with applications for resources through the program. PPP loans earn interest at a fixed rate of 1 percent and primarily have a two-year term. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Under the terms of the PPP, the loans are fully guaranteed by the SBA. On October 8, 2020, the SBA announced a streamlined forgiveness process for PPP loans of $50,000 or less. As of September 30, 2020, the Bank had over 5,200 PPP loans representing $901.4 million, which is net of deferred processing fee income and costs of $21.5 million. The weighted-average deferred processing fee on PPP loans was approximately 3.26 percent and is recognized over the term of the loan. If a loan is forgiven by the SBA or paid off by the borrower prior to maturity, any unamortized portion of the fee will be recognized immediately. During the three and nine months ended September 30, 2020, the Corporation recognized interest income on loans of $3.8 million and $6.7 million, respectively, from PPP loan related deferred processing fee income as a yield adjustment. As of November 2, 2020, approximately 200 loans totaling $129.3 million have been submitted to the SBA for forgiveness and 60 loans totaling $35.1 million have been approved by the SBA for full forgiveness.

Main Street Business Lending Program

On April 9, 2020, the Federal Reserve announced its proposed Main Street emergency lending initiative as an additional measure to provide much-needed financial support to small and mid-sized businesses adversely impacted by the COVID-19 pandemic. The Main Street programs are intended to provide credit flows to financial institutions so that they can provide loans to eligible small and mid-sized businesses. The funds available through the Main Street programs amount to $600 billion. Under this initiative, which was modified and supplemented by the Federal Reserve on April 30, 2020, three loan facilities have been established for "for profit" entities: (i) the Main Street New Loan Facility (the “MSNLF), (ii) the Main Street Priority Loan Facility (the “MSPLF”); and (iii) the Main Street Expanded Loan Facility (the “MSELF”), each of which was authorized by the Federal Reserve under Section 13(3) of the Federal Reserve Act. All three facilities use the same eligible lender and eligible borrower criteria, and have many of the same features, including the same maturity, interest rate, deferral of principal and interest for one year, and ability of the borrower to prepay without penalty. As required by the CARES Act, Main Street loans are full-recourse to the borrower and are not forgivable. The loan types differ in amounts and other terms, including in how they interact with the eligible borrower’s existing outstanding debt. The proposed minimum loan amounts under the MSNLF and the MSPLF were initially set at $250,000, but were lowered to $100,000 by the Federal Reserve effective October 30, 2020. The minimum loan amount under the MSELF has been set at $10 million. The maximum loan amount under all three programs is dependent upon the borrower's financial position. The Bank may participate in some or all of these programs.

Paycheck Protection Program Liquidity Facility

To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Federal Reserve authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as the Bank to fund loans guaranteed by the SBA under the PPP. The Bank has until December 31, 2020 to access funds under the PPPL Facility, unless further extended by the Federal Reserve and the Department of the Treasury. At September 30, 2020, the Corporation did not have an outstanding balance with the PPPL Facility.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Modifications and Troubled Debt Restructures

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2020, $176 million in loan balances remained in deferral. Details of the modifications are included in "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Optional Delay of CECL Implementation

Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation has elected to delay implementation of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which would have become effective for the Corporation as of January 1, 2020. As discussed in NOTE 1. GENERAL of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, ASU 2016-13, provides for the replacement of the incurred loss model for recording the allowance for loan losses with CECL. However, as a result of the Corporation’s election, its first, second and third quarter 2020 financial statements have been prepared under the existing incurred loss model. As the temporary relief applicable to the Corporation’s compliance with CECL will end no later than December 31, 2020, the Corporation will implement CECL during the fourth quarter of 2020.

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

PPP Loans and PPPL Facility. On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective on April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At September 30, 2020, risk-weighted assets included $901.4 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At September 30, 2020, the Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans.

RESULTS OF OPERATIONS

Executive Summary

The Corporation reported third quarter 2020 net income of $36.2 million, compared to $36.8 million during the third quarter of 2019. Diluted earnings per share for the third quarter totaled $0.67 per share, compared to $0.71 per diluted share during the same period in 2019. Year-to-date net income totaled $103.5 million, compared to $116.6 million during the same period of 2019. Diluted earnings per share for the nine months ended September 30, 2020 was $1.91 per share, compared to $2.32 per share during the same period in 2019.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2020, total assets equaled $13.7 billion, an increase of $1.3 billion, or 10.3 percent, from December 31, 2019. The Corporation's total loan portfolio increased $778.7 million, or 9.2 percent from December 31, 2019. At September 30, 2020, the Corporation's PPP loans totaled $901.4 million, net of deferred processing fees and costs of $21.5 million, which were primarily included in the commercial and industrial loan class. The largest loan segments that experienced a decrease were construction real estate and home equity loans. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY/PROVISION FOR LOAN LOSSES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest-bearing deposits increased $155.7 million from December 31, 2019 due to excess liquidity from deposit growth and an increase in wholesale funding. Additionally, total investment securities increased $337.2 million from December 31, 2019 as a portion of the excess liquidity from deposit growth and additional wholesale funding was used to invest in the bond portfolio. Also contributing to the increase in investment securities was a $48.4 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to September 30, 2020 is primarily due to interest rate declines in 2020 as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for loan losses totaled $126.7 million as of September 30, 2020 and equaled 1.37 percent of total loans.  The Corporation's provision expense and net charge-offs for the three months ended September 30, 2020 were $12.5 million and $6.9 million, respectively, compared to provision expense and net charge-offs of $600,000 and $1.3 million, respectively, during the same period of 2019. For the three months ended September 30, 2020, there was one individual charge-off greater than $500,000 that totaled $6,665,000 and for the same period in 2019, there was one individual charge-off greater than $500,000 that totaled $1,318,000.

For the nine months ended September 30, 2020, the Corporation's provision expense and net charge-offs were $54.2 million and $7.7 million, respectively, compared to provision expense and net charge-offs of $2.3 million and $2.3 million during the same period in 2019. For the nine months ended September 30, 2020, there were two charge-offs greater than $500,000 for a total of $6,930,000 and for the same period in 2019, there were two individual charge-offs greater than $500,000 that totaled $3,273,000. The increase in the allowance for loan losses and provision expense primarily reflects our view of increased credit risk related to the COVID-19 pandemic.

Non-accrual loans totaled $56.7 million, an increase of $40.8 million from December 31, 2019. An increase of $36.0 million was attributed to the commercial and farmland segment, specifically non-owner occupied commercial real estate, as three relationships, primarily in the senior living and self storage sector, were moved to non-accrual during the second and third quarters of 2020. Additional details of the Allowance for Loan Losses and non-performing loans are discussed within the “LOAN QUALITY/PROVISION FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets increased $55.7 million from December 31, 2019. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts increased $54.2 million and $55.0 million, respectively, from December 31, 2019. The increases are primarily due to a $176.4 million increase in the related outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of September 30, 2020 compared to December 31, 2019. This was primarily the result of investors seeking the safety of U.S. Treasuries, coupled with Federal Reserve purchases of U.S. Treasuries, as containment efforts related to the COVID-19 outbreak began to significantly reduce economic activity.

As of September 30, 2020, total deposits equaled $10.9 billion, an increase of $1.1 billion from December 31, 2019. The Corporation experienced increases from December 31, 2019 in demand and savings accounts of $1.0 billion and $622.1 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $468.1 million and $116.8 million, respectively, from December 31, 2019. The low interest rate environment has resulted in customers moving funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Total borrowings increased $52.9 million as of September 30, 2020, compared to December 31, 2019. Federal Home Loan Bank advances increased $48.5 million compared to December 31, 2019. The Corporation took advantage of the low interest rate environment to lock in longer term FHLB advances at low rates. Additionally, the Corporation's Federal Funds purchased increased $25 million from December 31, 2019. Offsetting this increase, the Corporation redeemed $20.0 million of subordinated debentures. Of the redemptions, $10.0 million was for a partial redemption of debentures held by First Merchants Capital Trust II (“FMC Trust”) and the remaining $10.0 million was for a complete redemption of debentures held by Grabill Capital Trust I ("Grabill Trust"). Both FMC Trust and Grabill Trust used the proceeds from the redemptions to concurrently redeem like amounts of their capital (preferred) securities, each with an aggregate principal redemption price of $10.0 million. The common securities of FMC Trust are, and the common securities of Grabill Trust were, held by the Corporation (recorded in other assets). Subsequent to the redemption of its capital securities, Grabill Trust was dissolved.

The Corporation's other liabilities as of September 30, 2020 increased $115.5 million compared to December 31, 2019. The Corporation accrued $66.2 million of trade date accounting related to investment securities purchases as of September 30, 2020, of which, there was no accrual at December 31, 2019. Additionally, as noted above, the derivative hedge liability increased $55.0 million from December 31, 2019.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 77 percent of revenues for the nine months ended September 30, 2020. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

For the three and nine months ended September 30, 2020, the increase in earning assets from the same periods in 2019 was primarily attributable to the September 2019 MBT acquisition, an increase in loans as a result of $901.4 million of PPP loans and excess liquidity generated from growth in deposits and wholesale funding that was used to invest in the securities portfolio. Details regarding the MBT acquisition and changes in earning assets are discussed in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and the "EARNING ASSETS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the third quarter of 2020, asset yields decreased 119 basis points FTE compared to the same period in 2019. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19. Moreover, the 2020 addition of $901.4 million of PPP loans negatively impacted margin by 7 basis points during the quarter. Interest costs decreased 87 basis points, contributing to a 32 basis point FTE decrease in net interest spread as compared to the same period in 2019. Interest costs have decreased as management aggressively moved deposit rates down, coupled with a decline in wholesale funding rates. Interest-bearing deposit and borrowing costs decreased from 1.33 percent and 2.59 percent, respectively, during the three months ended September 30, 2019, to 0.45 percent and 1.92 percent, respectively, during the same period in 2020. Net interest margin, on a tax equivalent basis, decreased to 3.15 percent for the third quarter of 2020 compared to 3.62 percent during the same period in 2019.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3.3 million, which accounted for 10 basis points of net interest margin in the third quarter of 2020. Comparatively, the Corporation recognized $2.5 million of accretion income for the third quarter of 2019, or 10 basis points of net interest margin.

In the nine months ended September 30, 2020, asset yields decreased 96 basis points FTE compared to the same period in 2019. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19, and the decline in one-month LIBOR from 202 basis points as of September 30, 2019 to 15 basis points on September 30, 2020. Interest costs decreased 62 basis points, contributing to a 34 basis point FTE decrease in net interest spread as compared to the same period in 2019. Interest costs have decreased as management aggressively moved deposit rates down, coupled with a decline in wholesale funding rates. Interest-bearing deposit and borrowing costs decreased from 1.29 percent and 2.72 percent, respectively, during the nine months ended September 30, 2019 to 0.69 percent and 1.88 percent, respectively, during the same period in 2020. Net interest margin, on a tax equivalent basis, decreased to 3.26 percent for the nine months ended September 30, 2020 compared to 3.72 percent during the same period in 2019.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $10.5 million, which accounted for 12 basis points of net interest margin for the nine months ended September 30, 2020. Comparatively, the Corporation recognized $7.0 million of accretion income for the nine months ended September 30, 2019, or 10 basis points of net interest margin.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended September 30, 2020, and 2019.

(Dollars in Thousands)	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$301,529	$90	0.12%	$262,082	$1,363	2.06%
Federal Home Loan Bank stock	28,736	248	3.45	24,633	355	5.76
Investment Securities: (1)
Taxable	1,258,690	5,399	1.72	1,104,612	6,729	2.44
Tax-Exempt (2)	1,499,463	13,837	3.69	1,027,528	10,551	4.11
Total Investment Securities	2,758,153	19,236	2.79	2,132,140	17,280	3.24
Loans held for sale	24,705	257	4.16	21,913	274	5.00
Loans: (3)
Commercial	6,965,837	66,826	3.84	5,674,956	77,370	5.45
Real Estate Mortgage	887,661	9,996	4.50	822,874	9,518	4.63
Installment	693,363	7,083	4.09	715,428	9,688	5.42
Tax-Exempt (2)	681,273	6,829	4.01	538,157	5,696	4.23
Total Loans	9,252,839	90,991	3.93	7,773,328	102,546	5.28
Total Earning Assets	12,341,257	110,565	3.58%	10,192,183	121,544	4.77%
Net unrealized gain (loss) on securities available for sale	70,277			30,353
Allowance for loan losses	(125,150)			(80,918)
Cash and cash equivalents	169,539			143,266
Premises and equipment	113,216			99,021
Other assets	1,091,679			893,837
Total Assets	$13,660,818			$11,277,742
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$4,098,017	$3,890	0.38%	$3,134,675	$9,285	1.18%
Money market deposits	1,813,392	1,167	0.26	1,307,647	3,766	1.14
Savings deposits	1,574,700	583	0.15	1,244,859	2,523	0.80
Certificates and other time deposits	1,267,152	4,136	1.31	1,736,759	9,256	2.11
Total Interest-bearing Deposits	8,753,261	9,776	0.45	7,423,940	24,830	1.33
Borrowings	733,757	3,528	1.92	660,107	4,370	2.59
Total Interest-bearing Liabilities	9,487,018	13,304	0.56	8,084,047	29,200	1.43
Noninterest-bearing deposits	2,191,460			1,498,282
Other liabilities	151,040			98,818
Total Liabilities	11,829,518			9,681,147
Stockholders' Equity	1,831,300			1,596,595
Total Liabilities and Stockholders' Equity	$13,660,818	13,304		$11,277,742	29,200
Net Interest Income (FTE)		$97,261			$92,344
Net Interest Spread (FTE) (4)			3.02%			3.34%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.58%			4.77%
Interest Expense / Average Earning Assets			0.43%			1.15%
Net Interest Margin (FTE) (5)			3.15%			3.62%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2020 and 2019. These totals equal $4,340 and $3,412 for the three months ended September 30, 2020 and 2019, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$280,038	$799	0.38%	$184,640	$3,022	2.18%
Federal Home Loan Bank stock	28,736	828	3.84	24,603	1,028	5.57
Investment Securities: (1)
Taxable	1,302,943	19,177	1.96	1,021,102	19,822	2.59
Tax-Exempt (2)	1,342,477	38,335	3.81	923,030	28,684	4.14
Total Investment Securities	2,645,420	57,512	2.90	1,944,132	48,506	3.33
Loans held for sale	17,175	581	4.51	13,618	512	5.01
Loans: (3)
Commercial	6,698,042	213,241	4.24	5,469,377	224,766	5.48
Real Estate Mortgage	882,911	30,520	4.61	778,778	26,526	4.54
Installment	725,596	23,784	4.37	686,055	28,351	5.51
Tax-Exempt (2)	663,921	20,341	4.09	517,082	16,325	4.21
Total Loans	8,987,645	288,467	4.28	7,464,910	296,480	5.30
Total Earning Assets	11,941,839	347,606	3.88%	9,618,285	349,036	4.84%
Net unrealized gain on securities available for sale	58,623			12,856
Allowance for loan losses	(104,465)			(81,172)
Cash and cash equivalents	210,778			130,587
Premises and equipment	113,517			94,628
Other assets	1,077,497			848,480
Total Assets	$13,297,789			$10,623,664
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$3,880,489	$16,351	0.56%	$2,921,762	$24,844	1.13%
Money market deposits	1,674,622	6,647	0.53	1,222,860	10,057	1.10
Savings deposits	1,507,269	3,007	0.27	1,187,173	7,315	0.82
Certificates and other time deposits	1,476,499	18,226	1.65	1,652,141	25,295	2.04
Total Interest-bearing Deposits	8,538,879	44,231	0.69	6,983,936	67,511	1.29
Borrowings	796,836	11,237	1.88	636,295	12,997	2.72
Total Interest-bearing Liabilities	9,335,715	55,468	0.79	7,620,231	80,508	1.41
Noninterest-bearing deposits	2,002,898			1,413,120
Other liabilities	144,705			87,839
Total Liabilities	11,483,318			9,121,190
Stockholders' Equity	1,814,471			1,502,474
Total Liabilities and Stockholders' Equity	$13,297,789	55,468		$10,623,664	80,508
Net Interest Income (FTE)		$292,138			$268,528
Net Interest Spread (FTE) (4)			3.09%			3.43%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.88%			4.84%
Interest Expense / Average Earning Assets			0.62%			1.12%
Net Interest Margin (FTE) (5)			3.26%			3.72%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2020 and 2019. These totals equal $12,322 and $9,452 for the nine months ended September 30, 2020 and 2019, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $4.0 million, or 18.3 percent, in the third quarter of 2020, compared to the third quarter of 2019. The continued low mortgage interest rate environment produced an increase of $3.6 million in net gains and fees on sales of loans when compared to the same period in 2019. Additionally, the larger customer base resulting from the MBT acquisition on September 1, 2019, in addition to organic growth, resulted in an increase in fiduciary and wealth management fees of $1.5 million. Details of the Corporation's 2019 acquisition can be found in NOTE 2. ACQUISITION of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. Finally, net realized gains on the sales of available for sale securities increased by $1.4 million in the third quarter of 2020 when compared to the same period in 2019.
These increases were partially offset by a decrease in card payment fee income of $1.2 million in the third quarter of 2020 when compared to the third quarter of 2019. While the larger customer base resulting from the MBT acquisition and organic growth resulted in increased transaction volume, the cap placed on interchange fee income as a result of the Durbin Amendment to the Dodd-Frank Act became effective for the Bank July 1, 2020 and resulted in over $2 million less in interchange revenue. Additionally, service charges on deposit accounts decreased by $898,000 in the third quarter of 2020 when compared to the same period in 2019 mainly due to higher than normal customer deposit balances as a result of stimulus funds received in response to the COVID-19 pandemic. This resulted in significantly lower non-sufficient funds and overdraft fees during the quarter ended September 30, 2020.

During the first nine months of 2020, non-interest income increased $20.0 million, or 32.0 percent, compared to the same period in 2019. The larger customer base and the low mortgage interest rate environment combined to produce an increase of $7.6 million in net gains and fees on sales of loans. Additionally, the larger customer base from the MBT acquisition, in addition to organic growth, resulted in increases in fiduciary and wealth management fees, card payment fees, and derivative hedge fees of $5.3 million, $1.2 million and $744,000, respectively. Finally, net realized gains on the sales of available for sale securities increased by $6.1 million in the first nine months of 2020 when compared to the same period in 2019.

The increases noted above were partially offset by a decrease in service charges on deposit accounts of $1.1 million mainly due to higher than normal customer deposit balances as a result of stimulus funds received in response to the COVID-19 pandemic. This resulted in significantly lower non-sufficient funds and overdraft fees during the first nine months of 2020 when compared to the same period in 2019.

NON-INTEREST EXPENSE

Non-interest expense decreased $2.6 million, or 3.9 percent, in the third quarter of 2020, compared to the third quarter of 2019.  The acquisition of MBT on September 1, 2019 was the largest contributing factor to the decrease. In the third quarter of 2019, the Corporation recorded acquisition related expenses of $11.2 million primarily consisting of $5.2 million of contract terminations and core conversion expenses, $4.5 million of employee severance and retention expenses and $1.3 million of professional and other outside services expense.

While the third quarter of 2020 did not have the acquisition related expenses noted above, the larger franchise and growth in our customer base from the acquisition and organic growth resulted in increases in most non-interest expense categories with the largest being in salaries and employee benefits, net occupancy, and equipment which accounted for a $6.7 million increase in the third quarter of 2020 compared to the third quarter of 2019. Additionally, FDIC assessment expense increased $1.9 million in the third quarter of 2020, when compared to the same period in 2019, due to a combination of 2019 reflecting assessment credits issued as a result of the FDIC insurance fund reaching the FDIC's target minimum reserve ratio and increased expense in the current year resulting from the Corporation's FDIC assessment changing to the calculation applicable to banks over $10 billion in total assets. Finally, the Corporation incurred $618,000 of additional expense in the third quarter of 2020, compared to the same period of 2019, mainly in net occupancy and equipment costs, in response to social distancing and cleaning protocols related to actions taken in response to the COVID-19 pandemic.

Non-interest expense increased $9.3 million, or 5.1 percent, in the first nine months of 2020, compared to the same period in 2019. The MBT acquisition on September 1, 2019 resulted in increases in most non-interest expense categories due to the larger franchise and growth in our customer base with the largest increases in salaries and employee benefits, net occupancy, and equipment accounting for an increase of $14.3 million. Additionally, FDIC assessment expense increased $3.5 million in the first nine months of 2020, when compared to the same period in 2019, due to a combination of 2019 reflecting assessment credits issued as a result of the FDIC insurance fund reaching the FDIC's target minimum reserve ratio and increased expense in the current year resulting from the Corporation's FDIC assessment changing to the calculation applicable to banks over $10 billion in total assets. The Corporation also incurred $2.0 million of additional expense in the first nine months of 2020, compared to the same period of 2019, related to actions taken in response to the COVID-19 pandemic which included approximately $1.0 million recorded in marketing expense for donations to non-profit organizations in our communities on the front lines of the COVID-19 pandemic efforts and approximately $1.0 million in net occupancy and equipment costs in response to social distancing and cleaning protocols.

The increases noted above, for the nine-month period, were partially offset by the acquisition of MBT on September 1, 2019, as the Corporation recorded $11.9 million of acquisition-related expenses, primarily consisting of $5.2 million of contract termination and core system conversion expenses, $4.5 million of employee severance and retention expenses and $1.5 million of professional and other outside services expense. Additionally, the decrease in outside data processing fees of $1.5 million, when comparing the first nine months of 2020 to the first nine months of 2019, is mainly related to the sunsetting of a debit rewards program. Finally, the increase noted above in marketing expense was offset by a decrease of $1.2 million related to the fair lending settlement expense incurred in 2019.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INCOME TAXES

Income tax expense for the third quarter of 2020 was $5,621,000 on pre-tax net income of $41,831,000.  For the same period in 2019, income tax expense was $6,337,000 on pre-tax net income of $43,094,000. The effective income tax rates for the third quarter of 2020 and 2019 were 13.4 percent and 14.7 percent, respectively.

Income tax expense for the nine months ended September 30, 2020 was $13,734,000 on pre-tax net income of $117,199,000. For the same period in 2019, income tax expense was $21,027,000 on pre-tax net income of $137,657,000. The effective income tax rates for the nine months ended September 30, 2020 and 2019 were 11.7 percent and 15.3 percent, respectively.

The lower effective income tax rates during the three and nine months ended September 30, 2020 when compared to the same periods in 2019 was primarily driven by two factors. First, the abnormally high level of loan provision expense resulting from the economic impact of the COVID-19 pandemic has, and likely will continue, to distort the normal relationship of taxable income to tax-exempt income. Secondly, the CARES Act provided the opportunity to carryback certain federal net operating losses. The Corporation's net operating loss had previously been valued at the current statutory rate of 21 percent. As such, the Corporation booked a tax benefit of $1,178,000 in the first quarter of 2020 in recognition of the rate differential between the current rate and the rate in effect during the period to which the net operating loss was carried back.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below. Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2020, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies. The Corporation's and Bank's actual and required capital ratios as of September 30, 2020 and December 31, 2019 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,438,331	14.38%	$1,050,092	10.50%	N/A	N/A
First Merchants Bank	1,400,114	13.96	1,053,455	10.50	$1,003,291	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,248,299	12.48%	$850,075	8.50%	N/A	N/A
First Merchants Bank	1,274,686	12.71	852,797	8.50	$802,633	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,201,991	12.02%	$700,061	7.00%	N/A	N/A
First Merchants Bank	1,274,686	12.71	702,304	7.00	$652,139	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,248,299	9.53%	$523,790	4.00%	N/A	N/A
First Merchants Bank	1,274,686	9.75	522,926	4.00	$653,657	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,400,617	14.29%	$1,028,930	10.50%	N/A	N/A
First Merchants Bank	1,267,649	12.87	1,033,926	10.50	$984,691	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,255,333	12.81%	$832,943	8.50%	N/A	N/A
First Merchants Bank	1,187,365	12.06	836,988	8.50	$787,753	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,188,970	12.13%	$685,953	7.00%	N/A	N/A
First Merchants Bank	1,187,365	12.06	689,284	7.00	$640,049	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,255,333	10.54%	$476,383	4.00%	N/A	N/A
First Merchants Bank	1,187,365	9.99	475,564	4.00	$594,455	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At September 30, 2020, risk-weighted assets included $901.4 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At September 30, 2020, the Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans.

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

	September 30, 2020		December 31, 2019
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,833,656	$1,908,858	$1,786,437	$1,787,006
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(65,468)	(68,423)	(27,874)	(30,495)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,308	—	66,363	—
Less: Disallowed Goodwill and Intangible Assets	(566,072)	(565,624)	(569,468)	(569,021)
Total Tier 1 Capital (Regulatory)	1,248,299	1,274,686	1,255,333	1,187,365
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	125,032	125,428	80,284	80,284
Total Risk-Based Capital (Regulatory)	$1,438,331	$1,400,114	$1,400,617	$1,267,649

Net Risk-Weighted Assets (Regulatory)	$10,000,878	$10,032,908	$9,799,329	$9,849,913
Average Assets (Regulatory)	$13,094,746	$13,073,145	$11,909,571	$11,889,092

Total Risk-Based Capital Ratio (Regulatory)	14.38%	13.96%	14.29%	12.87%
Tier 1 Capital to Risk-Weighted Assets	12.48%	12.71%	12.81%	12.05%
Tier 1 Capital to Average Assets	9.53%	9.75%	10.54%	9.99%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,248,299	$1,274,686	$1,255,333	$1,187,365
Less: Qualified Capital Securities	(46,308)	—	(66,363)	—
CET1 Capital (Regulatory)	$1,201,991	$1,274,686	$1,188,970	$1,187,365

Net Risk-Weighted Assets (Regulatory)	$10,000,878	$10,032,908	$9,799,329	$9,849,913
CET1 Capital Ratio (Regulatory)	12.02%	12.71%	12.13%	12.05%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.57 percent at September 30, 2020, and 10.16 percent at December 31, 2019.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Total Stockholders' Equity (GAAP)	$1,833,656	$1,786,437
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(574,369)	(578,881)
Tangible common equity (non-GAAP)	$1,259,162	$1,207,431
Total assets (GAAP)	$13,737,350	$12,457,254
Less: Intangible assets (GAAP)	(574,369)	(578,881)
Tangible assets (non-GAAP)	$13,162,981	$11,878,373
Stockholders' Equity to Assets (GAAP)	13.35%	14.34%
Tangible common equity to tangible assets (non-GAAP)	9.57%	10.16%

Tangible common equity (non-GAAP)	$1,259,162	$1,207,431
Plus: Tax Benefit of intangibles (non-GAAP)	6,292	7,257
Tangible common equity, net of tax (non-GAAP)	$1,265,454	$1,214,688
Common Stock outstanding	53,892	55,368
Book Value (GAAP)	$34.02	$32.26
Tangible book value - common (non-GAAP)	$23.48	$21.94

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Average goodwill (GAAP)	$543,919	$477,260	$543,919	$456,107
Average core deposit intangible (GAAP)	31,357	26,193	32,851	24,088
Average deferred tax on CDI (GAAP)	(6,478)	(5,405)	(6,806)	(4,956)
Intangible adjustment (non-GAAP)	$568,798	$498,048	$569,964	$475,239
Average stockholders' equity (GAAP)	$1,831,300	$1,596,595	$1,814,471	$1,502,474
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(568,798)	(498,048)	(569,964)	(475,239)
Average tangible capital (non-GAAP)	$1,262,377	$1,098,422	$1,244,382	$1,027,110
Average assets (GAAP)	$13,660,818	$11,277,742	$13,297,789	$10,623,664
Intangible adjustment (non-GAAP)	(568,798)	(498,048)	(569,964)	(475,239)
Average tangible assets (non-GAAP)	$13,092,020	$10,779,694	$12,727,825	$10,148,425
Net income available to common stockholders (GAAP)	$36,210	$36,757	$103,465	$116,630
CDI amortization, net of tax (GAAP)	1,174	1,071	3,564	3,480
Tangible net income available to common stockholders (non-GAAP)	$37,384	$37,828	$107,029	$120,110
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.67	$0.71	$1.91	$2.32
Diluted tangible net income available to common stockholders (non-GAAP)	$0.69	$0.73	$1.97	$2.39
Ratios:
Return on average GAAP capital (ROE)	7.91%	9.21%	7.60%	10.35%
Return on average tangible capital	11.85%	13.78%	11.47%	15.59%
Return on average assets (ROA)	1.06%	1.30%	1.04%	1.46%
Return on average tangible assets	1.14%	1.40%	1.12%	1.58%

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

At September 30, 2020, non-performing loans totaled $59.4 million, an increase of $42.6 million from December 31, 2019. Loans not accruing interest income totaled $56.7 million at September 30, 2020, an increase of $40.8 million from December 31, 2019. An increase of $36.0 million was attributed to the commercial and farmland segment, specifically non-owner occupied commercial real estate, as three relationships were moved to non-accrual during the second and third quarters of 2020. These three relationships involve four properties, three of which total $31.2 million in the senior living sector and the fourth totals $3.4 million in the self-storage sector. Additionally, $4.7 million of the increase in non-accrual loans was in the commercial and industrial loans segment. This largest portion of this increase was due to the addition of a $2.8 million loan in the university logo apparel sports industry. This loan was added to the non-accrual list in the second quarter at a balance of $14.4 million, but was restructured in the third quarter resulting in a $6.7 million charge-off.

Other real estate owned and repossessions, totaling $6.9 million at September 30, 2020, decreased $543,000 from December 31, 2019. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At September 30, 2020, impaired loans totaled $52.5 million, an increase of $40.8 million from the December 31, 2019 balance of $11.7 million. Also at September 30, 2020, a specific allowance for losses was not deemed necessary for impaired loans totaling $14.7 million as there were no identified losses on these credits. An allowance of $9.1 million was recorded for the remaining balance of these impaired loans totaling $37.8 million, and was included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Non-Performing Assets:
Non-accrual loans	$56,739	$15,949
Renegotiated loans	2,677	841
Non-performing loans (NPL)	59,416	16,790
OREO and Repossessions	6,984	7,527
Non-performing assets (NPA)	66,400	24,317
Loans 90-days or more delinquent and still accruing	1,330	69
NPAs and loans 90-days or more delinquent	$67,730	$24,386
Impaired Loans	$52,484	$11,709

The non-accrual balances in the table above include troubled debt loan restructures totaling $1.7 million and $709,000 as of September 30, 2020 and December 31, 2019, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$5,950	$1,259
Agricultural production financing and other loans to farmers	1,100	183
Real estate loans:
Construction	6,340	7,191
Commercial and farmland	43,740	7,103
Residential	7,581	6,810
Home equity	2,912	1,795
Individuals' loans for household and other personal expenditures	65	45
Public finance and other commercial loans	42	—
Non-performing assets and loans 90-days or more delinquent:	$67,730	$24,386

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications in response to COVID-19 borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The following table summarizes modifications that remained in deferment as of the period indicated:

	September 30, 2020
	Recorded Balance	Number of Loans
Commercial and industrial loans	$29,735	33
Agriculture production financing and other loans to farmers	265	2
Real estate loans:
Construction	3,093	1
Commercial and farmland	134,435	62
Residential	6,815	50
Home equity	1,286	11
Individuals' loans for household and other personal expenditures	305	20
Total	$175,934	179

During the third quarter of 2020, a second COVID-19 related modification was processed on approximately $116 million of loan balances. Of the loans still in deferment at September 30, 2020, $92 million, or 52 percent of the balance, were in the hotel industry.

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
The Corporation’s total loan balance increased $778.7 million from December 31, 2019 to $9.2 billion at September 30, 2020. PPP loans accounted for $901.4 million of the total loan balance at September 30, 2020. At September 30, 2020, the allowance for loan and lease losses totaled $126.7 million, which represents an increase of $46.4 million from December 31, 2019. As a percent of loans, the allowance for loan losses was 1.37 percent at September 30, 2020 compared to 0.95 percent at December 31, 2019. When excluding PPP loans of $901.4 million, the allowance for loan losses as a percentage of total loans was 1.52 percent as of September 30, 2020. Under the terms of the PPP, the loans are fully guaranteed by the SBA.

The allowance was increased primarily due an increase in the national and local economic conditions qualitative factor and to an increase in impairment. Continuing uncertainty surrounding the current economic climate prompted by the COVID-19 pandemic and governmental actions taken to reduce the spread of the virus have contributed to a higher level of unemployment which has negatively impacted consumer and business spending. Due to this uncertainty, the national and local economic conditions qualitative factor has increased $35.1 million during 2020. In addition, impairment increased $8.5 million from December 31, 2019 due primarily to the addition of specific reserves, of $7.9 million, related to commercial senior living relationships. See discussion of the impact of the COVID-19 pandemic in the “COVID-19, THE CARES ACT AND RELATED REGULATORY ACTIONS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses for the three months and nine months ended September 30, 2020 was $12.5 million and $54.2 million, respectively. Comparatively, the provision for loan losses for the three months and nine months ended September 30, 2019 was $600,000 and $2.3 million, respectively. The year-over-year increase in the provision for loan losses primarily reflects our view of increased credit risk related to the COVID-19 pandemic.

Net charge-offs totaling $6.9 million and $7.7 million, respectively, were recognized for the three and nine months ended September 30, 2020. Comparatively, net charge-offs totaled $1.3 million and $2.3 million, respectively, for the same periods in 2019. For the three months ended September 30, 2020, there was one individual charge-off greater than $500,000 that totaled $6,665,000 and for the nine months ended September 30, 2020 there were two charge-offs greater than $500,000 for a total of $6,930,000. There have been no recoveries greater than these amounts in 2020. For the three months ended September 30, 2019, there was one individual charge-off greater than $500,000 that totaled $1,318,000. For the nine months ended September 30, 2019, there were two individual charge-offs greater than $500,000 that totaled $3,273,000. For the three months ended September 30, 2019, there were no individual recoveries greater than $500,000. For the nine months ended September 30, 2019, there was one individual recovery greater than $500,000, which totaled $738,000. The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2020 and 2019 are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Net charge-offs (Recoveries):
Commercial and industrial loans	$6,702	$23	$6,862	$(130)
Agricultural production financing and other loans to farmers	(72)	(3)	(67)	13
Real estate loans:
Construction	—	1,007	(37)	1,226
Commercial and farmland	(46)	(72)	(10)	876
Residential	19	8	50	62
Home equity	296	25	616	(44)
Individuals' loans for household and other personal expenditures	38	4	335	39
Public finance and other commercial loans	—	311	—	239
Total net charge-offs	$6,937	$1,303	$7,749	$2,281

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.8 billion at September 30, 2020, an increase of $34.1 million, or 1.9 percent, from December 31, 2019.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $9.7 million at September 30, 2020. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as funding sources.  At September 30, 2020, total borrowings from the FHLB were $399.5 million The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2020 was $690.3 million.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required payments related to operating leases and borrowings at September 30, 2020 are as follows:

(Dollars in Thousands)	Remaining 2020	2021	2022	2023	2024	2025 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$913	$3,458	$3,331	$2,937	$2,867	$10,277	$—	$23,783
Federal funds purchased	80,000	—	—	—	—	—	—	80,000
Securities sold under repurchase agreements	187,732	—	—	—	—	—	—	187,732
Federal Home Loan Bank advances	20,024	55,097	75,097	115,097	97	134,110	—	399,522
Subordinated debentures and other borrowings	—	—	—	—	—	122,012	(3,692)	118,320
Total	$288,669	$58,555	$78,428	$118,034	$2,964	$266,399	$(3,692)	$809,357

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

Summarized credit-related financial instruments at September 30, 2020 are as follows:

(Dollars in Thousands)	September 30, 2020
Amounts of commitments:
Loan commitments to extend credit	$3,462,258
Standby and commercial letters of credit	31,908
$3,494,166

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2020, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2020, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many drivers are at or near historical lows due to the FOMC's rate reductions in March 2020 in response to COVID-19. Total rate movements (beginning point minus ending point) to each of the various driver rates utilized by management have the following results:

	September 30, 2020
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal funds	200	—
One-year CMT	200	(4)
Three-year CMT	200	(4)
Five-year CMT	200	(5)
CD's	200	(16)
FHLB advances	200	(1)

Results for the base, rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2020
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net interest income	$348,659	$367,460	$352,237
Variance from base		$18,800	$3,577
Percent of change from base		5.4%	1.0%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2020 and December 31, 2019. Earning assets increased by $1.3 billion during the nine months ended September 30, 2020.

Interest-bearing deposits increased $155.7 million from December 31, 2019 due to excess liquidity from deposit growth and an increase in wholesale funding. Additionally, total investment securities increased $337.2 million from December 31, 2019 as a portion of the excess liquidity from deposit growth and additional wholesale funding was used to invest in the bond portfolio. Also contributing to the increase in investment securities was a $48.4 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to September 30, 2020 is primarily due to interest rate declines in 2020 as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio.

Loans and loans held for sale increased $778.7 million from December 31, 2019. As of September 30, 2020, the Corporation had $901.4 million of PPP loans, which were primarily included in the commercial and industrial loan class. The largest loan segments that experienced a decrease from December 31, 2019 were real estate construction and home equity loans. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Interest-bearing deposits	$273,936	$118,263
Investment securities available for sale	1,824,160	1,790,025
Investment securities held to maturity	1,109,126	806,038
Loans held for sale	3,183	9,037
Loans	9,243,833	8,459,310
Federal Home Loan Bank stock	28,736	28,736
Total	$12,482,974	$11,211,409

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

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted the Corporation’s business and financial results, and the continued impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (i)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July, 2020	35,668	$24.43	—	—
August, 2020	275	$26.36	—	—
September, 2020	422	$24.40	—	—

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

10.1
Consulting Agreement between Michael C. Rechin and First Merchants Corporation, effective January 1, 2021 (Incorporated by reference to registrant’s Form 8-K filed on September 29, 2020) (SEC No. 000-17071) (1)

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

(1) Management contract or compensatory plan.
(2) Filed herewith.
(3) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

November 9, 2020	By: /s/ Michael C. Rechin
Michael C. Rechin
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2020	By: /s/ Mark K. Hardwick
Mark K. Hardwick
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)