Form 10-K
period 2020-12-31
FIRST MERCHANTS CORP
filed 2021-03-01
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $1,483,142,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2020).

As of February 23, 2021 there were 54,347,186 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 11, 2021

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

Arlington Bank	The Arlington Bank, which was acquired by the Corporation on May 19, 2017
ASC	Accounting Standards Codification
AOCI	Accumulated Other Comprehensive Income
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BHC Act	Bank Holding Company Act of 1956
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMT	Constant Maturity Treasury
CAA	The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, provided the annual funding for the federal government and also contained several rules giving further COVID-19 relief
Corporation	First Merchants Corporation
COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Impact Payments	Economic stimulus payments of up to $1,200 per adult and $500 per child, subject to eligibility requirements and certain limitations, as established under the CARES Act and distributed by the IRS.
ERISA	Employee Retirement Income Security Act of 1974
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
IAB	Independent Alliance Banks, Inc., which was acquired by the Corporation on July 14, 2017
Indiana DFI	Indiana Department of Financial Institutions
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus issued by banking regulators on March 22, 2020
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
RSA	Restricted Stock Awards
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
PPPLF	Paycheck Protection Program Liquidity Facility, which was established by the Federal Reserve.
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SEC	Securities and Exchange Commission
TCJA	Tax Cuts and Jobs Act, which was enacted by the U.S. Government on December 22, 2017
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.
Treasury	U.S. Department of Treasury
USI	USI Insurance Services, LLC

FORWARD-LOOKING STATEMENTS

The Corporation from time to time includes forward-looking statements in its oral and written communication. The Corporation may include forward-looking statements in filings with the SEC, such as its Annual Reports on Form 10-K and its Quarterly Reports on Form 10-Q, in other written materials and oral statements made by senior management to analysts, investors, representatives of the media and others. The Corporation intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Corporation is including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may” or similar expressions. These forward-looking statements include:

•statements of the Corporation’s goals, intentions and expectations;
•statements regarding the Corporation’s business plan and growth strategies;
•statements regarding the asset quality of the Corporation’s loan and investment portfolios; and
•estimates of the Corporation’s risks and future costs and benefits.

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

PART I: ITEM 1. BUSINESS

PART I
ITEM 1. BUSINESS

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 124 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2020, the Corporation had consolidated assets of $14.1 billion, consolidated deposits of $11.4 billion and stockholders’ equity of $1.9 billion.

HUMAN CAPITAL

As of December 31, 2020, the Corporation and its subsidiaries had 1,907 full-time equivalent employees. Our stated mission to be the most responsive, knowledgeable, and high performing bank requires a dedicated and talented team of colleagues to succeed. Our employees prepare, every day, to deliver a customer and colleague experience that grows the Corporation. We seek to attract, retain and develop a team of diverse, committed colleagues who are capable of delivering a whole-bank delivery approach. And, we promote a work culture of development, growth, internal promotion and career pathing.

Best Places to Work / Employer of Choice: Winning Best Places to Work in at least three of our four operating states over the past three years, we constantly strive to be an employer of choice. Onboarding, training, talent assessment and development, career conversations, development planning and a culture of pride in high performance help us achieve employer of choice status. Trust, respect, integrity and commitment are at the core of our success.

Employee Engagement: Our biennial Employee Engagement Survey is conducted by a third party vendor for confidentiality and anonymity for increased candid feedback. Results show consistently strong employee engagement with over 87 percent of our employees considered to be “highly engaged.” Our response rates are high (83 percent) with the survey results providing valuable feedback that helps managers promote work satisfaction and high contribution.

Education Assistance: First Merchants offers an education assistance program that supports full- and part-time colleagues as they seek degree programs that will help them advance their careers. From 2018-2020, 144 employees participated in the Education Assistance program with a total investment of approximately $639,000.

Corporate Training: Leveraging a blend of custom designed / internally built training programs and external development resources, First Merchants employees are trained and prepared to perform confidently with role-based training and training focused on topics such as privacy, fair banking and many other industry specific topics and regulations. Our training completion rates are very high related to required development (99 percent completion, due only to leaves of absence) and our Learning Management System (LMS) archives all development in the Corporation. This creates transcripts and a system to further enhance development.

Diversity Equity and Inclusion: We believe in attracting, retaining and promoting a diverse workforce. 2020 marked the beginning of several Diversity Equity and Inclusion ("DEI") initiatives aimed at promoting the career growth and engagement of all First Merchants employees. Our largest employee resource group (First Women Connections) expanded as it continues to promote the careers of women in the Corporation. The creation of a DEI Employee Council is attended by nearly 100 employees every two weeks and the formation of a DEI Steering Committee was established to provide clear direction and set priorities around our efforts to further our successes of our increasingly diverse organization.

Talent Assessment, Succession Planning and Career Path: Nearly 1,000 of our employees participated in our annual Calibration Process (9 Box Talent Assessment) with the goal of ensuring employees are held to the same high standards across the Corporation and to identify specific development action planning to help retain employees with high potential and performance, increase job satisfaction and high productivity. Talent calibration supports succession and career planning for the Corporation.

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

PART I: ITEM 1. BUSINESS

ACQUISITION AND DIVESTITURE POLICY

The Corporation anticipates that it will continue its policy of geographic expansion of its banking business through the acquisition of banks whose operations are consistent with its banking philosophy.  Management routinely explores opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of its services and its customer base. Future acquisitions and divestitures will be driven by a disciplined financial evaluation process and will be consistent with the Corporation's strategy of community banking, client relationships and consistent quality earnings. As with previous acquisitions, the consideration paid in future acquisitions may be in the form of cash or First Merchants common stock, or a combination thereof. The amount and structure of such consideration is based on reasonable growth, synergies and economies of scale and a thorough analysis of the impact on both long- and short-term financial results. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per share may occur in connection with any future transaction. The Corporation's ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon the Corporation's bank regulators' views at the time as to the capital levels, quality of management and the Corporation's overall condition and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.

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

COMPETITION

The Bank is located in Indiana, Ohio, Michigan and Illinois counties where other financial services companies provide similar banking services. The Bank faces substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which the Bank operates, though the Bank also competes with smaller community banks that seek to offer similar service levels. The Bank also faces competition from many other types of institutions, including, without limitation savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to enter and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer broader range of products and services as well as better pricing for those products and services than we can. Finally, the Bank's competitors may choose to offer lower loan interest rates and pay higher deposit rates.

The Bank believes that the most important criteria to their targeted clients when selecting a bank is the customer's desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of financial products. Additionally, when presented with a choice, the Bank believes that many of their targeted clients prefer to deal with an institution that favors local decision making as opposed to where many important decisions regarding a client's financial affairs are made outside the local community.

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

The Corporation and its subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. Significant elements of the laws and regulations applicable to the Corporation and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statues, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Corporation and its subsidiaries could have a material effect on the Corporation's business, financial condition or results of operations.

PART I: ITEM 1. BUSINESS

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

The BHC Act requires the Corporation to obtain the prior approval of the Federal Reserve before:
•acquiring direct or indirect control or ownership of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the voting shares of the bank or bank holding company;
•merging or consolidating with another bank holding company; or
•acquiring substantially all of the assets of any bank.

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

Capital Adequacy Guidelines for Bank Holding Companies (Basel III)

The Corporation and the Bank are subject to certain risk-based capital and leverage ratio requirements under the Basel III capital rules adopted by United States banking regulators. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act.

The Basel III rules require the Corporation and the Bank to maintain minimum ratios of common equity tier 1 capital (“CET1”), tier 1 capital, and total capital to total risk-weighted assets, and of tier 1 capital to average total assets, all of which are calculated as defined in the regulations. Basel III specifies that CET1 consists of common stock instruments (that meet the Basel III eligibility criteria), retained earnings, accumulated other comprehensive income and CET1 minority interest. Basel III also defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting the specified requirements of Basel III.

Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer of 2.50 percent above the adequately capitalized CET1, tier 1 and total capital to risk-weighted assets ratios.

Specifically, Basel III requires the Corporation and the Bank to maintain:

•a minimum ratio of CET1 to risk-weighted assets of a least 4.5 percent, plus the 2.5 percent capital conservation buffer effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0 percent;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the 2.5 percent capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent;
•a minimum ratio of total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0 percent, plus the 2.5 percent capital conservation buffer effectively resulting in a minimum total capital ratio of 10.5 percent; and
•a minimum leverage ratio of 4.0 percent, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

Basel III also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Corporation or the Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with risk-weighted capital ratios above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. Under Basel III, the Corporation and the Bank made a one-time election to filter out certain AOCI components.

PART I: ITEM 1. BUSINESS

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

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2020, risk-weighted assets included $667.1 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility, which provides Federal Reserve Bank loans to eligible financial institutions such as the Bank to fund PPP loans (the “PPPL Facility”), the agencies clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At December 31, 2020, the Corporation did not have an outstanding balance with the PPPL Facility; therefore, there were no adjustments to the leverage ratio for PPP loans. See “- COVID-19, The CARES Act and Related Legislative and Regulatory Actions” below for additional information.

The following are the Corporation’s regulatory capital ratios as of December 31, 2020:

	Corporation	Basel III Minimum Capital Required
Total risk-based capital to risk-weighted assets	14.36%	10.50%
Tier 1 capital to risk-weighted assets	12.48%	8.50%
Common equity tier 1 capital to risk-weighted assets	12.02%	7.00%
Tier 1 capital to average assets	9.57%	4.00%

Impact of CECL Implementation on Regulatory Capital

As discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, the FASB issued the “current expected credit losses” (“CECL”) accounting standard in 2016 to address concerns relating to the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the CECL model. While the original implementation date of the CECL model was January 1, 2020, the CARES Act and a related joint statement of federal banking regulators provided financial institutions with optional temporary relief from having to comply with implementation of the CECL standard. This temporary relief was set to expire on December 31, 2020. However, the 2021 Consolidated Appropriations Act (the “CAA”), which was signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates or January 1, 2022. The Corporation had elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation has elected to further delay adoption of CECL to January 1, 2021. This will allow the Corporation to utilize the CECL standard for the entire year of adoption.

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year transition period that federal banking regulators had already made available. While the Corporation has elected to delay implementation of ASU No. 2016-13 as described above, it expects to take advantage of the additional time permitted by this interim final rule, which will largely delay the effects of CECL on its regulatory capital through December 31, 2022. Beginning on January 1, 2023, the Corporation will be required to phase in 25 percent of the previously deferred estimated capital impact of CECL, with an additional 25 percent to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2026. Under the interim final rule, the amount of adjustments to regulatory capital that can be deferred until the phase-in period includes both the initial impact of our adoption of CECL, and 25 percent of subsequent changes in our allowance for credit losses during each quarter following implementation of CECL until December 31, 2022.

PART I: ITEM 1. BUSINESS

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
The Consumer Financial Protection Bureau (“CFPB”), an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. The quarter ended December 31, 2019 was the fourth consecutive quarter that the Bank reported assets exceeding $10 billion. As a result, effective as of the beginning of the second quarter of 2020, the Bank and its affiliates became subject to CFPB supervisory and enforcement authority. See “- Dodd-Frank Wall Street Reform and Consumer Protection Act” and “- Consumer Financial Protection” below for additional information.

Bank Capital Requirements
Capital adequacy is an important indicator of financial stability and performance. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies including, in the case of both the Bank and the Corporation, the Basel III requirements discussed above under “- Capital Adequacy Guidelines for Bank Holding Companies (Basel III)” and, in the case of the Bank, the “prompt corrective action” requirements discussed below under “- FDIC Improvement Act of 1991 (FDICIA).” Under the regulations, a capital category is assigned to the regulated entity, which is largely determined by four ratios that are calculated according to the applicable regulations: total risk-based capital, tier 1 risk-based capital, common equity tier 1 capital, and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from “well capitalized” to “critically undercapitalized”. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

FDIC Improvement Act of 1991 (FDICIA)

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

The "prompt corrective action" regulations require the following for well capitalized status:

•    a minimum CET1 risk-based capital ratio of a least 6.5 percent;
•    a minimum tier 1 risk-based capital ratio of at least 8.0 percent;
•    a minimum total risk-based capital ratio of at least 10.0 percent; and
•    a minimum leverage ratio of 5.0 percent.

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

As of December 31, 2020, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

PART I: ITEM 1. BUSINESS

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes. Although most of the required regulations of the Dodd-Frank Act have been promulgated and implemented (or are being implemented over time), there are additional regulations yet to be finalized by the authorized federal agencies. The changes resulting from the Dodd-Frank Act have impacted the profitability of the Corporation’s business activities, required changes to certain business practices, and imposed more stringent capital, liquidity and leverage requirements, and, when fully implemented, may further adversely affect our business. Among other things, the Dodd-Frank Act has resulted, and in the future will likely result, in:
•increases to the cost of the Corporation’s operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, including higher deposit insurance premiums;
•limitations on the Corporation’s ability to raise additional capital through the use of trust preferred securities, as new issuances of these securities may no longer be included as Tier 1 capital;
•reduced flexibility for the Corporation to generate or originate certain revenue-producing assets based on increased regulatory capital standards;
•limitations on the Corporation’s ability to expand consumer product and service offerings due to stricter consumer protection laws and regulations; and
•as the Corporation's assets now exceed $10 billion, compliance with the Durbin Amendment has resulted in a material reduction of interchange fee income paid by merchants when debit cards are used as payment.

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

Durbin Amendment

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions.

Interchange fees, or "swipe" fees, are charges that merchants pay the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to the issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

As the Corporation's assets exceeded $10 billion, compliance with the Durbin Amendment began July 1, 2020. For the last six months of 2020, compliance with the Durbin Amendment resulted in a material reduction of interchange fee income paid by merchants when debit cards were used as a source of payment.

Volcker Rule

The Volcker Rule, which was adopted under the Dodd-Frank Act, places certain limitations on the trading activity of insured depository institutions and their affiliates subject to certain exceptions. The restricted trading activity includes purchasing or selling certain types of securities or instruments in order to benefit from short-term price movements or to realize short-term profits. Exceptions to the Volcker Rule include trading in certain U.S. Government or other municipal securities and trading conducted (i) in certain capacities as a broker or other agent, or as a fiduciary on behalf of customers, (ii) to satisfy a debt previously contracted, (iii) pursuant to repurchase and securities lending agreements, and (iv) in risk-mitigating hedging activities. The Volcker Rule also prohibits banking institutions from having an ownership interest in a hedge fund or private equity fund.

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

Deposit Insurance

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, the Bank is subject to deposit insurance premiums and assessments to maintain the Deposit Insurance Fund. The Bank’s deposit insurance premium assessment rate depends on the asset and supervisory categories to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the Deposit Insurance Fund and to impose special additional assessments.

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

The performance score measures an institution's financial performance and its ability to withstand stress. The loss severity score quantifies the relative magnitude of potential losses to the FDIC in the event of an institution's failure. Once the performance and loss severity scores are calculated, those scores are converted to a total score. An institution with a total score of 30 or less will pay the minimum base assessment rate, and an institution with a total score of 90 or more will pay the maximum initial base assessment rate. For total scores between 30 and 90, initial base assessment rates will rise at an increasing rate as the total score increases.

The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Dividend Limitations

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2020, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $207,182,000.

Brokered Deposits

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors. The Corporation and the Bank were well capitalized as of December 31, 2020.

Consumer Financial Protection

The Bank is subject to a number of federal and state consumer protection laws that govern its relationship with customers. These laws include, but are not limited to:
•the Equal Credit Opportunity Act (prohibiting discrimination on the basis of race, religion or other prohibited factors in the extension of credit);
•the Fair Credit Reporting Act (governing the provision of consumer information to credit reporting agencies and the use of consumer information);
•the Truth-In-Lending Act (governing disclosures of credit terms to consumer borrowers);
•the Truth-in-Savings Act (which requires disclosure of deposit terms to consumers);
•the Electronic Funds Transfer Act (governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services);
•the Fair Debt Collection Act (governing the manner in which consumer debts may be collected by collection agencies);
•the Right to Financial Privacy Act (which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records);
•the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans; and
•the respective state-law counterparts to the above laws, as applicable, as well as state usury laws and laws regarding unfair and deceptive acts and practices.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in the Corporation’s failure to obtain any required bank regulatory approval for merger or acquisition transactions that it may wish to pursue or prohibition from engaging in such transactions even if approval is not required. The CFPB, an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. As stated previously, with its assets having exceeded $10 billion for four consecutive quarters, the Bank and its affiliates became subject to CFPB supervisory and enforcement authority effective as of the beginning of the second quarter of 2020.

PART I: ITEM 1. BUSINESS

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. These ratings are outstanding, satisfactory, needs to improve or substantial noncompliance. During its last examination, a rating of satisfactory was received by the Bank.

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

PART I: ITEM 1. BUSINESS

COVID-19, The CARES Act and Related Legislative and Regulatory Actions

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the shelter in place mandates in effect beginning early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, decreased significantly during 2020. Most states have reopened, albeit under limited capacities and under other social distancing restrictions; however, commercial activity has not returned to the levels existing prior to the outbreak of the pandemic. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted.

The continued impact of COVID-19 on the Corporation will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.  It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities.  Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted and vaccination rates have increased, are also unknown.  As a result of COVID-19 and the actions taken to contain it or reduce its impact, we may experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  Our commercial and consumer customers are experiencing varying degrees of financial distress, which is expected to continue in 2021, especially if positive cases increase and economic shutdowns continue. These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers. While we expect nearly every industry to have some impact from COVID-19, some industries will be impacted more than others. In particular, senior living, hotel and accommodations, and restaurants and food service have been the most affected by COVID-19 and account for approximately 7 percent of total loans.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Additionally, in response to the COVID-19 pandemic, we have taken a number of actions to offer various forms of support to our customers, employees and communities that have experienced impacts from this development. The Corporation contributed approximately $1 million to non-profit organizations in our communities on the front lines of fighting the COVID-19 pandemic. In response to social distancing protocols, we have modified office locations by installing protective barriers, required the use of personal protective equipment and incurred additional cleaning and janitorial expense to disinfect banking centers and office locations, which cost $1.5 million.  Additionally, we have enhanced mobile and online services, such as increased mobile deposit limits, to allow more transactions to be completed outside the banking centers.  We have also provided customer alerts focused on COVID-19 scams and fraud education and prevention.

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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the Flexibility Act), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The Bank has actively participated in assisting its customers with applications for resources through the program. PPP loans earn interest at a fixed rate of 1 percent and primarily have a two-year term. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Under the terms of the PPP, the loans are fully guaranteed by the SBA. As discussed below under “The 2021 Consolidated Appropriations Act ("CAA"),” an additional $284 billion in funding has been made available under the PPP, with authority to make loans under the program being extended through March 31, 2021. During 2021, the Bank plans to offer additional PPP loans as authorized under the CAA.

PART I: ITEM 1. BUSINESS

Loan Modifications and Troubled Debt Restructures

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. As provided under the CAA (see below), qualified loan modifications will continue to be exempt from classification as a troubled debt restructure until the earlier of 60 days after the national emergency termination date or January 1, 2022. In accordance with such guidance, the Bank has offered and will continue to offer short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These have included and will continue to include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

Regulatory Capital

The CARES Act, the CAA and certain actions by federal banking regulators have resulted in modifications to, or delays in implementation of, various regulatory capital rules applicable to banking organizations. See “- Capital Adequacy Guidelines for Bank Holding Companies (Basel III)” above for additional information.

The 2021 Consolidated Appropriations Act

On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”) that provides federal government funding through the end of its 2021 fiscal year. In addition to delivering direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA provide for (i) an additional $284 billion in funding for the Paycheck Protection Program (“PPP”), through March 31, 2021, (ii) an extension of the temporary delay for implementation of the CECL accounting standard, and (iii) further suspension of the troubled debt restructure assessment and reporting requirements for financial institutions under GAAP.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2020			2019			2018
Assets:
Interest-bearing deposits	$319,686	$938	0.29%	$211,683	$4,225	2.00%	$110,232	$2,241	2.03%
Federal Home Loan Bank stock	28,736	1,042	3.63	25,645	1,370	5.34	24,538	1,234	5.03
Investment Securities: (1)
Taxable	1,282,827	24,440	1.91	1,101,247	27,815	2.53	841,203	21,597	2.57
Tax-exempt (2)	1,440,913	53,596	3.72	987,006	40,070	4.06	762,623	32,290	4.23
Total investment securities	2,723,740	78,036	2.87	2,088,253	67,885	3.25	1,603,826	53,887	3.36
Loans held for sale	18,559	781	4.21	18,402	780	4.24	11,425	540	4.73
Loans: (3)
Commercial	6,755,215	286,773	4.25	5,631,146	306,139	5.44	5,143,576	274,302	5.33
Real estate mortgage	889,083	40,002	4.50	811,188	37,782	4.66	733,709	33,549	4.57
Installment	718,815	30,708	4.27	701,459	38,071	5.43	640,310	34,110	5.33
Tax-exempt (2)	669,483	27,194	4.06	527,995	22,238	4.21	468,751	18,813	4.01
Total loans	9,051,155	385,458	4.26	7,690,190	405,010	5.27	6,997,771	361,314	5.16
Total earning assets	12,123,317	465,474	3.84%	10,015,771	478,490	4.78%	8,736,367	418,676	4.79%
Net unrealized gain (loss) on securities available for sale	59,639			17,676			(14,790)
Allowance for loan losses	(110,963)			(81,000)			(77,444)
Cash and cash equivalents	200,366			142,857			131,925
Premises and equipment	113,642			99,343			94,567
Other assets	1,080,268			896,673			818,432
Total Assets	$13,466,269			$11,091,320			$9,689,057
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$4,009,566	$20,239	0.50%	$3,070,861	$33,921	1.10%	$2,319,081	$17,577	0.76%
Money market deposit accounts	1,769,478	7,810	0.44	1,300,064	14,111	1.09	1,097,762	6,721	0.61
Savings deposits	1,534,069	3,641	0.24	1,242,468	9,464	0.76	1,065,031	5,230	0.49
Certificates and other time deposits	1,346,967	20,050	1.49	1,673,292	34,089	2.04	1,514,271	22,014	1.45
Total interest-bearing deposits	8,660,080	51,740	0.60	7,286,685	91,585	1.26	5,996,145	51,542	0.86
Borrowings	768,238	14,641	1.91	644,729	17,160	2.66	718,061	17,545	2.44
Total interest-bearing liabilities	9,428,318	66,381	0.70	7,931,414	108,745	1.37	6,714,206	69,087	1.03
Noninterest-bearing deposits	2,068,026			1,495,949			1,573,337
Other liabilities	144,790			94,342			57,653
Total Liabilities	11,641,134			9,521,705			8,345,196
Stockholders' Equity	1,825,135			1,569,615			1,343,861
Total Liabilities and Stockholders' Equity	$13,466,269	66,381		$11,091,320	108,745		$9,689,057	69,087
Net Interest Income (FTE)		$399,093			$369,745			$349,589
Net Interest Spread (FTE) (4)			3.14%			3.41%			3.76%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.84%			4.78%			4.79%
Interest Expense / Average Earning Assets			0.55%			1.09%			0.79%
Net Interest Margin (FTE) (5)			3.29%			3.69%			4.00%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2020, 2019 and 2018. These totals equal $16,966, $13,085 and $10,732, respectively.

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

PART I: ITEM 1. BUSINESS

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average balance or average interest rate for both earning assets and interest-bearing liabilities. The volume differences were computed as the difference in volume between the current and prior year multiplied by the interest rate from the prior year. The interest rate changes were computed as the difference in rate between the current and prior year multiplied by the volume from the prior year.  Volume and rate variances have been allocated on the basis of the absolute relationship between volume variances and rate variances.

	2020 Compared to 2019 Increase (Decrease) Due To			2019 Compared to 2018 Increase (Decrease) Due To			2018 Compared to 2017 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$1,467	$(4,754)	$(3,287)	$2,026	$(42)	$1,984	$450	$1,055	$1,505
Federal Home Loan Bank stock	151	(479)	(328)	57	79	136	168	172	340
Investment securities	18,895	(8,744)	10,151	15,799	(1,801)	13,998	8,551	(5,044)	3,507
Loans held for sale	7	(6)	1	301	(61)	240	190	(112)	78
Loans	65,095	(84,648)	(19,553)	35,993	7,463	43,456	56,084	24,996	81,080
Totals	85,615	(98,631)	(13,016)	54,176	5,638	59,814	65,443	21,067	86,510
Interest Expense:
Interest-bearing deposit accounts	8,341	(22,023)	(13,682)	6,779	9,565	16,344	2,509	9,251	11,760
Money market deposit accounts	3,951	(10,252)	(6,301)	1,423	5,967	7,390	540	3,393	3,933
Savings deposits	1,832	(7,655)	(5,823)	983	3,251	4,234	239	4,257	4,496
Certificates and other time deposits	(5,896)	(8,143)	(14,039)	2,504	9,571	12,075	2,061	5,486	7,547
Borrowings	2,911	(5,430)	(2,519)	(1,877)	1,492	(385)	1,185	2,554	3,739
Totals	11,139	(53,503)	(42,364)	9,812	29,846	39,658	6,534	24,941	31,475
Change in net interest income (fully taxable equivalent basis)	$74,476	$(45,128)	29,348	$44,364	$(24,208)	20,156	$58,909	$(3,874)	55,035
Tax equivalent adjustment using marginal rate of 21% for 2020, 2019 and 2018			(3,881)			(2,353)			6,538
Change in net interest income			$25,467			$17,803			$61,573

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

The Corporation’s management has evaluated all securities with unrealized losses for OTTI as of December 31, 2020 and concluded no OTTI existed in 2020.

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

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of the investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$2,380	$50	$—	$2,430
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	632,267	22,505	103	654,669
Corporate obligations	4,031	104	—	4,135
Total available for sale	1,807,389	112,079	349	1,919,119
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	31,087	10	113	30,984
State and municipal	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	575,154	17,889	107	592,936
Foreign investment	1,500	—	—	1,500
Total held to maturity	1,227,668	52,877	252	1,280,293
Total Investment Securities	$3,035,057	$164,956	$601	$3,199,412

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2019
U.S. Government-sponsored agency securities	$38,529	$346	$—	$38,875
State and municipal	859,511	41,092	807	899,796
U.S. Government-sponsored mortgage-backed securities	842,349	10,378	1,404	851,323
Corporate obligations	31	—	—	31
Total available for sale	1,740,420	51,816	2,211	1,790,025
Held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	15,619	1	37	15,583
State and municipal	354,115	15,151	107	369,159
U.S. Government-sponsored mortgage-backed securities	434,804	6,921	401	441,324
Foreign investment	1,500	—	—	1,500
Total held to maturity	806,038	22,073	545	827,566
Total Investment Securities	$2,546,458	$73,889	$2,756	$2,617,591

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2018
U.S. Government-sponsored agency securities	$13,493	$92	$3	$13,582
State and municipal	605,994	5,995	5,854	606,135
U.S. Government-sponsored mortgage-backed securities	530,209	634	8,396	522,447
Corporate obligations	31	—	—	31
Total available for sale	1,149,727	6,721	14,253	1,142,195
Held to maturity at December 31, 2018
U.S. Government-sponsored agency securities	22,618	—	545	22,073
State and municipal	197,909	2,858	872	199,895
U.S. Government-sponsored mortgage-backed securities	268,860	713	3,323	266,250
Foreign investment	1,000	—	1	999
Total held to maturity	490,387	3,571	4,741	489,217
Total Investment Securities	$1,640,114	$10,292	$18,994	$1,631,412

PART I: ITEM 1. BUSINESS

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2020		2019		2018
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$28,736	3.6%	$28,736	4.8%	$24,588	5.0%
Total	$28,736	3.6%	$28,736	4.8%	$24,588	5.0%

The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2020, 2019 or 2018 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2020 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2020
U.S. Government-sponsored agency securities	$878	1.9%	$1,552	2.0%	$—	—%
State and municipal	475	5.9%	4,212	4.3%	71,119	3.6%
Corporate obligations	—	—%	—	—%	4,104	5.0%
	$1,353	3.3%	$5,764	3.7%	$75,223	3.7%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$—	—%	$—	—%	$2,430	2.0%
State and municipal	1,182,079	3.6%	—	—%	1,257,885	3.6%
U.S. Government-sponsored mortgage-backed securities	—	—%	654,669	2.2%	654,669	2.2%
Corporate obligations	31	—%	—	—%	4,135	5.0%
	$1,182,110	3.6%	$654,669	2.2%	$1,919,119	3.1%

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	$100	1.9%	$—	—%	$30,987	1.0%
State and municipal	9,612	4.1%	20,741	4.4%	84,421	4.0%
Foreign investment	—	—%	1,500	2.9%	—	—%
	$9,712	4.1%	$22,241	4.3%	$115,408	3.2%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$—	—%	$—	—%	$31,087	1.0%
State and municipal	505,153	3.2%	—	—%	619,927	3.4%
U.S. Government-sponsored mortgage-backed securities	—	—%	575,154	1.9%	575,154	1.9%
Foreign investment	—	—%	—	—%	1,500	2.9%
	$505,153	3.2%	$575,154	1.9%	$1,227,668	2.6%

_______________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 21 percent tax rate.

PART I: ITEM 1. BUSINESS

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2020
State and municipal	$5,368	$246	$—	$—	$5,368	$246
U.S. Government-sponsored mortgage-backed securities	9,651	103	—	—	9,651	103
Total Temporarily Impaired Available for Sale Securities	15,019	349	—	—	15,019	349
Temporarily Impaired Held to Maturity Securities at December 31, 2020
U.S. Government-sponsored agency securities	20,881	113	—	—	20,881	113
State and municipal	3,477	32	—	—	3,477	32
U.S. Government-sponsored mortgage-backed securities	41,504	107	—	—	41,504	107
Total Temporarily Impaired Held to Maturity Securities	65,862	252	—	—	65,862	252
Total Temporarily Impaired Investment Securities	$80,881	$601	$—	$—	$80,881	$601

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2019
State and municipal	$76,273	$807	$—	$—	$76,273	$807
U.S. Government-sponsored mortgage-backed securities	127,673	1,326	20,796	78	148,469	1,404
Total Temporarily Impaired Available for Sale Securities	203,946	2,133	20,796	78	224,742	2,211
Temporarily Impaired Held to Maturity Securities at December 31, 2019
U.S. Government-sponsored agency securities	3,016	4	12,467	33	15,483	37
State and municipal	22,947	107	—	—	22,947	107
U.S. Government-sponsored mortgage-backed securities	124,253	364	7,991	37	132,244	401
Total Temporarily Impaired Held to Maturity Securities	150,216	475	20,458	70	170,674	545
Total Temporarily Impaired Investment Securities	$354,162	$2,608	$41,254	$148	$395,416	$2,756

LOAN PORTFOLIO

Loans are generated from customers primarily in Indiana, Illinois, Ohio, and Michigan and are typically secured by specific items of collateral, including real property, consumer assets, and business assets. The following table shows the composition of the Corporation’s loan portfolio by collateral classification, including purchased credit impaired loans, for the years indicated:

	2020		2019		2018		2017		2016
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$2,776,699	30.0%	$2,109,879	24.9%	$1,726,664	23.9%	$1,493,493	22.1%	$1,194,646	23.2%
Agricultural land, production and other loans to farmers	281,884	3.0	334,172	4.0	334,325	4.6	366,235	5.4	229,032	4.5
Real estate loans:
Construction	484,723	5.2	787,568	9.3	545,729	7.5	612,219	9.1	418,703	8.1
Commercial real estate, non-owner occupied	2,220,949	24.0	1,902,692	22.4	1,865,544	25.9	1,617,943	24.0	1,272,415	24.9
Commercial real estate, owner occupied	958,501	10.4	909,695	10.8	724,637	10.0	700,270	10.4	531,304	10.3
Residential	1,234,741	13.4	1,143,217	13.5	966,421	13.4	962,765	14.3	739,169	14.4
Home equity	508,259	5.5	588,984	7.0	528,157	7.3	514,021	7.6	418,525	8.1
Individuals' loans for household and other personal expenditures	129,479	1.5	135,989	1.6	99,788	1.4	86,935	1.3	77,479	1.5
Public finance and other commercial loans	647,939	7.0	547,114	6.5	433,202	6.0	397,318	5.8	258,372	5.0
Loans	9,243,174	100.0%	8,459,310	100.0%	7,224,467	100.0%	6,751,199	100.0%	5,139,645	100.0%
Allowance for loan losses	(130,648)		(80,284)		(80,552)		(75,032)		(66,037)
Net Loans	$9,112,526		$8,379,026		$7,143,915		$6,676,167		$5,073,608

Public finance and other commercial loans is primarily comprised of loans secured by states and political subdivisions in the United States.

PART I: ITEM 1. BUSINESS

The following table details gross loan balances by acquisition and the associated fair value discount as of the acquisition date.

(Dollars in Thousands)
Acquired Institution	Date	Gross Loan Balance	Fair Value Discount
MBT	September 1, 2019	$751,353	$18,775
IAB	July 14, 2017	$749,713	$23,737
Arlington Bank	May 19, 2017	$238,867	$6,561

At December 31, 2020 and 2019, the remaining fair value discount on acquired loans was $23.0 million and $36.6 million, respectively.

LOAN MATURITIES

Presented in the table below are the maturities of loans outstanding as of December 31, 2020, by collateral classification. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates. The tables classify variable rate loans pursuant to the contractual repricing dates of the underlying loans, while fixed rate loans are classified by contractual maturity date.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$1,642,196	$953,578	$180,925	$2,776,699
Agricultural land, production and other loans to farmers	113,388	124,557	43,939	281,884
Real estate loans:
Construction	433,339	17,599	33,785	484,723
Commercial real estate, non-owner occupied	1,538,228	548,596	134,125	2,220,949
Commercial real estate, owner occupied	416,094	400,008	142,399	958,501
Residential	115,340	150,653	968,748	1,234,741
Home Equity	388,733	104,177	15,349	508,259
Individuals' loans for household and other personal expenditures	34,566	67,784	27,129	129,479
Public finance and other commercial loans	47,884	37,577	562,478	647,939
Total	$4,729,768	$2,404,529	$2,108,877	$9,243,174

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$1,688,607	$1,997,163
Variable rate	715,922	111,714
Total	$2,404,529	$2,108,877

NON-PERFORMING ASSETS

The table below summarizes non-performing assets and loans deemed impaired in accordance with ASC 310-10 for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2020	2019	2018	2017	2016
Non-performing assets:
Non-accrual loans	$61,471	$15,949	$26,148	$28,724	$29,998
Renegotiated loans	3,240	841	1,103	1,013	4,747
Non-performing loans (NPL)	64,711	16,790	27,251	29,737	34,745
Other real estate owned	940	7,527	2,179	10,373	8,966
Non-performing assets (NPA)	65,651	24,317	29,430	40,110	43,711
90 days or more delinquent and still accruing	746	69	1,855	924	112
NPAs & 90 days or more delinquent	$66,397	$24,386	$31,285	$41,034	$43,823
Impaired loans	$56,156	$11,709	$22,025	$23,211	$26,015

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded, but not deemed collectible, is reversed and charged against current income. Payments subsequently received on non-accrual loans are applied to principal.

At December 31, 2020, non-accrual loans totaled $61.5 million, an increase of $45.5 million from December 31, 2019. The increase in non-accrual loan balances during 2020 was primarily due to three relationships involving four non-owner occupied commercial real estate properties, in the senior and assisted living industry, moving to non-accrual. The total reported balance of these loans was $40.0 million. At December 31, 2020, 2019, 2018, 2017, and 2016, non-accrual loans include assets acquired during the periods of $7.9 million, $3.7 million, $0, $4.8 million, and $0, respectively.

PART I: ITEM 1. BUSINESS

Other real estate owned ("OREO") at December 31, 2020 decreased $6.6 million from the December 31, 2019 balance of $7.5 million. The decrease in OREO was primarily due to the sale of a single commercial property with a carrying value of $5.9 million. At December 31, 2020, OREO did not include any acquired assets. At December 31, 2019, OREO included assets acquired from MBT of $136,000. OREO did not include any assets that were acquired as of the years ended 2018, 2017 and 2016, respectively.

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

For the year ended December 31, 2020, interest income of $1.3 million was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $3.3 million would have been recognized under their loan terms.

Impaired loans, which include loans accounted for under ASC 310-30, totaled $56.2 million at December 31, 2020. A loan is deemed impaired under ASC 310 when, based on current information or events, it is probable that all amounts of principal and interest due according to the contractual terms of the loan agreement will not be collected. A specific allowance of $12.9 million, on a subset of impaired loans totaling $48.4 million, was included in the Corporation’s December 31, 2020 allowance for loan losses. Loss reserves for acquired loans totaled $557,000, and were included in the aforementioned specific allowance as a result of deterioration subsequent to the acquisition.

An allowable method for determining impairment is estimating the fair value of collateral on collateral dependent loans.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a discounted cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

In addition to the impaired loans discussed above, management also identified commercial loans totaling $518.0 million as of December 31, 2020 that were deemed to be risk graded criticized, but not impaired. Comparatively, commercial loans risk graded criticized but not deemed impaired at December 31, 2019 totaled $330.4 million. These loans are not included in the table above, or the impaired loan table in the footnotes to the consolidated financial statements.  A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse.

See additional information regarding loan credit quality in the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the loan loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2020	2019	2018	2017	2016
Allowance for loan losses:
Balances, January 1	$80,284	$80,552	$75,032	$66,037	$62,453
Charge-offs:
Commercial (1)	8,536	1,732	2,316	1,383	2,464
Commercial real estate (2)	313	3,675	2,741	1,737	2,408
Consumer	643	569	749	593	567
Residential	993	645	2,177	1,315	1,990
Total Charge-offs	10,485	6,621	7,983	5,028	7,429
Recoveries:
Commercial (3)	819	1,244	2,456	1,590	1,806
Commercial real estate (4)	431	1,289	2,525	2,260	2,090
Consumer	260	401	302	324	369
Residential	666	619	993	706	1,091
Total Recoveries	2,176	3,553	6,276	4,880	5,356
Net Charge-offs	8,309	3,068	1,707	148	2,073
Provisions for loan losses	58,673	2,800	7,227	9,143	5,657
Balance at December 31	$130,648	$80,284	$80,552	$75,032	$66,037
Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.04%	0.02%	—%	0.04%

Details of the Allowance for Loan Losses and non-performing loans are discussed within the “LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Presented below is an analysis of the composition of the allowance for loan losses and percent of loans in each category to total loans, by collateral segment, as of the years indicated.

	2020		2019		2018		2017		2016
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$47,115	37.9%	$32,902	32.5%	$32,657	31.1%	$30,420	29.8%	$27,698	29.8%
Commercial real estate	51,070	41.8	28,778	45.4	29,609	46.8	27,343	47.0	23,661	46.2
Consumer	9,648	1.4	4,035	1.6	3,964	1.4	3,732	1.3	2,923	1.5
Residential	22,815	18.9	14,569	20.5	14,322	20.7	13,537	21.9	11,755	22.5
Totals	$130,648	100.0%	$80,284	100.0%	$80,552	100.0%	$75,032	100.0%	$66,037	100.0%

The increase in the allowance was due to the increase in specific reserves and an increase in the national and local economic conditions qualitative factor, which reflects the Corporation's view of increased risk related to the COVID-19 pandemic.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2020, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans: Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings.

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

___________________________

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

PART I: ITEM 1. BUSINESS

PROVISION FOR LOAN LOSSES

Loan losses are a cost of doing business in the banking industry. Although management emphasizes the early detection and charge-off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis and recognized loan losses, net of recoveries, are deducted from the established allowance. Over time, all net loan losses are charged to earnings. Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. In any period, the determination of the provision for loan losses is based on management’s continuing review and evaluation of the loan portfolio. The evaluation by management includes consideration of the current economic conditions, past loan loss experience, changes in the composition of the loan portfolio as well as the current condition and amount of loans outstanding. See additional information in the “PROVISION EXPENSE AND ALLOWANCE FOR LOAN LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2020, 2019 and 2018 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2020, certificates of deposit and other time deposits of $100,000 or more mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Certificates of deposit and other time deposits	$48,950	$90,029	$133,634	$73,581	$346,194
Percent	14%	26%	39%	21%	100%

RETURN ON EQUITY AND ASSETS

See the information regarding return on equity and assets presented within Part II: Item 6. SELECTED FINANCIAL DATA of this Annual Report on Form 10-K.

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2020	2019	2018
Balance at December 31:
Federal funds purchased	$—	$55,000	$104,000
Securities sold under repurchase agreements (short-term portion)	177,102	187,946	113,512
Federal Home Loan Bank advances (short-term portion)	55,097	41,370	113,712
Total short-term borrowings	$232,199	$284,316	$331,224

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations, certain municipal securities and mortgage loans.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2020	2019	2018
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	0.3%	1.4%	1.7%
Securities sold under repurchase agreements (short-term portion)	0.2%	0.8%	0.9%
Federal Home Loan Bank advances (short-term portion)	1.8%	1.8%	1.5%
Total short-term borrowings	0.6%	1.1%	1.4%
Weighted Average Interest Rate During the Year:
Federal funds purchased	0.9%	2.3%	1.9%
Securities sold under repurchase agreements (short-term portion)	0.3%	1.0%	0.6%
Federal Home Loan Bank advances (short-term portion)	1.9%	1.8%	2.0%
Total short-term borrowings	0.8%	1.4%	1.4%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$80,000	$80,000	$124,911
Securities sold under repurchase agreements (short-term portion)	197,928	191,603	143,016
Federal Home Loan Bank advances (short-term portion)	131,300	163,800	211,800
Total short-term borrowings	$409,228	$435,403	$479,727
Average Amount Outstanding During the year:
Federal funds purchased	$13,126	$10,810	$36,873
Securities sold under repurchase agreements (short-term portion)	180,740	136,274	124,762
Federal Home Loan Bank advances (short-term portion)	67,408	89,677	137,499
Total short-term borrowings	$261,274	$236,761	$299,134

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

Operational Risks

•The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted the Corporation’s business and financial results, and the continued impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

COVID-19, which has been identified as a pandemic by the World Health Organization and declared a national emergency in the United States, continues to significantly impact the global economy (including the states and local economies in which we operate) and create significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted. Furthermore, the pandemic has caused, and could continue to influence, the recognition of credit losses in the Corporation’s loan portfolios and increases in the Corporation’s allowance for credit losses as our customers are negatively impacted by the economic downturn. In addition, governmental actions have resulted in decreased interest rates and yields, which may lead to decreases in the Corporation’s net interest income.

As our banking regulators have encouraged us to work prudently with borrowers who are unable to meet their contractual payment obligations due to the effects of COVID-19, the Bank has implemented certain hardship relief programs (including payment deferrals, fee waivers, extensions of repayment terms, and other delays in payment). As a result, the Bank has made numerous short-term loan modifications for customers who are current and otherwise not past due. As provided under the CARES Act and extended by the 2021 Consolidated Appropriations Act, these qualified loan modifications are currently exempt by law from classification as troubled debt restructures as defined by GAAP. The potential adverse impact resulting from the inability of customers to repay loans on a timely basis cannot be determined at this time. However, the extent of such impact, as reflected in the Corporation's financial statements, may be muted by these loan modifications, which would have the effect of delaying loan loss recognition until after any applicable deferral period.

The spread of COVID-19 has caused the Corporation to modify its business practices (including developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Furthermore, the Corporation’s business operations have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

COVID-19 has not yet been contained and the extent to which it continues to impact the Corporation’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the outbreak, the potential for a seasonal or other resurgence, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section. While we do not yet know the full extent of the COVID-19 impact, the negative effects on the Corporation’s business, results of operations and financial condition could be material.

•As a participating lender in the Small Business Administration’s Paycheck Protection Program (the “PPP” or “program”), the Corporation and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the CARES Act was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses, eligible nonprofits and certain others can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Under the terms of the program, loans are to be fully guaranteed by the SBA. Congress has approved additional funding for the program since it began, most recently on December 27, 2020 as part of the 2021 Consolidated Appropriations Act, whereby authority to make loans under the program was extended through March 31, 2021. The Bank is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Corporation to risks relating to noncompliance with the PPP.

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

PART I: ITEM 1A. AND ITEM 1B.

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

•The Corporation’s allowance for loan losses may not be adequate to cover actual losses.

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

In addition, the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as amended, on January 1, 2021 will impact our methodology for estimating the allowance for credit losses and could increase volatility in the Corporation's financial results. See NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on its consolidated balance sheet as of January 1, 2021. The allowance increased by 57 percent from December 31, 2020 because it covered expected credit losses over the life of the loan portfolio, which approximates four years, and it includes all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which was approximately $21 million. The ongoing impact of adopting this ASU is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgments.

•The Corporation may suffer losses in its loan portfolio despite its underwriting practices.

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
•The Corporation's wholesale funding sources may prove insufficient to replace deposits or support future growth.

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

•The Corporation relies on dividends from its subsidiaries for its liquidity needs.

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

•Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

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

PART I: ITEM 1A. AND ITEM 1B.

•The Corporation faces operational risks because the nature of the financial services business involves a high volume of transactions.

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

•Cyber incidents and other security breaches at the Corporation, its service providers or counterparties, or in the business community or markets may negatively impact the Corporation’s business or performance.

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

The ongoing COVID-19 pandemic is introducing additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of pandemic, there has been an increase in attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

•The Corporation continually encounters technological change.

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

PART I: ITEM 1A. AND ITEM 1B.

•The Corporation is subject to environmental liability risk associated with our Bank branches and any real estate collateral we acquire upon foreclosure.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. The costs associated with investigation and remediation activities could be substantial. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage, including damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before initiating foreclosure, these actions may not be sufficient to detect all potential environmental hazards.

We also have an extensive branch network, owning branch locations throughout the areas we serve that may be subject to similar environmental liability risks. Environmental laws may require us to incur substantial expenses and could materially reduce the affected property's value or limit our ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

•Significant legal actions could subject the Corporation to substantial uninsured liabilities.

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

•The Corporation’s controls and procedures may fail or be circumvented.

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

•The Corporation’s methods of reducing risk exposure may not be effective.

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

•The Corporation’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

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

PART I: ITEM 1A. AND ITEM 1B.

•A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2020, the Corporation had goodwill of $543.9 million recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill. The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

•Changes in accounting standards could materially impact the Corporation’s financial statements.

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

•Negative publicity could damage the Corporation’s reputation and adversely impact its business and financial results.

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

•The Corporation may not be able to pay dividends in the future in accordance with past practice.

The Corporation has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors.

•The Bank is operating under a Settlement Agreement and Agreed Order ("Settlement Agreement") with the United States Department of Justice ("DOJ"), and its failure to comply with the Agreement could materially and adversely affect our business.

The Bank is operating under a Settlement Agreement and Agreed Order with the DOJ. The Settlement Agreement and Agreed Order was effective August 8, 2019 and has a four year term. The Bank’s failure to comply with the Settlement Agreement could materially and adversely affect our business Our Board of Directors and executive management team have been working diligently to comply with the Settlement Agreement and believe that they have allocated sufficient resources to address the corrective actions required by the DOJ. Compliance with and resolution of the Settlement Agreement will ultimately be determined by the DOJ. The Bank’s failure to comply with the Settlement Agreement and to successfully implement its requirements or the general perception of the Settlement Agreement by other regulators with jurisdiction over the Corporation or the Bank could have a material and adverse effect on our business, results of operation, financial condition, plans for and timing of future acquisitions and expansion, cash flows and stock price.

Market and Industry Risks

•The Corporation’s business and financial results are significantly affected by general business and economic conditions.

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. The Corporation's offices are primarily located in Indiana, Illinois, Ohio and Michigan. Worsening economic conditions in our market areas could negatively impact the financial condition, results of operations and stock price of the Corporation. For example, a prolonged economic downturn, increases in unemployment, or other events that affect household and/or corporate incomes could result in deterioration of credit quality, an increase in the allowance for loan losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

PART I: ITEM 1A. AND ITEM 1B.

•Changes in the domestic interest rate environment could affect the Corporation’s net interest income as well as the valuation of assets and liabilities.

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

Governments have taken unprecedented steps to partially mitigate the adverse effects of their COVID-19 containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The Federal Reserve has taken wide-ranging actions as well. Since March 15, 2020, the Federal Open Market Committee has reduced the target range for the federal funds rate to 0 percent to 0.25 percent. The Federal Reserve has also initiated a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds and other investments, and numerous facilities to support the flow of credit to households and businesses. These activities have the effect of suppressing long-term interest rates and could lead to unforeseen consequences.

•The replacement of LIBOR with an alternative reference rate could have an adverse impact on the Corporation.

In July 2017, the U.K. Financial Conduct Authority, the authority regulating LIBOR, announced that LIBOR in its current state would be discontinued at the end of 2022. LIBOR is commonly referenced in financial contracts and the Corporation has exposure to the termination of this interest rate index in loans, derivatives, debt agreements, and other instruments. A cross functional project team has been established to determine the level of exposure, identify the appropriate replacement rate(s), and develop migration strategies. Industry groups, regulators and other various oversight bodies will be consulted throughout the transition. Any replacement interest rate(s) may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. In addition, amending certain contracts indexed to LIBOR may require consent from impacted counterparties which could be difficult to obtain. The financial and operational impact of the transition is unknown at this time.

•Changes in the laws, regulations and policies governing banks and financial services companies could alter the Corporation’s business environment and adversely affect operations.

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

PART I: ITEM 1A. AND ITEM 1B.

•The Corporation is subject to heightened regulatory requirements as the Corporation's assets have exceeded $10 billion.

Based on the Corporation’s organic growth and recent acquisitions, the Corporation’s total consolidated assets exceeded $10 billion for four consecutive quarters as of December 31, 2019. As a result, the Corporation is subject to increased regulatory scrutiny and additional expectations imposed by the Dodd-Frank Act. The increased regulatory scrutiny comes from the examination of compliance with federal consumer protection laws by the CFPB. The CFPB’s examination practices continue to evolve and it is uncertain how they might impact the Corporation. The Durbin Amendment imposes limits on interchange fees paid by merchants to banks whose assets exceed $10 billion when debit cards are used as payment. These limits have materially reduced the Corporation’s fee income and that reduction is expected to continue. Compliance with the CFPB standards could increase the Corporation’s operational costs. Our other regulators may also consider our compliance with these requirements when examining our operations generally or considering any request for regulatory approval we may make.

•Our FDIC insurance premiums may increase, and special assessments could be made, which might negatively impact our results of operations.

High levels of insured institution failures, as a result of the last recession, significantly increased losses to the Deposit Insurance Fund of the FDIC. Further, the Dodd-Frank Act mandated the FDIC to increase the level of its reserves for future losses in its Deposit Insurance Fund. Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in the Bank’s financial condition or capital strength, and future conditions in the banking industry. As the Corporation's assets have exceeded $10 billion, the method for calculating the Bank’s FDIC assessment has changed. The calculation change materially increased the Corporation's FDIC assessment and the increase is expected to continue. See the “Deposit Insurance” section of “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” under this Item 1. Business for additional information.

•The banking and financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Corporation’s financial results.

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

•Changes in tax legislation could materially impact the Corporation’s business and financial results.

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

PART I: ITEM 1A. AND ITEM 1B.

General Risk Factors

•A disaster, natural or otherwise, acts of terrorism and political or military actions taken by the United States or other governments could adversely affect the Corporation’s business, directly or indirectly.

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

•The Corporation’s stock price can be volatile.

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

The Bank conducts business through numerous facilities owned and leased.  Of the 124 banking offices operated by the Bank, 109 are owned and 15 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2020 was $111,062,000.

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

Mark K. Hardwick, 50, Chief Executive Officer, Corporation
Chief Executive Officer of the Corporation since January 2021; Executive Vice President and Chief Financial Officer and Chief Operating Officer of the Corporation from May 2016 to January 2021; Executive Vice President and Chief Financial Officer of the Corporation from December 2005 to May 2016; Senior Vice President and Chief Financial Officer of the Corporation from April 2002 to December 2005; Corporate Controller of the Corporation from November 1997 to April 2002.

Michael J. Stewart, 55, President, Corporation
President of the Corporation since January 2021; Executive Vice President and Chief Banking Officer of the Corporation from February 2008 to January 2021; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

Michele M. Kawiecki, 48, Executive Vice President and Chief Financial Officer, Corporation
Executive Vice President and Chief Financial Officer of the Corporation since January 2021; Senior Vice President and Director of Finance of the Corporation from March 2015 to January 2021; Senior Vice President of Capital Management and Assistant Treasurer of UMB Financial Corporation from May 2011 to March 2015; Director of Corporate Development and Enterprise Project Management at UMB Financial Corporation from May 2008 to May 2011; Chief Risk Officer at UMB Financial Corporation from February 2004 to May 2008.

John J. Martin, 54, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 52, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Jeffrey B. Lorentson, 57, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since June 2007; Corporate Controller of First Indiana Bank from June 2006 to June 2007; First Vice President and Corporate Controller of the Corporation from 2003 to 2006; Vice President and Corporate Controller of the Corporation from 2002 to 2003.

Steven C. Harris, 57, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since November, 2016; First Vice President, Director of Talent Development of FMC from March 2016 to November 2016, Senior Vice President, Regional Retail Manager of PNC Bank from February 2015 to March 2016, Senior Vice President and Market Sales and Service Manager, PNC Bank from June 2009 to February 2015.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the KBW Nasdaq Regional Banking Index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.

Total Return Performance
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
First Merchants Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

		Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
First Merchants Corporation	$100.00	$151.05	$171.62	$142.57	$177.65	$165.37
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
KBW Nasdaq Regional Banking Index	100.00	139.02	141.45	116.70	144.49	131.91

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the Nasdaq Global Select Market under the symbol FRME. At the close of business on February 23, 2021, the number of shares outstanding was 54,347,186. There were 4,426 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2020, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October, 2020	3,012	$26.49	—	—
November, 2020	76	$33.34	—	—
December, 2020	—	$—	—	—

(1) Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

(2) On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. Details regarding the 2021 stock repurchase program are discussed in NOTE 27. SUBSEQUENT EVENTS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	45,800	$15.00	1,488,577
Total	45,800	$15.00	1,488,577

PART II: ITEM 5. AND ITEM 6.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in Thousands, Except Share Data)	2020	2019	2018	2017	2016
Operations (1) (2) (3)
Net interest income fully taxable equivalent (FTE) basis	$399,093	$369,745	$349,589	$294,554	$240,014
Less tax equivalent adjustment	16,966	13,085	10,732	17,270	13,541
Net interest income	382,127	356,660	338,857	277,284	226,473
Provision for loan losses	58,673	2,800	7,227	9,143	5,657
Net interest income after provision for loan losses	323,454	353,860	331,630	268,141	220,816
Total other income	109,926	86,688	76,459	71,009	65,203
Total other expenses	263,405	246,763	219,951	205,556	177,359
Income before income tax expense	169,975	193,785	188,138	133,594	108,660
Income tax expense	21,375	29,325	28,999	37,524	27,609
Net income available to common stockholders	$148,600	$164,460	$159,139	$96,070	$81,051

Per Share Data
Basic net income available to common stockholders	$2.75	$3.20	$3.23	$2.13	$1.99
Diluted net income available to common stockholders	2.74	3.19	3.22	2.12	1.98
Cash dividends paid - common	1.04	1.00	0.84	0.69	0.54
December 31 book value - common	34.78	32.26	28.53	26.51	22.04
December 31 tangible book value - common (4)	24.27	21.94	19.12	16.96	15.85
December 31 market value (bid price) - common	37.41	41.59	34.27	42.06	37.65

Average Balances (1) (2) (3)
Total assets	$13,466,269	$11,091,320	$9,689,057	$8,196,229	$6,899,265
Total loans (5)	9,051,155	7,690,190	6,997,771	5,881,284	4,814,005
Earning assets	12,123,317	10,015,771	8,736,367	7,335,702	6,180,050
Total deposits	10,728,106	8,782,634	7,569,482	6,368,751	5,438,217
Total stockholders' equity	1,825,135	1,569,615	1,343,861	1,110,524	884,664

Year-End Balances (1) (2) (3)
Total assets	$14,067,210	$12,457,254	$9,884,716	$9,367,478	$7,211,611
Total loans (5)	9,247,140	8,468,347	7,229,245	6,758,415	5,142,574
Allowance for loan losses	130,648	80,284	80,552	75,032	66,037
Total deposits	11,361,610	9,839,956	7,754,593	7,172,530	5,556,498
Total stockholders' equity	1,875,645	1,786,437	1,408,260	1,303,463	901,657

Financial Ratios (1) (2) (3)
Return on average assets	1.10%	1.48%	1.64%	1.17%	1.17%
Return on average stockholders' equity	8.14	10.48	11.84	8.65	9.16
Average earning assets to average assets	90.03	90.30	90.17	89.50	89.58
Allowance for loan losses as % of total loans	1.41	0.95	1.11	1.11	1.28
Dividend payout ratio	37.96	31.35	26.09	32.55	27.27
Average stockholders' equity to average assets	13.55	14.15	13.87	13.55	12.82
Tax equivalent yield on earning assets	3.84	4.78	4.79	4.53	4.32
Cost of supporting liabilities	0.55	1.09	0.79	0.51	0.43
Net interest margin on earning assets	3.29	3.69	4.00	4.02	3.89

(1) Effective May 19, 2017, the Corporation acquired 100 percent of Arlington Bank. Arlington Bank was headquartered in Columbus, Ohio and had 3 full service banking centers serving the Columbus, Ohio market. Pursuant to the merger agreement, each Arlington Bank shareholder received 2.7245 shares of the Corporation's common stock for each outstanding share of Arlington Bank common stock held. The Corporation issued approximately 2.1 million shares of common stock, which was valued at approximately $82.6 million.

(2) On November 21, 2016, the Corporation purchased 495,112 shares, or 12.1 percent, of IAB's outstanding common stock from an IAB shareholder for $19.8 million. Effective July 14, 2017, the Corporation acquired the remaining shares of IAB common stock. IAB was headquartered in Fort Wayne, Indiana and had 16 full service banking centers serving the Fort Wayne, Indiana market. Pursuant to the merger agreement, each IAB shareholder received 1.653 shares of the Corporation's common stock for each outstanding share of IAB common stock held. The Corporation issued approximately 6.0 million shares of common stock. The transaction value for the remaining shares of common stock, not owned by the Corporation, was approximately $238.8 million, resulting in a total purchase price of $258.6 million.

(3) On September 1, 2019, the Corporation acquired 100 percent of MBT. MBT was headquartered in Monroe, Michigan and had 20 banking centers serving the Monroe market. Pursuant to the merger agreement, each MBT shareholder received 0.275 shares of the Corporation's common stock for each outstanding share of MBT common stock held. The Corporation issued approximately 6.4 million shares of common stock, which was valued at approximately $229.9 million. The details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(4) Non-GAAP reconciliation can be found in the “Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.
(5) Includes loans held for sale.

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

Investment Securities
Held to maturity securities are carried at amortized cost when the Corporation has the positive intent and ability to hold them until maturity. Available for sale securities are recorded at fair value on a recurring basis with the unrealized gains and losses, net of applicable income taxes, recorded in other comprehensive income. Realized gains and losses are recorded in earnings and the prior fair value adjustments are reclassified within stockholders' equity. Gains and losses on sales of securities are determined on the specific-identification method. Amortization of premiums and accretion of discounts are amortized to their earliest call date and are recorded as interest income from securities.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CARES Act and the Interagency Statement on Loan Modifications encourage financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The 2021 Consolidated Appropriations Act extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification under GAAP until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. Additional details of the Corporation's loan modifications under these programs are included in the "LOAN QUALITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchased Loans
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

The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into income over the term of the loans. Acquired loans not accounted for under ASC 310-30 are accounted for under ASC 310-20, which allows the fair value adjustment to be accreted into income over the remaining life of the loans.

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

Effective January 1, 2021, the Corporation adopted ASU 2016-13, Financial Instruments - Measurement of Current Expected Credit Losses on Financial Instruments ("CECL"), which will modify the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Under ASC 350, Intangibles – Goodwill and Other, the Corporation must review goodwill for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill. The Corporation completed its most recent annual goodwill impairment test as of October 1, 2020 and concluded, based on current events and circumstances, goodwill is not impaired. Details of the Corporation's goodwill impairment test are included in NOTE 8. GOODWILL of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Derivative Instruments
Derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets, are carried at fair value of the derivatives and reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

As part of the asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. Changes in the fair values of derivatives are reported in the consolidated statements of operations or AOCI depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

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

Income Taxes
Income tax expense in the consolidated statements of income is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts from the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2017.

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation reviews income tax expense and the carrying value of deferred tax assets and liabilities quarterly; as new information becomes available, the balances are adjusted, if applicable. The Corporation's policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19, THE CARES ACT, THE 2021 CONSOLIDATED APPROPRIATIONS ACT AND RELATED REGULATORY ACTIONS

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the shelter in place mandates in effect beginning early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, decreased significantly during 2020. Most states have reopened, albeit under limited capacities and under other social distancing restrictions; however, commercial activity has not returned to the levels existing prior to the outbreak of the pandemic. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted.

The continued impact of COVID-19 on the Corporation will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.  It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities.  Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted and vaccination rates have increased, are also unknown.  As a result of COVID-19 and the actions taken to contain it or reduce its impact, we may experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  Our commercial and consumer customers are experiencing varying degrees of financial distress, which is expected to continue in 2021, especially if positive cases increase and economic shutdowns continue. These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers. While we expect nearly every industry to have some impact from COVID-19, some industries will be impacted more than others. In particular, senior living, hotel and accommodations, and restaurants and food service have been the most affected by COVID-19 and account for approximately 7 percent of total loans.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Additionally, in response to the COVID-19 pandemic, we have taken a number of actions to offer various forms of support to our customers, employees and communities that have experienced impacts from this development. The Corporation contributed approximately $1 million to non-profit organizations in our communities on the front lines of fighting the COVID-19 pandemic. In response to social distancing protocols, we have modified office locations by installing protective barriers, required the use of personal protective equipment and incurred additional cleaning and janitorial expense to disinfect banking centers and office locations, which cost $1.5 million.  Additionally, we have enhanced mobile and online services, such as increased mobile deposit limits, to allow more transactions to be completed outside the banking centers.  We have also provided customer alerts focused on COVID-19 scams and fraud education and prevention.

Interest Rates

On March 3, 2020, the Federal Open Market Committee ("FOMC") reduced the target range for the federal funds rate by 50 basis points to 1.00 percent to 1.25 percent. This rate was further reduced to a target range of 0 percent to 0.25 percent on March 16, 2020. Additionally, there was a decline in one-month LIBOR from 1.76 percent as of December 31, 2019 to .14 percent on December 31, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak are likely to negatively impact the Corporation’s net interest income.

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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the Flexibility Act), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The Bank has actively participated in assisting its customers with applications for resources through the program. PPP loans earn interest at a fixed rate of 1 percent and primarily have a two-year term. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Under the terms of the PPP, the loans are fully guaranteed by the SBA. As of December 31, 2020, the Bank had over 4,400 PPP loans representing $667.1 million, which is net of $12.5 million of deferred processing fee income and costs. The weighted-average deferred processing fee on PPP loans was approximately 3.09 percent and is recognized over the term of the loan. If a loan is forgiven by the SBA or paid off by the borrower prior to maturity, any unamortized portion of the fee will be recognized immediately. During the year ended December 31, 2020, the Corporation recognized interest income on PPP loans of $6.2 million and $16.2 million of PPP loan related deferred processing fee income as a yield adjustment.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2021 Consolidated Appropriations Act

On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”) that provides federal government funding through the end of its 2021 fiscal year. In addition to delivering direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA provide for (i) an additional $284 billion in funding for the PPP, through March 31, 2021, (ii) an extension of the temporary delay for implementation of the CECL accounting standard, and (iii) further suspension of the troubled debt restructure assessment and reporting requirements for financial institutions under GAAP.

Main Street Business Lending Program

On April 9, 2020, the Federal Reserve announced its proposed Main Street emergency lending initiative as an additional measure to provide much-needed financial support to small and mid-sized businesses adversely impacted by the COVID-19 pandemic. The Main Street programs are intended to provide credit flows to financial institutions so that they can provide loans to eligible small and mid-sized businesses. The funds available through the Main Street programs amount to $600 billion. Under this initiative, which was modified and supplemented by the Federal Reserve on April 30, 2020, three loan facilities have been established for "for profit" entities: (i) the Main Street New Loan Facility (the “MSNLF), (ii) the Main Street Priority Loan Facility (the “MSPLF”); and (iii) the Main Street Expanded Loan Facility (the “MSELF”), each of which was authorized by the Federal Reserve under Section 13(3) of the Federal Reserve Act. All three facilities use the same eligible lender and eligible borrower criteria, and have many of the same features, including the same maturity, interest rate, deferral of principal and interest for one year, and ability of the borrower to prepay without penalty. As required by the CARES Act, Main Street loans are full-recourse to the borrower and are not forgivable. The loan types differ in amounts and other terms, including in how they interact with the eligible borrower’s existing outstanding debt. The proposed minimum loan amounts under the MSNLF and the MSPLF were initially set at $250,000, but were lowered to $100,000 by the Federal Reserve effective October 30, 2020. The minimum loan amount under the MSELF has been set at $10 million. The maximum loan amount under all three programs is dependent upon the borrower's financial position. The Bank was an approved lender for all three Main Street programs until the program's termination on January 8, 2021.

Paycheck Protection Program Liquidity Facility

To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Federal Reserve authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as the Bank to fund loans guaranteed by the SBA under the PPP. The Bank has until March 31, 2021 to access funds under the PPPL Facility, unless further extended by the Federal Reserve and the Department of the Treasury. At December 31, 2020, the Corporation did not have an outstanding balance with the PPPL Facility.

Loan Modifications and Troubled Debt Restructures

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The CAA, as described above, extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. As of December 31, 2020, $120.3 million in loan balances remained in deferral. Details of the modifications are included in the "LOAN QUALITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Optional Delay of CECL Implementation

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments ("CECL") had an original adoption date of January 1, 2020, which included a day 1 measurement date of January 1, 2020. The CARES Act, passed by Congress on March 27, 2020 in response to the COVID-19 pandemic, created an optional deferral of the CECL adoption date. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13, which was set to expire on December 31, 2020. However, the CAA amended the CARES Act by extending the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation has elected to further delay adoption of CECL to January 1, 2021. This will allow the Corporation to utilize the CECL standard for the entire year of adoption. As a result of the Corporation’s election, its 2020 financial statements have been prepared under the existing incurred loss model.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital

CECL Model. As part of the March 27, 2020 joint statement of federal banking regulators discussed above, an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was also announced. Banking organizations that are required under GAAP to adopt CECL during 2020 can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year transition period that federal banking regulators had already made available. While the Corporation has elected to delay implementation of ASU No. 2016-13 as described above, it expects to take advantage of the additional time permitted by this interim final rule, which will largely delay the effects of CECL on its regulatory capital through December 31, 2022. Beginning on January 1, 2023, the Corporation will be required to phase in 25 percent of the previously deferred estimated capital impact of CECL, with an additional 25 percent to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2026. Under the interim final rule, the amount of adjustments to regulatory capital that can be deferred until the phase-in period includes both the initial impact of our adoption of CECL, and 25 percent of subsequent changes in our allowance for credit losses during each quarter following implementation of CECL until December 31, 2022.

PPP Loans and PPPL Facility. On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective on April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2020, risk-weighted assets included $667.1 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At December 31, 2020, the Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans.

RESULTS OF OPERATIONS - 2020

Net income available to stockholders for the year ended December 31, 2020 was $148.6 million compared to $164.5 million during the same period in 2019. Earnings per fully diluted common share for 2020 totaled $2.74 compared to $3.19 during the same period in 2019.

As of December 31, 2020, total assets equaled $14.1 billion, an increase of $1.6 billion, or 12.9 percent, from December 31, 2019. The Corporation's total loan portfolio increased $778.8 million, or 9.2 percent from December 31, 2019. At December 31, 2020, the Corporation's PPP loan portfolio totaled $667.1 million, net of $12.5 million of deferred processing fee income and costs, which were primarily included in the commercial and industrial loan class. Other loan segments that experienced large increases from December 31, 2019 were commercial real estate, non-owner occupied and public finance and other commercial loans. The largest loan segments that experienced a decrease were real estate construction and home equity loans. Additional details of the changes in the Corporation's loans are discussed within NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "LOAN QUALITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest-bearing deposits increased $274.0 million from December 31, 2019 due to excess liquidity from deposit growth and an increase in wholesale funding. Additionally, total investment securities increased $550.7 million, or 21.2 percent, from December 31, 2019 as a portion of the excess liquidity from deposit growth and additional wholesale funding was used to invest in the bond portfolio. Also contributing to the increase in investment securities was a $62.1 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to December 31, 2020 is primarily due to interest rate declines in 2020 as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s allowance for loan losses totaled $130.6 million as of December 31, 2020 and equaled 1.41 percent of total loans. For the year ended December 31, 2020, the Corporation's provision expense and net charge-offs were $58.7 million and $8.3 million, respectively, compared to provision expense and net charge-offs of $2.8 million and $3.1 million during the same period in 2019. For the year ended December 31, 2020, there were charge-offs greater than $500,000 on two commercial relationships, which totaled $7.3 million. The largest of the two charge-offs was $6.7 million for a university apparel relationship. For the same period in 2019, there were two commercial charge-offs greater than $500,000 which totaled $3.6 million. The increase in the allowance for loan losses and provision expense primarily reflects our view of increased credit risk related to the COVID-19 pandemic. Additional details of the changes in the Corporation's allowance for loan losses are discussed within NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "PROVISION EXPENSE AND ALLOWANCE FOR LOAN LOSSES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments ("CECL") had an original adoption date of January 1, 2020, which included a day 1 measurement date of January 1, 2020. The CARES Act, passed by Congress on March 27, 2020 in response to the COVID-19 pandemic, created an optional deferral of the CECL adoption date. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13. The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, provided the annual funding for the federal government and also contained several rules giving further COVID-19 relief, one of which was an extension of the adoption date for CECL to the earlier of January 1, 2022 or the first day of the fiscal year that begins after the termination of the national emergency. The Corporation elected to adopt CECL on January 1, 2021 with a day one measurement date of January 1, 2021. As a result of the Corporation’s election, its 2020 financial statements have been prepared under the existing incurred loss model.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-accrual loans totaled $61.5 million at December 31, 2020, an increase of $45.6 million from the December 31, 2019 balance of $15.9 million. The increase in non-accrual loan balances during 2020 was primarily due to four non-owner occupied commercial real estate properties, in the senior and assisted living industry, moving to non-accrual. The total reported balance of these four loans was $40.0 million. Additional details of the Allowance for Loan Losses and non-performing loans are discussed within the “LOAN QUALITY" and "PROVISION EXPENSE AND ALLOWANCE FOR LOAN LOSSES” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets increased $45.9 million from December 31, 2019. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) relating to interest rate contracts increased $46.5 million and $47.1 million, respectively, from December 31, 2019. The increases are primarily due to a $292.7 million increase in the related outstanding notional balance. Additionally, yield curve rates used for valuation purposes were lower at each term point as of December 31, 2020 compared to December 31, 2019. This was primarily the result of investors seeking the safety of U.S. Treasuries, coupled with Federal Reserve purchases of U.S. Treasuries, as containment efforts related to the COVID-19 outbreak began to significantly reduce economic activity.

As of December 31, 2020, total deposits equaled $11.4 billion, an increase of $1.5 billion, or 15.5 percent, from December 31, 2019. The Corporation experienced increases from December 31, 2019 in demand and savings accounts of $1.6 billion and $765.5 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $673.2 million and $141.2 million, respectively, from December 31, 2019. The low interest rate environment has resulted in customers migrating funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Total borrowings decreased $47.8 million as of December 31, 2020, compared to December 31, 2019. The Corporation's Federal Funds purchased decreased $55 million from December 31, 2019. The excess liquidity generated from deposit growth reduced the Corporation's need for overnight funding. Additionally, subordinated debentures and term loans decreased $20.3 million as the Corporation redeemed $20.0 million of subordinated debentures. Of the redemptions, $10.0 million was for a partial redemption of debentures held by First Merchants Capital Trust II (“FMC Trust II”) and the remaining $10.0 million was for a complete redemption of debentures held by Grabill Capital Trust I ("Grabill Trust"). Both FMC Trust II and Grabill Trust used the proceeds from the redemptions to concurrently redeem like amounts of their capital (preferred) securities, each with an aggregate principal redemption price of $10.0 million. The common securities of FMC Trust II are, and the common securities of Grabill Trust were, held by the Corporation (recorded in other assets). Subsequent to the redemption of its capital securities, Grabill Trust was dissolved. Offsetting these decreases, Federal Home Loan Bank advances increased $38.4 million compared to December 31, 2019. The Corporation took advantage of the low interest rate environment to lock in longer term FHLB advances at low rates.

The Corporation's other liabilities as of December 31, 2020 increased $50.4 million compared to December 31, 2019. As noted above, the derivative hedge liability increased $47.1 million from December 31, 2019. Additionally, the Corporation accrued $6.2 million of trade date accounting related to investment securities purchases as of December 31, 2020, of which, there was no accrual at December 31, 2019.

The Corporation was able to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized.” Details of the Stock Repurchase Programs and regulatory capital ratios are discussed within the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation’s allowance for loan losses totaled $80.3 million as of December 31, 2019, a slight decrease compared to $80.6 million as of December 31, 2018, due to declines in delinquent, impaired and non-accrual loans during 2019. Non-accrual loans decreased $10.2 million, or 39 percent during 2019 and the allowance provides 503.4 percent coverage of all non-accrual loans and 0.95 percent of total loans at December 31, 2019.  Details of the Allowance for Loan Losses and non-performing loans are discussed within the “LOAN QUALITY" and "PROVISION EXPENSE AND ALLOWANCE FOR LOAN LOSSES” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 78 percent of revenues for the year ended December 31, 2020. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2020, 2019 and 2018, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

Net interest margin, on a tax equivalent basis, decreased 40 basis points to 3.29 percent for 2020 compared to 3.69 percent in 2019. For the year ended December 31, 2020, the increase in average earning assets of $2.1 billion was primarily attributable to an increase in loans and investment securities of $1.4 billion and $635.5 million, respectively. The earning assets from the September 1, 2019 MBT acquisition were included in the 2020 average balances for an entire year compared to only four months in 2019. Additionally, the Bank originated over $900 million of PPP loans which averaged $601.8 million for the year. The increase in the investment securities portfolio was the result of excess liquidity generated from growth in deposits and wholesale funding being used to invest in the bond portfolio.

Asset yields decreased 94 basis points FTE in 2020 compared to 2019. The decrease in asset yields was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19, and the decline in one-month LIBOR from December 31, 2019 to December 31, 2020 of 162 basis points. The PPP loans originated in 2020 were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $16.2 million during 2020, which is included in interest income and had a positive impact to net interest margin of 2 basis points for 2020.

The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $13.5 million, which accounted for 11 basis points of net interest margin for the year ended December 31, 2020. Comparatively, the Corporation recognized $12.0 million of fair value accretion income, which accounted for 12 basis points of net interest margin for the year ended December 31, 2019.

Interest costs decreased 67 basis points, and when coupled with the decline in asset yields of 94 basis points, resulted in a 27 basis point FTE decrease in net interest spread as compared to 2019. Interest costs have decreased as management aggressively moved deposit rates down in tandem with a decline in wholesale funding rates. The Corporation also took advantage of the low interest rate environment to lock in longer term FHLB advances at low rates. Interest-bearing deposit and borrowing costs decreased from 1.26 percent and 2.66, respectively, for the twelve months ended December 31, 2019, to .60 percent and 1.91 percent, respectively, for the twelve months ended December 31, 2020.

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

Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2020.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2020			2019			2018
Assets:
Interest-bearing deposits	$319,686	$938	0.29%	$211,683	$4,225	2.00%	$110,232	$2,241	2.03%
Federal Home Loan Bank stock	28,736	1,042	3.63	25,645	1,370	5.34	24,538	1,234	5.03
Investment Securities: (1)
Taxable	1,282,827	24,440	1.91	1,101,247	27,815	2.53	841,203	21,597	2.57
Tax-exempt (2)	1,440,913	53,596	3.72	987,006	40,070	4.06	762,623	32,290	4.23
Total investment securities	2,723,740	78,036	2.87	2,088,253	67,885	3.25	1,603,826	53,887	3.36
Loans held for sale	18,559	781	4.21	18,402	780	4.24	11,425	540	4.73
Loans: (3)
Commercial	6,755,215	286,773	4.25	5,631,146	306,139	5.44	5,143,576	274,302	5.33
Real estate mortgage	889,083	40,002	4.50	811,188	37,782	4.66	733,709	33,549	4.57
Installment	718,815	30,708	4.27	701,459	38,071	5.43	640,310	34,110	5.33
Tax-exempt (2)	669,483	27,194	4.06	527,995	22,238	4.21	468,751	18,813	4.01
Total loans	9,051,155	385,458	4.26	7,690,190	405,010	5.27	6,997,771	361,314	5.16
Total earning assets	12,123,317	465,474	3.84%	10,015,771	478,490	4.78%	8,736,367	418,676	4.79%
Net unrealized gain (loss) on securities available for sale	59,639			17,676			(14,790)
Allowance for loan losses	(110,963)			(81,000)			(77,444)
Cash and cash equivalents	200,366			142,857			131,925
Premises and equipment	113,642			99,343			94,567
Other assets	1,080,268			896,673			818,432
Total Assets	$13,466,269			$11,091,320			$9,689,057
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$4,009,566	$20,239	0.50%	$3,070,861	$33,921	1.10%	$2,319,081	$17,577	0.76%
Money market deposit accounts	1,769,478	7,810	0.44	1,300,064	14,111	1.09	1,097,762	6,721	0.61
Savings deposits	1,534,069	3,641	0.24	1,242,468	9,464	0.76	1,065,031	5,230	0.49
Certificates and other time deposits	1,346,967	20,050	1.49	1,673,292	34,089	2.04	1,514,271	22,014	1.45
Total interest-bearing deposits	8,660,080	51,740	0.60	7,286,685	91,585	1.26	5,996,145	51,542	0.86
Borrowings	768,238	14,641	1.91	644,729	17,160	2.66	718,061	17,545	2.44
Total interest-bearing liabilities	9,428,318	66,381	0.70	7,931,414	108,745	1.37	6,714,206	69,087	1.03
Noninterest-bearing deposits	2,068,026			1,495,949			1,573,337
Other liabilities	144,790			94,342			57,653
Total Liabilities	11,641,134			9,521,705			8,345,196
Stockholders' Equity	1,825,135			1,569,615			1,343,861
Total Liabilities and Stockholders' Equity	$13,466,269	66,381		$11,091,320	108,745		$9,689,057	69,087
Net Interest Income (FTE)		$399,093			$369,745			$349,589
Net Interest Spread (FTE) (4)			3.14%			3.41%			3.76%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.84%			4.78%			4.79%
Interest Expense / Average Earning Assets			0.55%			1.09%			0.79%
Net Interest Margin (FTE) (5)			3.29%			3.69%			4.00%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2020, 2019 and 2018. These totals equal $16,966, $13,085 and $10,732, respectively.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income increased $23.2 million, or 26.8 percent, in 2020 compared to 2019. The low mortgage interest rate environment and larger customer base resulting from the MBT acquisition on September 1, 2019 combined to produce an increase of $10.4 million in net gains and fees on sales of loans. Additionally, the larger customer base from the MBT acquisition, in addition to organic growth, resulted in increases in fiduciary and wealth management fees and derivative hedge fees totaling $6.2 million and $1.6 million, respectively. Details of the Corporation's 2019 acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Finally, net realized gains on the sale of available for sale securities increased $7.5 million when compared to 2019.

These increases were partially offset by a decrease in service charges on deposit accounts of $2.0 million mainly due to higher than normal customer deposit balances as a result of stimulus funds received in response to the COVID-19 pandemic. This resulted in significantly lower non-sufficient funds and overdraft fees when compared to 2019. Additionally, card payment fee income decreased $741,000 when compared to 2019. While the larger customer base resulting from the MBT acquisition and organic growth resulted in increased transaction volume, the cap placed on interchange fee income as a result of the Durbin Amendment to the Dodd-Frank Act became effective for the Bank July 1, 2020 and resulted in less interchange revenue.

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

NON-INTEREST EXPENSES

Non-interest expense increased $16.6 million, or 6.7 percent, in 2020 compared to 2019. The increase was driven by 2020 having a full-year of expense from the larger franchise and growth in customer base resulting from the MBT acquisition when compared to 2019 only containing four months of activity. While the Corporation experienced increases in several non-interest expense categories the largest increase was in salaries and employee benefits which increased by $11.9 million compared to 2019. Net occupancy and equipment expenses reflected increases of $7.2 million and $3.1 million, respectively. In addition to the full-year impact of the larger franchise, the Corporation recorded $4.5 million of expenses in these two categories related to the recent announcement of the consolidation of seventeen banking centers.

Additionally, FDIC assessment expense increased $5.1 million in 2020, when compared to 2019, due to a combination of 2019 reflecting assessment credits issued as a result of the FDIC insurance fund reaching the FDIC's target minimum reserve ratio coupled with increased expense in the current year resulting from the Corporation's FDIC assessment changing to the calculation applicable to banks over $10 billion in total assets. Finally, the Corporation incurred $2.5 million of additional expense in 2020, compared to 2019, related to actions taken in response to the COVID-19 pandemic which included approximately $1.5 million in net occupancy and equipment costs incurred to enhance social distancing and cleaning protocols and $1.0 million recorded in marketing expense for donations to non-profit organizations in our communities on the front lines of the COVID-19 pandemic efforts.

The increases noted above were partially offset by the Corporation having recorded $13.7 million of acquisition-related expenses in 2019 in connection with MBT, primarily consisting of $5.3 million of contract termination and core system conversion expenses, $5.2 million of employee severance and retention expenses and $1.6 million of professional and other outside services expense. Additionally, the decrease in outside data processing fees of $2.0 million in 2020, compared to 2019, is mainly related to the sunsetting of a debit rewards program. Finally, the Corporation also realized a decrease in other real estate owned and foreclosure expenses of $2.1 million when compared to 2019.

Non-interest expense increased $26.8 million, or 12.2 percent, in 2019 compared to 2018. The most significant factor contributing to the increase was the acquisition of MBT, as the Corporation recorded $13.7 million of acquisition-related expenses as noted above. In addition to the acquisition-related expenses, MBT operations, after the acquisition, resulted in non-interest expense of $6.2 million, of which $3.3 million was in salaries and employee benefits. Additionally, increases totaling $6.1 million were noted in equipment and software, outside data processing fees, and other real estate owned and foreclosure expense. Lastly, marketing expense increased $2.0 million, compared to 2018, primarily due to fair lending settlement expenses.

These increases were partially offset by a decrease in FDIC expense of $2.2 million in 2019 compared to 2018. The decrease was due to assessment credits being issued as a result of the FDIC insurance fund reaching the FDIC's target minimum reserve ratio.

INCOME TAX EXPENSE

Income tax expense in 2020 was $21.4 million on pre-tax income of $170.0 million, or 12.6 percent. For 2019, income tax expense was $29.3 million on pre-tax income of $193.8 million, or 15.1 percent. The lower effective tax rate in 2020 compared to 2019 is primarily a result of the significant increase in provision expense and non-interest expenses, which reduced taxable income, coupled with an increase in tax-exempt interest income, which increased the benefit of non-taxable income. Additionally, the net operating loss ("NOL") carryback provided in the CARES Act resulted in a favorable rate differential as noted in the effective tax rate reconciliation in NOTE 22. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Additional income tax expense details are discussed within the “INCOME TAXES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. .

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

Stock Repurchase Programs

On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the
Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program was not to exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares. During the first quarter of 2020, the Corporation repurchased 1,634,437 of its common shares for $55.9 million at an average price of $34.21, which resulted in the aggregate investment in share repurchases to equal $75.0 million, the maximum allowable under the plan.

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. Details regarding the 2021 stock repurchase program are discussed in NOTE 27. SUBSEQUENT EVENTS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2020, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2020 and December 31, 2019 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,475,551	14.36%	$1,079,015	10.50%	N/A	N/A
First Merchants Bank	1,412,805	13.70	1,082,430	10.50	$1,030,886	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,282,070	12.48%	$873,488	8.50%	N/A	N/A
First Merchants Bank	1,283,922	12.45	876,253	8.50	$824,708	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,235,702	12.02%	$719,343	7.00%	N/A	N/A
First Merchants Bank	1,283,922	12.45	721,620	7.00	$670,076	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,282,070	9.57%	$536,123	4.00%	N/A	N/A
First Merchants Bank	1,283,922	9.59	535,279	4.00	$669,098	5.00%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,400,617	14.29%	$1,028,930	10.50%	N/A	N/A
First Merchants Bank	1,267,649	12.87	1,033,926	10.50	$984,691	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,255,333	12.81%	$832,943	8.50%	N/A	N/A
First Merchants Bank	1,187,365	12.06	836,988	8.50	$787,753	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,188,970	12.13%	$685,953	7.00%	N/A	N/A
First Merchants Bank	1,187,365	12.06	689,284	7.00	$640,049	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,255,333	10.54%	$476,383	4.00%	N/A	N/A
First Merchants Bank	1,187,365	9.99	475,564	4.00	$594,455	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2020, risk-weighted assets included $667.1 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At December 31, 2020, the
Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans.

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

	December 31, 2020		December 31, 2019
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,875,645	$1,926,269	$1,786,437	$1,787,006
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(74,836)	(77,687)	(27,874)	(30,495)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,368	—	66,363	—
Less: Disallowed Goodwill and Intangible Assets	(564,982)	(564,535)	(569,468)	(569,021)
Total Tier 1 Capital (Regulatory)	1,282,070	1,283,922	1,255,333	1,187,365
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	128,481	128,883	80,284	80,284
Total Risk-Based Capital (Regulatory)	$1,475,551	$1,412,805	$1,400,617	$1,267,649

Net Risk-Weighted Assets (Regulatory)	$10,276,333	$10,308,855	$9,799,329	$9,846,913
Average Assets	$13,403,065	$13,381,969	$11,909,571	$11,889,092

Total Risk-Based Capital Ratio (Regulatory)	14.36%	13.70%	14.29%	12.87%
Tier 1 Capital to Risk-Weighted Assets	12.48%	12.45%	12.81%	12.06%
Tier 1 Capital to Average Assets	9.57%	9.59%	10.54%	9.99%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,282,070	$1,283,922	$1,255,333	$1,187,365
Less: Qualified Capital Securities	(46,368)	—	(66,363)	—
Common Equity Tier 1 Capital (Regulatory)	$1,235,702	$1,283,922	$1,188,970	$1,187,365

Net Risk-Weighted Assets (Regulatory)	$10,276,333	$10,308,855	$9,799,329	$9,846,913
Common Equity Tier 1 Capital Ratio (Regulatory)	12.02%	12.45%	12.13%	12.06%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, management believes the following tables are also meaningful when considering performance measures of the Corporation. Non-
GAAP financial measures such as tangible common equity to tangible assets, return on average tangible capital and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the
Corporation’s financial position without regard to the effects of intangible assets and preferred stock. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

Because these measures are not defined in GAAP or federal banking regulations, they are considered non-GAAP financial measures. Non-
GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.65 percent at December 31, 2020, and 10.16 percent at December 31, 2019.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Shares and Dollars in Thousands, Except Per Share Amounts)	December 31, 2020	December 31, 2019
Total Stockholders' Equity (GAAP)	$1,875,645	$1,786,437
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(572,893)	(578,881)
Tangible common equity (non-GAAP)	$1,302,627	$1,207,431
Total assets (GAAP)	$14,067,210	$12,457,254
Less: Intangible assets (GAAP)	(572,893)	(578,881)
Tangible assets (non-GAAP)	$13,494,317	$11,878,373
Stockholders' Equity to Assets (GAAP)	13.33%	14.34%
Tangible common equity to tangible assets (non-GAAP)	9.65%	10.16%

Tangible common equity (non-GAAP)	$1,302,627	$1,207,431
Plus: Tax Benefit of intangibles (non-GAAP)	5,989	7,257
Tangible common equity, net of tax (non-GAAP)	$1,308,616	$1,214,688
Common Stock outstanding	53,922	$55,368
Book Value (GAAP)	$34.78	$32.26
Tangible book value - common (non-GAAP)	$24.27	$21.94

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the periods ended December 31, 2020 and 2019.

(Dollars in Thousands, Except Per Share Amounts)	December 31, 2020	December 31, 2019
Average goodwill (GAAP)	$543,919	$478,143
Average core deposit intangible (GAAP)	32,106	27,067
Average deferred tax on CDI (GAAP)	(6,648)	(5,588)
Intangible adjustment (non-GAAP)	$569,377	$499,622
Average stockholders' equity (GAAP)	$1,825,135	$1,569,615
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(569,377)	(499,622)
Average tangible capital (non-GAAP)	$1,255,633	$1,069,868
Average assets (GAAP)	$13,466,269	$11,091,320
Intangible adjustment (non-GAAP)	(569,377)	(499,622)
Average tangible assets (non-GAAP)	$12,896,892	$10,591,698
Net income available to common stockholders (GAAP)	$148,600	$164,460
CDI amortization, net of tax (GAAP)	4,730	4,736
Tangible net income available to common stockholders (non-GAAP)	$153,330	$169,196
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$2.74	$3.19
Diluted tangible net income available to common stockholders (non-GAAP)	$2.83	$3.28
Ratios:
Return on average GAAP capital (ROE)	8.14%	10.48%
Return on average tangible capital	12.21%	15.81%
Return on average assets (ROA)	1.10%	1.48%
Return on average tangible assets	1.19%	1.60%

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

At December 31, 2020, non-performing loans totaled $64.7 million, an increase of $47.9 million from the December 31, 2019 balance of $16.8 million. Total loan delinquencies have increased $46.0 million during the twelve months ended December 31, 2020, compared to December 31, 2019. The primary categories leading to the increase in delinquencies were the 60-89 days past due commercial and industrial category, which increased $6.4 million due primarily to one relationship, and in the 90 days or more past due commercial real estate, non-owner occupied category, which increased $30.0 million due primarily to three relationships, totaling $14.1 million, $12.8 million, and $3.7 million, respectively. Loans not accruing interest income totaled $61.5 million at December 31, 2020, an increase of $45.6 million from the December 31, 2019 balance of $15.9 million. The increase in non-accrual loan balances during 2020 was primarily due to three relationships involving four non-owner occupied commercial real estate properties, in the senior and assisted living industry, moving to non-accrual. The total reported balance of these loans was $40.0 million. The Corporation's coverage ratio of allowance for loan losses to non-accrual loans decreased from 503.4 percent at December 31, 2019 to 212.5 percent at December 31, 2020. See additional information in the “PROVISION EXPENSE AND ALLOWANCE FOR LOAN LOSSES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other real estate owned totaling $940,000 decreased $6.6 million during the twelve month period ending December 31, 2020 due primarily to the sale of a senior living commercial property with a carrying value of $5.9 million. Current appraisals are obtained to determine the fair value of other real estate owned. Management continues to aggressively market these real estate assets.

Accruing loans 90-days or more delinquent totaled $746,000 at December 31, 2020, an increase of $677,000 from the December 31, 2019 balance of $69,000. The increase was primarily in commercial and industrial loans.

Impaired loans include loans deemed impaired according to the guidance set forth in ASC 310-10. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated for impairment. A loan is deemed impaired when, based on current information or events, it is probable that all amounts due of principal and interest according to the contractual terms of the loan agreement will not be collected substantially within the contractual terms of the note.  At December 31, 2020, impaired loans totaled $56.2 million, an increase of $44.5 million from the December 31, 2019 balance of $11.7 million. At December 31, 2020, a specific allowance for losses was not deemed necessary for impaired loans totaling $7.8 million as there was no identified loss on these credits. An allowance of $12.9 million, which is discussed further in the "PROVISION EXPENSE AND ALLOWANCE FOR LOAN LOSSES" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, was recorded for the remaining balance of these impaired loans totaling $48.4 million, and is included in the Corporation’s allowance for loan losses.

The Corporation's non-performing assets plus accruing loans 90-days or more delinquent and impaired loans are presented in the table below.

	December 31,	December 31,
(Dollars in Thousands)	2020	2019
Non-performing assets:
Non-accrual loans	$61,471	$15,949
Renegotiated loans	3,240	841
Non-performing loans (NPL)	64,711	16,790
Other real estate owned	940	7,527
Non-performing assets (NPA)	65,651	24,317
Loans 90-days or more delinquent and still accruing	746	69
NPAs and loans 90-days or more delinquent	$66,397	$24,386
Impaired loans	$56,156	$11,709

The non-accrual balances in the above table include troubled debt restructures totaling $1.7 million and $709,000 as of December 31, 2020 and December 31, 2019, respectively.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

	December 31,	December 31,
(Dollars in Thousands)	2020	2019
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$2,923	$1,259
Agricultural land, production and other loans to farmers	1,012	1,180
Real estate loans
Construction	435	7,191
Commercial real estate, non-owner occupied	47,548	3,447
Commercial real estate, owner occupied	3,040	2,659
Residential	9,034	6,810
Home equity	2,350	1,795
Individual's loans for household and other personal expenditures	55	45
Non-performing assets and loans 90-days or more delinquent	$66,397	$24,386

In 2020, net charge-offs totaled $8.3 million, an increase of $5.2 million and $6.6 million from 2020 and 2019, respectively. In 2020, the corporation incurred charge-offs exceeding $500,000 on two commercial relationships, which combined to total $7.3 million. The largest of the two charge-offs was $6.7 million for a university apparel relationship. There were no recoveries above $500,000 recognized during the twelve month period ending December 31, 2020. In 2019, the corporation incurred charge-offs on two commercial relationships exceeding $500,000, which totaled $3.6 million, and had one recovery on a commercial relationship above $500,000, which amounted to $738,000.

The Corporation's loan loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2020	2019	2018
Allowance for loan losses:
Beginning balance	$80,284	$80,552	$75,032

Charge-offs	10,485	6,621	7,983
Recoveries	2,176	3,553	6,276
Net charge-offs	8,309	3,068	1,707
Provision for loan losses	58,673	2,800	7,227
Ending balance	$130,648	$80,284	$80,552
Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.04%	0.02%
Ratio of allowance to non-accrual loans	212.5%	503.4%	308.1%

The distribution of the net charge-offs by collateral classification is provided in the following table for the years indicated.

(Dollars in Thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net charge-offs:
Commercial and industrial loans	$7,794	$239	$(257)
Agricultural land, production and other farm loans	(2)	2	44
Real estate loans
Construction	(101)	1,226	734
Commercial real estate, non-owner occupied	(148)	1,170	(714)
Commercial real estate, owner occupied	56	(2)	189
Residential	(160)	95	586
Home equity	487	(69)	598
Individuals loans for household and other personal expenditures	383	168	447
Public finance and other commercial loans	—	239	80
Total net charge-offs	$8,309	$3,068	$1,707

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications primarily in the form of payment deferrals. Modifications in the form of fee waivers, extensions of repayment terms, or other delays in payment that are insignificant were also made.

On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the CAA that provides federal government funding through the end of its 2021 fiscal year. In addition to delivering direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA provide for (i) an additional $284 billion in funding for the PPP, through March 31, 2021, (ii) an extension of the temporary delay for implementation of the CECL accounting standard, and (iii) further suspension of the troubled debt restructure assessment and reporting requirements for financial institutions under GAAP until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. The following table summarizes modifications that remained in deferment as of December 31, 2020.

	December 31, 2020
	Recorded Balance	Number of Loans
Commercial and industrial loans	$18,143	14
Agricultural land, production and other loans to farmers	10,724	2
Real estate loans:
Construction	21,131	5
Commercial real estate, non-owner occupied	65,139	10
Commercial real estate, owner occupied	2,428	6
Residential	1,733	20
Home equity	154	4
Individuals' loans for household and other personal expenditures	893	26
Total	$120,345	87

Of the loans still in deferment at December 31, 2020 as indicated in the table above, $66.1 million, or 55 percent of the balance, were in the hotel industry. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and financial condition could be adversely affected in the event the quality of its loan portfolio declines. Deterioration in the economic environment including residential and commercial real estate values may result in increased levels of loan delinquencies and credit losses.

PROVISION EXPENSE AND ALLOWANCE FOR LOAN LOSSES

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

Management believes that the allowance for loan losses is adequate to cover incurred losses inherent in the loan portfolio at December 31, 2020. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results. It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, economic conditions and ongoing internal and external examination processes and will increase or decrease as deemed necessary to ensure the allowance remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values. Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2020, the allowance for loan losses was $130.7 million, an increase of $50.4 million from December 31, 2019. During the twelve month period ending December 31, 2020, specific reserves on impaired loans increased $12.2 million, while the loss reserve for loans not deemed impaired increased $38.2 million. As a percent of total loans, the allowance was 1.41 percent at December 31, 2020, compared to 0.95 percent at December 31, 2019. The increase in the allowance was due to the increase in specific reserves, which relates to the four aforementioned non-owner occupied commercial real estate (senior living) properties as well as a $36.2 million increase in the national and local economic conditions qualitative factor, which reflects the Corporation's view of increased risk related to the COVID-19 pandemic.

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

The following table summarizes loan loss reserves by collateral segment for the periods ended December 31, 2020 and 2019.

	December 31, 2020
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$223	$12,246	$—	$432	$12,901
Collectively evaluated for impairment	46,892	38,824	9,648	22,383	117,747
Total allowance for loan losses	$47,115	$51,070	$9,648	$22,815	$130,648

	December 31, 2019
(Dollars in Thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$—	$231	$—	$458	$689
Collectively evaluated for impairment	32,902	28,547	4,035	14,111	79,595
Total allowance for loan losses	$32,902	$28,778	$4,035	$14,569	$80,284

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

In addition to the specific reserves and historical loss components of the allowance, consideration is given to various environmental factors to help ensure that losses inherent in the portfolio are reflected in the allowance for loan losses. Environmental factors that management reviews in the analysis include: National and local economic trends and conditions; trends in growth in the loan portfolio and growth in higher risk areas; levels of, and trends in, delinquencies and non-accruals; experience and depth of lending management and staff; adequacy of, and adherence to, lending policies and procedures including those for underwriting; industry concentrations of credit; and adequacy of risk identification systems and controls through the internal loan review and internal audit processes. Each environmental factor receives an individual qualitative allocation that reflects losses inherent in the portfolio that are not reflected in the historical loss components of the allowance. Given the current economic environment, management believes losses inherent in the portfolio may not be immediately apparent for specific identification.

The Corporation’s primary market areas for lending are Indiana, Illinois, Ohio, and Michigan. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers. The allowance for loan losses at December 31, 2020 is reflective of both the banking environment within the Corporation’s footprint and the Corporation’s recent loan and loss trends.

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

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments ("CECL") had an original adoption date of January 1, 2020, which included a Day 1 measurement date of January 1, 2020. The CARES Act, passed by Congress on March 27, 2020 in response to the COVID-19 pandemic, created an optional deferral of the CECL adoption date. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13, which would have become effective for the Corporation as of January 1, 2020. The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation has elected to further delay adoption of CECL to January 1, 2021. This will allow the Corporation to utilize the CECL standard for the entire year of adoption. As a result of the Corporation’s election, its 2020 financial statements have been prepared under the existing incurred loss model.

This new CECL guidance was issued to address concerns that current generally accepted accounting principles ("GAAP") restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model..

Under the CECL model, certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined and cause a charge to earnings through the provision for loan losses. Such charge could adversely affect the financial condition of the Corporation.

The Corporation developed models that satisfy the requirements of the new standard which are governed by a system of internal controls and a cross-functional working group consisting of accounting, finance, and credit administration personnel. The loan portfolio was pooled into ten loan segments with similar risk characteristics for which the probability of default/loss given default methodology was applied. The Corporation utilized a one-year economic forecast period then reverted to historical macroeconomic levels for the remaining life of the portfolio. A baseline macroeconomic scenario, along with other scenarios, was used to develop a range of estimated credit losses for which to determine the best estimate within.

As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet. The allowance increased 57 percent from December 31, 2020 because it covered expected credit losses over the life of the loan portfolio, which approximates four years, and it included an allowance on all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which was approximately $21 million.

GOODWILL

Goodwill is reviewed at least annually for impairment, or more frequently if events or circumstances indicate the carrying value might be impaired. The impairment analysis compares the estimated fair value of the Corporation (the reporting unit) with the Corporation's net book value. On January 1, 2020, the Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill. Subsequent to the October 1, 2019 impairment test and adoption of ASU 2017-04, the Corporation experienced a decline in market capitalization as a result of a decline in the share price of the Corporation's common stock. At March 31, 2020, June 30, 2020 and September 30, 2020, the Corporation assessed the economic impact and market conditions from the COVID-19 pandemic. Additionally, the Corporation assessed the general uncertainty as to the full extent of the COVID-19 pandemic and its effect on economic recovery and concluded goodwill was not impaired in either period.

As of October 1, 2020, the Corporation performed its annual goodwill impairment test which included various valuation considerations including comparable peer data, precedent transaction comparables, discounted cash flow analysis, overall financial performance, share price of the Corporation's common stock and other factors. The testing for both periods resulted in a conclusion that it was not more likely than not that the fair value of the Corporation had declined below its carrying value and no impairment loss was recorded in 2020. In December 2020, the Corporation's stock price increased to a value higher than its carrying value and has remained at these levels. The Corporation considers this further support the decline in stock value was considered temporary and not an indication goodwill was impaired. Goodwill assessments are highly sensitive to economic projections and the related assumptions used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods. There were no changes in goodwill for the year ending December 31, 2020.

The MBT acquisition on September, 1, 2019 resulted in $98.6 million of goodwill, which includes a measurement period adjustment of $719,000 recorded in the fourth quarter of 2019. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.9 billion at December 31, 2020, an increase of $129.1 million, or 7.2 percent, from December 31, 2019. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $9.7 million at December 31, 2020. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At December 31, 2020, total borrowings from the FHLB were $389.4 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2020 was $723.3 million.

The required payments related to operating leases and borrowings at December 31, 2020 are as follows:

(Dollars in Thousands)	2021	2022	2023	2024	2025	2026 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$3,542	$3,394	$2,992	$2,921	$2,687	$7,716	$—	$23,252
Securities sold under repurchase agreements	177,102	—	—	—	—	—	—	177,102
Federal Home Loan Bank advances	55,097	75,097	115,097	10,097	25,097	108,945	—	389,430
Subordinated debentures and term loans	—	—	—	—	—	122,012	(3,632)	118,380
Total	$235,741	$78,491	$118,089	$13,018	$27,784	$238,673	$(3,632)	$708,164

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

Summarized credit-related financial instruments at December 31, 2020 are as follows:

(Dollars in Thousands)	December 31, 2020
Amounts of Commitments:
Loan commitments to extend credit	$3,443,514
Standby letters of credit	29,555
$3,473,069

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2020 remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2020.

	December 31, 2020
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$392,305	$—	$—	$—	$392,305
Investment securities	193,318	144,259	553,762	2,255,448	3,146,787
Loans	4,953,580	605,326	2,640,767	1,047,467	9,247,140
Federal Home Loan Bank stock	—	—	28,736	—	28,736
Total rate-sensitive assets	$5,539,203	$749,585	$3,223,265	$3,302,915	$12,814,968
Rate-Sensitive Liabilities:
Interest-bearing deposits	$8,501,067	$339,803	$212,867	$9,735	$9,063,472
Securities sold under repurchase agreements	177,102	—	—	—	177,102
Federal Home Loan Bank advances	55,000	—	200,000	134,430	389,430
Subordinated debentures and term loans	48,380	—	70,000	—	118,380
Total rate-sensitive liabilities	$8,781,549	$339,803	$482,867	$144,165	$9,748,384
Interest rate sensitivity gap by period	$(3,242,346)	$409,782	$2,740,398	$3,158,750
Cumulative rate sensitivity gap	$(3,242,346)	$(2,832,564)	$(92,166)	$3,066,584
Cumulative rate sensitivity gap ratio
at December 31, 2020	63.1%	68.9%	99.0%	131.5%
at December 31, 2019	68.4%	69.4%	93.4%	126.9%

The Corporation had a cumulative negative gap of $2.8 billion in the one-year horizon at December 31, 2020, or 20.1 percent of total assets.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2020, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current environment, many driver rates are at or near historical lows, thus total rate movements (beginning point minus ending point to each of the various driver rates) are illustrated in the table below without consideration of negative interest rates.

	At December 31, 2020
	RISING	FALLING
Driver Rates	(200 Basis Points)	(100 Basis Points)
Prime	200	—
Federal Funds	200	—
One-Year CMT	200	(2)
Three-Year CMT	200	(5)
Five-Year CMT	200	(14)
CD's	200	(16)
FHLB	200	(5)

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the base, rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2020. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	At December 31, 2020
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$354,341	$375,313	$356,848
Variance from Base		$20,972	$2,507
Percent of Change from Base		5.9%	0.7%

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

	At December 31, 2019
		RISING	FALLING
(Dollars in Thousands)	Base	(200 Basis Points)	(100 Basis Points)
Net Interest Income	$368,024	$289,367	$355,191
Variance from Base		$21,343	$(12,833)
Percent of Change from Base		5.8%	(3.5)%

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2020 and December 31, 2019. Earning assets increased by $1.6 billion during twelve months ended December 31, 2020.

Interest-bearing deposits increased $274.0 million from December 31, 2019 as a result of excess liquidity from deposit growth, primarily due to a portion of commercial PPP loan proceeds and consumer Economic Impact Payments from the IRS that have remained on deposit, and an increase in wholesale funding. Additionally, total investment securities increased $550.7 million from December 31, 2019 as a portion of the excess liquidity from deposit growth and additional wholesale funding was used to invest in the bond portfolio. Also contributing to the increase in investment securities was a $62.1 million increase in net unrealized gains on the available for sale portfolio. The net increase in unrealized gains from December 31, 2019 to December 31, 2020 is primarily due to interest rate declines in 2020 as the longer term points on the yield curve have declined since year-end, which increases the fair value of securities in the portfolio.

Loans and loans held for sale increased $778.8 million from December 31, 2019. As of December 31, 2020, the Corporation had $667.1 million of PPP loans, which were primarily included in the commercial and industrial loan class. Additionally, other loan segments that experienced large increases from December 31, 2019 were commercial real estate, non-owner occupied and public finance and other commercial loans. The largest loan segments that experienced decreases from December 31, 2019 were real estate construction and home equity loans. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

	December 31,	December 31,
(Dollars in Thousands)	2020	2019
Interest-bearing deposits	$392,305	$118,263
Investment securities available for sale	1,919,119	1,790,025
Investment securities held to maturity	1,227,668	806,038
Loans held for sale	3,966	9,037
Loans	9,243,174	8,459,310
Federal Home Loan Bank stock	28,736	28,736
	$12,814,968	$11,211,409

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (federal funds purchased, repurchase agreements, FHLB advances, subordinated debentures and term loans) at December 31, 2020 and 2019.

	December 31,	December 31,
(Dollars in Thousands)	2020	2019
Deposits	$11,361,610	$9,839,956
Federal funds purchased	—	55,000
Securities sold under repurchase agreements	177,102	187,946
Federal Home Loan Bank advances	389,430	351,072
Subordinated debentures and term loans	118,380	138,685
	$12,046,522	$10,572,659

Deposits increased $1.5 billion from December 31, 2019. The Corporation experienced increases from December 31, 2019 in demand and savings deposits accounts of $1.6 billion and $765.5 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposits and brokered deposits of $673.2 million and $141.2 million, respectively, from December 31, 2019. The low interest rate environment has resulted in customers migrating from maturing time deposit products into non-maturity products due to similar rates offered for both products.

FHLB advances increased $38.4 million, while federal funds purchased decreased $55.0 million. Liquidity generated from an increase in deposits and FHLB advances was used to fund organic loan growth and investment securities purchases, and also to pay down wholesale funding sources.

Subordinated debentures and term loans decreased $20.3 million as compared to the same period in 2019. The Corporation redeemed $20.0 million of subordinated debentures in 2020. Of the redemptions, $10.0 million was for a partial redemption of debentures held by First Merchants Capital Trust II ("FMC Trust II") and the remaining $10.0 million was for a complete redemption of debentures held by Grabill Capital Trust I ("Grabill Trust"). Both FMC Trust II and Grabill Trust used the proceeds from the redemptions to concurrently redeem like amounts of their capital (preferred) securities, each with an aggregate principal redemption price of $10.0 million. The common securities of FMC Trust II are, and the common securities of Grabill Trust were, held by the Corporation (recorded in other assets). Subsequent to the redemption of its capital securities, Grabill Trust was dissolved.

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

INCOME TAXES

Income tax expense totaled $21.4 million for 2020 compared to $29.3 million for 2019. The Corporation’s federal statutory income tax rate for 2020 is 21 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company is domiciled. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries domiciled in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, and tax-exempt earnings from bank-owned life insurance contracts. The reconciliation of federal statutory to actual tax expense is shown in NOTE 22. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable increased from $12.2 million at December 31, 2019 to $12.3 million at December 31, 2020. The Corporation’s net deferred tax asset decreased from $8.3 million at December 31, 2019 to $4.3 million at December 31, 2020. The $4.0 million decrease in the Corporation’s net deferred tax asset was due to an increase in deferred tax liabilities partially offset by an increase in deferred tax assets. The largest deferred tax liability increase was associated with the tax effect of the change in unrealized gains and losses on available for sale securities of $13.1 million. Additionally, the net change in deferred taxes associated with federal and state net operating loss carryforwards decreased the net deferred tax asset by $4.1 million. This decrease was largely driven by the carryback of $9.1 million in federal net operating losses allowed under the CARES Act legislation. Offsetting the decreases to the net deferred tax asset were deferred tax asset increases associated with accounting for loan losses and loan fees of $12.1 million and $3.9 million, respectively.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Merchants Corporation (Corporation) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Corporation's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Note 5 to the consolidated financial statements, the Corporation’s consolidated allowance for loan and lease losses (ALLL) was $130.6 million at December 31, 2020. The ALLL is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The determination of the ALLL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the ALLL.

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
•Testing of completeness and accuracy of the information utilized in the ALLL;
•Testing the model’s computational accuracy;
•Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
•Testing the internal loan review functions and evaluating the accuracy of loan grades;
•Evaluating the appropriateness of loan grades and assessing the reasonableness of specific reserves on impaired loans;
•Evaluating the overall reasonableness of assumptions used by considering the past performance of the Corporation and evaluating to trends identified within peer groups;
•Reviewing subsequent events and considering whether they support or contradict the Corporation’s assessment;
•Evaluating loan modifications made under Section 4013 of the CARES Act.

BKD, LLP
We have served as the Corporation’s auditor since at least 1982; however, an earlier year cannot be reliably determined.
Indianapolis, Indiana
March 1, 2021

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2020	2019
ASSETS
Cash and cash equivalents	$192,896	$177,201
Interest-bearing deposits	392,305	118,263
Investment securities available for sale	1,919,119	1,790,025
Investment securities held to maturity (fair value of $1,280,293 and $827,566)	1,227,668	806,038
Loans held for sale	3,966	9,037
Loans	9,243,174	8,459,310
Less: Allowance for loan losses	(130,648)	(80,284)
Net loans	9,112,526	8,379,026
Premises and equipment	111,062	113,055
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	53,948	48,901
Other intangibles	28,975	34,962
Goodwill	543,918	543,918
Cash surrender value of life insurance	292,745	288,206
Other real estate owned	940	7,527
Tax asset, deferred and receivable	12,340	12,165
Other assets	146,066	100,194
TOTAL ASSETS	$14,067,210	$12,457,254
LIABILITIES
Deposits:
Noninterest-bearing	$2,298,138	$1,736,396
Interest-bearing	9,063,472	8,103,560
Total Deposits	11,361,610	9,839,956
Borrowings:
Federal funds purchased	—	55,000
Securities sold under repurchase agreements	177,102	187,946
Federal Home Loan Bank advances	389,430	351,072
Subordinated debentures and term loans	118,380	138,685
Total Borrowings	684,912	732,703
Interest payable	3,287	6,754
Other liabilities	141,756	91,404
Total Liabilities	12,191,565	10,670,817
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,922,359 and 55,368,482 shares	6,740	6,921
Additional paid-in capital	1,005,366	1,054,997
Retained earnings	788,578	696,520
Accumulated other comprehensive income	74,836	27,874
Total Stockholders' Equity	1,875,645	1,786,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,067,210	$12,457,254

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2020	December 31, 2019	December 31, 2018
INTEREST INCOME
Loans receivable:
Taxable	$358,264	$382,772	$342,501
Tax-exempt	21,483	17,568	14,862
Investment securities:
Taxable	24,440	27,815	21,597
Tax-exempt	42,341	31,655	25,509
Deposits with financial institutions	938	4,225	2,241
Federal Home Loan Bank stock	1,042	1,370	1,234
Total Interest Income	448,508	465,405	407,944
INTEREST EXPENSE
Deposits	51,740	91,585	51,542
Federal funds purchased	120	251	718
Securities sold under repurchase agreements	604	1,424	762
Federal Home Loan Bank advances	6,973	7,176	7,832
Subordinated debentures and term loans	6,944	8,309	8,233
Total Interest Expense	66,381	108,745	69,087
NET INTEREST INCOME	382,127	356,660	338,857
Provision for loan losses	58,673	2,800	7,227
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	323,454	353,860	331,630
OTHER INCOME
Service charges on deposit accounts	20,999	22,951	20,950
Fiduciary and wealth management fees	23,747	17,562	14,906
Card payment fees	19,502	20,243	18,035
Net gains and fees on sales of loans	18,271	7,891	7,029
Derivative hedge fees	6,977	5,357	2,493
Other customer fees	1,497	1,664	1,860
Increase in cash surrender value of life insurance	5,040	4,518	4,020
Gains on life insurance benefits	100	19	198
Net realized gains on sales of available for sale securities	11,895	4,415	4,269
Other income	1,898	2,068	2,699
Total Other Income	109,926	86,688	76,459
OTHER EXPENSES
Salaries and employee benefits	155,937	144,037	131,704
Net occupancy	26,756	19,584	18,341
Equipment	19,344	16,218	14,334
Marketing	6,609	6,650	4,681
Outside data processing fees	14,432	16,476	13,215
Printing and office supplies	1,304	1,445	1,425
Intangible asset amortization	5,987	5,994	6,719
FDIC assessments	5,804	717	2,920
Other real estate owned and foreclosure expenses	330	2,428	1,470
Professional and other outside services	8,901	15,410	8,176
Other expenses	18,001	17,804	16,966
Total Other Expenses	263,405	246,763	219,951
INCOME BEFORE INCOME TAX	169,975	193,785	188,138
Income tax expense	21,375	29,325	28,999
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$148,600	$164,460	159,139

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic	$2.75	$3.20	$3.23
Diluted	$2.74	$3.19	$3.22

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net income	$148,600	$164,460	$159,139
Other comprehensive income (loss) net of tax:
Unrealized holding gain (loss) on securities available for sale arising during the period, net of tax of $15,554, $12,946, and $3,174	58,513	48,703	(13,872)
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $311, $226, and $52	(1,169)	(846)	437
Reclassification adjustment for net gains included in net income, net of tax of $2,308, $857, and $797	(8,681)	(3,224)	(3,002)
Defined benefit pension plans, net of tax of $452, $1,239, and $1,001
Net gain (loss) arising during period	(1,767)	4,579	(1,435)
Amortization of prior service cost	66	84	(16)
	46,962	49,296	(17,888)
Comprehensive income	$195,562	$213,756	$141,251

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2017	125	$125	49,158,238	$6,145	$834,870	$465,231	$(2,908)	$1,303,463
Comprehensive income
Net income	—	—	—	—	—	159,139	—	159,139
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(17,888)	(17,888)
Cash dividends on common stock ($0.84 per share)	—	—	—	—	—	(41,660)	—	(41,660)
Reclassification adjustment under ASU 2018-02	—	—	—	—	—	626	(626)	—
Share-based compensation	—	—	112,569	14	3,578	—	—	3,592
Stock issued under employee benefit plans	—	—	19,001	2	705	—	—	707
Stock issued under dividend reinvestment and stock purchase plan	—	—	28,156	4	1,207	—	—	1,211
Stock options exercised	—	—	76,152	10	1,588	—	—	1,598
Restricted shares withheld for taxes	—	—	(44,316)	(6)	(1,896)	—	—	(1,902)
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income
Net income	—	—	—	—	—	164,460	—	164,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49,296	49,296
Cash dividends on common stock ($1.00 per share)	—	—	—	—	—	(51,276)	—	(51,276)
Issuance of common stock related to acquisitions	—	—	6,383,806	798	229,128	—	—	229,926
Repurchases of common stock	—	—	(516,016)	(65)	(18,976)	—	—	(19,041)
Share-based compensation	—	—	116,572	15	4,100	—	—	4,115
Stock issued under employee benefit plans	—	—	21,521	3	699	—	—	702
Stock issued under dividend reinvestment and stock purchase plan	—	—	38,942	5	1,526	—	—	1,531
Stock options exercised	—	—	16,950	2	142	—	—	144
Restricted shares withheld for taxes	—	—	(43,093)	(6)	(1,674)	—	—	(1,680)
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income
Net income	—	—	—	—	—	148,600	—	148,600
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	46,962	46,962
Cash dividends on common stock ($1.04 per share)	—	—	—	—	—	(56,542)	—	(56,542)
Repurchases of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	128,292	16	4,584	—	—	4,600
Stock issued under employee benefit plans	—	—	25,423	3	636	—	—	639
Stock issued under dividend reinvestment and stock purchase plan	—	—	60,806	8	1,718	—	—	1,726
Stock options exercised	—	—	13,550	2	113	—	—	115
Restricted shares withheld for taxes	—	—	(39,757)	(6)	(974)	—	—	(980)
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2020	2019	2018
Cash Flow From Operating Activities:
Net income	$148,600	$164,460	$159,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	58,673	2,800	7,227
Depreciation and amortization	11,009	9,383	8,842
Change in deferred taxes	(9,735)	4,965	3,524
Share-based compensation	4,600	4,115	3,592
Loans originated for sale	(591,057)	(511,407)	(372,791)
Proceeds from sales of loans held for sale	611,945	513,357	380,254
Gains on sales of loans held for sale	(15,817)	(6,209)	(5,025)
Gains on sales of securities available for sale	(11,895)	(4,415)	(4,269)
Increase in cash surrender of life insurance	(5,040)	(4,518)	(4,020)
Gains on life insurance benefits	(100)	(19)	(198)
Change in interest receivable	(5,047)	(4,659)	(3,751)
Change in interest payable	(3,467)	1,090	1,217
Other adjustments	12,142	9,464	6,494
Net cash provided by operating activities	204,811	178,407	180,235
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(274,042)	199,928	(1,936)
Purchases of:
Securities available for sale	(613,117)	(676,791)	(370,284)
Securities held to maturity	(699,095)	(423,385)	(30,465)
Proceeds from sales of securities available for sale	231,391	132,837	154,519
Proceeds from maturities of:
Securities available for sale	322,617	138,356	77,881
Securities held to maturity	273,229	130,502	66,129
Redemption (Purchase) of Federal Reserve and Federal Home Loan Bank stock	—	—	(763)
Net change in loans	(792,986)	(512,364)	(483,418)
Net cash and cash equivalents received in acquisition	—	10,207	—
Proceeds from the sale of other real estate owned	8,655	2,060	9,121
Proceeds from life insurance benefits	601	815	2,836
Other investing activities	(9,278)	(8,564)	804
Net cash used in investing activities	(1,552,025)	(1,006,399)	(575,576)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	2,336,120	883,524	526,859
Certificates of deposit and other time deposits	(814,466)	95,913	55,204
Borrowings	573,757	599,298	1,515,526
Repayment of borrowings	(621,548)	(643,169)	(1,677,860)
Cash dividends on common stock	(56,542)	(51,276)	(41,660)
Stock issued under employee benefit plans	639	702	707
Stock issued under dividend reinvestment and stock purchase plans	1,726	1,531	1,211
Stock options exercised	115	144	1,598
Restricted shares withheld for taxes	(980)	(1,680)	(1,902)
Repurchase of common stock	(55,912)	(19,041)	—
Net cash provided by financing activities	1,362,909	865,946	379,683
Net Change in Cash and Cash Equivalents	15,695	37,954	(15,658)
Cash and Cash Equivalents, January 1	177,201	139,247	154,905
Cash and Cash Equivalents, December 31	$192,896	$177,201	$139,247
Additional cash flow information:
Interest paid	$69,848	$107,598	$67,870
Income tax paid	33,201	23,588	23,289
Loans transferred to other real estate owned	813	7,031	855
Fixed assets transferred to other assets	262	1,210	374
Non-cash investing activities using trade date accounting	6,183	—	6,551
Investments transferred from held to maturity to available for sale in accordance with ASU 2017-12	—	—	30,794
ROU assets obtained in exchange for new operating lease liabilities	1,601	23,529	—

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Fair value of assets acquired	$—	$1,451,287	$—
Cash received (paid) in acquisition	—	(15)	—
Less: Common stock issued	—	229,926	—
Liabilities assumed	$—	$1,221,346	$—

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

CONSOLIDATION
The consolidation of the Corporation's financial statements include the accounts of the Corporation and all its subsidiaries, after elimination of all material intercompany transactions.

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

CASH AND CASH EQUIVALENTS
Cash on hand, cash items in process of collection, cash held at various banks and federal funds sold are included in cash and cash equivalents and have a maturity of less than three months. The Corporation maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes there is not significant credit risk on cash and cash equivalents.

INVESTMENT SECURITIES
Held to maturity securities are carried at amortized cost when the Corporation has the positive intent and ability to hold them until maturity. Available for sale securities are recorded at fair value on a recurring basis with the unrealized gains and losses, net of applicable income taxes, recorded in other comprehensive income. Realized gains and losses are recorded in earnings and the prior fair value adjustments are reclassified within stockholders' equity. Gains and losses on sales of securities are determined on the specific-identification method. Amortization of premiums and accretion of discounts are amortized to their earliest call date and are recorded as interest income from securities.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

For held to maturity securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

LOANS HELD FOR SALE
Loans originated and with an intent to sell are classified as held for sale and are carried at the principal amount outstanding. The carrying amount approximates fair value due to the short duration between origination and the date of sale.

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

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”) that provides federal government funding through the end of its 2021 fiscal year. In addition to delivering direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA provide for (i) an additional $284 billion in funding for the Paycheck Protection Program (“PPP”), through March 31, 2021, (ii) an extension of the temporary delay for implementation of the CECL accounting standard, and (iii) further suspension of the troubled debt restructure assessment and reporting requirements for financial institutions under GAAP until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. Details of the Corporation's modifications are included in the "LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

PURCHASED LOANS
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

The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable portion of the fair value discount or premium. The accretable portion of the fair value discount or premium is the difference between the expected cash flows and the net present value of expected cash flows, with such difference accreted into income over the term of the loans. Acquired loans not accounted for under ASC 310-30 are accounted for under ASC 310-20, which allows the fair value adjustment to be accreted into income over the remaining life of the loans.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ALLOWANCE FOR LOAN LOSSES
The Corporation's allowance for loan losses is maintained to absorb losses inherent in the loan portfolio and is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current operating results. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Corporation’s strategy for credit risk management includes credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on regional geographic and industry levels, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

Effective January 1, 2021, the Corporation adopted ASU 2016-13, Financial Instruments - Measurement of Current Expected Credit Losses on Financial Instruments ("CECL"), which will modify the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully below under the heading "NEW ACCOUNTING PRONOUNCEMENTS AND SEC RELEASES NOT YET ADOPTED" of this NOTE 1.

PENSION
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

LEASES
The Corporation leases certain land and premises from third parties and all are classified as operating leases. Effective January 1, 2019, operating leases are included in Other Assets and Other Liabilities on the Corporation's Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right of Use ("ROU") assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Short-term leases of twelve months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Corporation's Consolidated Balance Sheets. Renewal and termination options are considered when determining short-term leases. Leases are accounted for at the individual level.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FEDERAL HOME LOAN BANK STOCK ("FHLB")
FHLB stock is a required investment for institutions that are members of the FHLB. The Bank is a member of the FHLB of Indianapolis. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation completed its most recent annual goodwill impairment test as of October 1, 2020 and concluded, based on current events and circumstances goodwill is not impaired. Details of the Corporation's goodwill impairment test are included in NOTE 8. GOODWILL of these Notes to Consolidated Financial Statements.

BANK OWNED LIFE INSURANCE ("BOLI")
BOLI has been purchased on certain employees and directors of the Corporation to offset a portion of the employee benefit costs. The Corporation records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Changes in cash surrender values and death benefits received in excess of cash surrender values are reported in non-interest income. A corporate policy is in place with defined thresholds that limit the amount of credit, interest rate and liquidity risk inherent in a BOLI portfolio. The Corporation actively monitors the overall portfolio performance along with the credit quality of the insurance carriers and the credit quality and yield of the underlying investments.

OTHER REAL ESTATE OWNED ("OREO")
OREO consists of assets acquired through, or in lieu of, loan foreclosure and are held for sale. They are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation are included in other real estate owned and foreclosure expenses.

DERIVATIVE INSTRUMENTS
Derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets, are carried at fair value of the derivatives and reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. As part of the asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. Changes in the fair values of derivatives are reported in the consolidated statements of operations or AOCI depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

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

TRANSFERS OF FINANCIAL ASSETS
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered, or in the case of a loan participation, a portion of the asset has been surrendered and meets the definition of a "participating interest." Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

SHARE-BASED COMPENSATION
Stock option and restriced stock award plans are maintained by the Corporation. The compensation costs are recognized for stock options and restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.  The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the appropriate service period, which is generally two or three years.

INCOME TAX
Income tax expense in the consolidated statements of income is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts from the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2017.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation adopted the provisions of the ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Corporation did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation reviews income tax expense and the carrying value of deferred tax assets and liabilities quarterly; as new information becomes available, the balances are adjusted, if applicable. The Corporation's policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

NET INCOME PER SHARE
Net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and non-vested restricted stock.

IMPACT OF COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the shelter in place mandates in effect beginning early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, decreased significantly during 2020. Most states have reopened, albeit under limited capacities and under other social distancing restrictions; however, commercial activity has not returned to the levels existing prior to the outbreak of the pandemic. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and will continue to be, significantly impacted.

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

The amendments were applied on a prospective basis. The Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill, January 1, 2020 and assessed the recent economic impact and market conditions from the COVID-19 pandemic. At September 30, 2020 and December 31, 2020, the Corporation performed a goodwill impairment test which included various valuation considerations including comparable peer data, precedent transaction comparables, discounted cash flow analysis, overall financial performance, share price of the Corporation's common stock and other factors. The testing resulted in a conclusion that it was not more likely than not that the fair value of the Corporation had declined below its carrying value; therefore, goodwill was not impaired at September 30, 2020 or December 31, 2020. Goodwill assessments are highly sensitive to economic projections and the related assumptions used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods. Details of the goodwill impairment test are included in NOTE 8. GOODWILL of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by the Bank's banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the "Interagency Statement") that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”) that provides federal government funding through the end of its 2021 fiscal year. In addition to delivering direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA provide for (i) an additional $284 billion in funding for the Paycheck Protection Program (“PPP”), through March 31, 2021, (ii) an extension of the temporary delay for implementation of the CECL accounting standard, and (iii) further suspension of the troubled debt restructure assessment and reporting requirements for financial institutions under GAAP. Details of the Corporation's modifications are included in the "LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

The Corporation continually monitors potential accounting pronouncement and SEC release changes. The following pronouncements and releases have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Updates No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Summary - The FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance was issued to address concerns that current generally accepted accounting principles ("GAAP") restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the Current Expected Credit Loss ("CECL") model.

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

The Corporation developed models that satisfy the requirements of the new standard which are governed by a system of internal controls and a cross-functional working group consisting of accounting, finance, and credit administration personnel. The loan portfolio was pooled into ten loan segments with similar risk characteristics for which the probability of default/loss given default methodology was applied. The Corporation utilized a one-year economic forecast period then reverted to historical macroeconomic levels for the remaining life of the portfolio. A baseline macroeconomic scenario, along with other scenarios, was used to develop a range of estimated credit losses for which to determine the best estimate within.

The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13, which was set to expire on December 31, 2020. However, the CAA (as discussed above) extended the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation has elected to further delay adoption of CECL to January 1, 2021. This will allow the Corporation to utilize the CECL standard for the entire year of adoption. As a result of the Corporation’s election, its 2020 financial statements have been prepared under the existing incurred loss model.

As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet. The allowance increased 57 percent from December 31, 2020 because it covered expected credit losses over the life of the loan portfolio, which approximates four years, and it included an allowance on all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which was approximately $21 million. Also as required by CECL, the Corporation reviewed the held-to-maturity debt securities portfolio and determined the expected losses were immaterial.

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

The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU No. 2016-13. As discussed above, pursuant to the CARES Act, the Corporation elected to defer the adoption of CECL. Additionally, the 2021 Consolidated Appropriations Act ("CAA"), signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation has elected to further delay adoption of CECL to January 1, 2021. The Corporation is not expecting adoption of the standard to have a significant effect on the Corporation’s consolidated financial statements or disclosures.

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

NOTE 2

ACQUISITIONS

Hoosier Trust Company

On November 9, 2020, the Corporation announced the signing of a definitive agreement by which the Bank would acquire Hoosier Trust Company ("Hoosier") through a merger of Hoosier with and into the Bank. The consideration to be paid to the shareholders of Hoosier at closing is $3,225,000 in cash. Closing of the acquisition remains subject to required regulatory approval and is expected in the second quarter of 2021.

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

Pro Forma Financial Information

The results of operations of MBT have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the year ended December 31, 2019, as if the MBT acquisition occurred as of the beginning of the period presented.

Year Ended December 31, 2019
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 3

CASH AND CASH EQUIVALENTS

The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2020, cash and cash equivalents is defined to include cash on hand, deposits in other institutions and federal funds sold.

At December 31, 2020, the Corporation’s interest-bearing cash accounts and noninterest-bearing transaction deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $384,234,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $140,317,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation has historically been required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  However, the Federal Reserve announced on March 15, 2020 that in order to support the flow of credit to households and businesses, reserve requirement ratios would move to zero effective March 26, 2020; therefore, the Corporation did not have a reserve requirement at December 31, 2020.

NOTE 4

INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of the Corporation's investment securities at the dates indicated were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$2,380	$50	$—	$2,430
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	632,267	22,505	103	654,669
Corporate obligations	4,031	104	—	4,135
Total available for sale	1,807,389	112,079	349	1,919,119
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	31,087	10	113	30,984
State and municipal	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	575,154	17,889	107	592,936
Foreign investment	1,500	—	—	1,500
Total held to maturity	1,227,668	52,877	252	1,280,293
Total Investment Securities	$3,035,057	$164,956	$601	$3,199,412

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2019
U.S. Government-sponsored agency securities	$38,529	$346	$—	$38,875
State and municipal	859,511	41,092	807	899,796
U.S. Government-sponsored mortgage-backed securities	842,349	10,378	1,404	851,323
Corporate obligations	31	—	—	31
Total available for sale	1,740,420	51,816	2,211	1,790,025
Held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	15,619	1	37	15,583
State and municipal	354,115	15,151	107	369,159
U.S. Government-sponsored mortgage-backed securities	434,804	6,921	401	441,324
Foreign investment	1,500	—	—	1,500
Total held to maturity	806,038	22,073	545	827,566
Total Investment Securities	2,546,458	73,889	2,756	2,617,591

The change in unrealized gains/losses from December 31, 2019 to December 31, 2020 is primarily due to the changes in interest rates. The longer term points on the yield curve have declined since year-end which increases the fair value of securities held in the portfolio.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table shows the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2020
State and municipal	$5,368	$246	$—	$—	$5,368	$246
U.S. Government-sponsored mortgage-backed securities	9,651	103	—	—	9,651	103
Total Temporarily Impaired Available for Sale Securities	15,019	349	—	—	15,019	349
Temporarily Impaired Held to Maturity Securities at December 31, 2020
U.S. Government-sponsored agency securities	20,881	113	—	—	20,881	113
State and municipal	3,477	32	—	—	3,477	32
U.S. Government-sponsored mortgage-backed securities	41,504	107	—	—	41,504	107
Total Temporarily Impaired Held to Maturity Securities	65,862	252	—	—	$65,862	252
Total Temporarily Impaired Investment Securities	$80,881	$601	$—	$—	$80,881	$601

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily Impaired Available for Sale Securities at December 31, 2019
State and municipal	$76,273	$807	$—	$—	$76,273	$807
U.S. Government-sponsored mortgage-backed securities	127,673	1,326	20,796	78	148,469	1,404
Total Temporarily Impaired Available for Sale Securities	203,946	2,133	20,796	78	224,742	2,211
Temporarily Impaired Held to Maturity Securities at December 31, 2019
U.S. Government-sponsored agency securities	3,016	4	12,467	33	15,483	37
State and municipal	22,947	107	—	—	22,947	107
U.S. Government-sponsored mortgage-backed securities	124,253	364	7,991	37	132,244	401
Total Temporarily Impaired Held to Maturity Securities	150,216	475	20,458	70	170,674	545
Total Temporarily Impaired Investment Securities	$354,162	$2,608	$41,254	$148	$395,416	$2,756

Certain investments in debt securities are reported in the financial statements at amounts less than their historical cost.  The historical cost of these investments totaled $81,482,000 and $398,172,000 at December 31, 2020 and 2019, respectively.  Total fair value of these investments was $80,881,000  and $395,416,000, which was approximately 2.6 and 15.2 percent of the Corporation's available for sale and held to maturity investment portfolio at December 31, 2020 and 2019, respectively.

The Corporation's management believes the decline in fair value for these securities was temporary. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income during the period the OTTI is identified. The Corporation’s management has evaluated all securities with unrealized losses for OTTI and concluded no OTTI existed at December 31, 2020.

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

U.S. Government-Sponsored Mortgage-Backed Securities

The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2020. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $103,000 on five securities and $107,000 on three securities in the available for sale and held to maturity portfolios, respectively. All these securities are issued by a government-sponsored entity.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

State and Municipal Securities and U.S. Government-Sponsored Agency Securities

The unrealized losses on the Corporation's investments in securities of state and political subdivisions and U.S. Government-Sponsored Agency securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2020. As noted in the previous table, the state and municipal securities portfolio contains unrealized losses of $246,000 on four securities and $32,000 on two securities in the available for sale and held to maturity portfolios, respectively. The U.S. Government-Sponsored Agency securities portfolio contains no unrealized loses in the available for sale portfolio, and $113,000 on two securities in the held to maturity portfolio.

The amortized cost and fair value of securities available for sale and held to maturity by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2020
Due in one year or less	$1,349	$1,353	$9,712	$9,755
Due after one through five years	5,545	5,764	22,241	23,190
Due after five through ten years	70,777	75,223	115,408	121,333
Due after ten years	1,097,451	1,182,110	505,153	533,079
	1,175,122	1,264,450	652,514	687,357
U.S. Government-sponsored mortgage-backed securities	632,267	654,669	575,154	592,936
Total Investment Securities	$1,807,389	$1,919,119	$1,227,668	$1,280,293

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2019
Due in one year or less	$1,134	$1,136	$9,920	$10,105
Due after one through five years	5,031	5,141	45,197	45,654
Due after five through ten years	74,745	76,920	84,153	88,844
Due after ten years	817,161	855,505	231,964	241,639
	898,071	938,702	371,234	386,242
U.S. Government-sponsored mortgage-backed securities	842,349	851,323	434,804	441,324
Total Investment Securities	$1,740,420	$1,790,025	$806,038	$827,566

Securities with a carrying value of approximately $890,025,000, $503,427,000 and $416,155,000  were pledged at December 31, 2020, 2019 and 2018, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. In order to facilitate the funding of PPP loans, the Bank pledged securities to the Discount Window at the Federal Reserve Bank resulting in the increase in pledged securities at December 31, 2020 compared to December 31, 2019.

The book value of securities sold under agreements to repurchase amounted to $167,265,000 at December 31, 2020 and $182,856,000 at
December 31, 2019.

Gross gains and losses on the sales and redemptions of available for sale securities for the years indicated are shown below.

	2020	2019	2018
Sales and Redemptions of Available for Sale Securities:
Gross gains	$11,895	$4,415	$4,269
Gross losses	—	—	—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE

Loans are stated at the amount of unpaid principal, reduced by deferred income (net of costs). Interest on loans is recognized using the simple interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio, the allowance for loan losses and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at December 31, 2020 and 2019, were $4.0 million and $9.0 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the years indicated:

	December 31, 2020	December 31, 2019

Commercial and industrial loans	$2,776,699	$2,109,879
Agricultural land, production and other loans to farmers	281,884	334,172
Real estate loans:
Construction	484,723	787,568
Commercial real estate, non-owner occupied	2,220,949	1,902,692
Commercial real estate, owner occupied	958,501	909,695
Residential	1,234,741	1,143,217
Home equity	508,259	588,984
Individuals' loans for household and other personal expenditures	129,479	135,989
Public finance and other commercial loans	647,939	547,114
Loans	9,243,174	8,459,310
Allowance for loan losses	(130,648)	(80,284)
Net Loans	$9,112,526	$8,379,026

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximate $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act ("the Flexibility Act"), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The Bank has actively participated in assisting its customers with applications for resources through the program. PPP loans earn interest at a fixed rate of 1 percent and primarily have a two year term. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA as, in accordance with the terms of the PPP, the loans are fully guaranteed by the SBA. As of December 31, 2020, the Bank had over 4,400 PPP loans, primarily in the commercial and industrial loan class, totaling $667.1 million, which is net of $12.5 million of deferred processing fee income and costs. The weighted-average deferred processing fee on PPP loans was approximately 3.09 percent and is recognized over the term of the loan. If a loan is forgiven by the SBA or paid off by the borrower prior to maturity, any unamortized portion of the fee will be recognized immediately. During the year ended December 31, 2020, the Corporation recognized interest income on PPP loans of $6.2 million and $16.2 million of PPP loan related deferred processing fee income as a yield adjustment.

The Bank borrowed from the Paycheck Protection Program Liquidity Facility ("PPPL Facility") to supplement liquidity to fund the PPP loans in the second quarter 2020. At December 31, 2020, the Corporation did not have an outstanding balance with the PPPL Facility.

Allowance, Credit Quality and Loan Portfolio

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments ("CECL") had an original adoption date of January 1, 2020, which included a day 1 measurement date of January 1, 2020. The CARES Act, passed by Congress on March 27, 2020 in response to the COVID-19 pandemic, created an optional deferral of the CECL adoption date. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13, which was set to expire on December 31, 2020. However, the 2021 Consolidated Appropriations Act ("CAA"), signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation has elected to further delay adoption of CECL to January 1, 2021. As a result of the Corporation’s election, its 2020 financial statements have been prepared under the existing incurred loss model.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at December 31, 2020. The process for determining the adequacy of the allowance for loan losses is critical to the Corporation’s financial results.  It requires management to make difficult, subjective and complex judgments to estimate the effect of uncertain matters. The allowance for loan losses considers current factors, including economic conditions and ongoing internal and external examinations, and will increase or decrease as deemed necessary to ensure it remains adequate. In addition, the allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, portfolio mix and collateral values.

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

At December 31, 2020, the allowance for loan losses was $130.6 million, an increase of $50.3 million from the December 31, 2019 balance of $80.3 million. Net charge-offs for the twelve months ended December 31, 2020, were $8.3 million, an increase of $5.2 million from the same period in 2019. The provision for loan losses for the twelve months ended December 31, 2020 was $58.7 million, an increase of $55.9 million from the same period in 2019. The determination of the provision for loan losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2020, 2019, and 2018:

	Twelve Months Ended December 31, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2019	$32,902	$28,778	$4,035	$14,569	$80,284
Provision for losses	21,930	22,174	5,996	8,573	58,673
Recoveries on loans	819	431	260	666	2,176
Loans charged off	(8,536)	(313)	(643)	(993)	(10,485)
Balances, December 31, 2020	$47,115	$51,070	$9,648	$22,815	$130,648

	Twelve Months Ended December 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552
Provision for losses	733	1,555	239	273	2,800
Recoveries on loans	1,244	1,289	401	619	3,553
Loans charged off	(1,732)	(3,675)	(569)	(645)	(6,621)
Balances, December 31, 2019	$32,902	$28,778	$4,035	$14,569	$80,284

	Twelve Months Ended December 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Balances, December 31, 2017	$30,420	$27,343	$3,732	$13,537	$75,032
Provision for losses	2,097	2,482	679	1,969	7,227
Recoveries on loans	2,456	2,525	302	993	6,276
Loans charged off	(2,316)	(2,741)	(749)	(2,177)	(7,983)
Balances, December 31, 2018	$32,657	$29,609	$3,964	$14,322	$80,552

The tables below show the Corporation’s allowance for loan losses and loan portfolio by loan segment for the years indicated.

	December 31, 2020
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$223	$12,246	$—	$432	$12,901
Collectively evaluated for impairment	46,892	38,824	9,648	22,383	117,747
Total allowance for loan losses	$47,115	$51,070	$9,648	$22,815	$130,648
Loan balances:
Individually evaluated for impairment	$1,258	$51,605	$2	$3,291	$56,156
Collectively evaluated for impairment	3,505,863	3,805,808	129,477	1,739,709	9,180,857
Loans acquired with deteriorated credit quality	577	5,584	—	—	6,161
Loans	$3,507,698	$3,862,997	$129,479	$1,743,000	$9,243,174

	December 31, 2019
	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance balances:
Individually evaluated for impairment	$—	$231	$—	$458	$689
Collectively evaluated for impairment	32,902	28,547	4,035	14,111	79,595
Total allowance for loan losses	$32,902	$28,778	$4,035	$14,569	$80,284
Loan balances:
Individually evaluated for impairment	$457	$8,728	$4	$2,520	$11,709
Collectively evaluated for impairment	2,748,681	3,821,660	135,985	1,727,966	8,434,292
Loans acquired with deteriorated credit quality	1,716	9,878	—	1,715	13,309
Loans	$2,750,854	$3,840,266	$135,989	$1,732,201	$8,459,310

Loans individually evaluated for impairment are comprised of commercial and consumer loans deemed impaired in accordance with ASC 310-10. This includes loans acquired with subsequent deterioration of credit quality totaling $1.3 million with $557,000 of related allowance for loan losses at December 31, 2020 and $2.8 million with $124,000 related allowance for loan losses at December 31, 2019.

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the years indicated:

	December 31, 2020	December 31, 2019
Commercial and industrial loans	$2,329	$1,255
Agricultural land, production and other loans to farmers	1,012	1,180
Real estate loans:
Construction	123	977
Commercial real estate, non-owner occupied	46,316	3,351
Commercial real estate, owner occupied	3,040	2,659
Residential	6,517	5,062
Home equity	2,095	1,421
Individuals' loans for household and other personal expenditures	39	44
Total	$61,471	$15,949

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the composition of the Corporation’s impaired loans, related allowance and interest income recognized while impaired by loan class for the years indicated:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$1,059	$991	$—	$991	$—
Real estate loans:
Commercial real estate, non-owner occupied	4,958	4,694	—	4,850	145
Commercial real estate, owner occupied	2,125	1,310	—	1,429	—
Residential	957	816	—	840	3
Individuals' loans for household and other personal expenditures	2	2	—	3	—
Total	$9,101	$7,813	$—	$8,113	$148
Impaired loans with related allowance:
Commercial and industrial loans	$268	$268	$223	$267	$—
Agricultural land, production and other loans to farmers	640	562	3	589	—
Real estate loans:
Commercial real estate, non-owner occupied	44,016	43,715	11,686	44,119	—
Commercial real estate, owner occupied	2,061	1,323	557	1,447	—
Residential	2,041	2,014	352	2,108	70
Home equity	487	461	80	473	14
Total	$49,513	$48,343	$12,901	$49,003	$84
Total Impaired Loans	$58,614	$56,156	$12,901	$57,116	$232

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$320	$320	$—	$320	$—
Agricultural land, production and other loans to farmers	752	381	—	542	—
Real estate loans:
Construction	1,206	970	—	1,229	—
Commercial real estate, non-owner occupied	6,202	5,299		5,399	156
Commercial real estate, owner occupied	1,382	306	—	357	—
Residential	93	76	—	77	3
Total	$9,955	$7,352	$—	$7,924	$159
Impaired loans with related allowance:
Agricultural land, production and other loans to farmers	$588	$585	$107	$585	$—
Real estate loans:
Commercial real estate, owner occupied	2,060	1,324	124	1,324	—
Residential	2,070	2,044	383	2,083	63
Home equity	417	400	75	409	12
Individuals' loans for household and other personal expenditures	4	4	—	4	—
Total	$5,139	$4,357	$689	$4,405	$75
Total Impaired Loans	$15,094	$11,709	$689	$12,329	$234

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$828	$806	$—	$833	$—
Agricultural land, production and other loans to farmers	679	679	—	1,213	—
Real estate loans:
Construction	1,352	614	—	835	—
Commercial real estate, non-owner occupied	7,795	6,891	—	10,239	—
Commercial real estate, owner occupied	3,381	2,103		2,202	165
Residential	118	100	—	101	3
Home equity	49	48	—	48	—
Public finance and other commercial loans	353	353	—	353	—
Total	$14,555	$11,594	$—	$15,824	$168
Impaired loans with related allowance:
Real estate loans:
Construction	$7,978	$7,977	$1,429	$7,977	$—
Commercial real estate, owner occupied	171	171	6	171
Residential	1,958	1,907	362	1,915	57
Home equity	376	358	74	365	10
Individuals' loans for household and other personal expenditures	18	18	1	20	1
Total	$10,501	$10,431	$1,872	$10,448	$68
Total Impaired Loans	$25,056	$22,025	$1,872	$26,272	$236

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

•Special Mention - Loans which have a potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•Substandard - Loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•Doubtful - Loans will have all the weaknesses inherent in those classified Substandard with the added characteristics that the weakness make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

•Loss – Loans are considered uncollectible and of such little value that their continuation as bankable assets is not warranted. This     classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2020
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$2,562,077	$117,503	$97,119	$—	$—	$—	$—	$2,776,699
Agricultural land, production and other loans to farmers	243,991	26,835	9,885	—	—	1,173	—	281,884
Real estate loans:
Construction	446,846	10,445	5,549	—	—	21,763	120	484,723
Commercial real estate, non-owner occupied	1,979,827	160,304	80,818	—	—	—	—	2,220,949
Commercial real estate, owner occupied	907,566	17,641	33,294	—	—	—	—	958,501
Residential	199,338	2,261	7,058	—	—	1,020,687	5,397	1,234,741
Home equity	12,714	—	989	—	—	492,999	1,557	508,259
Individuals' loans for household and other personal expenditures	—	—	—	—	—	129,440	39	129,479
Public finance and other commercial loans	647,939	—	—	—	—	—	—	647,939
Loans	$7,000,298	$334,989	$234,712	$—	$—	$1,666,062	$7,113	$9,243,174

	December 31, 2019
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing	Consumer Non Performing	Total
Commercial and industrial loans	$1,956,985	$81,179	$71,715	$—	—	$—	$—	$2,109,879
Agricultural land, production and other loans to farmers	291,790	11,008	29,393	—	—	1,981	—	334,172
Real estate loans:
Construction	749,249	1,613	1,634	—	—	35,072	—	787,568
Commercial real estate, non-owner occupied	1,814,187	38,366	50,139	—	—	—	—	1,902,692
Commercial real estate, owner occupied	866,947	14,028	28,720	—	—	—	—	909,695
Residential	196,710	877	8,075	—	—	932,743	4,812	1,143,217
Home equity	24,211	257	682	—	—	562,507	1,327	588,984
Individuals' loans for household and other personal expenditures	—	—	—	—	—	135,944	45	135,989
Public finance and other commercial loans	547,114	—	—	—	—	—	—	547,114
Loans	$6,447,193	$147,328	$190,358	$—	$—	$1,668,247	$6,184	$8,459,310

The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total	Past due 90+ days and still accruing
Commercial and industrial loans	$2,761,473	$5,866	$6,571	$2,789	$15,226	$2,776,699	$594
Agricultural land, production and other loans to farmers	280,615	146	226	897	1,269	281,884	—
Real estate loans:
Construction	484,706	—	17	—	17	484,723	—
Commercial real estate, non-owner occupied	2,184,681	2,525	2,109	31,634	36,268	2,220,949	—
Commercial real estate, owner occupied	951,561	4,854	180	1,906	6,940	958,501	—
Residential	1,226,779	3,269	1,429	3,264	7,962	1,234,741	133
Home equity	503,596	2,644	559	1,460	4,663	508,259	19
Individuals' loans for household and other personal expenditures	129,049	334	96	—	430	129,479	—
Public finance and other commercial loans	647,939	—	—	—	—	647,939	—
Loans	$9,170,399	$19,638	$11,187	$41,950	$72,775	$9,243,174	$746

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total	Past due 90+ days and still accruing
Commercial and industrial loans	$2,105,757	$3,086	$154	$882	$4,122	$2,109,879	$4
Agricultural land, production and other loans to farmers	333,012	46	64	1,050	1,160	334,172	—
Real estate loans:
Construction	785,936	1,632	—	—	1,632	787,568	—
Commercial real estate, non-owner occupied	1,899,190	1,348	544	1,610	3,502	1,902,692	—
Commercial real estate, owner occupied	906,881	976	208	1,630	2,814	909,695	—
Residential	1,134,650	4,976	1,279	2,312	8,567	1,143,217	22
Home equity	584,506	3,083	611	784	4,478	588,984	42
Individuals' loans for household and other personal expenditures	135,445	439	105	—	544	135,989	1
Public finance and other commercial loans	547,114	—	—	—	—	547,114	—
Loans	$8,432,491	$15,586	$2,965	$8,268	$26,819	$8,459,310	$69

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the periods ended December 31, 2020 and 2019:

	December 31, 2020
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$654	$654	3
Agricultural land, production and other loans to farmers	458	458	1
Real estate loans:
Construction	113	123	1
Commercial real estate, owner occupied	107	107	1
Residential	2,730	2,780	38
Home equity	332	332	3
Individuals' loans for household and other personal expenditures	19	19	2
Total	$4,413	$4,473	49

	December 31, 2019
	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$636	$629	11
Home equity	56	61	2
Total	$692	$690	13

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the recorded investment of troubled debt restructures as of December 31, 2020 and 2019, by modification type, that occurred during the years indicated:

	December 31, 2020
	Term Modification	Rate Modification	Combination	Total Modification
Commercial and industrial loans	$585	$—	$—	$585
Real estate loans:
Construction	—	—	120	120
Commercial real estate, owner occupied	103	—	—	103
Residential	2,253	159	220	2,632
Home equity	236	93	—	329
Individuals' loans for household and other personal expenditures	16	—	—	16
Total	$3,193	$252	$340	$3,785

	December 31, 2019
	Term Modification	Rate Modification	Combination	Total Modification
Real estate loans:
Residential	$95	$87	$432	$614
Home equity	—	—	61	61
Total	$95	$87	$493	$675

Loans secured by 1- 4 family residential real estate made up 70 percent of the post-modification balances of the troubled debt restructured loans that occurred during the twelve months ending December 31, 2020. The same classification made up 100 percent of the post-modification balance of the troubled debt restructured loans for the twelve months ending December 31, 2019.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2020 and 2019, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Twelve Months Ended December 31, 2020
	Number of Loans	Recorded Balance
Commercial and industrial loans	2	$585
Real estate loans:
Residential	8	610
Home equity	1	93
Total	11	$1,288

	Twelve Months Ended December 31, 2019
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$37
Total	1	$37

For potential consumer loan restructures, impairment evaluation occurs prior to modification. Any subsequent impairment is addressed through the charge-off process or through a specific reserve. Consumer troubled debt restructures are generally included in the general historical allowance for loan loss at the post modification balance. Consumer non-accrual and delinquent troubled debt restructures are also considered in the calculation of the non-accrual and delinquency trend environmental allowance allocation. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.8 million and $1.0 million at December 31, 2020 and 2019, respectively.

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

The outstanding balance of purchased credit impaired loans as of December 31, 2020 was $15.6 million which had a carrying amount of $9.6 million and $557,000 of related allowance for loan losses. As of December 31, 2019, the outstanding balance of purchased credit impaired loans was $25.3 million with a carrying amount of $16.1 million with $124,000 required allowance for loan losses. As customer cash flow expectations improve, nonaccretable yield can be reclassified to accretable yield. The accretable amount, or income expected to be collected, and reclassifications from nonaccretable, are identified in the table below.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018
Beginning balance	$2,132	$2,143	$2,890
Additions	—	576	—
Accretion	(2,852)	(2,387)	(4,118)
Reclassification from nonaccretable	1,947	1,965	3,387
Disposals	(7)	(165)	(16)
Ending balance	$1,220	$2,132	$2,143

No loans were acquired during the period ending December 31, 2020. The following table presents loans acquired during the period ending December 31, 2019, for which it was probable at acquisition that all contractually required payments would not be collected.

2019
MBT
Contractually required payments receivable at acquisition date	$6,840
Nonaccretable difference	2,733
Expected cash flows at acquisition date	4,107
Accretable difference	576
Basis in loans at acquisition date	$3,531

NOTE 7

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2020 and 2019:

	2020	2019
Cost at December 31:
Land	$25,619	$25,227
Buildings and Leasehold Improvements	163,588	162,391
Equipment	127,341	124,327
Total Cost	316,548	311,945
Accumulated Depreciation and Amortization	(205,486)	(198,890)
Net	$111,062	$113,055

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 8

GOODWILL

Goodwill is recorded on the acquisition date of an entity. During the one-year measurement period, the Corporation may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The MBT acquisition on September, 1, 2019 resulted in
$98,563,000 of goodwill, which includes a measurement period adjustment of $719,000 recorded in the fourth quarter of 2019. Details regarding the MBT acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements. There have been no changes in goodwill since December 31, 2019, resulting in a goodwill balance of $543,918,000 as of December 31, 2020.

The Corporation reviews goodwill annually for impairment, or more frequently if events or circumstances indicate the carrying value might be impaired. The impairment analysis compares the estimated fair value of the Corporation (the reporting unit) with the Corporation's net book value. On January 1, 2020, the Corporation adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill. Subsequent to the October 1, 2019 impairment test and adoption of ASU 2017-04, the Corporation experienced a decline in market capitalization as a result of a decline in the share price of the Corporation's common stock. At March 31, 2020, June 30, 2020 and September 30, 2020, the Corporation assessed the economic impact and market conditions from the COVID-19 pandemic. Additionally, the Corporation assessed the general uncertainty as to the full extent of the COVID-19 pandemic and its effect on economic recovery and concluded goodwill was not impaired in either period.

As of October 1, 2020, the Corporation performed its annual goodwill impairment test which included various valuation considerations including comparable peer data, precedent transaction comparables, discounted cash flow analysis, overall financial performance, share price of the Corporation's common stock and other factors. The testing for both periods resulted in a conclusion that it was not more likely than not that the fair value of the Corporation had declined below its carrying value and no impairment loss was recorded in 2020. In December 2020, the Corporation's stock price increased to a value higher than its carrying value and has remained at these levels. The Corporation considers this further support the decline in stock value was considered temporary and not an indication goodwill was impaired. Goodwill assessments are highly sensitive to economic projections and the related assumptions used by management. In the event of a prolonged economic downturn or further deterioration in the economic outlook, continued assessments of our goodwill balance will likely be required in future periods.

The Corporation also conducted its annual goodwill impairment testing in 2019. In the valuation, the fair value exceeded the Corporation's carrying value; therefore, it was concluded goodwill was not impaired.

2019
Balance, January 1	$445,355
Goodwill acquired	97,844
Measurement period adjustment	$719
Balance, December 31	$543,918

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

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2020	2019
Gross carrying amount	$102,396	$85,869
Core deposit intangible acquired	—	16,527
Accumulated amortization	(73,421)	(67,434)
Total core deposit and other intangibles	$28,975	$34,962

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Amortization expense for the years ended December 31, 2020, 2019 and 2018, was $5,987,000, $5,994,000 and $6,719,000, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Estimated future amortization expense is summarized as follows:

Amortization Expense
2021	$5,429
2022	5,027
2023	4,827
2024	4,241
2025	3,526
After 2025	5,925
$28,975

NOTE 10

LEASES

The Corporation adopted ASU No. 2016-02 - Leases (Topic 842), as amended, as of January 1, 2019 for certain retail branches, office space, land and equipment. The Corporation elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Corporation to carry forward the historical lease classification. Operating leases are included in the operating lease right-of use ("ROU") asset, which is included in other assets and the lease liability is included in other liabilities in our balance sheets. The Corporation does not have any finance leases.

ROU assets represent the Corporation's right to use an underlying asset for the lease term and lease liabilities represent the Corporation's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Corporation uses its incremental borrowing rate at commencement date in determining the present value of lease payments when the rate implicit in a lease is not known. The Corporation's incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. Lease terms may include options to extend or terminate the lease. The exercise of such lease renewal options is at the Corporation's sole discretion and is not included in the present value of lease obligations unless it is reasonably certain that the option will be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of the Corporation's lease agreements include rental payments adjusted periodically for inflation. The Corporation's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Operating lease assets	$18,247	$20,747
Total lease assets	$18,247	$20,747

Operating lease liabilities	$20,058	$21,421
Total Lease liabilities	$20,058	$21,421

Weighted average remaining lease term (years)
Operating leases	8.0	8.9
Weighted average discount rate
Operating leases	3.3%	3.4%

The table below presents the components of lease expense for the period indicated.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Lease Cost:
Operating lease cost	$3,724	$3,617
Short-term lease cost	247	204
Variable lease cost	842	948
Sublease income	$(43)	(13)
Total lease cost	$4,770	4,756

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
2021	$3,542
2022	3,394
2023	2,992
2024	2,921
2025	2,687
2026 and after	7,716
Total lease payments	$23,252
Less: Present value discount	3,194
Present value of lease liabilities	$20,058

Other Information	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,629	$3,422
ROU assets obtained in exchange for new operating lease liabilities	$1,601	$23,529

NOTE 11

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2020	December 31, 2019
Demand deposits	$6,821,152	$5,250,568
Savings deposits	3,661,713	2,896,177
Certificates and other time deposits of $100,000 or more	346,194	736,843
Other certificates and time deposits	459,168	741,759
Brokered deposits	73,383	214,609
Total deposits	$11,361,610	$9,839,956

At December 31, 2020 and 2019, deposits exceeding the FDIC's Standard Maximum Deposit Insurance Amount of $250,000 were $6.4 billion and $5.1 billion, respectively. The Corporation experienced increases from December 31, 2019 in demand and savings accounts of $1.6 billion and $765.5 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $673.2 million and $141.2 million, respectively, from December 31, 2019. The low interest rate environment has resulted in customers migrating funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

At December 31, 2020, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2021	$651,861
2022	167,919
2023	35,367
2024	13,474
2025	9,287
After 2025	837
$878,745

NOTE 12

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2020 and 2019 were:

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$175,449	$—	$1,653	$—	$177,102

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$178,732	$—	$7,672	$1,542	$187,946

NOTE 13

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Federal funds purchased	$—	$55,000
Securities sold under repurchase agreements	177,102	187,946
Federal Home Loan Bank advances	389,430	351,072
Subordinated debentures and term loans	118,380	138,685
Total Borrowings	$684,912	$732,703

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2020 and 2019 totaled $197.9 million and $191.6 million, respectively, and the average of such agreements totaled $180.7 million and $136.3 million during 2020 and 2019, respectively.

Contractual maturities of borrowings as of December 31, 2020, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2021	$—	$177,102	$55,097	$—
2022	—	—	75,097	—
2023	—	—	115,097	—
2024	—	—	10,097	—
2025	—	—	25,097	—
After 2025	—	—	108,945	122,012
ASC 805 fair value adjustments at acquisition	—	—	—	(3,632)
	$—	$177,102	$389,430	$118,380

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At December 31, 2020, the outstanding FHLB advances had interest rates from 0.35 to 2.62 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2020, was $723.3 million. As of December 31, 2020, the Corporation had $125.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2020 and 2019, subordinated debentures and term loans totaled $118.4 million and $138.7 million, respectively.

•First Merchants Capital Trust II ("FMC Trust II"). The subordinated debenture was entered into on July 2, 2007 for $56.7 million. On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million. The outstanding balance as of December 31, 2019 was $51.7 million. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2020 and 2019 was 1.78 percent and 3.45 percent, respectively. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. On March 16, 2020, the Corporation partially redeemed $10.0 million of its subordinated debentures, with an interest rate of 3.45 percent, all of which were held by FMC Trust II. As a result, FMC Trust II used the proceeds from such partial redemption to concurrently redeem a like amount of its capital securities at an aggregate principal redemption price of $10.0 million. Debentures issued by the Corporation in the principal amount of $41.7 million remain outstanding at December 31, 2020 with a maturity date of September 15, 2037. The Corporation holds all of the remaining outstanding common securities of FMC Trust II.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

•Ameriana Capital Trust I. On December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2006 for $10.3 million and have a maturity of March 2036. Ameriana could not redeem the debenture prior to March 2011, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2020 and 2019 was 1.72 percent and 3.39 percent, respectively. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.

•Grabill Capital Trust I ("Grabill Trust"). On July 14, 2017 the Corporation acquired Grabill Trust in conjunction with its acquisition of Independent Alliance Banks, Inc. The subordinated debentures of Grabill Trust were entered into in June 2004 for $10.3 million and had a maturity of July 23, 2034. The interest rate was equal to the three-month LIBOR plus 2.60 percent, reset quarterly. Interest was payable in January, April, July and October of each year. IAB could not redeem the debenture prior to July 2009, and redemption was subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. On April 23, 2020, the Corporation redeemed $10.0 million of its subordinated debentures, with an interest rate of 4.41 percent, all of which were held by Grabill Trust. As a result, Grabill Trust used the proceeds from such complete redemption to concurrently redeem all of its capital securities at an aggregate principal redemption price of $10.0 million. Subsequently, Grabill Trust was dissolved. The outstanding balance and interest rate at December 31, 2019 were $10.3 million and 4.53 percent, respectively.

•On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. Once the rates convert to floating on October 30, 2023, the Senior Debt will have an annual floating rate equal to the three-month LIBOR plus 2.345 percent and the Subordinated Debt will have an annual floating rate equal to the three-month LIBOR plus 4.095 percent. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem begin with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2020 and 2019 the Corporation was in compliance with these covenants.

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2020, the Corporation had four interest rate swaps with a notional amount of $60.0 million. As of December 31, 2019, the Corporation had four interest rate swaps with a notional amount of $46.0 million. A $10.0 million interest rate swap used to hedge the variable cash outflows associated with a Federal Home Loan Bank advance matured in the third quarter of 2020.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2020, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advances. Finally, the remaining $24.0 million of interest rate swaps were used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit originated in December 2020. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2020 and 2019, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $1.0 million from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The notional amount of customer-facing swaps was approximately $985.0 million and $692.3 million as of December 31, 2020 and December 31, 2019, respectively.  This amount is offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2020 and December 31, 2019.

	Asset Derivatives				Liability Derivatives
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$2,018	Other Liabilities	$1,444
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$74,335	Other Assets	$27,855	Other Liabilities	$74,335	Other Liabilities	$27,855

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended December 31,
	2020	2019
Interest rate products	$(1,480)	$(1,072)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2020, 2019 and 2018.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2020	2019	2018
Interest rate contracts	Interest expense	$(906)	$(334)	$(470)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2020, the termination value of derivatives in a net liability position related to these agreements was $77.0 million. As of December 31, 2020, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $75.8 million. If the Corporation had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$2,430	$—	$2,430	$—
State and municipal	1,257,885	—	1,255,441	2,444
U.S. Government-sponsored mortgage-backed securities	654,669	—	654,665	4
Corporate obligations	4,135	—	4,104	31
Interest rate swap asset	74,335	—	74,335	—
Interest rate swap liability	76,353	—	76,353	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$38,875	$—	$38,875	$—
State and municipal	899,796	—	896,938	2,858
U.S. Government-sponsored mortgage-backed securities	851,323	—	851,319	4
Corporate obligations	31	—	—	31
Interest rate swap asset	27,855	—	27,855	—
Interest rate swap liability	29,299	—	29,299	—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2020 and 2019.

	Available for Sale Securities
	For The Year Ended
	December 31, 2020	December 31, 2019
Beginning Balance	$2,893	$3,328
Included in other comprehensive income	16	80
Principal payments	(430)	(515)
Ending balance	$2,479	$2,893

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2020 or 2019.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2020 or 2019.

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2020 and 2019.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$37,250	—	—	$37,250
Other real estate owned	$544	—	—	$544

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans (collateral dependent)	$5,653	—	—	$5,653
Other real estate owned	$194	—	—	$194

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2020 and 2019.

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,444	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years A- to BBB- 1.5% - 4% 3.88%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month LIBOR plus 200bps 0%

Impaired loans (collateral dependent)	$37,250	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% (6%)

Other real estate owned	$544	Appraisals	Discount to reflect current market conditions Weighted-average discount of other real estate owned balance	0% - 30% (26%)

December 31, 2019	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,858	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years A- to BBB- 2% - 5% 4%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month LIBOR plus 200bps 0%

Impaired loans (collateral dependent)	$5,653	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% (1%)

Other real estate owned	$194	Appraisals	Discount to reflect current market conditions Weighted-average discount of other real estate owned balance	0% - 37% (37%)

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities, Corporate Obligations, and U.S. Government-sponsored Mortgage Backed Securities

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019.

	2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$192,896	$192,896	$—	$—
Interest-bearing deposits	392,305	392,305	—	—
Investment securities available for sale	1,919,119	—	1,916,640	2,479
Investment securities held to maturity	1,227,668	—	1,260,815	19,478
Loans held for sale	3,966	—	3,966	—
Loans	9,112,526	—	—	9,191,628
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	74,335	—	74,335	—
Interest receivable	53,948	—	53,948	—
Liabilities at December 31:
Deposits	$11,361,610	$10,482,865	$878,257	$—
Borrowings:
Federal funds purchased	—	—	—	—
Securities sold under repurchase agreements	177,102	—	177,097	—
Federal Home Loan Bank advances	389,430	—	399,991	—
Subordinated debentures and term loans	118,380	—	108,439	—
Interest rate swap liability	76,353	—	76,353	—
Interest payable	3,287	—	3,287	—

	2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$177,201	$177,201	$—	$—
Interest-bearing deposits	118,263	118,263	—	—
Investment securities available for sale	1,790,025	—	1,787,132	2,893
Investment securities held to maturity	806,038	—	799,884	27,682
Loans held for sale	9,037	—	9,037	—
Loans	8,379,026	—	—	8,335,340
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	27,855	—	27,855	—
Interest receivable	48,901	—	48,901	—
Liabilities at December 31:
Deposits	$9,839,956	$8,146,745	$1,675,202	$—
Borrowings:
Federal funds purchased	55,000	—	55,000	—
Securities sold under repurchase agreements	187,946	—	187,801	—
Federal Home Loan Bank advances	351,072	—	352,581	—
Subordinated debentures and term loans	138,685	—	123,571	—
Interest rate swap liability	29,299	—	29,299	—
Interest payable	6,754	—	6,754	—

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

Financial instruments, whose contract amount represents credit risk as of December 31, were as follows:

	2020	2019
Amounts of commitments:
Loan commitments to extend credit	$3,443,514	$3,005,064
Standby letters of credit	$29,555	$30,200

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

NOTE 17
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2020 and 2019:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income before reclassifications	58,513	(1,169)	(1,767)	55,577
Amounts reclassified from accumulated other comprehensive income	(9,397)	716	66	(8,615)
Period change	49,116	(453)	(1,701)	46,962
Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836

Balance at December 31, 2018	$(6,343)	$(559)	$(14,520)	$(21,422)
Other comprehensive income before reclassifications	48,703	(846)	4,579	52,436
Amounts reclassified from accumulated other comprehensive income	(3,488)	264	84	(3,140)
Period change	45,215	(582)	4,663	49,296
Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	2018	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$11,895	$4,415	$4,269	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(2,498)	(927)	(896)	Income tax expense
	$9,397	$3,488	$3,373

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(906)	$(334)	$(470)	Interest expense - subordinated debentures and term loans
Related income tax benefit	190	70	99	Income tax expense
	$(716)	$(264)	$(371)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(84)	$(106)	$20	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	18	22	(4)	Income tax expense
	$(66)	$(84)	$16

Total reclassifications for the period, net of tax	$8,615	$3,140	3,018

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

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2020, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation's and Bank's actual and required capital ratios as of December 31, 2020 and December 31, 2019 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,475,551	14.36%	$1,079,015	10.50%	N/A	N/A
First Merchants Bank	1,412,805	13.70	1,082,430	10.50	$1,030,886	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,282,070	12.48%	$873,488	8.50%	N/A	N/A
First Merchants Bank	1,283,922	12.45	876,253	8.50	$824,708	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,235,702	12.02%	$719,343	7.00%	N/A	N/A
First Merchants Bank	1,283,922	12.45	721,620	7.00	$670,076	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,282,070	9.57%	$536,123	4.00%	N/A	N/A
First Merchants Bank	1,283,922	9.59	535,279	4.00	$669,098	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,400,617	14.29%	$1,028,930	10.50%	N/A	N/A
First Merchants Bank	1,267,649	12.87	1,033,926	10.50	$984,691	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,255,333	12.81%	$832,943	8.50%	N/A	N/A
First Merchants Bank	1,187,365	12.06	836,988	8.50	$787,753	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,188,970	12.13%	$685,953	7.00%	N/A	N/A
First Merchants Bank	1,187,365	12.06	689,284	7.00	$640,049	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,255,333	10.54%	$476,383	4.00%	N/A	N/A
First Merchants Bank	1,187,365	9.99	475,564	4.00	$594,455	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2020, risk-weighted assets included $667.1 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At December 31, 2020, the
Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans.

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

Dividends

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2020, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $207,182,000.

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

Stock Repurchase Program

On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program was not to exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares. During the first quarter of 2020, the Corporation repurchased 1,634,437 of its common shares for $55.9 million at an average price of $34.21, which resulted in the aggregate investment in share repurchases to equal $75.0 million, the maximum allowable under the plan.

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. Details regarding the 2021 stock repurchase program are discussed in NOTE 27. SUBSEQUENT EVENTS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

NOTE 19

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances are as follows for December 31, 2020, 2019 and 2018.  The amount of capitalized servicing assets is considered immaterial.

	2020	2019	2018
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$514,539	$354,393	$351,672
Fannie Mae	69,072	82,922	92,552
Federal Home Loan Bank	51,479	76,815	88,931
Chevy Chase Mortgage Company	134	164	231
Total	$635,224	$514,294	$533,386

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

The Corporation’s 2009 ESPP and 2019 ESPP provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000. The Corporation's 2009 ESPP expired on June 30, 2019.

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2020, 2019, and 2018 was $4,600,000, $4,115,000, and $3,592,000, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.4 percent for the year ended December 31, 2020, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards. In 2020, the Corporation had RSAs vest primarily at a stock price that was lower than the grant date stock price, which resulted in the recognition of income tax expense at vesting of $394,000. For the years ended 2019 and 2018, RSAs vested at a stock price higher than the grant date stock price resulting in recognition of income tax benefit at vesting of $363,000 and $448,000, respectively.

	Years Ended December 31,
	2020	2019	2018
Stock and ESPP Options
Pre-tax compensation expense	$96	$101	$109
Income tax benefit	(29)	(70)	(97)
Stock and ESPP option expense, net of income taxes	$67	$31	$12
Restricted Stock Awards
Pre-tax compensation expense	$4,504	$4,014	$3,483
Income tax benefit	(552)	(1,206)	(1,179)
Restricted stock awards expense, net of income taxes	$3,952	$2,808	$2,304
Total Share-Based Compensation:
Pre-tax compensation expense	$4,600	$4,115	$3,592
Income tax benefit	(581)	(1,276)	(1,276)
Total share-based compensation expense, net of income taxes	$4,019	$2,839	$2,316

As of December 31, 2020, unrecognized compensation expense related to RSAs was $6,721,000 and is expected to be recognized over weighted-average period of 1.73 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2020.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Stock option activity under the Corporation's stock option plans, as of December 31, 2020, and changes during the year ended December 31, 2020, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	59,350	$13.51	—	$—
Exercised	(13,550)	$8.48	—	$—
Outstanding December 31, 2020	45,800	$15.00	1.94	$1,026,578
Vested and Expected to Vest at December 31, 2020	45,800	$15.00	1.94	$1,026,578
Exercisable at December 31, 2020	45,800	$15.00	1.94	$1,026,578

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2020.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $261,000 and $495,000, respectively. Cash receipts of stock options exercised during 2020 and 2019 were $115,000 and $144,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2020	351,048	$40.67
Granted	140,577	$27.25
Forfeited	(5,450)	$37.81
Vested	(128,292)	$39.67
Unvested RSAs at December 31, 2020	357,883	$36.30

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2020, quarterly offering period of approximately $19,000. The ESPP options vested during the three months ending December 31, 2020, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2020.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2020 and 2019.

	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$76,770	$73,193
Service cost	16	39
Interest cost	2,343	2,975
Actuarial (gain) loss	6,957	4,007
Benefits paid	(5,300)	(5,145)
Net transfer in from MBT acquisition	—	1,701
Benefit obligation at end of year	$80,786	$76,770

Change in Plan Assets:
Fair value of plan assets at beginning of year	$85,121	$76,736
Actual return on plan assets	7,925	12,972
Employer contributions	766	558
Benefits paid	(5,300)	(5,145)
End of year	88,512	85,121
Funded status at end of year	$7,726	$8,351

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$3,970	$3,278
Assets	$12,681	$13,291
Liabilities	$4,955	$4,940

As of December 31, 2020, the funded status of the plans decreased $625,000 and the accumulated other comprehensive loss, net of tax, increased $1.7 million from December 31, 2019. The net impact of the primary contributing factors to these changes were the decreased discount rate of 90 basis points from 3.2 percent to 2.3 percent, which increased the liability by $6.8 million. This was offset by a $700,000 reduction in the liability as the mortality projection improvement scale was updated from MP-2019 to MP-2020. The plan's assets earned a return of $7.9 million, which was $3.8 million more than the expected return. Finally, new census data was incorporated into the current year valuation.

The accumulated benefit obligation for all defined benefit plans was $80.8 million and $76.8 million at December 31, 2020 and 2019, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2020	December 31, 2019
Projected benefit obligation	$4,955	$4,940
Accumulated benefit obligation	$4,955	$4,940
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $165,000, $192,000 and $161,000 for 2020, 2019 and 2018, respectively.

The following table shows the components of net periodic pension benefit cost:

	December 31, 2020	December 31, 2019	December 31, 2018
Service cost	$16	$39	$8
Interest cost	2,343	2,975	2,816
Expected return on plan assets	(4,086)	(4,414)	(4,891)
Amortization of prior service cost	87	87	87
Amortization of net loss	221	404	287
Net periodic pension benefit cost	$(1,419)	$(909)	$(1,693)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2020	December 31, 2019	December 31, 2018
Net periodic pension benefit cost	$(1,419)	$(909)	$(1,693)
Net gain (loss)	(3,119)	4,552	(2,189)
Amortization of net loss	221	404	287
Amortization of prior service cost	87	87	87
Total recognized in other comprehensive income (loss)	(2,811)	5,043	(1,815)
Total recognized in net periodic pension benefit cost and other comprehensive income (loss)	$(1,392)	$5,952	$(122)

Significant assumptions include:

	December 31, 2020	December 31, 2019	December 31, 2018
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	2.30%	3.20%	4.30%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a
Weighted-average Assumptions Used to Determine Cost:
Discount rate	3.20%	4.30%	3.60%
Expected return on plan assets	5.00%	6.00%	6.00%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a

At December 31, 2020 and 2019, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2020, the maturities of the plans’ debt securities ranged from 15 days to 6.69 years, with a weighted average maturity of 3.65 years. At December 31, 2019, the maturities of the plans’ debt securities ranged from 15 days to 7.67 years, with a weighted average maturity of 4.00 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2020. The minimum contribution required in 2021 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2021	$5,705
2022	5,697
2023	5,601
2024	5,370
2025	5,333
After 2025	23,744
$51,450

Plan assets are re-balanced quarterly. At December 31, 2020 and 2019, plan assets by category are as follows:

	December 31, 2020		December 31, 2019
	Actual	Target	Actual	Target
Cash and cash equivalents	2.7%	3.0%	3.0%	3.0%
Equity securities	53.0	50.0	52.3	50.0
Debt securities	42.3	45.0	42.3	45.0
Alternative investments	2.0	2.0	2.4	2.0
	100.0%	100.0%	100.0%	100.0%

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $5.1 million, $4.6 million and $5.1 million for 2020, 2019 and 2018, respectively.

The Corporation also maintains a post retirement benefit plan that provides health insurance benefits for a closed group of participants that came to the Corporation through the 2019 MBT acquisition. To be eligible for the post retirement plan, the participants must (1) have been hired by MBT prior to January 1, 2007, (2) be a full-time employee of the Corporation and employed by MBT prior to the acquisition, and (3) be at least 55 of age with 5 years of full-time service with MBT. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees' premiums are determined based on their retiree class (per historical MBT guidelines) and also determined by the plan type for which the retiree is enrolled. As of December 31, 2020, the obligation payable under the post retirement plan was $3.5 million. Post retirement plan expense totaled $126,000 and $43,000 for 2020 and 2019, respectively.

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $85.0 million and $80.7 million as of December 31, 2020 and 2019, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $3.5 million and $4.4 million as of December 31, 2020 and 2019, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2020 and 2019.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,361	$2,361	$—	$—
Corporate Bonds and Notes	16,330	16,330	—	—
Government Agency and Municipal Bonds and Notes	2,462	—	2,462	—
Certificates of Deposit	1,043	—	1,043	—
Party-in-Interest Investments
Common Stock	2,263	2,263	—	—
Mutual Funds
Taxable Bond	17,676	17,676	—	—
Large Cap Equity	25,117	25,117	—	—
Mid Cap Equity	10,731	10,731	—	—
Small Cap Equity	4,867	4,867	—	—
International Equity	3,912	3,912	—	—
Specialty Alternative Equity	1,750	1,750	—	—
	$88,512	$85,007	$3,505	$—

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,578	$2,578	$—	$—
Corporate Bonds and Notes	17,629	17,629	—	—
Government Agency and Municipal Bonds and Notes	3,660	—	3,660	—
Certificates of Deposit	772	—	772	—
Party-in-Interest Investments
Common Stock	2,516	2,516	—	—
Mutual Funds
Taxable Bond	13,938	13,938	—	—
Large Cap Equity	21,958	21,958	—	—
Mid Cap Equity	10,407	10,407	—	—
Small Cap Equity	5,753	5,753	—	—
International Equity	3,898	3,898	—	—
Specialty Alternative Equity	2,012	2,012	—	—
	$85,121	$80,689	$4,432	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 22

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 21%	$35,695	$40,695	$39,509
Tax-exempt Interest Income	(13,273)	(10,124)	(8,347)
Stock Compensation	338	(459)	(622)
Earnings on Life Insurance	(1,079)	(953)	(868)
Tax Credits	(425)	(263)	(615)
CARES Act - NOL carryback rate differential	(1,178)	—	—
State Tax	1,122	600	(1,219)
Other	175	(171)	1,161
Income Tax Expense	$21,375	$29,325	$28,999

Effective Tax Rate	12.6%	15.1%	15.4%

Income tax expense consists of the following components for the years ended December 31, 2020, 2019, 2018:

	2020	2019	2018
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$28,463	$23,938	$23,633
State	2,647	422	1,842
Deferred:
Federal	(8,508)	4,726	6,723
State	(1,227)	239	(3,199)
Income Tax Expense	$21,375	$29,325	$28,999

Significant components of the net deferred tax assets and liabilities resulting from temporary differences were as follows at December 31, 2020 and 2019:

	2020	2019
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$31,850	$19,717
Differences in Accounting for Loan Fees	4,328	442
Deferred Compensation	4,038	4,436
Federal & State Income Tax Loss Carryforward and Credits	2,089	6,205
Other	3,185	3,499
Total Assets	45,490	34,299
Liabilities:
Differences in Depreciation Methods	6,028	5,240
Differences in Accounting for Loans and Securities	2,840	1,192
Difference in Accounting for Pensions and Other Employee Benefits	1,258	1,556
State Income Tax	1,059	778
Net Unrealized Gain on Securities Available for Sale	23,389	10,333
Gain on FDIC Modified Whole Bank Transaction	359	413
Other	6,209	6,506
Total Liabilities	41,142	26,018
Net Deferred Tax Asset	$4,348	$8,281

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2020, the Corporation has approximately $19.3 million of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2022. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $5.0 million. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13.4 million and $11.9 million, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2020, would have been approximately $5.3 million.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2017.

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2020			2019			2018
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:
Net income available to common stockholders	$148,600	54,058,471	$2.75	$164,460	51,412,133	$3.20	$159,139	49,262,015	$3.23
Effect of dilutive stock options and restricted stock awards		161,913			149,105			208,908
Diluted net income per share:
Net income available to common stockholders	$148,600	54,220,384	$2.74	$164,460	51,561,238	$3.19	$159,139	49,470,923	$3.22

As of December 31, 2020, 2019 and 2018, there were no stock options with an option price greater than the average market price of the common shares.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 24

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2020 and 2019:

	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$119,807	$109,252	$106,225	$113,224	$108,813	$112,639	$118,132	$125,821
Interest expense	25,930	16,234	13,304	10,913	23,947	27,361	29,200	28,237
Net interest income	93,877	93,018	92,921	102,311	84,866	85,278	88,932	97,584
Provision for loan losses	19,752	21,895	12,544	4,482	1,200	500	600	500
Net interest income after provision for loan losses	74,125	71,123	80,377	97,829	83,666	84,778	88,332	97,084
Non-interest income	29,799	26,481	26,163	27,483	18,713	21,614	22,116	24,245
Non-interest expense	66,171	59,989	64,709	72,536	56,621	57,587	67,354	65,201
Income before income tax expense	37,753	37,615	41,831	52,776	45,758	48,805	43,094	56,128
Income tax expense	3,490	4,623	5,621	7,641	6,941	7,749	6,337	8,298
Net income available to common stockholders	$34,263	$32,992	$36,210	$45,135	$38,817	$41,056	$36,757	$47,830

Basic EPS	$0.63	$0.62	$0.67	$0.83	$0.79	$0.83	$0.71	$0.87
Diluted EPS	$0.62	$0.62	$0.67	$0.83	$0.78	$0.83	$0.71	$0.87
Average Shares Outstanding:
Basic	54,732,073	53,762,913	53,843,508	53,899,501	49,369,024	49,432,167	51,433,227	55,348,176
Diluted	54,917,760	53,942,567	53,970,598	54,049,574	49,540,844	49,549,887	51,569,557	55,519,953

NOTE 25

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Cash	$59,848	$127,723
Investment in subsidiaries	1,930,852	1,791,070
Premises and equipment	195	153
Interest receivable	2	6
Goodwill	448	448
Cash surrender value of life insurance	861	837
Other assets	12,211	16,803
Total assets	$2,004,417	$1,937,040
Liabilities
Subordinated debentures and term loans	$118,380	$138,685
Interest payable	860	977
Other liabilities	9,532	10,941
Total liabilities	128,772	150,603
Stockholders' equity	1,875,645	1,786,437
Total liabilities and stockholders' equity	$2,004,417	$1,937,040

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2020	December 31, 2019	December 31, 2018
Income
Dividends from subsidiaries	$70,100	$125,775	$100,954
Other income	(62)	172	572
Total income	70,038	125,947	101,526
Expenses
Interest expense	6,777	8,309	8,233
Salaries and employee benefits	3,426	3,540	3,729
Net occupancy and equipment expenses	745	802	851
Other outside services	731	1,889	489
Professional services	218	303	270
Other expenses	1,266	1,587	442
Total expenses	13,163	16,430	14,014
Income before income tax benefit and equity in undistributed income of subsidiaries	56,875	109,517	87,512
Income tax benefit	2,260	3,575	3,298
Income before equity in undistributed income of subsidiaries	59,135	113,092	90,810
Equity in undistributed income of subsidiaries	89,465	51,368	68,329
Net income available to common stockholders	$148,600	$164,460	$159,139

Net income	$148,600	$164,460	$159,139
Other comprehensive income (loss)	46,962	49,296	(17,888)
Comprehensive income	$195,562	$213,756	$141,251

Condensed Statements of Cash Flows

	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flow From Operating Activities:
Net income	$148,600	$164,460	$159,139
Adjustments to Reconcile Net Income to Net Cash:
Share-based compensation	1,502	1,339	1,256
Distributions in excess of (equity in undistributed) income of subsidiaries	(89,465)	(51,368)	(68,329)
Net Change in:
Other assets	4,038	(8,944)	584
Other liabilities	(1,521)	4,611	274
Investment in subsidiaries - operating activities	235	(268)	841
Net cash provided by operating activities	63,389	109,830	93,765
Cash Flow From Investing Activities:
Net cash received in acquisition	—	78	—
Other	—	—	2,189
Net cash provided by investing activities	—	78	2,189
Cash Flow From Financing Activities:
Cash dividends	(56,542)	(51,276)	(41,660)
Repayment of borrowings	(20,310)	—	—
Stock issued under employee benefit plans	639	702	707
Stock issued under dividend reinvestment and stock purchase plan	1,726	1,531	1,211
Stock options exercised	115	144	1,598
Restricted shares withheld for taxes	(980)	(1,680)	(1,902)
Repurchases of common stock	(55,912)	(19,041)	—
Net cash used by financing activities	(131,264)	(69,620)	(40,046)
Net change in cash	(67,875)	40,288	55,908
Cash, beginning of the year	127,723	87,435	31,527
Cash, end of year	$59,848	$127,723	$87,435
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 27

SUBSEQUENT EVENTS

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. The stock repurchases may, at the discretion of management, be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan all as effected in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Corporation is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Corporation at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2020, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2020 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2020, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control Over Financial Reporting
We have audited First Merchants Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Corporation as of December 31, 2020 and 2019 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of the Corporation and our report dated March 1, 2021, expressed an unqualified opinion.

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
March 1, 2021

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

The Corporation has adopted a Code of Ethics that applies to its Chief Executive Officer, President, Chief Financial Officer, Corporate Controller and Corporate Treasurer. It is part of the Corporation’s Code of Business Conduct, which applies to all employees and directors of the Corporation and its affiliates. A copy of the Code of Business Conduct may be obtained, free of charge, by writing to First Merchants Corporation at 200 East Jackson Street, Muncie, IN 47305. In addition, the Code of Ethics is maintained on the Corporation’s website, which can be accessed at https://www.firstmerchants.com.

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2021 annual meeting (“2021 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Corporation will provide information that is responsive to this Item 11 in its 2021 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” of this Annual Report on Form 10-K. The Corporation will provide additional information that is responsive to this Item 12 in its 2021 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation will provide information that is responsive to this Item 13 in its 2021 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporation will provide information that is responsive to this Item 14 in its 2021 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2020 and 2019
Consolidated statements of income, years ended December 31, 2020, 2019 and 2018
Consolidated statements of comprehensive income, years ended December 31, 2020, 2019 and 2018
Consolidated statements of stockholders' equity, years ended December 31, 2020, 2019 and 2018
Consolidated statements of cash flows, years ended December 31, 2020, 2019 and 2018
Notes to consolidated financial statements

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

4.7
Description of the Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to registrant’s Form 10-K filed on February 28, 2020) (SEC No. 000-17071)

10.1
First Merchants Corporation Senior Management Incentive Compensation Program, dated February 9, 2021 (Incorporated by reference to the description in Item 5.02 of registrant's Form 8-K filed on February 12, 2021) (SEC No. 000-170771) (1)

10.2
Resolution of the Board of Directors of First Merchants Corporation on director compensation dated October 1, 2017 (Incorporated by reference to the registrant's Form 10-K filed on March 1, 2018) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to the registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.9
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

10.10	First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to registrant's Form 10-K for year ended December 31, 1997) (SEC No. 000-17071) (1)
10.11
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.12	First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)
10.13	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to registrant’s Form 8-K filed on November 3, 2011) (SEC No. 000-17071) (1)
10.14	First Merchants Corporation 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)

PART IV: ITEM 15. AND ITEM 16.

10.15	First Merchants Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)
10.16	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.5 of registrant’s Form S-8 filed June 26, 2019) (SEC No. 333-232362) (1)
10.17
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
(3) Furnished herewith.

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2021.

FIRST MERCHANTS CORPORATION

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of March, 2021.

/s/ Mark K. Hardwick	/s/ Michele M. Kawiecki
Mark K. Hardwick	Michele M. Kawiecki, Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Gary J. Lehman*
Michael R. Becher, Director	Gary J. Lehman, Director

/s/ H. Douglas Chaffin*	/s/ Michael C. Marhenke*
H. Douglas, Chaffin, Director	Michael C. Marhenke, Director

/s/ Michael J. Fisher*	/s/ Michael C. Rechin*
Michael J. Fisher, Director	Michael C. Rechin, Director

/s/ F. Howard Halderman*	/s/ Charles E. Schalliol*
F. Howard Halderman, Director	Charles E. Schalliol, Director

/s/ Mark K. Hardwick*	/s/ Patrick A. Sherman*
Mark K. Hardwick, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Jean L. Wojtowicz*
William L. Hoy, Director	Jean L. Wojtowicz, Director

/s/ Clark C. Kellogg*
Clark C. Kellogg, Director

*	By Michele M. Kawiecki as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Michele M. Kawiecki
Michele M. Kawiecki
As Attorney-in-Fact March 1, 2021