Form 10-Q
period 2021-03-31
FIRST MERCHANTS CORP
filed 2021-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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

As of May 3, 2021, there were 54,371,549 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
Ameribor	The American interbank offered rate, a potential replacement for LIBOR, is a benchmark interest rate calculated as a volume-weighted average of the daily transactions in overnight unsecured loans on the American Financial Exchange, LLC, a self-regulated electronic exchange for direct lending by American banks and financial institutions.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	Current expected credit losses
CET1	Common Equity Tier 1
Corporation	First Merchants Corporation
COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
Economic Impact Payments	Economic stimulus payments of up to $1,200 per adult and $500 per child, subject to eligibility requirements and certain limitations, as established under the CARES Act and distributed by the IRS.
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRS	Internal Revenue Service
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
RSA	Restricted Stock Awards
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$187,901	$192,896
Interest-bearing deposits	392,806	392,305
Investment securities available for sale	2,405,568	1,919,119
Investment securities held to maturity, net of allowance for credit losses of $245 and $0 (fair value of $1,318,780 and $1,280,293)	1,295,289	1,227,668
Loans held for sale	4,430	3,966
Loans	9,318,228	9,243,174
Less: Allowance for credit losses - loans [1]	(201,082)	(130,648)
Net loans	9,117,146	9,112,526
Premises and equipment	109,432	111,062
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	54,662	53,948
Goodwill	543,918	543,918
Other intangibles	27,618	28,975
Cash surrender value of life insurance	293,766	292,745
Other real estate owned	604	940
Tax asset, deferred and receivable	40,163	12,340
Other assets	127,027	146,066
TOTAL ASSETS	$14,629,066	$14,067,210
LIABILITIES
Deposits:
Noninterest-bearing	$2,494,891	$2,298,138
Interest-bearing	9,456,889	9,063,472
Total Deposits	11,951,780	11,361,610
Borrowings:
Securities sold under repurchase agreements	185,721	177,102
Federal Home Loan Bank advances	359,337	389,430
Subordinated debentures and other borrowings	118,439	118,380
Total Borrowings	663,497	684,912
Interest payable	4,020	3,287
Other liabilities	203,913	141,756
Total Liabilities	12,823,210	12,191,565
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,953,723 and 53,922,359 shares	6,744	6,740
Additional paid-in capital	1,007,300	1,005,366
Retained earnings	755,877	788,578
Accumulated other comprehensive income	35,810	74,836
Total Stockholders' Equity	1,805,856	1,875,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,629,066	$14,067,210

1 Beginning January 1, 2021, the calculation is based on the current expected credit loss methodology. Prior to January 1, 2021, the calculation is based on the incurred loss methodology. See additional details in NOTE 1. GENERAL of these Notes to Consolidated Condensed Financial Statement.

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Loans receivable:
Taxable	$85,105	$96,652
Tax exempt	5,339	5,315
Investment securities:
Taxable	6,695	7,631
Tax exempt	12,385	9,335
Deposits with financial institutions	114	575
Federal Home Loan Bank stock	178	299
Total Interest Income	109,816	119,807
INTEREST EXPENSE
Deposits	6,200	21,748
Federal funds purchased	2	111
Securities sold under repurchase agreements	87	352
Federal Home Loan Bank advances	1,442	1,774
Subordinated debentures and other borrowings	1,657	1,945
Total Interest Expense	9,388	25,930
NET INTEREST INCOME	100,428	93,877
Provision for credit losses - loans	—	19,752
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	100,428	74,125
OTHER INCOME
Service charges on deposit accounts	5,264	5,970
Fiduciary and wealth management fees	6,422	5,985
Card payment fees	4,367	5,907
Net gains and fees on sales of loans	3,986	3,363
Derivative hedge fees	317	1,939
Other customer fees	368	398
Increase in cash surrender value of life insurance	1,189	1,360
Gains on life insurance benefits	147	—
Net realized gains on sales of available for sale securities	1,799	4,612
Other income	232	265
Total Other Income	24,091	29,799
OTHER EXPENSES
Salaries and employee benefits	38,811	39,243
Net occupancy	6,491	5,801
Equipment	5,030	4,344
Marketing	1,124	1,443
Outside data processing fees	4,244	4,199
Printing and office supplies	283	387
Intangible asset amortization	1,357	1,514
FDIC assessments	1,368	1,523
Other real estate owned and foreclosure expenses	734	505
Professional and other outside services	2,543	2,258
Other expenses	4,113	4,954
Total Other Expenses	66,098	66,171
INCOME BEFORE INCOME TAX	58,421	37,753
Income tax expense	8,952	3,490
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$49,469	$34,263
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.92	$0.63
Diluted Net Income Available to Common Stockholders	$0.91	$0.62
Cash Dividends Paid	$0.26	$0.26
Average Diluted Shares Outstanding (in thousands)	54,134	54,918

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$49,469	$34,263
Other comprehensive income (loss):
Unrealized gains/losses on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(47,911)	38,435
Reclassification adjustment for losses (gains) included in net income	(1,799)	(4,612)
Tax effect	10,439	(7,102)
Net of tax	(39,271)	26,721

Unrealized gain/loss on cash flow hedges:
Unrealized holding gain (loss) arising during the period	58	(1,314)
Reclassification adjustment for losses (gains) included in net income	252	125
Tax effect	(65)	250
Net of tax	245	(939)
Total other comprehensive income (loss), net of tax	(39,026)	25,782
Comprehensive income	$10,443	$60,045

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Preferred		Common Stock		Additional			Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital		Retained Earnings	Comprehensive Income	Total
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366		$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption							(68,040)		(68,040)
Balance, January 1, 2021	125	$125	53,922,359	$6,740	$1,005,366	1005366	$720,538	$74,836	$1,807,605
Comprehensive income:
Net income	—	—	—	—	—		49,469	—	49,469
Other comprehensive loss, net of tax	—	—	—	—	—		—	(39,026)	(39,026)
Cash dividends on common stock ($.26 per share)	—	—	—	—	—		(14,130)	—	(14,130)
Share-based compensation	—	—	4,285	1	1,189		—	—	1,190
Stock issued under employee benefit plans	—	—	3,929	—	144		—	—	144
Stock issued under dividend reinvestment and stock purchase plan	—	—	9,117	1	442		—	—	443
Stock options exercised	—	—	14,300	2	169		—	—	171
Restricted shares withheld for taxes	—	—	(267)	—	(10)		—	—	(10)
Balances, March 31, 2021	125	$125	53,953,723	$6,744	$1,007,300		$755,877	$35,810	$1,805,856

	Three Months Ended March 31, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income:
Net income	—	—	—	—	—	34,263	—	34,263
Other comprehensive income, net of tax	—	—	—	—	—	—	25,782	25,782
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(14,265)	—	(14,265)
Repurchases of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	3,332	—	1,220	—	—	1,220
Stock issued under dividend reinvestment and stock purchase plan	—	—	15,710	2	426	—	—	428
Stock options exercised	—	—	1,050	—	7	—	—	7
Balances, March 31. 2020	125	$125	53,754,137	$6,719	$1,000,942	$716,518	$53,656	$1,777,960

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flow From Operating Activities:
Net income	$49,469	$34,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	19,752
Depreciation and amortization	2,748	2,674
Change in deferred taxes	(3,079)	(7,662)
Share-based compensation	1,190	1,220
Loans originated for sale	(111,558)	(163,378)
Proceeds from sales of loans held for sale	114,383	170,307
Gains on sales of loans held for sale	(3,289)	(2,931)
Gains on sales of securities available for sale	(1,799)	(4,612)
Increase in cash surrender of life insurance	(1,189)	(1,360)
Gains on life insurance benefits	(147)	—
Change in interest receivable	(714)	1,412
Change in interest payable	733	992
Other adjustments	6,062	20,816
Net cash provided by operating activities	52,810	71,493
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(501)	(14,681)
Purchases of:
Securities available for sale	(597,901)	(87,499)
Securities held to maturity	(135,098)	(126,759)
Proceeds from sales of securities available for sale	48,016	96,558
Proceeds from maturities of:
Securities available for sale	80,114	45,621
Securities held to maturity	66,361	49,912
Net change in loans	(72,704)	(148,882)
Proceeds from the sale of other real estate owned	495	303
Proceeds from life insurance benefits	315	—
Other adjustments	(2,285)	(3,672)
Net cash used in investing activities	(613,188)	(189,099)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	620,609	109,276
Certificates of deposit and other time deposits	(30,439)	(78,748)
Borrowings	8,678	180,060
Repayment of borrowings	(30,093)	(72,710)
Cash dividends on common stock	(14,130)	(14,265)
Stock issued under employee benefit plans	144	—
Stock issued under dividend reinvestment and stock purchase plans	443	428
Stock options exercised	171	7
Repurchase of common stock	—	(55,912)
Net cash provided by financing activities	555,383	68,136
Net Change in Cash and Cash Equivalents	(4,995)	(49,470)
Cash and Cash Equivalents, January 1	192,896	177,201
Cash and Cash Equivalents, March 31	$187,901	$127,731
Additional cash flow information:
Interest paid	$8,655	$24,938
Loans transferred to other real estate owned	44	761
Fixed assets transferred to other real estate owned	1,167	—
Non-cash investing activities using trade date accounting	66,558	44,362
ROU assets obtained in exchange for new operating lease liabilities	386	79

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2020, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments. The uncertainties related to the coronavirus disease 2019 ("COVID-19") could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

Significant Accounting Policies

The significant accounting policies followed by the Corporation and its wholly-owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, with the exception of the Corporation's adoption of ASC 326 as described below under the heading "Recent Accounting Changes Adopted In 2021." The Corporation revised certain accounting policies and implemented certain accounting policy elections, related to the adoption of ASC 326 which are described below. All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying Consolidated Condensed Financial Statements.

The Corporation adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment securities available for sale depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell.

As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet of $68.0 million. The allowance increased 57 percent from December 31, 2020, or $74.1 million, because it covered expected credit losses over the life of the loan portfolio, which approximates four years, and it included an allowance on all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which was approximately $20.5 million. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The following table details the impact of the adoption of CECL on the Corporation's balance sheet as of January 1, 2021.

	December 31, 2020	Impact of CECL Adoption	January 1, 2021 Post-CECL Adoption
Assets:
Held to maturity securities	1,227,668	(245)	1,227,423
Loans	9,243,174	4,776	9,247,950
Allowance for credit losses - Loans	(130,648)	(74,055)	(204,703)
Net loans	9,112,526	(69,279)	9,043,247
Tax asset, deferred and receivable	12,340	21,984	34,324

Liabilities:
Allowance for credit losses on unfunded loan commitments	—	20,500	20,500

Stockholder's Equity:
Retained Earnings	788,578	(68,040)	720,538
		—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Allowance for credit losses on investment securities available for sale – for investment securities available for sale in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

Allowance for credit losses on investment securities held to maturity ("ACL - Investments") – the ACL - Investments is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the ACL - Investments when deemed uncollectible. Adjustments to the ACL - Investments are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on held to maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) the financial condition of the issuer, (3) historical loss rates for given bond ratings, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have generally not been significant. Furthermore, as of March 31, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

Purchased Credit Deteriorated (“PCD”) – the Corporation has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is the noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.

Allowance for Credit Losses - Loans ("ACL - Loans") - the ACL - Loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in NOTE 3. LOANS AND ALLOWANCE of these Notes to Consolidated Condensed Financial Statements.

Allowance for Credit Losses – Off-Balance Sheet Credit Exposures – the allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Corporation is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Corporation has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for off-balance sheet credit exposures is adjusted through the income statement as a component of provision for credit loss.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the shelter in place mandates in effect beginning early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, decreased significantly during 2020 and 2021. These containment measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. Although most states have reopened, albeit under limited capacities and under other social distancing restrictions, commercial activity has not returned to the levels existing prior to the outbreak of the pandemic. While multiple COVID-19 vaccines are now broadly available and vaccination rates are steadily increasing, it is too early to know how effective vaccinations will be in mitigating the adverse social and economic effects of the pandemic. Moreover, certain states and localities have recently experienced significant increases in the number of individuals diagnosed with COVID-19, which, in certain cases, is causing government officials to reinstitute activity restrictions. In addition, variant strains of the COVID-19 virus have appeared, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic.

The continued impact of COVID-19 on the Corporation will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities. Additional information may emerge regarding new developments with COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted and vaccination rates have increased, are also unknown. As a result of COVID-19 and the actions taken to contain it or reduce its impact, we may experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Our commercial and consumer customers are experiencing varying degrees of financial distress, which is expected to continue in 2021, especially if positive cases increase and economic shutdowns continue. These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by the Bank’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The CAA, as described above, extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. Details of the Corporation's modifications are included in the "LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included on this Form 10-Q.

Recent Accounting Changes Adopted In 2021

The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Updates No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Summary - The FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance replaces the previous "incurred loss" model for measuring credit losses with an "expected life of loan loss" model, referred to as the CECL model.

Under the CECL model, certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model, which delayed recognition until it is probable a loss had been incurred.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation developed models that satisfy the requirements of the new standard which are governed by a system of internal controls and a cross-functional working group consisting of accounting, finance, and credit administration personnel. The loan portfolio was pooled into ten loan segments with similar risk characteristics for which the probability of default/loss given default methodology was applied. The Corporation utilized a one-year economic forecast period then reverted to historical macroeconomic levels for the remaining life of the portfolio. A baseline macroeconomic scenario, along with other scenarios, were used to develop a range of estimated credit losses for which to determine the best estimate within.

The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13, which was set to expire on December 31, 2020. However, the CAA (as discussed above) extended the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation elected to adopt CECL on January 1, 2021. This allows the Corporation to utilize the CECL standard for the entire year of 2021, while its 2020 financial statements were prepared under the incurred loss model.

As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet of $68.0 million. The allowance increased 57 percent from December 31, 2020, or $74.1 million, because it covered expected credit losses over the life of the loan portfolio, which approximates four years, and it included an allowance on all purchased loans that were previously excluded from the allowance for loan losses calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from allowance for credit losses, which was approximately $20.5 million. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

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

The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU No. 2016-13. As discussed above, pursuant to the CARES Act, the Corporation elected to defer the adoption of CECL. Additionally, the 2021 Consolidated Appropriations Act ("CAA"), signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation elected to adopt CECL on January 1, 2021. The adoption of this standard did not have a significant effect on the Corporation’s consolidated financial statements or disclosures.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Accounting Standards Update No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
Summary - The FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is expected to reduce cost and complexity related to the accounting for income taxes.

The ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyze whether the following apply in a given period:
•    Exception to the incremental approach for intraperiod tax allocation;
•    Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and
•    Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for:
•    Franchise taxes that are partially based on income;
•    Transactions with a government that result in a step up in the tax basis of goodwill
•    Separate financial statements of legal entities that are not subject to tax; and
•    Enacted changes in tax laws in interim periods.

The ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the ASU was permitted. The Corporation adopted this standard on January 1, 2021 and adoption of this standard did not have a significant effect on the Corporation's consolidated financial statements or disclosures.

New Accounting Pronouncements Not Yet Adopted

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

FASB Accounting Standards Updates - Accounting Standards Update No. 2021-01 - Reference Rate Reform (Topic 848): Scope
Summary - The FASB has published ASU 2021-01, Reference Rate Reform. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.

An entity may elect to apply the amendments in this Update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued.

If an entity elects to apply any of the amendments in this Update for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election.

The amendments in this Update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Corporation is assessing ASU 2021-01 and its impact on the Corporation's transition away from LIBOR for its loans and other financial instruments.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 2

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of March 31, 2021 and December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2021
U.S. Treasury	$1,000	$—	$—	$1,000
U.S. Government-sponsored agency securities	11,504	40	163	11,381
State and municipal	1,301,378	67,438	2,654	1,366,162
U.S. Government-sponsored mortgage-backed securities	1,025,660	13,550	16,347	1,022,863
Corporate obligations	4,031	153	22	4,162
Total available for sale	$2,343,573	$81,181	$19,186	$2,405,568

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$2,380	$50	$—	$2,430
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	632,267	22,505	103	654,669
Corporate obligations	4,031	104	—	4,135
Total available for sale	$1,807,389	$112,079	$349	$1,919,119

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of March 31, 2021 and December 31, 2020.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at March 31, 2021
U.S. Government-sponsored agency securities	$60,676	$—	$60,676	$1	$1,553	59,124
State and municipal	624,553	245	624,308	23,154	3,389	644,318
U.S. Government-sponsored mortgage-backed securities	608,805	—	608,805	11,849	6,816	613,838
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,295,534	$245	$1,295,289	$35,004	$11,758	$1,318,780

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	$31,087	$—	$31,087	$10	$113	$30,984
State and municipal	619,927	—	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	575,154	—	575,154	17,889	107	592,936
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,227,668	$—	$1,227,668	$52,877	$252	$1,280,293

Accrued interest on investment securities available for sale and held to maturity of $20.6 million are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In determining the allowance for credit losses on investment securities available for sale that are in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the income statement. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities.. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of March 31, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at March 31, 2021, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$48,689	$60,676	$109,365
Aa1	84,954	—	84,954
Aa2	107,436	—	107,436
Aa3	72,969	—	72,969
A1	65,578	—	65,578
A2	19,074	—	19,074
A3	1,065	—	1,065
Baa2	528	—	528
Non-rated	224,260	610,305	834,565
Total	$624,553	$670,981	$1,295,534

The following table details activity in the allowance for credit losses on investment securities held to maturity during the three months ended March 31, 2021.

State and municipal
Allowance for Credit Losses:
Balance, December 31, 2020	$—
Impact of adopting ASC 326	245
Provision for credit loss	—
Securities charged off	—
Recoveries on securities	—
Balance, March 31, 2021	$245

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize, as of March 31, 2021 and December 31, 2020, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at March 31, 2021
U.S. Government-sponsored agency securities	$9,837	$163	$—	$—	$9,837	$163
State and municipal	172,655	2,654	—	—	172,655	2,654
U.S. Government-sponsored mortgage-backed securities	606,498	16,347	—	—	606,498	16,347
Corporate obligations	978	22	—	—	978	22
Total investment securities available for sale	$789,968	$19,186	$—	$—	$789,968	$19,186

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2020
State and municipal	$5,368	$246	$—	$—	$5,368	$246
U.S. Government-sponsored mortgage-backed securities	9,651	103	—	—	9,651	103
Total investment securities available for sale	$15,019	$349	$—	$—	$15,019	$349

Certain investment securities available for sale are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	March 31, 2021	December 31, 2020
Investments available for sale reported at less than historical cost:
Historical cost	$809,154	$15,368
Fair value	789,968	15,019
Gross unrealized losses	$19,186	$349
Percent of the Corporation's investments available for sale	21.4%	0.5%

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

U.S. Government-Sponsored Mortgage-Backed Securities
The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As noted in the table above, the mortgage-backed securities portfolio contains unrealized losses of $16.3 million on fifty-five securities in the available for sale portfolio. All these securities are issued by a government-sponsored entity.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

State and Municipal Securities, U.S. Government-Sponsored Agency Securities and Corporate Obligation Securities
The unrealized losses on the Corporation's investments in securities of state and political subdivisions, U.S. Government-Sponsored Agency securities and corporate obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. As noted in the table above, the state and municipal securities portfolio contains unrealized losses of $2.7 million on one hundred eight securities in the available for sale portfolio. The U.S. government-sponsored agency securities portfolio contains unrealized losses of $163,000 on two securities in the available for sale portfolio. The corporate obligation securities portfolio contains unrealized losses of $22,000 on one security in the available for sale portfolio.
The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2021 and December 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2021
Due in one year or less	$2,062	$2,071	$9,056	$9,068
Due after one through five years	4,781	4,960	23,116	24,084
Due after five through ten years	92,598	96,882	151,103	154,819
Due after ten years	1,218,472	1,278,792	503,454	516,971
	1,317,913	1,382,705	686,729	704,942
U.S. Government-sponsored mortgage-backed securities	1,025,660	1,022,863	608,805	613,838
Total investment securities	$2,343,573	$2,405,568	$1,295,534	$1,318,780

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2020
Due in one year or less	$1,349	$1,353	$9,712	$9,755
Due after one through five years	5,545	5,764	22,241	23,190
Due after five through ten years	70,777	75,223	115,408	121,333
Due after ten years	1,097,451	1,182,110	505,153	533,079
	1,175,122	1,264,450	652,514	687,357
U.S. Government-sponsored mortgage-backed securities	632,267	654,669	575,154	592,936
Total investment securities	$1,807,389	$1,919,119	$1,227,668	$1,280,293

Securities with a carrying value of approximately $999.2 million and $890.0 million were pledged at March 31, 2021 and December 31, 2020, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $178.2 million at March 31, 2021 and $167.3 million at
December 31, 2020.

Gross gains on the sales and redemptions of investment securities available for sale for the three months ended March 31, 2021 and 2020 are shown below.

	Three Months Ended March 31,
	2021	2020
Sales and redemptions of investment securities available for sale:
Gross gains	$2,076	$4,612
Gross losses	277	—
Net gains on sales and redemptions of investment securities available for sale	$1,799	$4,612

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at March 31, 2021 and December 31, 2020, were $4.4 million and $4.0 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2021	December 31, 2020

Commercial and industrial loans	$2,876,212	$2,776,699
Agricultural land, production and other loans to farmers	245,631	281,884
Real estate loans:
Construction	541,224	484,723
Commercial real estate, non-owner occupied	2,178,832	2,220,949
Commercial real estate, owner occupied	950,038	958,501
Residential	1,239,925	1,234,741
Home equity	482,229	508,259
Individuals' loans for household and other personal expenditures	126,387	129,479
Public finance and other commercial loans	677,750	647,939
Loans	$9,318,228	$9,243,174

As of March 31, 2021, the Corporation had $741.7 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2020 balance of $667.1 million. PPP loans are included in the commercial and industrial loan class. Additional details of the PPP are included in The CARES Act and the Paycheck Protection Program section of the "COVID-19 UPDATE" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included on this Form 10-Q.

Credit Quality
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

•Loss – Loans that are considered uncollectible and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below. Outstanding loan balances as of March 31, 2021 with an origination year of 2021 and 2020 include PPP loans of $293.1 million and $448.6 million, respectively.

	Term Loans (amortized cost basis by origination year)
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
Commercial and industrial loans
Pass	$451,747	$1,101,622	$265,685	$121,416	$47,101	$64,093	$634,146	$2,685,810
Special Mention	7,735	50,704	1,421	7,435	2,306	2,326	29,255	101,182
Substandard	1,891	4,946	6,319	606	469	1,394	73,595	89,220
Total Commercial and industrial loans	$461,373	$1,157,272	$273,425	$129,457	$49,876	$67,813	$736,996	$2,876,212
Agricultural land, production and other loans to farmers
Pass	22,570	58,620	26,146	11,864	8,821	49,646	45,626	223,293
Special Mention	151	621	186	2,151	—	3,347	8,824	15,280
Substandard	—	4,116	64	125	717	877	1,159	7,058
Total Agricultural land, production and other loans to farmers	$22,721	$63,357	$26,396	$14,140	$9,538	$53,870	$55,609	$245,631
Real estate loans:
Construction
Pass	60,800	208,852	165,903	68,816	3,104	1,945	17,184	526,604
Special Mention	—	10,118	—	63	—	—	30	10,211
Substandard	4,391	—	—	—	—	18	—	4,409
Total Construction	$65,191	$218,970	$165,903	$68,879	$3,104	$1,963	$17,214	$541,224
Commercial real estate, non-owner occupied
Pass	93,726	933,226	275,343	225,971	141,947	196,284	25,454	1,891,951
Special Mention	9,544	169,291	13,242	990	—	112	1,250	194,429
Substandard	238	38,545	24,741	11,585	7,840	9,503	—	92,452
Total Commercial real estate, non-owner occupied	$103,508	$1,141,062	$313,326	$238,546	$149,787	$205,899	$26,704	$2,178,832
Commercial real estate, owner occupied
Pass	51,710	481,355	122,017	57,531	60,587	89,802	39,729	902,731
Special Mention	45	10,174	2,606	1,646	2,242	1,178	149	18,040
Substandard	5,079	19,107	154	2,179	723	1,979	—	29,221
Loss	46	—	—	—	—	—	—	46
Total Commercial real estate, owner occupied	$56,880	$510,636	$124,777	$61,356	$63,552	$92,959	$39,878	$950,038
Residential
Pass	171,109	398,112	148,457	101,627	88,700	314,130	3,873	1,226,008
Special Mention	349	982	—	588	82	1,313	93	3,407
Substandard	485	3,152	518	1,355	372	4,628	—	10,510
Total Residential	$171,943	$402,246	$148,975	$103,570	$89,154	$320,071	$3,966	$1,239,925
Home equity
Pass	2,673	20,032	2,577	2,930	1,786	5,085	442,166	477,249
Special Mention	—	91	—	—	—	59	2,588	2,738
Substandard	403	151	—	13	129	195	1,351	2,242
Total Home Equity	$3,076	$20,274	$2,577	$2,943	$1,915	$5,339	$446,105	$482,229
Individuals' loans for household and other personal expenditures
Pass	16,786	38,678	24,201	18,482	4,383	7,550	15,996	126,076
Special Mention	—	68	75	35	8	33	4	223
Substandard	—	1	87	—	—	—	—	88
Total Individuals' loans for household and other personal expenditures	$16,786	$38,747	$24,363	$18,517	$4,391	$7,583	$16,000	$126,387
Public finance and other commercial loans
Pass	21,613	191,808	128,844	39,837	130,856	151,403	13,389	677,750
Total Public finance and other commercial loans	$21,613	$191,808	$128,844	$39,837	$130,856	$151,403	$13,389	$677,750
Loans	$923,091	$3,744,372	$1,208,586	$677,245	$502,173	$906,900	$1,355,861	$9,318,228

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2020
	Commercial Pass	Commercial Special Mention	Commercial Substandard	Commercial Doubtful	Commercial Loss	Consumer Performing		Consumer Non-Performing	Total
Commercial and industrial loans	$2,562,077	$117,503	$97,119	$—	$—	$—		$—	$2,776,699
Agricultural production financing and other loans to farmers	243,991	26,835	9,885	—	—	1,173		—	281,884
Real estate Loans:
Construction	446,846	10,445	5,549	—	—	21,763		120	484,723
Commercial real estate, non-owner occupied	1,979,827	160,304	80,818	—	—	—		—	2,220,949
Commercial real estate, owner occupied	907,566	17,641	33,294			—		—	958,501
Residential	199,338	2,261	7,058	—	—	1,020,687		5,397	1,234,741
Home equity	12,714	—	989	—	—	492,999		1,557	508,259
Individuals' loans for household and other personal expenditures	—	—	—	—	—	129,440		39	129,479
Public finance and other commercial loans	647,939	—	—	—	—	—		—	647,939
Loans	$7,000,298	$334,989	$234,712	$—	$—	$1,666,062	1666062	$7,113	$9,243,174

At March 31, 2021, 30-59 Days Past Due loans totaled $55.6 million, an increase of $36.0 million from December 31, 2020. The primary increase was in the commercial real estate, non-owner occupied segment and is related to four relationships. Three of the relationships are multi-family units totaling $24.1 million and the fourth relationship is a hotel totaling $21.0 million. At March 31, 2021, the 60-89 Days Past Due category totaled $3.0 million, a decrease of $8.2 million from December 31, 2020. The primary decrease was related to a $5.0 million commercial and industrial loan that was current as of March 31, 2021. The 90 Days or More Past Due bucket totaled $47.4 million at March 31, 2021, an increase of $5.4 million from December 31, 2020. The primary increase was related to a $13.0 million nursing home loan within the commercial real estate, non-owner occupied segment, that was current at December 31, 2020, but has moved into the 90+ Days Past Due bucket. This was offset by a $3.7 million loan within the same segment that was 90+ Days Past Due at December 31, 2020, but has since paid off. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	March 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,870,436	$4,545	$19	$1,212	$2,876,212	$—
Agricultural land, production and other loans to farmers	244,403	114	—	1,114	245,631	—
Real estate loans:
Construction	540,648	560	—	16	541,224	—
Commercial real estate, non-owner occupied	2,094,103	45,942	434	38,353	2,178,832	—
Commercial real estate, owner occupied	946,423	792	1,096	1,727	950,038	1,032
Residential	1,234,473	1,582	377	3,493	1,239,925	—
Home equity	477,927	1,906	1,010	1,386	482,229	60
Individuals' loans for household and other personal expenditures	126,075	181	42	89	126,387	1
Public finance and other commercial loans	677,750	—	—	—	677,750	—
Loans	$9,212,238	$55,622	$2,978	$47,390	$9,318,228	$1,093

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,761,473	$5,866	$6,571	$2,789	$2,776,699	$594
Agricultural land, production and other loans to farmers	280,615	146	226	897	281,884	—
Real estate loans:					—
Construction	484,706	—	17	—	484,723	—
Commercial real estate, non-owner occupied	2,184,681	2,525	2,109	31,634	2,220,949	—
Commercial real estate, owner occupied	951,561	4,854	180	1,906	958,501	—
Residential	1,226,779	3,269	1,429	3,264	1,234,741	133
Home equity	503,596	2,644	559	1,460	508,259	19
Individuals' loans for household and other personal expenditures	129,049	334	96	—	129,479	—
Public finance and other commercial loans	647,939	—	—	—	647,939	—
Loans	$9,170,399	$19,638	$11,187	$41,950	$9,243,174	$746

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. All unpaid accrued interest is reversed against earnings when considered uncollectible and at the time accrual is discontinued. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	March 31, 2021		December 31, 2020
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans
Commercial and industrial loans	$1,671	$786	$2,329
Agricultural land, production and other loans to farmers	1,220	561	1,012
Real estate loans:
Construction	18	—	123
Commercial real estate, non-owner occupied	44,143	1,853	46,316
Commercial real estate, owner occupied	1,760	1,513	3,040
Residential	6,336	835	6,517
Home equity	2,650	—	2,095
Individuals' loans for household and other personal expenditures	125	—	39
Loans	$57,923	$5,548	$61,471

There was no interest income recognized on non-accrual loans for the three months ended March 31, 2021 and 2020, respectively.

Determining fair value for collateral dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

	March 31, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$2,202	$2,202	$—
Agricultural land, production and other loans to farmers	780	—	—	780	—
Real estate loans:
Commercial real estate, non-owner occupied	45,188	—	—	45,188	5,561
Commercial real estate, owner occupied	3,539	—	—	3,539	—
Residential	—	3,113	—	3,113	356
Home equity	—	452	—	452	77
Individuals' loans for household and other personal expenditures	—	—	2	2	—
Loans	$49,507	$3,565	$2,204	$55,276	$5,994

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As detailed in NOTE 1. GENERAL of these Notes to Consolidated Condensed Financial Statements, the Bank's banking regulators issued guidance in March 2020 encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act had further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. In accordance with that guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The Consolidated Appropriations Act, 2021 extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. Details of the Corporation's modifications are included in the "LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included on this Form 10-Q.

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the three months ended March 31, 2021. No troubled debt restructures in the Corporation's loan portfolio occurred in the three months ended March 31, 2020.

		Three Months Ended March 31, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial	$348	$348	$—	$—	$348	2
Real estate loans:
Residential	625	383	126	118	627	7
Total	$973	$731	$126	$118	$975	9

Loans secured by 1- 4 family residential real estate made up 64 percent of the post-modification balances of the troubled debt restructured loans that occurred during the three months ending March 31, 2021.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2021 and 2020, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Three Months Ended March 31, 2021
	Number of Loans	Recorded Balance
Real estate loans:
Residential	5	$197
Home equity	1	91
Individuals' loans for household and other personal expenditures	1	2
Total	7	$290

	Three Months Ended March 31, 2020
	Number of Loans	Recorded Balance
Real estate loans:
Residential	1	$22
Total	1	$22

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for apparent loss and may result in a specific reserve allocation in the allowance for credit loss. Commercial troubled debt restructures that aren't individually evaluated for a specific reserve are included in the calculation of allowance for credit losses through the loan segment loss analysis.

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit loss. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.3 million and $507,000 at March 31, 2021 and March 31, 2020, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Allowance for Credit Losses on Loans

The Allowance for Credit Losses on Loans ("ACL - Loans") is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge offs for loans, net or recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

The allowance represents the Corporation’s best estimate of current expected credit losses on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The current expected credit loss ("CECL") calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the allowance for credit losses is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

In calculating the allowance for credit losses, the loan portfolio was pooled into ten loan segments with similar risk characteristics. Common characteristics include the type or purpose of the loan, underlying collateral and historical/expected credit loss patterns. In developing the loan segments, the Corporation analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors.

The expected credit losses are measured over the life of each loan segment utilizing the Probability of Default / Loss Given Default methodology combined with economic forecast models to estimate the current expected credit loss inherent in the loan portfolio. This approach is also leveraged to estimate the expected credit losses associated with unfunded loan commitments incorporating expected utilization rates.

The Corporation sub-segmented certain commercial portfolios by risk level and certain consumer portfolios by delinquency status where appropriate. The Corporation utilized a four-quarter reasonable and supportable economic forecast period followed by a six-quarter, straight-line reversion period to the historical macroeconomic mean for the remaining life of the loans. Econometric modeling was performed using historical default rates and a selection of economic forecast scenarios published by Moody’s to develop a range of estimated credit losses for which to determine the best credit loss estimate within. Macroeconomic factors utilized in the modeling process include the national unemployment rate, BBB US corporate index, CRE price index and the home price index.

The Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the Small Business Administration ("SBA").

The risk characteristics of the Corporation’s portfolio segments are as follows:

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

Commercial real estate
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. The Corporation monitors commercial real estate loans based on collateral and risk grade criteria, as well as the levels of owner-occupied versus non-owner occupied loans.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Construction
Construction loans are underwritten utilizing a combination of tools and techniques including feasibility and market studies, independent appraisals and appraisal reviews, absorption and interest rate sensitivity analysis as well as the financial analysis of the developer and all guarantors. Construction loans are monitored by either in house or third party inspectors limiting advances to a percentage of costs or stabilized project value. These loans frequently involve the disbursement of significant funds with the repayment dependent upon the successful completion and, where necessary, the future stabilization of the project. The predominant inherent risk of this portfolio is associated with the borrower's ability to successfully complete a project on time, within budget and stabilize the projected as originally projected.

Consumer and Residential
With respect to residential loans that are secured by 1-4 family residences, which are typically owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans, such as small installment loans and certain lines of credit, are unsecured. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers and can also be impacted by changes in property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The following tables summarize changes in the allowance for credit losses by loan segment for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications	—	(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	(932)	(1,701)	1,095	—	—	1,538	—
Recoveries on loans	188	164	—	—	—	342	694
Loans charged off	(673)	(3,313)	(2)	—	—	(327)	(4,315)
Balances, March 31, 2021	$65,722	$70,861	$20,182	$—	$—	$44,317	$201,082

Allowance for Loan Losses under prior GAAP ("Incurred Loss Model")

Prior to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2021, the Corporation maintained an allowance for loan losses in accordance with the incurred loss model as disclosed in the Corporation's 2020 Annual Report on Form 10-K.

The following tables summarize changes in the allowance for loan losses by loan segment for the three months ended March 31, 2020:

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below shows the Corporation’s allowance for loan losses under the incurred loss model and loan portfolio by loan segment as of the periods indicated.

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

The following tables show the composition of the Corporation’s impaired loans, related allowance under the incurred loss model and interest income recognized while impaired by loan class as of the periods indicated:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$1,059	$991	$—
Real estate Loans:
Commercial real estate, non-owner occupied	4,958	4,694	—
Commercial real estate, owner occupied	2,125	1,310	—
Residential	957	816	—
Individuals' loans for household and other personal expenditures	2	2	—
Total	$9,101	$7,813	$—
Impaired loans with related allowance:
Commercial and industrial loans	$268	$268	$223
Agricultural land, production and other loans to farmers	640	562	3
Real estate Loans:
Commercial real estate, non-owner occupied	44,016	43,715	11,686
Commercial real estate, owner occupied	2,061	1,323	557
Residential	2,041	2,014	352
Home equity	487	461	80
Total	$49,513	$48,343	$12,901
Total Impaired Loans	$58,614	$56,156	$12,901

	Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$905	$—
Real estate Loans:
Construction	1,015	—
Commercial and farmland	6,852	37
Residential	59	1
Individuals' loans for household and other personal expenditures	3	—
Total	$8,834	$38
Impaired loans with related allowance:
Real estate Loans:
Commercial and farmland	$2,400	$—
Residential	2,180	19
Home equity	393	3
Total	$4,973	$22
Total Impaired Loans	$13,807	$60

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Off-Balance Sheet Arrangements, Commitments And Contingencies

In the normal course of business, the Corporation has entered into off-balance sheet financial instruments which include commitments to extend credit and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing for their cash flows. Other typical lines of credit are related to home equity loans granted to customers. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require a fee.

Standby letters of credit are generally issued on behalf of an applicant (the Corporation’s customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. The standby letter of credit would permit the beneficiary to obtain payment from the Corporation under certain prescribed circumstances. Subsequently, the Corporation would seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

The Corporation typically follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is typically evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate, marketable securities, accounts receivable, inventory, equipment and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should the Corporation’s customers default on their resulting obligation to the Corporation, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.

Financial instruments with off-balance sheet risk were as follows:

	March 31, 2021	December 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$3,657,931	$3,443,514
Standby letters of credit	$33,610	$29,555

The adoption of the CECL methodology for measuring credit losses, as discussed more fully in the Allowance for Credit Loss on Loans section of this Note, and in NOTE 1. GENERAL of these Notes to Consolidated Condensed Financial Statements, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $20.5 million, which is reported in Other Liabilities as of March 31, 2021 in the CONSOLIDATED CONDENSED BALANCE SHEETS.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

Three Months Ended March 31, 2021
Balances, December 31, 2020	$—
Impact of adopting ASC 326	20,500
Provision for credit losses	—
Balances, March 31, 2021	$20,500

NOTE 4

OTHER INTANGIBLES

Core deposit intangibles are recorded on the acquisition date of an entity. The carrying basis and accumulated amortization of recognized core deposit intangibles are noted below.

	March 31, 2021	December 31, 2020
Gross carrying amount	$102,396	$102,396
Accumulated amortization	(74,778)	(73,421)
Total core deposit intangibles	$27,618	$28,975

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The core deposit intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of ten years. Intangible asset amortization expense for the three months ended March 31, 2021 was $1.4 million compared to $1.5 million for the three months ended March 31, 2020. Estimated future amortization expense is summarized as follows:

Amortization Expense
2021	$4,072
2022	5,027
2023	4,827
2024	4,241
2025	3,526
After 2025	5,925
$27,618

NOTE 5

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2021 and December 31, 2020, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the first quarter of 2021, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advances. Finally, the remaining $24.0 million of interest rate swaps were used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit originated in December 2020. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2021 and 2020, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $1.0 million from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2021 and December 31, 2020, the notional amount of customer-facing swaps was approximately $972.7 million and $985.0 million, respectively.  These amounts are offset with third party counterparties, as described above.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2021, and December 31, 2020.

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$1,708	Other Liabilities	$2,018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$48,576	Other Assets	$74,335	Other Liabilities	$48,576	Other Liabilities	$74,335

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2021	March 31, 2020
Interest Rate Products	$58	$(1,314)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three months ended March 31, 2021 and 2020.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest rate contracts	Interest Expense	$(252)	$(125)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $36.7 million. As of March 31, 2021, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $62.8 million. While the Corporation did not breach any of these provisions as of March 31, 2021, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2021, and December 31, 2020.

		Fair Value Measurements Using:
March 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$1,000	$—	$1,000	$—
U.S. Government-sponsored agency securities	11,381	—	11,381	—
State and municipal	1,366,162	—	1,364,051	2,111
U.S. Government-sponsored mortgage-backed securities	1,022,863	—	1,022,859	4
Corporate obligations	4,162	—	4,131	31
Interest rate swap asset	48,576	—	48,576	—
Interest rate swap liability	50,284	—	50,284	—

		Fair Value Measurements Using:
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$2,430	$—	$2,430	$—
State and municipal	1,257,885	—	1,255,441	2,444
U.S. Government-sponsored mortgage-backed securities	654,669	—	654,665	4
Corporate obligations	4,135	—	4,104	31
Interest rate swap asset	74,335	—	74,335	—
Interest rate swap liability	76,353	—	76,353	—

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2021 or December 31, 2020.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2021 and 2020.

	Available for Sale Securities
	Three Months Ended
	March 31, 2021	March 31, 2020
Balance at beginning of the period	$2,479	$2,893
Included in other comprehensive income	(60)	(20)
Principal payments	(273)	(344)
Ending balance	$2,146	$2,529

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2021 and 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for March 31, 2021, and December 31, 2020.

		Fair Value Measurements Using
March 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$40,698	$—	$—	$40,698
Other real estate owned	185	—	—	185

		Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$37,250	$—	$—	$37,250
Other real estate owned	544	—	—	544

Impaired Loans (collateral dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value of the collateral for collateral dependent loans. If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2020 and 2021, certain impaired loans were partially charged off or re-evaluated. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2021 and December 31, 2020.

March 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,111	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 4%
			Weighted-average coupon	4%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Collateral dependent loans	$40,698	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	4%

Other real estate owned	$185	Appraisals	Discount to reflect current market conditions	0% - 72%
			Weighted-average discount of other real estate owned balance	39%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,444	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	2% - 4%
			Weighted-average coupon	4%

Corporate obligations and U.S Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$37,250	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	6%

Other real estate owned	$544	Appraisals	Discount to reflect current market conditions	0% - 30%
			Weighted-average discount of other real estate owned balance	26%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021, and December 31, 2020.

		March 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$187,901	$187,901	$—	$—
Interest-bearing deposits	392,806	392,806	—	—
Investment securities available for sale	2,405,568	—	2,403,422	2,146
Investment securities held to maturity	1,295,289	—	1,299,944	18,836
Loans held for sale	4,430	—	4,430	—
Loans	9,117,146	—	—	9,168,023
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	48,576	—	48,576	—
Interest receivable	54,662	—	54,662	—
Liabilities:
Deposits	$11,951,780	$11,103,474	$847,398	$—
Borrowings:
Securities sold under repurchase agreements	185,721	—	185,716	—
Federal Home Loan Bank advances	359,337	—	366,179	—
Subordinated debentures and other borrowings	118,439	—	108,124	—
Interest rate swap liability	50,284	—	50,284	—
Interest payable	4,020	—	4,020	—

		December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$192,896	$192,896	$—	$—
Interest-bearing deposits	392,305	392,305	—	—
Investment securities available for sale	1,919,119	—	1,916,640	2,479
Investment securities held to maturity	1,227,668	—	1,260,815	19,478
Loans held for sale	3,966	—	3,966	—
Loans	9,112,526	—	—	9,191,628
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	74,335	—	74,335	—
Interest receivable	53,948	—	53,948	—
Liabilities:
Deposits	$11,361,610	$10,482,865	$878,257	$—
Borrowings:
Securities sold under repurchase agreements	177,102	—	177,097	—
Federal Home Loan Bank advances	389,430	—	399,991	—
Subordinated debentures and other borrowings	118,380	—	108,439	—
Interest rate swap liability	76,353	—	76,353	—
Interest payable	3,287	—	3,287	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 7

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2021 and December 31, 2020 were:

	March 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$184,067	$—	$1,654	$—	$185,721

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$175,449	$—	$1,653	$—	$177,102

NOTE 8
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2021 and 2020:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income (loss) before reclassifications	(37,850)	46	—	(37,804)
Amounts reclassified from accumulated other comprehensive income	(1,421)	199	—	(1,222)
Period change	(39,271)	245	—	(39,026)
Balance at March 31, 2021	$48,717	$(1,349)	$(11,558)	$35,810

Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income (loss) before reclassifications	30,364	(1,038)	—	29,326
Amounts reclassified from accumulated other comprehensive income	(3,643)	99	—	(3,544)
Period change	26,721	(939)	—	25,782
Balance at March 31, 2020	$65,593	$(2,080)	$(9,857)	$53,656

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2021 and 2020.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,799	$4,612	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(378)	(969)	Income tax expense
	$1,421	$3,643

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(252)	$(125)	Interest expense - subordinated debentures and term loans
Related income tax benefit	53	26	Income tax expense
	$(199)	$(99)

Total reclassifications for the period, net of tax	$1,222	$3,544

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 2. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.
(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

NOTE 9

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2021 was $1,190,000 compared to $1,220,000 for the three months ended March 31, 2020. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the three months ended March 31, 2021, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2021	2020
Stock and ESPP Options
Pre-tax compensation expense	$75	$41
Income tax expense (benefit)	(72)	—
Stock and ESPP option expense, net of income taxes	$3	$41
Restricted Stock Awards
Pre-tax compensation expense	$1,115	$1,179
Income tax expense (benefit)	(237)	(257)
Restricted stock awards expense, net of income taxes	$878	$922
Total Share-Based Compensation
Pre-tax compensation expense	$1,190	$1,220
Income tax expense (benefit)	(309)	(257)
Total share-based compensation expense, net of income taxes	$881	$963

As of March 31, 2021, unrecognized compensation expense related to RSAs was $8.4 million and is expected to be recognized over a weighted-average period of 2.01 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2021.

Stock option activity under the Corporation's stock option plans as of March 31, 2021 and changes during the three months ended March 31, 2021, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	45,800	$15.00
Exercised	(14,300)	$11.97
Outstanding March 31, 2021	31,500	$16.37	2.06	$949,155
Vested and Expected to Vest at March 31, 2021	31,500	$16.37	2.06	$949,155
Exercisable at March 31, 2021	31,500	$16.37	2.06	$949,155

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2021.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $453,000 and $36,000, respectively. Cash receipts of stock options exercised during this same period were $171,000 and $7,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2021	357,883	$36.30
Granted	66,913	$42.39
Vested	(4,285)	$42.15
Forfeited	(1,650)	$32.21
Unvested RSAs at March 31, 2021	418,861	$37.23

The grant date fair value of ESPP options was estimated to be approximately $75,000 at the beginning of the January 1, 2021 quarterly offering period. The ESPP options vested during the three months ending March 31, 2021, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$12,268	$7,928
Tax-exempt interest income	(3,706)	(3,022)
Share-based compensation	(59)	—
Tax-exempt earnings and gains on life insurance	(281)	(286)
Tax credits	(73)	(61)
CARES Act - NOL carryback rate differential	—	(1,178)
State Income Tax	702	86
Other	101	23
Actual Tax Expense	$8,952	$3,490

Effective Tax Rate	15.3%	9.2%

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$49,469	53,930,200	$0.92	$34,263	54,732,073	$0.63
Effect of potentially dilutive stock options and restricted stock awards		203,422			185,687
Diluted net income per share	$49,469	54,133,622	$0.91	$34,263	54,917,760	$0.62

For the three months ended March 31, 2021 and 2020, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 12
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

NOTE 13
SUBSEQUENT EVENT

On April 1, 2021, the Bank closed its acquisition of Hoosier Trust Company, an Indiana trust company (“Hoosier”), pursuant to which Hoosier merged with and into the Bank. The consideration paid to the shareholders of Hoosier at closing was $3,225,000 in cash.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

From time to time, we include forward-looking statements in our oral and written communication. We may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements can often be identified by the use of words like “believe”, “continue”, “pattern”, “estimate”, “project”, “intend”, “anticipate”, “expect” and similar expressions or future or conditional verbs such as “will”, “would”, “should”, “could”, “might”, “can”, “may”, or similar expressions. These forward-looking statements include:

•statements of the Corporation's goals, intentions and expectations;
•statements regarding the Corporation's business plan and growth strategies;
•statements regarding the asset quality of the Corporation's loan and investment portfolios; and
•estimates of the Corporation's risks and future costs and benefits.

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

CRITICAL ACCOUNTING POLICIES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. The uncertainties related to COVID-19 could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

We believe there have been no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. Certain accounting policies were revised and certain accounting policy elections were implemented, related to the adoption of CECL.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment securities available for sale depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell. See NOTE 1. GENERAL, NOTE 2. INVESTMENT SECURITIES and NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q for details of the accounting policy changes related to the adoption of CECL.
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 125 banking locations in Indiana, Illinois, Ohio and Michigan. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

COVID-19 UPDATE

The COVID-19 pandemic continued to impact the Corporation’s operations during the quarter ended March 31, 2021. While most states have eased restrictive measures and vaccination rates are steadily increasing, uncertainty remains about the ultimate duration of the pandemic and the timing and strength of the economic recovery. As the pandemic has evolved, we continue to support our customers by providing assistance to those affected by the pandemic, including by working with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19 and by originating loans under the Paycheck Protection Program (“PPP”).

The CARES Act and the Paycheck Protection Program
As previously reported, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020, providing an approximately $2 trillion stimulus package. For small businesses, eligible nonprofits and certain others, the CARES Act established the PPP, a lending program administered by the Small Business Administration (“SBA”) that is intended to incentivize participants to retain their employees by providing them with loans that are fully guaranteed by the U.S. government and subject to forgiveness if program guidelines are met. The PPP was later extended and modified by the Paycheck Protection Program and Health Care Enhancement Act in April 2020 and the Paycheck Protection Program Flexibility Act in June 2020, with PPP funding under this initial round expiring on August 8, 2020.

In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”). In addition to direct stimulus payments and other aid, this Act provided for a second round of PPP loans through March 31, 2021, and included the establishment of PPP second draw loans. Certain borrowers that had obtained a PPP loan in 2020 (a “first draw PPP loan”) became eligible in January 2021 to apply for a “second draw PPP loan” on generally the same terms and conditions as their first draw loans. The eligibility requirements for a second draw PPP loan, however, are much narrower than the eligibility requirements for a first draw PPP loan. More recently, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, providing additional funds for the PPP and expanding certain PPP eligibility requirements. Further, on March 30, 2021, the PPP Extension Act of 2021 (was signed into law, providing applicants two additional months (through May 31, 2021) to apply for a first draw or second draw PPP loan and giving the SBA until June 30, 2021 to process loan applications.

Having actively participated in assisting its customers with applications for resources through the first round of the PPP during 2020, the Bank is also participating in the second round that commenced in January 2021. Loans under the program earn interest at a fixed rate of 1 percent and the vast majority of the Bank’s first round PPP loans have two-year maturities. The second round PPP loans have five-year maturities. The Bank anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. As of March 31, 2021, the Bank had over 4,700 PPP loans representing $741.7 million, which is net of $18.6 million of deferred processing fee income and costs. The weighted-average deferred processing fee on PPP loans was approximately 3.44 percent and is recognized over the term of the loan. If a loan is forgiven by the SBA or paid off by the borrower prior to maturity, any unamortized portion of the fee will be recognized immediately. During the three months ended March 31, 2021, the Corporation recognized interest income on PPP loans of $1.7 million and $7.6 million of PPP loan related deferred processing fee income as a yield adjustment.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Modifications and Troubled Debt Restructures
As previously reported, the Bank's banking regulators issued guidance in March 2020 encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act had further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. In accordance with that guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The CAA, as described above, extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. As of March 31, 2021, $65.1 million in loan balances remained in deferral. Details of the modifications are included in the "LOAN QUALITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

CECL Implementation
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit losses on Financial Instruments ("CECL") had an original adoption date of January 1, 2020, which included a day 1 measurement date of January 1, 2020. Pursuant to the CARES Act, which created an optional deferral of the CECL adoption date, and the related joint statement of federal banking regulators (which also became effective in March 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13, the optional deferral of which was set to expire on December 31, 2020. However, the CAA amended the CARES Act by extending the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation elected to delay adoption of CECL to January 1, 2021. As a result of the Corporation’s election, its 2020 financial statements have been prepared under the incurred loss model and its 2021 financial statements have been prepared under the CECL model.

Regulatory Capital
As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the CAA provided for a further extension of the mandatory adoption of CECL to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022, the federal banking regulators have elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the CARES Act.

As discussed above, the Corporation elected to delay implementation of ASU No. 2016-13 until January 1, 2021 and, as a result, will recognize the implementation effects of CECL on its regulatory capital over a three-year transition period. Beginning on January 1, 2021, the Corporation phased in 25 percent of the deferred capital impact of CECL, with an additional 25 percent to be phased in at the beginning of the following three years, resulting in the impact being fully phased in on January 1, 2024.

RESULTS OF OPERATIONS

The Corporation reported first quarter 2021 net income of $49.5 million, compared to $34.3 million during the first quarter of 2020. Diluted earnings per share for the first quarter 2021 totaled $0.91 per share, compared to $0.62 per diluted share during the same period in 2020.

As of March 31, 2021, total assets equaled $14.6 billion, an increase of $561.9 million, or 4.0 percent, from December 31, 2020. The Corporation's total loan portfolio increased $75.5 million from December 31, 2020. As of March 31, 2021, the Corporation had $741.7 million of PPP loans, an increase of $74.6 million from the December 31, 2020 balance of $667.1 million. PPP loans are included in the commercial and industrial loan class, which was the largest loan class increase since December 31, 2020. Additionally, other loan classes that experienced large increases from December 31, 2020 were real estate construction and public finance and other commercial loans. The largest loan classes that experienced a decrease from December 31, 2020 were commercial real estate, non-owner occupied and agricultural land, production and other loans to farmers. Additional details of the changes in the Corporation's loans are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total investment securities increased $554.1 million from December 31, 2020 as the excess liquidity from deposit growth was used to invest in the bond portfolio, which was offset by a decline in net unrealized gains on the available for sale portfolio of $49.7 million. The net decrease in unrealized gains from December 31, 2020 to March 31, 2021 is primarily due to changes in interest rates. The longer term points on the yield curve have increased since year-end which decreases the fair value of securities held in the portfolio. Additionally, the overall increase in investment securities was also offset by the Corporation's adoption of CECL, which resulted in an allowance for credit loss of $245,000 recorded at adoption on the state and municipal securities in the held to maturity portfolio. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 2. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s allowance for credit losses - loans totaled $201.1 million as of March 31, 2021 and equaled 2.16 percent of total loans. The Corporation adopted the current expected credit losses ("CECL") model for calculating the allowance for credit losses on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. The impact of the adoption was an increase to the Allowance for Credit Losses - Loans of $74.1 million. Additional details of the Allowance methodology and credit quality of the loan portfolio are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation did not recognize any provision expense during the three months ended March 31, 2021, compared to provision expense of $19.8 million during the same period of the prior year. Net charge-offs in the first quarter of 2021 were $3.6 million, compared to net charge-offs of $582,000 during the same period of 2020. For the three months ended March 31, 2021, there were three individual charge-offs greater than $500,000 that totaled $3.2 million, and for the three months ended March 31, 2020, there were not any charge-offs greater than $500,000. Non-accrual loans totaled $57.9 million, a decrease of $3.5 million from December 31, 2020, resulting in a coverage ratio of 347.2 percent..

The Corporation's net tax asset, deferred and receivable increased $27.8 million from December 31, 2020. As a result of the CECL adoption on January 1, 2021, the cumulative effect of adoption resulted in a deferred tax asset of $22.0 million. Additionally, the decrease in unrealized gains on available for sale investment securities resulted in a $10.4 million decline in the deferred tax liability. Both, the increase in deferred tax asset from CECL adoption and the decrease in deferred tax liability related to unrealized gains on available for sale investment securities, increase the net deferred tax asset.

The Corporation's other assets decreased $19.0 million from December 31, 2020. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts decreased $25.8 million and $26.1 million, respectively, from December 31, 2020. The decreases in valuations are due to a lower total notional balance and higher yield curve rates across the entire term point spectrum. The higher interest rates are the result of higher inflation expectations resulting from surging consumer demand observed in the market place.

As of March 31, 2021, total deposits equaled $12.0 billion, an increase of $590.2 million from December 31, 2020. The Corporation experienced increases from December 31, 2020 in demand and savings accounts of $424.7 million and $195.9 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $23.0 million and $7.5 million, respectively, from December 31, 2020. The low interest rate environment has resulted in customers moving funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Total borrowings decreased $21.4 million as of March 31, 2021, compared to December 31, 2020. Federal Home Loan Bank advances decreased $30.1 million compared to December 31, 2020 as the Corporation utilized excess liquidity from deposit growth to pay off maturing advances. Offsetting this decrease was an increase in securities sold under repurchase agreements of $8.6 million.

The Corporation's other liabilities as of March 31, 2021 increased $62.2 million compared to December 31, 2020. As part of the CECL adoption on January 1, 2021, the Corporation recorded a $20.5 million allowance for credit losses on off-balance sheet credit exposures as a liability account representing expected credit losses over the contractual period for which the Corporation is exposed to credit risk resulting from a contractual obligation to extend credit. The Corporation also accrued $72.7 million of trade date accounting related to investment securities purchases as of March 31, 2021, of which, the accrual was $6.2 million as of December 31, 2020. Additionally, as noted above, the derivative hedge liability decreased $26.1 million from December 31, 2020.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81 percent of revenues for the three months ended March 31, 2021. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

Net interest margin, on a tax equivalent basis, decreased 23 basis points to 3.23 percent for three months ended March 31, 2021 compared to 3.46 percent for the same period in 2020. Average earning assets for the three months ended March 31, 2021 increased $1.7 billion compared to the same period in 2020, and was primarily attributable to an increase in loans and investment securities of $709.9 million and $739.6 million, respectively. Since the beginning of the PPP in April 2020, the Bank has originated over $1.2 billion of PPP loans, which averaged $660.7 million in the first quarter of 2021. The increase in the investment securities portfolio was the result of excess liquidity generated from growth in deposits being used to invest in the bond portfolio.

In the first quarter of 2021, FTE asset yields decreased 86 basis points compared to the same period in 2020. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19, and the decline in one-month LIBOR from March 31, 2020 to March 31, 2021 of 88 basis points. The PPP loans originated were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $7.6 million during the first quarter of 2021, which is included in interest income, and had a positive impact to net interest margin of 13 basis points.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $4.7 million, which accounted for 6 basis points of net interest margin in the first quarter of 2021. Comparatively, the Corporation recognized $3.5 million of accretion income for the first quarter of 2020, or 12 basis points of net interest margin.

Interest costs decreased 78 basis points, contributing to a 8 basis point FTE decrease in net interest spread as compared to the same period in 2020. Interest costs have decreased as management aggressively moved deposit rates down in tandem with a decline in wholesale funding rates. Interest-bearing deposit and borrowing costs for the three months ended March 31, 2021 of 0.27 percent and 1.89 percent, respectively, decreased from 1.06 percent and 2.24 percent, respectively, during the same period in 2020.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2021, and 2020.

(Dollars in Thousands)	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$441,254	$114	0.10%	$159,859	$575	1.44%
Federal Home Loan Bank stock	28,736	178	2.48	28,737	299	4.16
Investment Securities: (1)
Taxable	1,494,008	6,695	1.79	1,368,546	7,631	2.23
Tax-Exempt (2)	1,822,899	15,677	3.44	1,208,717	11,816	3.91
Total Investment Securities	3,316,907	22,372	2.70	2,577,263	19,447	3.02
Loans held for sale	16,139	156	3.87	17,217	193	4.48
Loans: (3)
Commercial	6,876,818	69,174	4.02	6,235,336	76,952	4.94
Real Estate Mortgage	975,262	9,286	3.81	870,654	10,402	4.78
Installment	674,307	6,489	3.85	759,614	9,105	4.79
Tax-Exempt (2)	693,895	6,758	3.90	643,750	6,728	4.18
Total Loans	9,236,421	91,863	3.98	8,526,571	103,380	4.85
Total Earning Assets	13,023,318	114,527	3.52%	11,292,430	123,701	4.38%
Net unrealized gain on securities available for sale	55,658			48,656
Allowance for credit losses	(204,353)			(81,160)
Cash and cash equivalents	165,774			159,757
Premises and equipment	110,992			113,812
Other assets	1,093,350			1,039,743
Total Assets	$14,244,739			$12,573,238
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$4,616,988	$3,709	0.32%	$3,589,240	$8,276	0.92%
Money market deposits	2,086,322	835	0.16	1,535,844	3,783	0.99
Savings deposits	1,660,528	476	0.11	1,425,054	1,827	0.51
Certificates and other time deposits	859,334	1,180	0.55	1,666,642	7,862	1.89
Total Interest-bearing Deposits	9,223,172	6,200	0.27	8,216,780	21,748	1.06
Borrowings	675,117	3,188	1.89	748,185	4,182	2.24
Total Interest-bearing Liabilities	9,898,289	9,388	0.38	8,964,965	25,930	1.16
Noninterest-bearing deposits	2,344,746			1,669,493
Other liabilities	161,272			122,362
Total Liabilities	12,404,307			10,756,820
Stockholders' Equity	1,840,432			1,816,418
Total Liabilities and Stockholders' Equity	$14,244,739	9,388		$12,573,238	25,930
Net Interest Income (FTE)		$105,139			$97,771
Net Interest Spread (FTE) (4)			3.14%			3.22%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.52%			4.38%
Interest Expense / Average Earning Assets			0.29%			0.92%
Net Interest Margin (FTE) (5)			3.23%			3.46%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2021 and 2020. These totals equal $4,711 and $3,894 for the three months ended March 31, 2021 and 2020, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income totaled $24.1 million for the quarter ended March 31, 2021, a $5.7 million, or 19.2 percent decline from the first quarter of 2020. Customer-specific line items accounted for $2.8 million of the decrease driven by lower derivative hedge fees and the impact of the Durbin Amendment adoption on card payment fees. Additionally, net realized gains on the sales of available for sale securities decreased $2.8 million in the first quarter of 2021 when compared to the same period in 2020.
NON-INTEREST EXPENSE

Non-interest expense totaled $66.1 million for the first quarter of 2021 and remained consistent with the first quarter of 2020 expense total of $66.2 million. The largest increases in the comparative first quarter periods were in net occupancy and equipment costs, which primarily resulted from additional expenses incurred to continue established social distancing and cleaning protocols resulting from the COVID-19 pandemic. The largest offsetting decrease, when comparing first quarter of 2021 to first quarter of 2020, was in customer-related travel and entertainment, which was also caused by COVID-19 pandemic.

INCOME TAXES

Income tax expense for the three months ended March 31, 2021 was $8,952,000 on pre-tax net income of $58,421,000.  For the same period in 2020, income tax expense was $3,490,000 on pre-tax net income of $37,753,000. The effective income tax rate was 15.3 percent for the first quarter of 2021 and 9.2 percent for the first quarter of 2020.

The lower effective income tax rate for the comparative period ended March 31, 2020 was driven by two factors. First, an abnormally high level of loan provision expense as a result of the economic impact of the COVID-19 pandemic reduced taxable income, and when coupled with an increase in tax-exempt income, the benefit of non-taxable income increased. Secondly, the CARES Act provided for the carryback of certain federal net operating losses to a prior period with a rate differential between the 2020 statutory rate of 21 percent and the rate in effect during the carryback year.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 10. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
CAPITAL

Stockholders' Equity
The Corporation adopted the current expected credit losses ("CECL") model for calculating the allowance for credit losses on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, of $68.0 million. See additional details of the Corporation's CECL adoption in NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Stock Repurchase Program
On September 3, 2019, the Board of Directors of the Corporation approved a stock repurchase program of up to 3 million shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program was not to exceed $75 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares. During the first quarter of 2020, the Corporation repurchased 1,634,437 of its common shares for $55.9 million at an average price of $34.21, which resulted in the aggregate investment in share repurchases of $75.0 million, the maximum allowable under the plan. As such, the September 2019 program terminated upon its own terms following the repurchases.

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. The Corporation has not made any repurchases under the January 2021 program as of March 31, 2021.

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

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2021, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the CAA provided for a further extension of the mandatory adoption of CECL to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022, the federal banking regulators have elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the CARES Act.

The Corporation elected to delay implementation of ASU No. 2016-13 until January 1, 2021 and, as a result, will recognize the implementation effects of CECL on its regulatory capital over a three-year transition period. Beginning on January 1, 2021, the Corporation phased in 25 percent of the deferred capital impact of CECL, with an additional 25 percent to be phased in at the beginning of the following three years, resulting in the impact being fully phased in on January 1, 2024.

The Corporation's and Bank's actual and required capital ratios as of March 31, 2021 and December 31, 2020 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,487,455	14.33%	$1,090,253	10.50%	N/A	N/A
First Merchants Bank	1,404,801	13.49	1,093,668	10.50	$1,041,589	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,291,394	12.44%	$882,586	8.50%	N/A	N/A
First Merchants Bank	1,273,339	12.22	885,350	8.50	$833,271	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,244,967	11.99%	$726,835	7.00%	N/A	N/A
First Merchants Bank	1,273,339	12.22	729,112	7.00	$677,033	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,291,394	9.41%	$548,791	4.00%	N/A	N/A
First Merchants Bank	1,273,339	9.31	546,920	4.00	$683,650	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,475,551	14.36%	$1,079,015	10.50%	N/A	N/A
First Merchants Bank	1,412,805	13.70	1,082,430	10.50	$1,030,886	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,282,070	12.48%	$873,488	8.50%	N/A	N/A
First Merchants Bank	1,283,922	12.45	876,253	8.50	$824,708	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,235,702	12.02%	$719,343	7.00%	N/A	N/A
First Merchants Bank	1,283,922	12.45	721,620	7.00	$670,076	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,282,070	9.57%	$536,123	4.00%	N/A	N/A
First Merchants Bank	1,283,922	9.59	535,279	4.00	$669,098	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At March 31, 2021, risk-weighted assets included $741.7 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. The Bank has until June 30, 2021 to access funds under the PPPL Facility, unless further extended by the Federal Reserve and the Department of the Treasury. At March 31, 2021 and December 31, 2020, the Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans.

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

	March 31, 2021		December 31, 2020
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,805,856	$1,836,502	$1,875,645	$1,926,269
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(35,810)	(38,532)	(74,836)	(77,687)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,427	—	46,368	—
Less: Disallowed Goodwill and Intangible Assets	(563,889)	(563,441)	(564,982)	(564,535)
Add: Modified CECL Transition Amount	40,314	40,314	—	—
Less: Disallowed Deferred Tax Assets	(1,379)	(1,379)	—	—
Total Tier 1 Capital (Regulatory)	1,291,394	1,273,339	1,282,070	1,283,922
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	131,061	131,462	128,481	128,883
Total Risk-Based Capital (Regulatory)	$1,487,455	$1,404,801	$1,475,551	$1,412,805

Net Risk-Weighted Assets (Regulatory)	$10,383,360	$10,415,888	$10,276,333	$10,308,855
Average Assets (Regulatory)	$13,719,785	$13,672,992	$13,403,065	$13,381,969

Total Risk-Based Capital Ratio (Regulatory)	14.33%	13.49%	14.36%	13.70%
Tier 1 Capital to Risk-Weighted Assets	12.44%	12.22%	12.48%	12.45%
Tier 1 Capital to Average Assets	9.41%	9.31%	9.57%	9.59%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,291,394	$1,273,339	$1,282,070	$1,283,922
Less: Qualified Capital Securities	(46,427)	—	(46,368)	—
CET1 Capital (Regulatory)	$1,244,967	$1,273,339	$1,235,702	$1,283,922

Net Risk-Weighted Assets (Regulatory)	$10,383,360	$10,415,888	$10,276,333	$10,308,855
CET1 Capital Ratio (Regulatory)	11.99%	12.22%	12.02%	12.45%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 8.78 percent at March 31, 2021, and 9.65 percent at December 31, 2020.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Total Stockholders' Equity (GAAP)	$1,805,856	$1,875,645
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(571,536)	(572,893)
Tangible common equity (non-GAAP)	$1,234,195	$1,302,627
Total assets (GAAP)	$14,629,066	$14,067,210
Less: Intangible assets (GAAP)	(571,536)	(572,893)
Tangible assets (non-GAAP)	$14,057,530	$13,494,317
Stockholders' Equity to Assets (GAAP)	12.34%	13.33%
Tangible common equity to tangible assets (non-GAAP)	8.78%	9.65%

Tangible common equity (non-GAAP)	$1,234,195	$1,302,627
Plus: Tax Benefit of intangibles (non-GAAP)	5,710	5,989
Tangible common equity, net of tax (non-GAAP)	$1,239,905	$1,308,616
Common Stock outstanding	53,954	53,922
Book Value (GAAP)	$33.47	$34.78
Tangible book value - common (non-GAAP)	$22.98	$24.27

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Average goodwill (GAAP)	$543,919	$543,919
Average core deposit intangible (GAAP)	28,427	34,335
Average deferred tax on CDI (GAAP)	(5,877)	(7,129)
Intangible adjustment (non-GAAP)	$566,469	$571,125
Average stockholders' equity (GAAP)	$1,840,432	$1,816,418
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(566,469)	(571,125)
Average tangible capital (non-GAAP)	$1,273,838	$1,245,168
Average assets (GAAP)	$14,244,739	$12,573,238
Intangible adjustment (non-GAAP)	(566,469)	(571,125)
Average tangible assets (non-GAAP)	$13,678,270	$12,002,113
Net income available to common stockholders (GAAP)	$49,469	$34,263
CDI amortization, net of tax (GAAP)	1,072	1,197
Tangible net income available to common stockholders (non-GAAP)	$50,541	$35,460
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.91	$0.62
Diluted tangible net income available to common stockholders (non-GAAP)	$0.93	$0.65
Ratios:
Return on average GAAP capital (ROE)	10.75%	7.55%
Return on average tangible capital	15.87%	11.39%
Return on average assets (ROA)	1.39%	1.09%
Return on average tangible assets	1.48%	1.18%

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

LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS

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

At March 31, 2021, non-performing loans totaled $58.6 million, a decrease of $6.1 million from December 31, 2020. Loans not accruing interest income totaled $57.9 million at March 31, 2021, a decrease of $3.6 million from December 31, 2020. The decrease in the non- accrual loan balance was attributed to partial charge-offs related to three loans. Two of the loans are in the senior living sector with remaining balances, net of specific reserves, totaling $23.4 million and the third is a medical office building with a remaining loan balance of $164,000.

Other real estate owned and repossessions, totaling $604,000 at March 31, 2021, decreased $336,000 from December 31, 2020. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

According to guidance set forth in ASC 326-20-35, loans that no longer exhibit similar risk characteristics are evaluated individually to determine if there is a need for a specific reserve. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated. The determination for individual evaluation is made based on current information or events that may suggest it is probable that not all amounts due of principal and interest, according to the contractual terms of the loan agreement, will be substantially collected.

The Corporation's non-performing assets plus accruing loans 90 days or more delinquent and individually evaluated loans are presented in the table below.

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Non-Performing Assets:
Non-accrual loans	$57,923	$61,471
Renegotiated loans	655	3,240
Non-performing loans (NPL)	58,578	64,711
OREO and Repossessions	604	940
Non-performing assets (NPA)	59,182	65,651
Loans 90-days or more delinquent and still accruing	1,093	746
NPAs and loans 90-days or more delinquent	$60,275	$66,397

The non-accrual balances in the table above include troubled debt loan restructures totaling $1.8 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$1,671	$2,923
Agricultural land, production and other loans to farmers	1,220	1,012
Real estate loans:
Construction	330	435
Commercial real estate, non-owner occupied	44,239	47,548
Commercial real estate, owner occupied	2,792	3,040
Residential	7,185	9,034
Home equity	2,710	2,350
Individuals' loans for household and other personal expenditures	128	55
Non-performing assets and loans 90-days or more delinquent:	$60,275	$66,397

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

On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (the “CAA”) that provides federal government funding through the end of its 2021 fiscal year. In addition to delivering direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA provide for (i) an additional $284 billion in funding for the PPP, through March 31, 2021, and the establishment of PPP second draw loans, (ii) an extension of the temporary delay for implementation of the CECL accounting standard, and (iii) further suspension of the troubled debt restructure assessment and reporting requirements for financial institutions under GAAP. Certain borrowers that had obtained a PPP loan in 2020 (a “first draw PPP loan”) became eligible on January 19, 2021 to apply for a “second draw PPP loan” on generally the same terms and conditions as their first draw loans. However, the eligibility requirements for a second draw PPP loan are much narrower than the eligibility requirements for a first draw PPP loan. The following table summarizes modifications that remained in deferment as of March 31, 2021.

	March 31, 2021
	Recorded Balance	Number of Loans
Commercial and industrial loans	$13,984	11
Real estate loans:
Construction	4,360	1
Commercial real estate, non-owner occupied	43,530	10
Commercial real estate, owner occupied	1,865	6
Residential	1,026	8
Individuals' loans for household and other personal expenditures	291	13
Total	$65,056	49

Of the loans still in deferment at March 31, 2021 as indicated in the table above, $46.6 million, or 72 percent of the balance, were in the hotel industry. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and financial condition could be adversely affected in the event the quality of its loan portfolio declines. Deterioration in the economic environment including residential and commercial real estate values may result in increased levels of loan delinquencies and credit losses.

Provision and Allowance for Credit Losses on Loans

The Corporation adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. CECL replaces the previous "incurred loss" model with an "expected loss" model of measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio.

The CECL allowance is maintained through the provision for loan losses, which is a charge against earnings. Based on management’s judgment as to the appropriate level of the allowance for loan losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio.

The Corporation’s total loan balance increased $75.1 million from December 31, 2020 to $9.3 billion at March 31, 2021. PPP loans accounted for $741.7 million of the total loan balance at March 31, 2021. At March 31, 2021, the allowance for credit losses totaled $201.1 million, which represents an increase of $70.4 million from December 31, 2020. The allowance increase was primarily due to the day one cumulative effect adjustment related to the adoption of CECL. As a percent of loans, the allowance for credit losses was 2.16 percent at March 31, 2021 compared to 1.41 percent at December 31, 2020. The allowance for credit losses as a percentage of total loans less PPP loans was 2.34 percent as of March 31, 2021. The Bank anticipates that a majority of the PPP loans will ultimately be forgiven, in whole or in part, by the SBA as, in accordance with the terms of the PPP, the loans are fully guaranteed by the SBA.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There was no provision for credit losses for the three months ended March 31, 2021 compared to $19.8 million for the same period of 2020. The first quarter 2020 provision reflected an increase in the reserve related to the estimated impact on the economy and the credit quality of our loan portfolio due to the emerging COVID-19 pandemic. The Corporation adopted CECL effective January 1, 2021 and recorded a day one cumulative effect adjustment which increased the Allowance for Credit Losses for Loans to $204.7 million. Net charge-offs lowered the allowance to $201.1 million. The Corporation deems this estimate for loan portfolio credit exposure as appropriate, thus there was no related provision in the first quarter 2021.

Net charge-offs totaling $3.6 million and $582,000, respectively, were recognized for the three months ended March 31, 2021 and March 31, 2020. For the three months ended March 31, 2021, there were three individual charge-offs greater than $500,000 that totaled $3.2 million, and for the three months ended March 31, 2020, there were not any charge-offs greater than $500,000. There have been no individual recoveries greater than $500,000 for either reporting period. The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2021 and 2020 are reflected in the following table:

	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Net charge-offs (Recoveries):
Commercial and industrial loans	$484	$129
Agricultural land, production and other loans to farmers	1	43
Real estate loans:
Construction	2	(37)
Commercial real estate, non-owner occupied	2,511	19
Commercial real estate, owner occupied	638	83
Residential	72	(7)
Home equity	(165)	145
Individuals' loans for household and other personal expenditures	78	207
Total net charge-offs	$3,621	$582

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.4 billion at March 31, 2021, an increase of $486.4 million, or 25.4 percent, from December 31, 2020.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $9.1 million at March 31, 2021. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source.  At March 31, 2021, total borrowings from the FHLB were $359.3 million The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2021 was $714.6 million.

The Corporation and the Bank receive outside credit ratings from Moody's. Both the Corporation and the Bank currently have Issuer Ratings of Baa1 with a Rating Outlook of Stable. Additionally, the Bank has a Baseline Credit Assessment Rating of a3. Management considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper. Because of the Corporation's and Bank's current levels of long-term debt, management believes it could generate additional liquidity from various sources should the need arise.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required payments related to operating leases and borrowings at March 31, 2021 are as follows:

(Dollars in Thousands)	Remaining 2021	2022	2023	2024	2025	2026 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$2,729	$3,544	$3,141	$3,070	$2,837	$7,750	$—	$23,071
Securities sold under repurchase agreements	185,721	—	—	—	—	—	—	185,721
Federal Home Loan Bank advances	25,072	75,097	115,097	10,097	25,097	108,877	—	359,337
Subordinated debentures and other borrowings	—	—	—	—	—	122,012	(3,573)	118,439
Total	$213,522	$78,641	$118,238	$13,167	$27,934	$238,639	$(3,573)	$686,568

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

Summarized credit-related financial instruments at March 31, 2021 are as follows:

(Dollars in Thousands)	March 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$3,657,931
Standby and commercial letters of credit	33,610
$3,691,541

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2021, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2021 and December 31, 2020, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many drivers are at or near historical lows due to the FOMC's rate reductions in March 2020 in response to COVID-19.

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2021 and December 31, 2020. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2021	December 31, 2020
Rising 200 basis points from base case	3.9%	5.9%
Falling 100 basis points from base case	(0.5)%	0.7%

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2021 and December 31, 2020. Earning assets increased by $630.1 million during the three months ended March 31, 2021.

Total investment securities increased $554.1 million from December 31, 2020 as excess liquidity from deposit growth was used to invest in the bond portfolio, which was offset by a decline in net unrealized gains on the available for sale portfolio of $49.7 million. The net decrease in unrealized gains from December 31, 2020 to March 31, 2021 is primarily due the changes in interest rates. The longer term points on the yield curve have increased since year-end which decreases the fair value of securities held in the portfolio. Additionally, the overall increase in investment securities was also offset by the Corporation's adoption of CECL, which resulted in an allowance for credit loss of $245,000 recorded at adoption on the state and municipal securities in the held to maturity portfolio. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 2. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Loans and loans held for sale increased $75.5 million from December 31, 2020. As of March 31, 2021, the Corporation had $741.7 million of PPP loans, an increase of $74.6 million from the December 31, 2020 balance of $667.1 million. PPP loans are included in the commercial and industrial loan class, which was the largest loan class increase since December 31, 2020. Additionally, other loan classes that experienced large increases from December 31, 2020 were real estate construction and public finance and other commercial loans. The largest loan classes that experienced a decrease from December 31, 2020 were commercial real estate, non-owner occupied and agricultural land, production and other loans to farmers. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Interest-bearing deposits	$392,806	$392,305
Investment securities available for sale	2,405,568	1,919,119
Investment securities held to maturity, net of allowance for credit losses of $245,000 as of March 31, 2021	1,295,289	1,227,668
Loans held for sale	4,430	3,966
Loans	9,318,228	9,243,174
Federal Home Loan Bank stock	28,736	28,736
Total	$13,445,057	$12,814,968

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January, 2021	267	$40.82	—	3,333,000
February, 2021	—	$—	—	3,333,000
March, 2021	—	$—	—	3,333,000

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

10.1	First Merchants Corporation non-employee director compensation schedule adopted February 9, 2021 (1)(2)
31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2) Act of 2002 (2)

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

First Merchants Corporation
(Registrant)

May 10, 2021	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

May 10, 2021	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)