Form 10-Q
period 2021-06-30
FIRST MERCHANTS CORP
filed 2021-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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

As of August 4, 2021, there were 54,163,660 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
Ameribor	The American interbank offered rate, a potential replacement for LIBOR, is a benchmark interest rate calculated as a volume-weighted average of the daily transactions in overnight unsecured loans on the American Financial Exchange, LLC, a self-regulated electronic exchange for direct lending by American banks and financial institutions.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CAA	The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, which included the Economic Aid to Hard-Hit-Small Businesses, Nonprofits, and Venues Act, amending the CARES Act.
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	Current expected credit losses
CET1	Common Equity Tier 1
Corporation	First Merchants Corporation
COVID or COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
Durbin Amendment	An amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires interchange fees for certain electronic debit transactions be “reasonable and proportional” to the costs incurred by issuers for processing such transactions.
Economic Impact Payments	Economic stimulus payments of up to $1,200 per adult and $500 per child, subject to eligibility requirements and certain limitations, as established under the CARES Act and distributed by the IRS.
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
Hoosier	Hoosier Trust Company, which was acquired by the Bank on April 1, 2021.
IRS	Internal Revenue Service
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
PPPL Facility	Paycheck Protection Program Liquidity Facility, which was established by the Federal Reserve to provide funds to eligible financial institutions, such as the Bank, for purposes of making loans under the PPP.
RSA	Restricted Stock Awards
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$167,596	$192,896
Interest-bearing deposits	438,863	392,305
Investment securities available for sale	2,426,900	1,919,119
Investment securities held to maturity, net of allowance for credit losses of $245 and $0 (fair value of $1,760,847 and $1,280,293)	1,721,414	1,227,668
Loans held for sale	18,582	3,966
Loans	9,121,250	9,243,174
Less: Allowance for credit losses - loans [1]	(199,775)	(130,648)
Net loans	8,921,475	9,112,526
Premises and equipment	103,822	111,062
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	54,173	53,948
Goodwill	545,385	543,918
Other intangibles	28,401	28,975
Cash surrender value of life insurance	294,462	292,745
Other real estate owned	601	940
Tax asset, deferred and receivable	36,924	12,340
Other assets	135,763	146,066
TOTAL ASSETS	$14,923,097	$14,067,210
LIABILITIES
Deposits:
Noninterest-bearing	$2,479,853	$2,298,138
Interest-bearing	9,723,547	9,063,472
Total Deposits	12,203,400	11,361,610
Borrowings:
Securities sold under repurchase agreements	146,904	177,102
Federal Home Loan Bank advances	334,243	389,430
Subordinated debentures and other borrowings	118,498	118,380
Total Borrowings	599,645	684,912
Interest payable	2,929	3,287
Other liabilities	245,323	141,756
Total Liabilities	13,051,297	12,191,565
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,972,386 and 53,922,359 shares	6,747	6,740
Additional paid-in capital	1,009,182	1,005,366
Retained earnings	795,666	788,578
Accumulated other comprehensive income	60,080	74,836
Total Stockholders' Equity	1,871,800	1,875,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,923,097	$14,067,210

1 Beginning January 1, 2021, the amount is based on the current expected credit loss methodology. Prior to January 1, 2021, the amount is based on the incurred loss methodology. See additional details in NOTE 1. GENERAL of these Notes to Consolidated Condensed Financial Statement.

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans receivable:
Taxable	$87,002	$87,312	$172,107	$183,964
Tax exempt	5,545	5,359	10,884	10,674
Investment securities:
Taxable	7,440	6,147	14,135	13,778
Tax exempt	13,071	10,019	25,456	19,354
Deposits with financial institutions	129	134	243	709
Federal Home Loan Bank stock	88	281	266	580
Total Interest Income	113,275	109,252	223,091	229,059
INTEREST EXPENSE
Deposits	5,823	12,707	12,023	34,455
Federal funds purchased	2	2	4	113
Securities sold under repurchase agreements	75	92	162	444
Federal Home Loan Bank advances	1,452	1,794	2,894	3,568
Subordinated debentures and other borrowings	1,659	1,639	3,316	3,584
Total Interest Expense	9,011	16,234	18,399	42,164
NET INTEREST INCOME	104,264	93,018	204,692	186,895
Provision for credit losses - loans	—	21,895	—	41,647
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	104,264	71,123	204,692	145,248
OTHER INCOME
Service charges on deposit accounts	5,596	4,312	10,860	10,282
Fiduciary and wealth management fees	7,510	5,601	13,932	11,586
Card payment fees	4,159	6,097	8,526	12,004
Net gains and fees on sales of loans	8,325	3,674	12,311	7,037
Derivative hedge fees	943	1,042	1,260	2,981
Other customer fees	368	333	736	731
Increase in cash surrender value of life insurance	1,205	1,231	2,394	2,591
Gains on life insurance benefits	—	95	147	95
Net realized gains on sales of available for sale securities	1,761	3,068	3,560	7,680
Other income	1,017	1,028	1,249	1,293
Total Other Income	30,884	26,481	54,975	56,280
OTHER EXPENSES
Salaries and employee benefits	42,438	35,698	81,249	74,941
Net occupancy	5,615	5,447	12,106	11,248
Equipment	4,848	4,489	9,878	8,833
Marketing	1,122	2,092	2,246	3,535
Outside data processing fees	4,698	2,618	8,942	6,817
Printing and office supplies	313	279	596	666
Intangible asset amortization	1,464	1,511	2,821	3,025
FDIC assessments	1,461	1,472	2,829	2,995
Other real estate owned and foreclosure expenses	178	684	912	1,189
Professional and other outside services	2,976	1,553	5,519	3,811
Other expenses	4,182	4,146	8,295	9,100
Total Other Expenses	69,295	59,989	135,393	126,160
INCOME BEFORE INCOME TAX	65,853	37,615	124,274	75,368
Income tax expense	10,294	4,623	19,246	8,113
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$55,559	$32,992	$105,028	$67,255
Per Share Data:
Basic Net Income Available to Common Stockholders	$1.03	$0.62	$1.95	$1.24
Diluted Net Income Available to Common Stockholders	$1.03	$0.62	$1.94	$1.24
Cash Dividends Paid	$0.29	$0.26	$0.55	$0.52
Average Diluted Shares Outstanding (in thousands)	54,184	53,943	54,159	54,430

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$55,559	$32,992	$105,028	$67,255
Other comprehensive income (loss):
Unrealized gains/losses on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	32,238	15,880	(15,673)	54,315
Reclassification adjustment for losses (gains) included in net income	(1,761)	(3,068)	(3,560)	(7,680)
Tax effect	(6,400)	(2,691)	4,039	(9,793)
Net of tax	24,077	10,121	(15,194)	36,842

Unrealized gain/loss on cash flow hedges:
Unrealized holding gain (loss) arising during the period	(16)	(145)	42	(1,459)
Reclassification adjustment for losses (gains) included in net income	260	231	513	357
Tax effect	(51)	(18)	(117)	231
Net of tax	193	68	438	(871)
Total other comprehensive income (loss), net of tax	24,270	10,189	(14,756)	35,971
Comprehensive income	$79,829	$43,181	$90,272	$103,226

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2021
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balance, March 31, 2021	125	$125	53,953,723	$6,744	$1,007,300	$755,877	$35,810	$1,805,856
Comprehensive income:
Net income	—	—	—	—	—	55,559	—	55,559
Other comprehensive income, net of tax	—	—	—	—	—	—	24,270	24,270
Cash dividends on common stock ($.29 per share)	—	—	—	—	—	(15,770)	—	(15,770)
Share-based compensation	—	—	375	—	1,208	—	—	1,208
Stock issued under employee benefit plans	—	—	4,185	1	161	—	—	162
Stock issued under dividend reinvestment and stock purchase plan	—	—	11,103	2	486	—	—	488
Stock options exercised	—	—	3,000	—	27	—	—	27
Balances, June 30, 2021	125	$125	53,972,386	$6,747	$1,009,182	$795,666	$60,080	$1,871,800

	Three Months Ended June 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, March 31, 2020	125	$125	53,754,137	$6,719	$1,000,942	$716,518	$53,656	$1,777,960
Comprehensive income:
Net income	—	—	—	—	—	32,992	—	32,992
Other comprehensive income, net of tax	—	—	—	—	—	—	10,189	10,189
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(14,071)	—	(14,071)
Share-based compensation	—	—	5,259	1	1,212	—	—	1,213
Stock issued under employee benefit plans	—	—	11,511	1	308	—	—	309
Stock issued under dividend reinvestment and stock purchase plan	—	—	15,897	2	433	—	—	435
Stock options exercised	—	—	9,000	1	75	—	—	76
Restricted shares withheld for taxes	—	—	(304)	—	(8)	—	—	(8)
Balances, June 30. 2020	125	$125	53,795,500	$6,724	$1,002,962	$735,439	$63,845	$1,809,095

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2021
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption						(68,040)		(68,040)
Balance January 1, 2021	125	125	53,922,359	6,740	1,005,366	720,538	74,836	1,807,605
Comprehensive income:
Net income	—	—	—	—	—	105,028	—	105,028
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14,756)	(14,756)
Cash dividends on common stock ($.55 per share)	—	—	—	—	—	(29,900)	—	(29,900)
Share-based compensation	—	—	4,660	1	2,397	—	—	2,398
Stock issued under employee benefit plans	—	—	8,114	1	305	—	—	306
Stock issued under dividend reinvestment and stock purchase plan	—	—	20,220	3	928	—	—	931
Stock options exercised	—	—	17,300	2	196	—	—	198
Restricted shares withheld for taxes	—	—	(267)	—	(10)	—	—	(10)
Balances, June 30, 2021	125	$125	53,972,386	$6,747	$1,009,182	$795,666	$60,080	$1,871,800

	Six Months Ended June 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income:
Net income	—	—	—	—	—	67,255	—	67,255
Other comprehensive income, net of tax	—	—	—	—	—	—	35,971	35,971
Cash dividends on common stock ($.52 per share)	—	—	—	—	—	(28,336)	—	(28,336)
Repurchase of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	8,591	1	2,432	—	—	2,433
Stock issued under employee benefit plans	—	—	11,511	1	308	—	—	309
Stock issued under dividend reinvestment and stock purchase plan	—	—	31,607	4	859	—	—	863
Stock options exercised	—	—	10,050	1	82	—	—	83
Restricted shares withheld for taxes	—	—	(304)	—	(8)	—	—	(8)
Balances, June 30. 2020	125	$125	53,795,500	$6,724	$1,002,962	$735,439	$63,845	$1,809,095

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flow From Operating Activities:
Net income	$105,028	$67,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	41,647
Depreciation and amortization	5,442	5,435
Change in deferred taxes	(1,179)	(18,509)
Share-based compensation	2,398	2,433
Loans originated for sale	(275,277)	(322,288)
Proceeds from sales of loans held for sale	271,360	336,583
Gains on sales of loans held for sale	(10,699)	(6,159)
Gains on sales of securities available for sale	(3,560)	(7,680)
Increase in cash surrender of life insurance	(2,394)	(2,591)
Gains on life insurance benefits	(147)	(95)
Change in interest receivable	(225)	(8,162)
Change in interest payable	(358)	(1,167)
Other adjustments	4,728	27,998
Net cash provided by operating activities	95,117	114,700
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(46,558)	(261,758)
Purchases of:
Securities available for sale	(647,206)	(341,116)
Securities held to maturity	(618,068)	(221,711)
Proceeds from sales of securities available for sale	72,657	167,390
Proceeds from maturities of:
Securities available for sale	151,419	135,398
Securities held to maturity	122,397	127,380
Net change in loans	46,880	(840,804)
Net cash and cash equivalents paid in acquisition	(2,933)	—
Proceeds from the sale of other real estate owned	530	592
Proceeds from life insurance benefits	824	177
Proceeds from mortgage portfolio loan sale	76,067	—
Other adjustments	(4,484)	(5,190)
Net cash used in investing activities	(848,475)	(1,239,642)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	936,290	1,419,771
Certificates of deposit and other time deposits	(94,500)	(293,739)
Borrowings	8,737	467,056
Repayment of borrowings	(94,004)	(332,595)
Cash dividends on common stock	(29,900)	(28,336)
Stock issued under employee benefit plans	306	309
Stock issued under dividend reinvestment and stock purchase plans	931	863
Stock options exercised	198	83
Repurchase of common stock	—	(55,912)
Net cash provided by financing activities	728,058	1,177,500
Net Change in Cash and Cash Equivalents	(25,300)	52,558
Cash and Cash Equivalents, January 1	192,896	177,201
Cash and Cash Equivalents, June 30	$167,596	$229,759
Additional cash flow information:
Interest paid	$18,757	$43,331
Income tax paid (refunded)	16,810	(300)
Loans transferred to other real estate owned	64	761
Fixed assets transferred to other real estate owned	6,282	262
Non-cash investing activities using trade date accounting	104,552	13,115
ROU assets obtained in exchange for new operating lease liabilities	1,432	1,398

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$4,041	$—
Cash paid in acquisition	(3,225)	—
Liabilities assumed	$816	$—

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2020, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments. The uncertainties related to the coronavirus disease 2019 ("COVID-19") could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

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

Allowance for credit losses on investment securities held to maturity ("ACL - Investments") – the ACL - Investments is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the ACL - Investments when deemed uncollectible. Adjustments to the ACL - Investments are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on held to maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) the financial condition of the issuer, (3) historical loss rates for given bond ratings, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have generally not been significant. Furthermore, as of June 30, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

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

Allowance for Credit Losses - Loans ("ACL - Loans") - the ACL - Loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL- Loans are reported in the income statement as a component of provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in NOTE 4. LOANS AND ALLOWANCE of these Notes to Consolidated Condensed Financial Statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which the Corporation operates), disrupted supply chains, and created significant volatility and disruption in financial markets. The outbreak resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. As a result of the shelter in place mandates in effect beginning early in the second quarter of 2020, commercial activity throughout our geographic footprint, as well as nationally, have decreased significantly during 2020 and 2021. These containment measures led to increased unemployment and negatively impacted consumer and business spending. Although the vaccination rate in the U.S. continues to increase and most states have reopened, commercial activity has not yet returned to the levels existing prior to the outbreak of the pandemic. Moreover, certain states and localities have recently experienced significant increases in the number of individuals diagnosed with COVID-19 as variant strains of the virus have spread, which may further complicate efforts of the medical community and federal, state and local governments to respond to the pandemic.

The continued impact of COVID-19 on the Corporation will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities. Additional information may emerge regarding new developments with COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic are also unknown. As a result of COVID-19 and the actions taken to contain it or reduce its impact, we may continue to experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Our commercial and consumer customers are experiencing varying degrees of financial distress, which is expected to continue throughout 2021, especially if positive cases increase and economic shutdowns continue or are reinstated. These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that included direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established the Paycheck Protection Program (“PPP”), a lending program administered by the Small Business Administration (“SBA”) that was intended to incentivize participants to retain their employees by providing them with loans that are fully guaranteed by the U.S. government and subject to forgiveness if program guidelines are met. The CARES Act and the PPP were further amended throughout 2020 in order to provide additional funding and to extend the two-year maturity for PPP loans to five years. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”), which amended the CARES Act to, among other things, provide additional funding for the PPP and extend the program through March 31, 2021. Under the American Rescue Plan Act of 2021 and the PPP Extension Act of 2021, which were both enacted during March 2021, additional funds were provided for the program and the deadline for applying for PPP loans was extended through May 31, 2021 (with the SBA given until June 30, 2021 to process loan applications). The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of June 30, 2021, the Corporation had $415.8 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2020 balance of $667.1 million. The Bank anticipates that the majority of its remaining PPP loans will also be forgiven by the SBA in accordance with the terms of the program.

Guidance on Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by the Bank’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The CAA, as described above, extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. Details of the Corporation's modifications are included in the "LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 2
ACQUISITION

Hoosier Trust Company

On April 1, 2021, the Bank acquired 100 percent of Hoosier Trust Company ("Hoosier") through a merger of Hoosier with and into the Bank. The consideration paid to shareholders of Hoosier at closing was $3,225,000 in cash. Prior to the acquisition, Hoosier was an Indiana corporate trust company, headquartered in Indianapolis, Indiana, with approximately $290 million in assets under management. Hoosier’s sole office is now being operated by the Bank as a limited service trust office.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair value on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change based on the timing of the transaction, the purchase price for the Hoosier acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and cash equivalents	$292
Other assets	35
Other liabilities	(816)
Net tangible assets acquired	(489)
Customer relationship intangible	2,247
Goodwill	1,467
Purchase price	$3,225

Of the total purchase price, $2,247,000 was allocated to a customer relationship intangible, which will be amortized over its estimated life of 10 years. The remaining purchase price was allocated to goodwill, which is deductible for tax purposes. Pro forma financial information of the Hoosier acquisition is not included in these disclosures as it is deemed immaterial.

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of June 30, 2021 and December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2021
U.S. Treasury	$1,000	$—	$—	$1,000
U.S. Government-sponsored agency securities	11,502	39	—	11,541
State and municipal	1,365,211	87,152	518	1,451,845
U.S. Government-sponsored mortgage-backed securities	952,720	12,937	7,371	958,286
Corporate obligations	4,031	197	—	4,228
Total available for sale	$2,334,464	$100,325	$7,889	$2,426,900

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$2,380	$50	$—	$2,430
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	632,267	22,505	103	654,669
Corporate obligations	4,031	104	—	4,135
Total available for sale	$1,807,389	$112,079	$349	$1,919,119

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of June 30, 2021 and December 31, 2020.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2021
U.S. Government-sponsored agency securities	$60,677	$—	$60,677	$1	$715	$59,963
State and municipal	863,426	245	863,181	31,276	977	893,725
U.S. Government-sponsored mortgage-backed securities	796,056	—	796,056	12,164	2,561	805,659
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,721,659	$245	$1,721,414	$43,441	$4,253	$1,760,847

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	$31,087	$—	$31,087	$10	$113	$30,984
State and municipal	619,927	—	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	575,154	—	575,154	17,889	107	592,936
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,227,668	$—	$1,227,668	$52,877	$252	$1,280,293

Accrued interest on investment securities available for sale and held to maturity of $22.9 million are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of June 30, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at June 30, 2021, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$54,753	$60,677	$115,430
Aa1	131,246	—	131,246
Aa2	136,008	—	136,008
Aa3	96,915	—	96,915
A1	66,549	—	66,549
A2	18,962	—	18,962
A3	1,065	—	1,065
Baa2	527	—	527
Non-rated	357,401	797,556	1,154,957
Total	$863,426	$858,233	$1,721,659

The following table details activity in the allowance for credit losses on investment securities held to maturity during the six months ended June 30, 2021.

State and municipal
Allowance for Credit Losses:
Balance, December 31, 2020	$—
Impact of adopting ASC 326	245
Provision for credit loss	—
Securities charged off	—
Recoveries on securities	—
Balance, June 30, 2021	$245

The following tables summarize, as of June 30, 2021 and December 31, 2020, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at June 30, 2021
State and municipal	$63,102	$518	$—	$—	$63,102	$518
U.S. Government-sponsored mortgage-backed securities	460,616	7,371	—	—	460,616	7,371
Total investment securities available for sale	$523,718	$7,889	$—	$—	$523,718	$7,889

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2020
State and municipal	$5,368	$246	$—	$—	$5,368	$246
U.S. Government-sponsored mortgage-backed securities	9,651	103	—	—	9,651	103
Total investment securities available for sale	$15,019	$349	$—	$—	$15,019	$349

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investment securities available for sale are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2021	December 31, 2020
Investments available for sale reported at less than historical cost:
Historical cost	$531,607	$15,368
Fair value	523,718	15,019
Gross unrealized losses	$7,889	$349
Percent of the Corporation's investments available for sale	21.6%	0.8%

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

U.S. Government-Sponsored Mortgage-Backed Securities
The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. At June 30, 2021, the mortgage-backed securities portfolio contains unrealized losses of $7.4 million on forty-five securities in the available for sale portfolio. All these securities are issued by a government-sponsored entity.

State and Municipal Securities, U.S. Government-Sponsored Agency Securities and Corporate Obligation Securities
The unrealized losses on the Corporation's investments in securities of state and political subdivisions, U.S. Government-Sponsored Agency securities and corporate obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. At June 30, 2021, the state and municipal securities portfolio contains unrealized losses of $518,000 on fifty-one securities in the available for sale portfolio.
The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2021 and December 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2021
Due in one year or less	$1,060	$1,067	$8,405	$8,461
Due after one through five years	8,850	9,176	23,079	24,351
Due after five through ten years	90,059	95,333	147,663	152,770
Due after ten years	1,281,775	1,363,038	746,456	769,606
	1,381,744	1,468,614	925,603	955,188
U.S. Government-sponsored mortgage-backed securities	952,720	958,286	796,056	805,659
Total investment securities	$2,334,464	$2,426,900	$1,721,659	$1,760,847

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2020
Due in one year or less	$1,349	$1,353	$9,712	$9,755
Due after one through five years	5,545	5,764	22,241	23,190
Due after five through ten years	70,777	75,223	115,408	121,333
Due after ten years	1,097,451	1,182,110	505,153	533,079
	1,175,122	1,264,450	652,514	687,357
U.S. Government-sponsored mortgage-backed securities	632,267	654,669	575,154	592,936
Total investment securities	$1,807,389	$1,919,119	$1,227,668	$1,280,293

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities with a carrying value of approximately $877.1 million and $890.0 million were pledged at June 30, 2021 and December 31, 2020, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $139.3 million at June 30, 2021 and $167.3 million at
December 31, 2020.

Gross gains on the sales and redemptions of investment securities available for sale for the three and six months ended June 30, 2021 and 2020 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales and redemptions of investment securities available for sale:
Gross gains	$1,822	$3,068	$3,898	$7,680
Gross losses	61	—	338	—
Net gains on sales and redemptions of investment securities available for sale	$1,761	$3,068	$3,560	$7,680

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at June 30, 2021 and December 31, 2020, were $18.6 million and $4.0 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2021	December 31, 2020

Commercial and industrial loans	$2,671,076	$2,776,699
Agricultural land, production and other loans to farmers	235,020	281,884
Real estate loans:
Construction	491,200	484,723
Commercial real estate, non-owner occupied	2,263,497	2,220,949
Commercial real estate, owner occupied	953,501	958,501
Residential	1,127,442	1,234,741
Home equity	489,997	508,259
Individuals' loans for household and other personal expenditures	130,819	129,479
Public finance and other commercial loans	758,698	647,939
Loans	$9,121,250	$9,243,174

As of June 30, 2021, the Corporation had $415.8 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2020 balance of $667.1 million. PPP loans are included in the commercial and industrial loan class. Additional details of the PPP are included in The CARES Act and the Paycheck Protection Program sections of the "COVID-19 UPDATE" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below. Commercial and industrial loan balances as of June 30, 2021 with an origination year of 2021 and 2020 include PPP loans of $302.0 million and $113.8 million, respectively.

	Term Loans (amortized cost basis by origination year)
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$705,017	$680,616	$220,134	$88,941	$35,001	$61,402	$764,492	$—	$2,555,603
Special Mention	8,826	31,372	963	1,214	2,315	2,299	17,494	—	64,483
Substandard	2,496	3,140	6,148	647	345	861	37,353	—	50,990
Total Commercial and industrial loans	$716,339	$715,128	$227,245	$90,802	$37,661	$64,562	$819,339	$—	$2,671,076
Agricultural land, production and other loans to farmers
Pass	29,307	53,177	24,414	10,441	7,291	43,426	50,668	—	218,724
Special Mention	132	1,561	186	480	—	392	1,572	—	4,323
Substandard	719	1,893	137	1,732	402	3,479	3,611	—	11,973
Total Agricultural land, production and other loans to farmers	$30,158	$56,631	$24,737	$12,653	$7,693	$47,297	$55,851	$—	$235,020
Real estate loans:
Construction
Pass	87,073	190,362	140,397	49,429	3,031	2,788	17,622		490,702
Special Mention	—	367	—	—	—	—	40	—	407
Substandard	—	28	—	62	—	1	—	—	91
Total Construction	$87,073	$190,757	$140,397	$49,491	$3,031	$2,789	$17,662	$—	$491,200
Commercial real estate, non-owner occupied
Pass	320,351	829,716	276,030	181,489	134,569	177,499	28,768	—	1,948,422
Special Mention	53,576	161,095	—	10,333	—	10,098	1,250	—	236,352
Substandard	5,997	39,117	23,676	2,130	7,503	300	—	—	78,723
Total Commercial real estate, non-owner occupied	$379,924	$1,029,928	$299,706	$193,952	$142,072	$187,897	$30,018	$—	$2,263,497
Commercial real estate, owner occupied
Pass	154,390	444,147	110,496	48,809	53,093	75,210	35,589	—	921,734
Special Mention	562	5,813	2,570	1,626	2,208	1,748	157	—	14,684
Substandard	954	11,567	—	53	2,734	1,775	—	—	17,083
Total Commercial real estate, owner occupied	$155,906	$461,527	$113,066	$50,488	$58,035	$78,733	$35,746	$—	$953,501
Residential
Pass	162,624	411,016	124,377	86,116	67,041	258,010	3,919	34	1,113,137
Special Mention	282	1,322	219	657	60	1,152	—	—	3,692
Substandard	1,434	3,248	107	1,392	203	4,140	89	—	10,613
Total Residential	$164,340	$415,586	$124,703	$88,165	$67,304	$263,302	$4,008	$34	$1,127,442
Home equity
Pass	24,144	20,741	2,313	2,530	1,605	4,689	430,070	171	486,263
Special Mention	—	—	—	9	—	59	1,888	—	1,956
Substandard	488	—	—	10	98	178	1,004	—	1,778
Total Home Equity	$24,632	$20,741	$2,313	$2,549	$1,703	$4,926	$432,962	$171	$489,997
Individuals' loans for household and other personal expenditures
Pass	31,102	34,212	20,548	15,707	3,433	6,358	17,855	—	129,215
Special Mention	5	223	188	40	16	25	1,107	—	1,604
Substandard	—	—	—	—	—	—	—	—	—
Total Individuals' loans for household and other personal expenditures	$31,107	$34,435	$20,736	$15,747	$3,449	$6,383	$18,962	$—	$130,819
Public finance and other commercial loans
Pass	172,554	189,090	101,518	39,675	108,677	133,286	13,898	—	758,698
Total Public finance and other commercial loans	$172,554	$189,090	$101,518	$39,675	$108,677	$133,286	$13,898	$—	$758,698
Loans	$1,762,033	$3,113,823	$1,054,421	$543,522	$429,625	$789,175	$1,428,446	$205	$9,121,250

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

Total past due loans equaled $68.4 million as of June 30, 2021, a $4.4 million decrease from the total of $72.8 million for December 31, 2020. At June 30, 2021, 30-59 Days Past Due loans totaled $13.0 million, a decrease of $6.6 million from December 31, 2020. The primary decreases were in commercial real estate, both non-owner occupied and owner occupied segments, and in home equity loans. The overall balances in the 60-89 and 90 plus Days Past Due categories remained relatively level with the December 31, 2020 balances. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	June 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,658,952	$6,336	$4,590	$1,198	$2,671,076	$—
Agricultural land, production and other loans to farmers	234,432	—	—	588	235,020	—
Real estate loans:
Construction	491,200	—	—	—	491,200	—
Commercial real estate, non-owner occupied	2,221,577	39	5,364	36,517	2,263,497	—
Commercial real estate, owner occupied	949,949	2,127	—	1,425	953,501	—
Residential	1,121,721	2,276	347	3,098	1,127,442	183
Home equity	487,075	832	1,125	965	489,997	—
Individuals' loans for household and other personal expenditures	129,214	1,397	208	—	130,819	—
Public finance and other commercial loans	758,698	—	—	—	758,698	—
Loans	$9,052,818	$13,007	$11,634	$43,791	$9,121,250	$183

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,761,473	$5,866	$6,571	$2,789	$2,776,699	$594
Agricultural land, production and other loans to farmers	280,615	146	226	897	281,884	—
Real estate loans:
Construction	484,706	—	17	—	484,723	—
Commercial real estate, non-owner occupied	2,184,681	2,525	2,109	31,634	2,220,949	—
Commercial real estate, owner occupied	951,561	4,854	180	1,906	958,501	—
Residential	1,226,779	3,269	1,429	3,264	1,234,741	133
Home equity	503,596	2,644	559	1,460	508,259	19
Individuals' loans for household and other personal expenditures	129,049	334	96	—	129,479	—
Public finance and other commercial loans	647,939	—	—	—	647,939	—
Loans	$9,170,399	$19,638	$11,187	$41,950	$9,243,174	$746

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	June 30, 2021		December 31, 2020
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans
Commercial and industrial loans	$1,467	$781	$2,329
Agricultural land, production and other loans to farmers	682	562	1,012
Real estate loans:
Construction	1	—	123
Commercial real estate, non-owner occupied	45,437	28,179	46,316
Commercial real estate, owner occupied	2,133	926	3,040
Residential	5,552	816	6,517
Home equity	2,248	—	2,095
Individuals' loans for household and other personal expenditures	36	—	39
Loans	$57,556	$31,264	$61,471

There was no interest income recognized on non-accrual loans for the three and six months ended June 30, 2021 and 2020, respectively.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

	June 30, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$2,106	$2,106	$727
Agricultural land, production and other loans to farmers	562	—	300	862	117
Real estate loans:
Commercial real estate, non-owner occupied	47,834	—	—	47,834	4,943
Commercial real estate, owner occupied	2,942	—	—	2,942	238
Residential	—	2,981	—	2,981	334
Home equity	—	408	—	408	67
Individuals' loans for household and other personal expenditures	—	—	1	1	—
Loans	$51,338	$3,389	$2,407	$57,134	$6,426

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As detailed in NOTE 1. GENERAL of these Notes to Consolidated Condensed Financial Statements, the Bank's banking regulators issued guidance in March 2020 encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act had further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. In accordance with that guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The Consolidated Appropriations Act, 2021 extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. Details of the Corporation's modifications are included in the "LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the three months and six months ended June 30, 2021 and 2020, respectively.

		Three Months Ended June 30, 2021
	Pre- Modification Recorded Balance	Term Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial real estate, owner occupied	$21	$—	$21	$21	1
Residential	66	66	—	66	2
Total	$87	$66	$21	$87	3

		Three Months Ended June 30, 2020
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$654	$654	$—	$—	$654	3
Agricultural land, production and other loans to farmers	458	458	—	—	458	1
Real estate loans:
Commercial real estate, owner occupied	107	107	—	—	107	1
Residential	300	—	112	225	337	6
Total	$1,519	$1,219	$112	$225	$1,556	11

		Six Months Ended June 30, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$348	$348	$—	$—	$348	2
Real estate loans:
Commercial real estate, owner occupied	21	—	—	21	21	1
Residential	691	449	126	118	693	9
Total	$1,060	$797	$126	$139	$1,062	12

		Six Months Ended June 30, 2020
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$654	$654	$—	$—	$654	3
Agricultural land, production and other loans to farmers	458	458	—	—	458	1
Real estate loans:
Commercial real estate, owner occupied	107	107	—	—	107	1
Residential	300	—	112	225	337	6
Total	$1,519	$1,219	$112	$225	$1,556	11

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans secured by 1- 4 family residential real estate made up 76 percent of the post-modification balances of the troubled debt restructured loans that occurred during the three months ending June 30, 2021 and 65 percent for the six months ending June 30, 2021.

The following tables summarize troubled debt restructures that occurred during the twelve months ended June 30, 2021 and 2020, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	2	$163	2	$163
Real estate loans:
Residential	2	195	2	195
Total	4	$358	4	$358

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$268	1	$268
Total	1	$268	1	$268

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

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit loss. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.2 million and $492,000 at June 30, 2021 and June 30, 2020, respectively.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, March 31, 2021	$65,722	$70,861	$20,182	$44,317	$201,082
Provision for credit losses	(1,898)	2,842	(3,106)	2,162	—
Recoveries on loans	152	33	1	226	412
Loans charged off	(295)	(1,035)	—	(389)	(1,719)
Balances, June 30, 2021	$63,681	$72,701	$17,077	$46,316	$199,775

	Six Months Ended June 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications	—	(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	(2,830)	1,141	(2,011)	—	—	3,700	—
Recoveries on loans	340	197	1	—	—	568	1,106
Loans charged off	(968)	(4,348)	(2)	—	—	(716)	(6,034)
Balances, June 30, 2021	$63,681	$72,701	$17,077	$—	$—	$46,316	$199,775

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and six months ended June 30, 2020:

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below shows the Corporation’s allowance for loan losses under the incurred loss model and loan portfolio by loan segment as of December 31, 2020.

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

Financial instruments with off-balance sheet risk were as follows:

	June 30, 2021	December 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$3,884,912	$3,443,514
Standby letters of credit	$32,505	$29,555

The adoption of the CECL methodology for measuring credit losses, as discussed more fully in the Allowance for Credit Loss on Loans section of this Note, and in NOTE 1. GENERAL of these Notes to Consolidated Condensed Financial Statements, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $20.5 million. This reserve level remains appropriate and is reported in Other Liabilities as of June 30, 2021 in the CONSOLIDATED CONDENSED BALANCE SHEETS.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

Three Months Ended June 30, 2021
Balances, March 31, 2021	$20,500
Provision for credit losses	—
Balances, June 30, 2021	$20,500

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Hoosier acquisition on April, 1, 2021 resulted in $1,467,000 of goodwill. Details regarding the Hoosier acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements.

	2021	2020
Balance, January 1	$543,918	$543,918
Goodwill acquired	1,467	—
Balance, June 30	$545,385	$543,918

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 6

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The Hoosier acquisition on April 1, 2021 resulted in a customer relationship intangible of $2,247,000. Details regarding the Hoosier acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements. The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	June 30, 2021	December 31, 2020
Gross carrying amount	$102,396	$102,396
Other intangibles acquired	2,247	—
Accumulated amortization	(76,242)	(73,421)
Total core deposit and other intangibles	$28,401	$28,975

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of ten years. Intangible asset amortization expense for the three and six months ended June 30, 2021 was $1.5 million and $2.8 million, respectively, compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively. Estimated future amortization expense is summarized as follows:

Amortization Expense
2021	$2,927
2022	5,402
2023	5,145
2024	4,510
2025	3,754
After 2025	6,663
$28,401

NOTE 7

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2021 and December 31, 2020, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2021, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advances. Finally, the remaining $24.0 million of interest rate swaps were used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2021 and 2020, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $1.0 million from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2021 and December 31, 2020, the notional amount of customer-facing swaps was approximately $1.0 billion and $985.0 million, respectively.  These amounts are offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of June 30, 2021, and December 31, 2020.

	Asset Derivatives				Liability Derivatives
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$1,464	Other Liabilities	$2,018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$51,845	Other Assets	$74,335	Other Liabilities	$51,845	Other Liabilities	$74,335

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Rate Products	$(16)	$(145)	$42	$(1,459)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2021 and 2020.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Interest rate contracts	Interest Expense	$(260)	$(231)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest rate contracts	Interest Expense	$(513)	$(357)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2021, the termination value of derivatives in a net liability position related to these agreements was $47.8 million. As of June 30, 2021, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $62.8 million. While the Corporation did not breach any of these provisions as of June 30, 2021, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

NOTE 8

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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2021, and December 31, 2020.

		Fair Value Measurements Using:
June 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$1,000	$—	$1,000	$—
U.S. Government-sponsored agency securities	11,541	—	11,541	—
State and municipal	1,451,845	—	1,446,085	5,760
U.S. Government-sponsored mortgage-backed securities	958,286	—	958,282	4
Corporate obligations	4,228	—	4,197	31
Interest rate swap asset	51,845	—	51,845	—
Interest rate swap liability	53,309	—	53,309	—

		Fair Value Measurements Using:
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$2,430	$—	$2,430	$—
State and municipal	1,257,885	—	1,255,441	2,444
U.S. Government-sponsored mortgage-backed securities	654,669	—	654,665	4
Corporate obligations	4,135	—	4,104	31
Interest rate swap asset	74,335	—	74,335	—
Interest rate swap liability	76,353	—	76,353	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2021 or December 31, 2020.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2021 and 2020.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance at beginning of the period	$2,146	$2,528	$2,479	$2,892
Included in other comprehensive income	412	(30)	353	(50)
Purchases, issuances and settlements	3,241	—	3,241	—
Principal payments	(4)	2	(278)	(342)
Ending balance	$5,795	$2,500	$5,795	$2,500

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and six months ended June 30, 2021 and 2020.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for June 30, 2021, and December 31, 2020.

		Fair Value Measurements Using
June 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$43,292	$—	$—	$43,292
Other real estate owned	167	—	—	167

		Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$37,250	$—	$—	$37,250
Other real estate owned	544	—	—	544

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2021 and December 31, 2020.

June 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,760	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB--
			Discount rate	.75% - 4%
			Weighted-average coupon	4%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Collateral dependent loans	$43,292	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	3%

Other real estate owned	$167	Appraisals	Discount to reflect current market conditions	0% - 72%
			Weighted-average discount of other real estate owned balance	39%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,444	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	1.50% - 4%
			Weighted-average coupon	4%

Corporate obligations and U.S Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$37,250	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	6%

Other real estate owned	$544	Appraisals	Discount to reflect current market conditions	0% - 30%
			Weighted-average discount of other real estate owned balance	26%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021, and December 31, 2020.

		June 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$167,596	$167,596	$—	$—
Interest-bearing deposits	438,863	438,863	—	—
Investment securities available for sale	2,426,900	—	2,421,105	5,795
Investment securities held to maturity	1,721,414	—	1,745,282	15,565
Loans held for sale	18,582	—	18,582	—
Loans, net	8,921,475	—	—	8,976,919
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	51,845	—	51,845	—
Interest receivable	54,173	—	54,173	—
Liabilities:
Deposits	$12,203,400	$11,419,155	$782,802	$—
Borrowings:
Securities sold under repurchase agreements	146,904	—	146,900	—
Federal Home Loan Bank advances	334,243	—	340,783	—
Subordinated debentures and other borrowings	118,498	—	107,751	—
Interest rate swap liability	53,309	—	53,309	—
Interest payable	2,929	—	2,929	—

		December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$192,896	$192,896	$—	$—
Interest-bearing deposits	392,305	392,305	—	—
Investment securities available for sale	1,919,119	—	1,916,640	2,479
Investment securities held to maturity	1,227,668	—	1,260,815	19,478
Loans held for sale	3,966	—	3,966	—
Loans, net	9,112,526	—	—	9,191,628
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	74,335	—	74,335	—
Interest receivable	53,948	—	53,948	—
Liabilities:
Deposits	$11,361,610	$10,482,865	$878,257	$—
Borrowings:
Securities sold under repurchase agreements	177,102	—	177,097	—
Federal Home Loan Bank advances	389,430	—	399,991	—
Subordinated debentures and other borrowings	118,380	—	108,439	—
Interest rate swap liability	76,353	—	76,353	—
Interest payable	3,287	—	3,287	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2021 and December 31, 2020 were:

	June 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$145,249	$800	$—	$855	$146,904

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$175,449	$—	$1,653	$—	$177,102

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2021 and 2020:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income (loss) before reclassifications	(12,382)	33	—	(12,349)
Amounts reclassified from accumulated other comprehensive income	(2,812)	405	—	(2,407)
Period change	(15,194)	438	—	(14,756)
Balance at June 30, 2021	$72,794	$(1,156)	$(11,558)	$60,080

Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income (loss) before reclassifications	42,909	(1,153)	—	41,756
Amounts reclassified from accumulated other comprehensive income	(6,067)	282	—	(5,785)
Period change	36,842	(871)	—	35,971
Balance at June 30, 2020	$75,714	$(2,012)	$(9,857)	$63,845

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2021 and 2020.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,761	$3,068	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(370)	(644)	Income tax expense
	$1,391	$2,424

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(260)	$(231)	Interest expense - subordinated debentures and term loans
Related income tax benefit	55	49	Income tax expense
	$(205)	$(182)

Total reclassifications for the period, net of tax	$1,186	$2,242

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$3,560	$7,680	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(748)	(1,613)	Income tax expense
	$2,812	$6,067

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(513)	$(357)	Interest expense - subordinated debentures and term loans
Related income tax benefit	108	75	Income tax expense
	$(405)	$(282)

Total reclassifications for the period, net of tax	$2,407	$5,785

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 3. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.
(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

NOTE 11

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2021 was $1,208,000 and $2,398,000, respectively, compared to $1,214,000 and $2,433,000, respectively, for the three and six months ended June 30, 2020. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the six months ended June 30, 2021, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock and ESPP Options
Pre-tax compensation expense	$40	$12	$115	$53
Income tax expense (benefit)	(20)	(29)	(92)	(29)
Stock and ESPP option expense, net of income taxes	$20	$(17)	$23	$24
Restricted Stock Awards
Pre-tax compensation expense	$1,168	$1,202	$2,283	$2,380
Income tax expense (benefit)	(246)	(236)	(483)	(493)
Restricted stock awards expense, net of income taxes	$922	$966	$1,800	$1,887
Total Share-Based Compensation
Pre-tax compensation expense	$1,208	$1,214	$2,398	$2,433
Income tax expense (benefit)	(266)	(265)	(575)	(522)
Total share-based compensation expense, net of income taxes	$942	$949	$1,823	$1,911

As of June 30, 2021, unrecognized compensation expense related to RSAs was $7.5 million and is expected to be recognized over a weighted-average period of 1.79 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2021.

Stock option activity under the Corporation's stock option plans as of June 30, 2021 and changes during the six months ended June 30, 2021, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	45,800	$15.00
Exercised	(17,300)	$11.46
Outstanding June 30, 2021	28,500	$17.14	2.00	$699,060
Vested and Expected to Vest at June 30, 2021	28,500	$17.14	2.00	$699,060
Exercisable at June 30, 2021	28,500	$17.14	2.00	$699,060

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2021.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $559,000 and $197,000, respectively. Cash receipts of stock options exercised during this same period were $198,000 and $83,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2021	357,883	$36.30
Granted	77,216	$42.52
Vested	(4,660)	$42.14
Forfeited	(5,050)	$36.56
Unvested RSAs at June 30, 2021	425,389	$37.36

The grant date fair value of ESPP options was estimated to be approximately $40,000 at the beginning of the April 1, 2021 quarterly offering period. The ESPP options vested during the three months ending June 30, 2021, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2021.

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$13,830	$7,899	$26,098	$15,827
Tax-exempt interest income	(3,893)	(3,199)	(7,599)	(6,221)
Share-based compensation	(13)	(6)	(72)	(6)
Tax-exempt earnings and gains on life insurance	(253)	(278)	(534)	(564)
Tax credits	(77)	(89)	(150)	(150)
CARES Act - NOL carryback rate differential	—	—	—	(1,178)
State Income Tax	872	164	1,574	250
Other	(172)	132	(71)	155
Actual Tax Expense	$10,294	$4,623	$19,246	$8,113

Effective Tax Rate	15.6%	12.3%	15.5%	10.8%

NOTE 13
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

The following table reconciles basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$55,559	53,956,296	$1.03	$32,992	53,762,913	$0.62
Effect of potentially dilutive stock options and restricted stock awards		228,128			179,654
Diluted net income per share	$55,559	54,184,424	$1.03	$32,992	53,942,567	$0.62

	Six Months Ended June 30,
	2021			2020
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$105,028	53,943,248	$1.95	$67,255	54,247,493	$1.24
Effect of potentially dilutive stock options and restricted stock awards		216,084			182,026
Diluted net income per share	$105,028	54,159,332	$1.94	$67,255	54,429,519	$1.24

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

For the three and six months ended June 30, 2021 and 2020, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 14
GENERAL LITIGATION AND REGULATORY EXAMINATIONS

See Item 1. LEGAL PROCEEDINGS in Part II of this Form 10-Q for information relating to certain pending litigation. There are no other pending legal proceedings, other than litigation incidental to the ordinary business of the Corporation or its subsidiaries, of a material nature to which the Corporation or its subsidiaries is a party or of which any of their properties are subject. The Corporation is also subject to periodic examinations by various regulatory agencies. It is the general opinion of management that the disposition or ultimate resolution of any such routine litigation or regulatory examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Corporation.

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

We believe there have been no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. Certain accounting policies were revised and certain accounting policy elections were implemented, related to the adoption of CECL.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment securities available for sale depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell. See NOTE 1. GENERAL, NOTE 3. INVESTMENT SECURITIES and NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q for details of the accounting policy changes related to the adoption of CECL.
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on NASDAQ’s Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank (the “Bank”), which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 109 banking locations in Indiana, Illinois, Ohio and Michigan. In addition to its traditional branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

COVID-19 UPDATE

The COVID-19 pandemic continued to impact the Corporation’s operations during the three and six months ended June 30, 2021. With certain states and localities having recently experienced significant increases in the number of individuals diagnosed with COVID-19 as variant strains of the virus have spread, uncertainty remains about the ultimate duration of the pandemic and the timing and strength of the economic recovery. As the pandemic has evolved, we have continued to support our customers by providing assistance to those affected by the pandemic, including by working with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19 and by originating loans under the Paycheck Protection Program (“PPP”).

The CARES Act and the Paycheck Protection Program
As previously reported, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020, establishing the PPP, a lending program administered by the Small Business Administration (“SBA”) that was intended to incentivize small businesses, eligible nonprofits and certain others to retain their employees by providing them with loans that are fully guaranteed by the U.S. government and subject to forgiveness if program guidelines are met. The ability of borrowers to apply for loans under the PPP ended on May 31, 2021, with the SBA having until June 30, 2021 to process loan applications.

The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of June 30, 2021, the Bank had over 3,200 PPP loans representing $415.8 million, which is net of $12.3 million of deferred processing fee income and costs. The weighted-average deferred processing fee on PPP loans was approximately 3.99 percent and is recognized over the term of the loan. As of June 30, 2021, $595.7 million of the Bank’s PPP loans had been forgiven by the SBA. The Bank anticipates that the majority of its remaining PPP loans will also be forgiven by the SBA in accordance with the terms of the program. If a loan is forgiven by the SBA or paid off by the borrower prior to maturity, any unamortized portion of the fee will be recognized immediately. During the three and six months ended June 30, 2021, the Corporation recognized interest income on PPP loans of $1.6 million and $3.2 million, respectively, compared to $1.8 million for both the three and six months ended June 30, 2020. Additionally, PPP loan related deferred processing fee income of $8.2 million and $15.7 million was recorded during the three and six month ended June 30, 2021, respectively, compared to $2.9 million for both the three and six months ended June 30, 2020. PPP deferred processing fee income is recorded as a yield adjustment.

Loan Modifications and Troubled Debt Restructures
As previously reported, the Bank's banking regulators issued guidance in March 2020 encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act had further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. In accordance with that guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. With the enactment of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”), the CARES Act was amended to, among other things, extend the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. As of June 30, 2021, $40.3 million in loan balances remained in deferral. Details of the modifications are included in the "LOAN QUALITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The Corporation reported second quarter 2021 net income of $55.6 million, compared to $33.0 million during the second quarter of 2020. Diluted earnings per share for the second quarter 2021 totaled $1.03 per share, compared to $0.62 per diluted share during the same period in 2020. Year-to-date net income totaled $105.0 million, compared to $67.3 million during the same period in 2020. Diluted earnings per share for the six months ended June 30, 2021 was $1.94 per share, compared to $1.24 per share during the same period in 2020.

As of June 30, 2021, total assets equaled $14.9 billion, an increase of $855.9 million, or 6.1 percent, from December 31, 2020. A portion of the excess liquidity created from deposit growth resulted in an increase in the Corporation's investment in interest-bearing deposits of $46.6 million compared to December 31, 2020. This increase was offset by a decrease in cash and cash equivalents when compared to December 31, 2020 of $25.3 million.

The Corporation's total loan portfolio decreased $107.3 million from December 31, 2020. As of June 30, 2021, PPP loans, which are included in the commercial and industrial loans class, totaled $415.8 million, a decrease of $251.3 million from the December 31, 2020 balance of $667.1 million. Other loan classes that experienced the largest decreases from December 31, 2020 were residential real estate and agricultural land, production and other loans to farmers. The largest loan classes that experienced an increase from December 31, 2020 were public finance and other commercial loans and commercial real estate, non-owner occupied. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total investment securities increased $1.0 billion from December 31, 2020 as the excess liquidity from deposit growth was used to invest in the bond portfolio. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation’s allowance for credit losses - loans totaled $199.8 million as of June 30, 2021 and equaled 2.19 percent of total loans. The Corporation adopted the current expected credit losses ("CECL") model for calculating the allowance for credit losses on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. The impact of the adoption was an increase to the Allowance for Credit Losses - Loans of $74.1 million. Additional details of the Allowance methodology are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation did not recognize any provision expense during the three and six months ended June 30, 2021, compared to provision expense of $21.9 million and $41.6 million, respectively, during the same periods of the prior year. The provision expense taken during the three and six months ended June 30, 2020 reflected the Corporation's view of increased credit risk related to the COVID-19 pandemic. Net charge-offs in the second quarter of 2021 were $1.3 million, compared to net charge-offs of $230,000 during the same period of 2020. Net charge-offs in the six months ended June 30, 2021 were $4.9 million, compared to net charge-offs of $812,000 during the same period of 2020. Non-accrual loans totaled $57.6 million, a decrease of $3.9 million from December 31, 2020, resulting in a coverage ratio of 347.1 percent. Additional details of the Corporation's credit quality are discussed within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's net tax asset, deferred and receivable increased $24.6 million from December 31, 2020. As a result of the CECL adoption on January 1, 2021, the cumulative effect of adoption resulted in a deferred tax asset of $22.0 million. Additionally, the decrease in unrealized gains on available for sale investment securities resulted in a $4.0 million decline in the deferred tax liability. Both, the increase in deferred tax asset from CECL adoption and the decrease in deferred tax liability related to unrealized gains on available for sale investment securities, increase the net deferred tax asset.

The Corporation previously announced a banking delivery transformation strategy, which included the consolidation of seventeen banking centers across its footprint by April 30, 2021. As those consolidations finalized in the second quarter of 2021, the fair value of the closed banking centers of $4.5 million was moved from premises and equipment to assets held for sale (recorded in other assets) while they are marketed for sale.

The Corporation's other assets decreased $10.3 million from December 31, 2020. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts decreased $22.5 million and $23.0 million, respectively, from December 31, 2020. The decreases in valuations are due to higher yield curve rates across the entire term point spectrum. The higher interest rates are the result of more directional certainty as to the outcome of COVID, fiscal stimulus and the demand for goods and services from it.

As of June 30, 2021, total deposits equaled $12.2 billion, an increase of $841.8 million from December 31, 2020. The Corporation experienced increases from December 31, 2020 in demand and savings accounts of $440.5 million and $495.8 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $77.0 million and $17.5 million, respectively, from December 31, 2020. The low interest rate environment has resulted in customers moving funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Total borrowings decreased $85.3 million as of June 30, 2021, compared to December 31, 2020. Federal Home Loan Bank advances decreased $55.2 million compared to December 31, 2020 as the Corporation utilized excess liquidity from deposit growth to pay off maturing advances. Additionally, securities sold under repurchase agreements decreased by $30.2 million.

The Corporation's other liabilities as of June 30, 2021 increased $103.6 million compared to December 31, 2020. As part of the CECL adoption on January 1, 2021, the Corporation recorded a $20.5 million allowance for credit losses on off-balance sheet credit exposures as a liability account representing expected credit losses over the contractual period for which the Corporation is exposed to credit risk resulting from a contractual obligation to extend credit. The Corporation also accrued $110.7 million of trade date accounting related to investment securities purchases as of June 30, 2021, of which, the accrual was $6.2 million as of December 31, 2020. Additionally, as noted above, the derivative hedge liability decreased $23.0 million from December 31, 2020.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 79 percent of revenues for the six months ended June 30, 2021. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

Net interest margin, on a tax equivalent basis, increased 3 basis points to 3.22 percent for three months ended June 30, 2021 compared to 3.19 percent for the same period in 2020. Average earning assets for the three months ended June 30, 2021 increased $1.4 billion compared to the same period in 2020, and was primarily attributable to an increase in investment securities and loans of $1.1 billion and $101.9 million, respectively. Since the beginning of the PPP in April 2020, the Bank has originated over $1.2 billion of PPP loans, which averaged $620.5 million in the second quarter of 2021. The increase in the investment securities portfolio was the result of excess liquidity generated from growth in deposits being used to invest in the bond portfolio.

In the second quarter of 2021, FTE asset yields decreased 23 basis points compared to the same period in 2020. This decrease was primarily a result of the decline in the Investment Portfolio yield of 31 basis points compared to the same period in 2020. The PPP loans originated were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $8.2 million during the second quarter of 2021, which is included in interest income.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $2.5 million, which accounted for 7 basis points of net interest margin in the second quarter of 2021. Comparatively, the Corporation recognized $3.7 million of accretion income for the second quarter of 2020, or 12 basis points of net interest margin.

Interest costs decreased 33 basis points, which mitigated the decrease in asset yields and resulted in a 10 basis point FTE increase in net interest spread as compared to the same period in 2020. Interest costs have decreased as management aggressively moved deposit rates down. Interest-bearing deposits and borrowing costs for the three months ended June 30, 2021 were 0.24 percent and 1.98 percent, respectively, compared to 0.59 percent and 1.55 percent, respectively, during the same period in 2020.

Net interest margin, on a tax equivalent basis, decreased 9 basis points to 3.23 percent for six months ended June 30, 2021 compared to 3.32 percent for the same period in 2020. Average earning assets for the six months ended June 30, 2021 increased $1.6 billion compared to the same period in 2020, and was primarily attributable to an increase in investment securities and loans of $922.1 million and $406.0 million, respectively. PPP loans averaged $638.6 million in 2021. The increase in the investment securities portfolio was the result of excess liquidity generated from growth in deposits being used to invest in the bond portfolio.

In the six months ended June 30, 2021, FTE asset yields decreased 53 basis points compared to the same period in 2020. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19, and the decline in one-month LIBOR from June 30, 2020 to June 30, 2021 of 6 basis points. Additionally, the yield of the Investment Portfolio decreased 32 basis points compared to the same period in 2020. The PPP loans originated were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $15.7 million during the six months ended June 30, 2021, which is included in interest income.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $4.3 million, which accounted for 7 basis points of net interest margin in the six months ended June 30, 2021. Comparatively, the Corporation recognized $7.2 million of accretion income for the six months ended June 30, 2020, or 12 basis points of net interest margin.

Interest costs decreased 55 basis points, which mitigated the decrease in asset yields and resulted in a 2 basis point FTE increase in net interest spread as compared to the same period in 2020. Interest costs have decreased as management aggressively moved deposit rates down as wholesale funding rates declined. Interest-bearing deposits and borrowing costs for the six months ended June 30, 2021 of 0.25 percent and 1.93 percent, respectively, decreased from 0.82 percent and 1.86 percent, respectively, during the same period in 2020.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended June 30, 2021, and 2020.

(Dollars in Thousands)	Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$545,752	$129	0.09%	$378,489	$134	0.14%
Federal Home Loan Bank stock	28,736	88	1.22	28,736	281	3.91
Investment Securities: (1)
Taxable	1,732,367	7,440	1.72	1,282,080	6,147	1.92
Tax-Exempt (2)	1,969,577	16,546	3.36	1,317,527	12,682	3.85
Total Investment Securities	3,701,944	23,986	2.59	2,599,607	18,829	2.90
Loans held for sale	25,039	237	3.79	12,630	131	4.15
Loans: (3)
Commercial	6,953,227	70,886	4.08	6,890,010	69,463	4.03
Real Estate Mortgage	912,662	9,488	4.16	887,257	10,122	4.56
Installment	659,515	6,391	3.88	724,165	7,596	4.20
Tax-Exempt (2)	732,081	7,019	3.84	666,548	6,784	4.07
Total Loans	9,282,524	94,021	4.05	9,180,610	94,096	4.10
Total Earning Assets	13,558,956	118,224	3.49%	12,187,442	113,340	3.72%
Net unrealized gain on securities available for sale	44,250			56,807
Allowance for credit losses	(201,051)			(106,858)
Cash and cash equivalents	171,489			303,491
Premises and equipment	107,369			113,528
Other assets	1,077,584			1,100,912
Total Assets	$14,758,597			$13,655,322
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$4,745,181	$3,560	0.30%	$3,951,819	$4,186	0.42%
Money market deposits	2,337,143	796	0.14	1,673,104	1,696	0.41
Savings deposits	1,740,233	462	0.11	1,521,312	596	0.16
Certificates and other time deposits	812,370	1,005	0.49	1,498,002	6,229	1.66
Total Interest-bearing Deposits	9,634,927	5,823	0.24	8,644,237	12,707	0.59
Borrowings	644,702	3,188	1.98	909,258	3,527	1.55
Total Interest-bearing Liabilities	10,279,629	9,011	0.35	9,553,495	16,234	0.68
Noninterest-bearing deposits	2,490,226			2,145,672
Other liabilities	142,705			160,646
Total Liabilities	12,912,560			11,859,813
Stockholders' Equity	1,846,037			1,795,509
Total Liabilities and Stockholders' Equity	$14,758,597	9,011		$13,655,322	16,234
Net Interest Income (FTE)		$109,213			$97,106
Net Interest Spread (FTE) (4)			3.14%			3.04%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.49%			3.72%
Interest Expense / Average Earning Assets			0.27%			0.53%
Net Interest Margin (FTE) (5)			3.22%			3.19%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2021 and 2020. These totals equal $4,949 and $4,088 for the three months ended June 30, 2021 and 2020, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$493,791	$243	0.10%	$269,174	$709	0.53%
Federal Home Loan Bank stock	28,736	266	1.85	28,736	580	4.04
Investment Securities: (1)
Taxable	1,613,847	14,135	1.75	1,325,313	13,778	2.08
Tax-Exempt (2)	1,896,643	32,223	3.40	1,263,122	24,499	3.88
Total Investment Securities	3,510,490	46,358	2.64	2,588,435	38,277	2.96
Loans held for sale	20,572	393	3.82	14,924	324	4.34
Loans: (3)
Commercial	6,915,234	140,060	4.05	6,562,673	146,415	4.46
Real Estate Mortgage	943,830	18,774	3.98	878,956	20,524	4.67
Installment	666,870	12,880	3.86	741,889	16,701	4.50
Tax-Exempt (2)	713,094	13,777	3.86	655,149	13,511	4.12
Total Loans	9,259,600	185,884	4.01	8,853,591	197,475	4.46
Total Earning Assets	13,292,617	232,751	3.51%	11,739,936	237,041	4.04%
Net unrealized gain on securities available for sale	49,922			52,732
Allowance for loan losses	(202,693)			(94,009)
Cash and cash equivalents	168,647			231,624
Premises and equipment	109,170			113,670
Other assets	1,085,424			1,070,327
Total Assets	$14,503,087			$13,114,280
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$4,681,439	$7,269	0.31%	$3,770,530	$12,461	0.66%
Money market deposits	2,212,425	1,631	0.15	1,604,474	5,479	0.68
Savings deposits	1,700,601	938	0.11	1,473,183	2,424	0.33
Certificates and other time deposits	835,722	2,185	0.52	1,582,322	14,091	1.78
Total Interest-bearing Deposits	9,430,187	12,023	0.25	8,430,509	34,455	0.82
Borrowings	659,826	6,376	1.93	828,721	7,709	1.86
Total Interest-bearing Liabilities	10,090,013	18,399	0.36	9,259,230	42,164	0.91
Noninterest-bearing deposits	2,417,888			1,907,582
Other liabilities	151,936			141,505
Total Liabilities	12,659,837			11,308,317
Stockholders' Equity	1,843,250			1,805,963
Total Liabilities and Stockholders' Equity	$14,503,087	18,399		$13,114,280	42,164
Net Interest Income (FTE)		$214,352			$194,877
Net Interest Spread (FTE) (4)			3.15%			3.13%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.51%			4.04%
Interest Expense / Average Earning Assets			0.28%			0.72%
Net Interest Margin (FTE) (5)			3.23%			3.32%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2021 and 2020. These totals equal $9,660 and $7,982 for the six months ended June 30, 2021 and 2020, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income totaled $30.9 million for the quarter ended June 30, 2021, a $4.4 million, or 16.6 percent increase from the second quarter of 2020. Net gains and fees on sales of loans totaled $8.3 million during the quarter, a $4.7 million increase over the same period last year. Strong organic activity was enhanced by a $76.1 million portfolio mortgage loan sale that contributed a gain of $2.9 million during the quarter. Additionally, fiduciary and wealth management fees increased $1.9 million and service charges on deposit accounts increased $1.3 million when compared to the same period in 2020.

These increases were partially reduced by the impact on card payment fees of the Durbin Amendment adoption on July 1, 2020, which drove a $1.9 million decrease in fees in the comparable period. Finally, net realized gains on the sales of available for sale securities decreased $1.3 million in the second quarter of 2021 when compared to the same period in 2020.

During the first six months of 2021, non-interest income totaled $55.0 million, a $1.3 million, or 2.3 percent decrease when compared to the same period in 2020. The largest decrease was in net realized gains on the sales of available for sale securities, which declined by $4.1 during the comparable period. Additionally, the Durbin Amendment adoption resulted in a decrease in card payment fees of $3.5 million and the interest rate environment resulted in derivative hedge fees being $1.7 million lower in the first six months of 2021 when compared to the same period in 2020.

These decreases were partially offset by an increases in net gains and fees on sales of loans and fiduciary and wealth management fees of $5.3 million and $2.3 million, respectively, when compared to the same period in 2020.
NON-INTEREST EXPENSE

Non-interest expense totaled $69.3 million for the second quarter of 2021, a $9.3 million, or 15.5 percent increase from the second quarter of 2020. Non-interest expenses in the second quarter of 2020 were unusually low and reflected a $2.3 million deferral of salary expense related to PPP loan originations, a $1.1 million reduction in bonus accruals and a $1.6 million decrease in processing fees related to the termination of a debit card rewards program. In addition to the unusually low expenses noted in 2020, salary and incentive expenses increased in the second quarter of 2021 based upon current year financial results.

During the first six months of 2021, non-interest expense totaled $135.4 million, a $9.2 million, or 7.3 percent increase when compared to the same period in 2020. The largest contributing factor to the current year increase is the unusually low second quarter of 2020 expenses noted above. Salaries and employee benefits increased by $6.3 million in the first six months of 2021 when compared to the same period in 2020. In addition to the $3.4 million noted above from lower 2020 expenses, the remaining increase of $2.9 million was primarily due to higher salary and incentive expenses in the first six months of 2021 when compared to the same period in 2020.

INCOME TAXES

Income tax expense for the second quarter of 2021 was $10,294,000 on pre-tax net income of $65,853,000.  For the same period in 2020, income tax expense was $4,623,000 on pre-tax net income of $37,615,000. The effective income tax rates for the second quarter of 2021 and 2020 were 15.6 percent and 12.3 percent, respectively.

Income tax expense for the six months ended June 30, 2021 was $19,246,000 on pre-tax net income of $124,274,000. For the same period in 2020, income tax expense was $8,113,000 on pre-tax net income of $75,368,000. The effective income tax rates for the six months ended June 30, 2021 and 2020 were 15.5 percent and 10.8 percent, respectively.

The lower effective income tax rate for the comparative periods ended June 30, 2020 was driven by two factors. First, an abnormally high level of loan provision expense as a result of the economic impact of the COVID-19 pandemic reduced taxable income, and when coupled with an increase in tax-exempt income, the benefit of non-taxable income increased. Secondly, the CARES Act provided for the carryback of certain federal net operating losses to a prior period with a rate differential between the 2020 statutory rate of 21 percent and the rate in effect during the carryback year.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
CAPITAL

Stockholders' Equity
The Corporation adopted the current expected credit losses ("CECL") model for calculating the allowance for credit losses on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, of $68.0 million. See additional details of the Corporation's CECL adoption in NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. The Corporation has not made any repurchases under the January 2021 program as of June 30, 2021.

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

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2021, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of June 30, 2021 and December 31, 2020 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,531,522	14.23%	$1,129,766	10.50%	N/A	N/A
First Merchants Bank	1,430,762	13.25	1,133,449	10.50	$1,079,475	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,330,832	12.37%	$914,572	8.50%	N/A	N/A
First Merchants Bank	1,294,639	11.99	917,554	8.50	$863,580	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,284,345	11.94%	$753,177	7.00%	N/A	N/A
First Merchants Bank	1,294,639	11.99	755,633	7.00	$701,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,330,832	9.35%	$569,254	4.00%	N/A	N/A
First Merchants Bank	1,294,639	9.11	568,398	4.00	$710,497	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,475,551	14.36%	$1,079,015	10.50%	N/A	N/A
First Merchants Bank	1,412,805	13.70	1,082,430	10.50	$1,030,886	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,282,070	12.48%	$873,488	8.50%	N/A	N/A
First Merchants Bank	1,283,922	12.45	876,253	8.50	$824,708	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,235,702	12.02%	$719,343	7.00%	N/A	N/A
First Merchants Bank	1,283,922	12.45	721,620	7.00	$670,076	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,282,070	9.57%	$536,123	4.00%	N/A	N/A
First Merchants Bank	1,283,922	9.59	535,279	4.00	$669,098	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At June 30, 2021, risk-weighted assets included $415.8 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At June 30, 2021 and December 31, 2020, the Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans. Access to funds under the PPPL Facility terminated on July 30, 2021, at which time the Corporation also had no outstanding balance.

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

	June 30, 2021		December 31, 2020
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,871,800	$1,884,207	$1,875,645	$1,926,269
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(60,080)	(62,659)	(74,836)	(77,687)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,487	—	46,368	—
Less: Disallowed Goodwill and Intangible Assets	(566,412)	(565,965)	(564,982)	(564,535)
Add: Modified CECL Transition Amount	40,314	40,314	—	—
Less: Disallowed Deferred Tax Assets	(1,152)	(1,133)	—	—
Total Tier 1 Capital (Regulatory)	1,330,832	1,294,639	1,282,070	1,283,922
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	135,690	136,123	128,481	128,883
Total Risk-Based Capital (Regulatory)	$1,531,522	$1,430,762	$1,475,551	$1,412,805

Net Risk-Weighted Assets (Regulatory)	$10,759,672	$10,794,750	$10,276,333	$10,308,855
Average Assets (Regulatory)	$14,231,347	$14,209,945	$13,403,065	$13,381,969

Total Risk-Based Capital Ratio (Regulatory)	14.23%	13.25%	14.36%	13.70%
Tier 1 Capital to Risk-Weighted Assets	12.37%	11.99%	12.48%	12.45%
Tier 1 Capital to Average Assets	9.35%	9.11%	9.57%	9.59%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,330,832	$1,294,639	$1,282,070	$1,283,922
Less: Qualified Capital Securities	(46,487)	—	(46,368)	—
CET1 Capital (Regulatory)	$1,284,345	$1,294,639	$1,235,702	$1,283,922

Net Risk-Weighted Assets (Regulatory)	$10,759,672	$10,794,750	$10,276,333	$10,308,855
CET1 Capital Ratio (Regulatory)	11.94%	11.99%	12.02%	12.45%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.04 percent at June 30, 2021, and 9.65 percent at December 31, 2020.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Total Stockholders' Equity (GAAP)	$1,871,800	$1,875,645
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(573,786)	(572,893)
Tangible common equity (non-GAAP)	$1,297,889	$1,302,627
Total assets (GAAP)	$14,923,097	$14,067,210
Less: Intangible assets (GAAP)	(573,786)	(572,893)
Tangible assets (non-GAAP)	$14,349,311	$13,494,317
Stockholders' Equity to Assets (GAAP)	12.54%	13.33%
Tangible common equity to tangible assets (non-GAAP)	9.04%	9.65%

Tangible common equity (non-GAAP)	$1,297,889	$1,302,627
Plus: Tax Benefit of intangibles (non-GAAP)	5,432	5,989
Tangible common equity, net of tax (non-GAAP)	$1,303,321	$1,308,616
Common Stock outstanding	53,972	53,922
Book Value (GAAP)	$34.68	$34.78
Tangible book value - common (non-GAAP)	$24.15	$24.27

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Average goodwill (GAAP)	$546,793	$543,919	$545,364	$543,919
Average core deposit intangible (GAAP)	27,921	32,876	28,172	33,606
Average deferred tax on CDI (GAAP)	(5,607)	(6,815)	(5,741)	(6,972)
Intangible adjustment (non-GAAP)	$569,107	$569,980	$567,795	$570,553
Average stockholders' equity (GAAP)	$1,846,037	$1,795,509	$1,843,250	$1,805,963
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(569,107)	(569,980)	(567,795)	(570,553)
Average tangible capital (non-GAAP)	$1,276,805	$1,225,404	$1,275,330	$1,235,285
Average assets (GAAP)	$14,758,597	$13,655,322	$14,503,087	$13,114,280
Intangible adjustment (non-GAAP)	(569,107)	(569,980)	(567,795)	(570,553)
Average tangible assets (non-GAAP)	$14,189,490	$13,085,342	$13,935,292	$12,543,727
Net income available to common stockholders (GAAP)	$55,559	$32,991	$105,028	$67,255
CDI amortization, net of tax (GAAP)	1,156	1,194	2,228	2,390
Tangible net income available to common stockholders (non-GAAP)	$56,715	$34,185	$107,256	$69,645
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$1.03	$0.61	$1.94	$1.24
Diluted tangible net income available to common stockholders (non-GAAP)	$1.05	$0.63	$1.98	$1.28
Ratios:
Return on average GAAP capital (ROE)	12.04%	7.35%	11.40%	7.45%
Return on average tangible capital	17.77%	11.16%	16.82%	11.28%
Return on average assets (ROA)	1.51%	0.97%	1.45%	1.03%
Return on average tangible assets	1.60%	1.04%	1.54%	1.11%

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

At June 30, 2021, non-performing loans totaled $58.2 million, a decrease of $6.5 million from December 31, 2020. Loans not accruing interest income totaled $57.6 million at June 30, 2021, a decrease of $3.9 million from December 31, 2020. The decrease in non-accrual loans was primarily attributed to partial charge-offs related to two loans, both of which are in the senior living sector with remaining balances, net of specific reserves, totaling $23.4 million.

Other real estate owned and repossessions, totaling $601,000 at June 30, 2021, decreased $339,000 from December 31, 2020. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

According to applicable accounting guidance, loans that no longer exhibit similar risk characteristics are evaluated individually to determine if there is a need for a specific reserve. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated. The determination for individual evaluation is made based on current information or events that may suggest it is probable that not all amounts due of principal and interest, according to the contractual terms of the loan agreement, will be substantially collected.

The Corporation's non-performing assets plus accruing loans 90 days or more delinquent and individually evaluated loans are presented in the table below.

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Non-Performing Assets:
Non-accrual loans	$57,556	$61,471
Renegotiated loans	629	3,240
Non-performing loans (NPL)	58,185	64,711
OREO and Repossessions	601	940
Non-performing assets (NPA)	58,786	65,651
Loans 90-days or more delinquent and still accruing	183	746
NPAs and loans 90-days or more delinquent	$58,969	$66,397

The non-accrual balances in the table above include troubled debt loan restructures totaling $1.4 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$1,467	$2,923
Agricultural land, production and other loans to farmers	682	1,012
Real estate loans:
Construction	313	435
Commercial real estate, non-owner occupied	45,533	47,548
Commercial real estate, owner occupied	2,154	3,040
Residential	6,536	9,034
Home equity	2,248	2,350
Individuals' loans for household and other personal expenditures	36	55
Non-performing assets and loans 90-days or more delinquent:	$58,969	$66,397

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 22, 2020, a statement was issued by the Bank’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised on April 7, 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The CAA, as described above, extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until the earlier of January 1, 2022, or 60 days after the termination of the national emergency. The following table summarizes modifications in deferment for the periods indicated.

	June 30, 2021		December 31, 2020
	Recorded Balance	Number of Loans	Recorded Balance		Number of Loans
Commercial and industrial loans	$16,716	6	18,143		14
Agricultural land, production and other loans to farmers	—	—	10,724		2
Real estate loans:
Construction	—	—	21,131		5
Commercial real estate, non-owner occupied	22,239	6	65,139		10
Commercial real estate, owner occupied	138	1	2,428		6
Residential	1,047	10	1,733		20
Home equity	30	1	154		4
Individuals' loans for household and other personal expenditures	125	9	893		26
Total	$40,295	33	120,345	120,345	87

Of the loans still in deferment at June 30, 2021, $19.4 million, or 48 percent of the balance, which were included in commercial real estate, non-owner occupied, were in the hotel industry. Of the remaining loans, $15.0 million, or 37 percent of the balance, are related to three loans in the entertainment industry. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and financial condition could be adversely affected in the event the quality of its loan portfolio declines. Deterioration in the economic environment including residential and commercial real estate values may result in increased levels of loan delinquencies and credit losses.

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

The Corporation’s total loan balance decreased $107.3 million from December 31, 2020 to $9.1 billion at June 30, 2021. PPP loans accounted for $415.8 million of the total loan balance at June 30, 2021. At June 30, 2021, the allowance for credit losses totaled $199.8 million, which represents an increase of $69.1 million from December 31, 2020. The allowance increase was primarily due to the day one cumulative effect adjustment related to the adoption of CECL of $74.1 million, offset by net charge-offs during the six months ended June 30, 2021 of $4.9 million. As a percentage of loans, the allowance for credit losses was 2.19 percent at June 30, 2021 compared to 1.41 percent at December 31, 2020. The allowance for credit losses as a percentage of total loans less PPP loans was 2.29 percent as of June 30, 2021. As of June 30, 2021, $595.7 million of the Bank’s PPP loans had been forgiven by the SBA. The Bank anticipates that the majority of its remaining PPP loans will also be forgiven by the SBA in accordance with the terms of the program.

There was no provision for credit losses for the three and six months ended June 30, 2021 compared to $21.9 million and $41.7 million, respectively, for the same period of 2020. The provision for the first two quarters of 2020 reflected an increase in the reserve related to the estimated impact of the emerging COVID-19 pandemic on the economy and on the credit quality of our loan portfolio. The Corporation adopted CECL effective January 1, 2021 and recorded a day one cumulative effect adjustment which increased the Allowance for Credit Losses for Loans to $204.7 million. Net charge-offs in 2021 lowered the allowance to $199.8 million as of June 30, 2021. The Corporation deems this estimate for loan portfolio credit exposure as appropriate, thus there was no provision expense in the first and second quarter of 2021.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs totaling $1.3 million and $4.9 million, respectively, were recognized for the three and six months ended June 30, 2021. Comparatively, net charge-offs totaled $230,000 and $812,000, respectively, for the same periods in 2020. For the three months ended June 30, 2021, there was one individual charge-off greater than $500,000 that totaled $515,000. For the six months ended June 30, 2021, there were three individual charge-offs greater than $500,000 that totaled $4.3 million. For the three and six months ended June 30, 2020, there were not any individual charge-offs or recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2021 and 2020 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Net charge-offs (Recoveries):
Commercial and industrial loans	$120	$31	$604	$160
Agricultural land, production and other loans to farmers	23	(38)	24	5
Real estate loans:
Construction	(1)	—	1	(37)
Commercial real estate, non-owner occupied	984	(80)	3,495	(61)
Commercial real estate, owner occupied	18	14	656	97
Residential	(71)	38	1	31
Home equity	208	175	43	320
Individuals' loans for household and other personal expenditures	26	90	104	297
Total net charge-offs	$1,307	$230	$4,928	$812

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.4 billion at June 30, 2021, an increase of $507.8 million, or 26.5 percent, from December 31, 2020.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $8.4 million at June 30, 2021. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source.  At June 30, 2021, total borrowings from the FHLB were $334.2 million The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2021 was $762.8 million.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required payments related to operating leases and borrowings at June 30, 2021 are as follows:

(Dollars in Thousands)	Remaining 2021	2022	2023	2024	2025	2026 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$1,890	$3,674	$3,270	$3,159	$2,906	$7,768	$—	$22,667
Securities sold under repurchase agreements	146,904	—	—	—	—	—	—	146,904
Federal Home Loan Bank advances	48	75,097	115,097	10,097	25,097	108,807	—	334,243
Subordinated debentures and other borrowings	—	—	—	—	—	122,012	(3,514)	118,498
Total	$148,842	$78,771	$118,367	$13,256	$28,003	$238,587	$(3,514)	$622,312

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

Summarized credit-related financial instruments at June 30, 2021 are as follows:

(Dollars in Thousands)	June 30, 2021
Amounts of commitments:
Loan commitments to extend credit	$3,884,912
Standby and commercial letters of credit	32,505
$3,917,417

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2021, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2021 and December 31, 2020, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many drivers are at or near historical lows due to the FOMC's rate reductions in March 2020 in response to COVID-19.

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2021 and December 31, 2020. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2021	December 31, 2020
Rising 200 basis points from base case	2.9%	5.9%
Falling 100 basis points from base case	(0.2)%	0.7%
EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2021 and December 31, 2020. Earning assets increased by $940.8 million during the six months ended June 30, 2021.

Total investment securities increased $1.0 billion from December 31, 2020 as excess liquidity from deposit growth was used to invest in the bond portfolio. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Loans and loans held for sale decreased $107.3 million from December 31, 2020. As of June 30, 2021, PPP loans, which are included in the commercial and industrial loans class, totaled $415.8 million, a decrease of $251.3 million from the December 31, 2020 balance of $667.1 million. Other loan classes that experienced the largest decreases from December 31, 2020 were residential real estate and agricultural land, production and other loans to farmers. The largest loan classes that experienced an increase from December 31, 2020 were public finance and other commercial loans and commercial real estate, non-owner occupied. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Interest-bearing deposits	$438,863	$392,305
Investment securities available for sale	2,426,900	1,919,119
Investment securities held to maturity, net of allowance for credit losses of $245,000 as of June 30, 2021	1,721,414	1,227,668
Loans held for sale	18,582	3,966
Loans	9,121,250	9,243,174
Federal Home Loan Bank stock	28,736	28,736
Total	$13,755,745	$12,814,968

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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)
ITEM 1.  LEGAL PROCEEDINGS

On June 24, 2021, the Bank was named in a putative class action lawsuit filed in a Circuit Court in Delaware County, Indiana challenging the Bank’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff includes restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also seeks to have the case certified by the Court as a class action on behalf of all persons who are checking account holders at the Bank and who were assessed overdraft fees on certain debit card transactions. The Corporation believes the plaintiff’s claims are unfounded and intends to defend against them. At this stage of the litigation, it is not possible for the Corporation’s management to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

There are no other pending legal proceedings, other than litigation incidental to the ordinary business of the Corporation or its subsidiaries, of a material nature to which the Corporation or its subsidiaries is a party or of which any of their properties are subject. Further, there are no material legal proceedings in which any director, officer, principal shareholder, or affiliate of the Corporation, or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
April, 2021	—	$—	—	3,333,000
May, 2021	—	$—	—	3,333,000
June, 2021	—	$—	—	3,333,000

(1) On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time.

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

First Merchants Corporation
(Registrant)

August 9, 2021	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

August 9, 2021	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)