Form 10-Q
period 2021-09-30
FIRST MERCHANTS CORP
filed 2021-11-03
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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

As of October 29, 2021, there were 53,917,147 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$169,261	$192,896
Interest-bearing deposits	369,447	392,305
Investment securities available for sale	2,374,578	1,919,119
Investment securities held to maturity, net of allowance for credit losses of $245 and $0 (fair value of $2,086,555 and $1,280,293)	2,070,938	1,227,668
Loans held for sale	5,990	3,966
Loans	9,041,576	9,243,174
Less: Allowance for credit losses - loans [1]	(199,972)	(130,648)
Net loans	8,841,604	9,112,526
Premises and equipment	104,814	111,062
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	53,079	53,948
Goodwill	545,385	543,918
Other intangibles	26,938	28,975
Cash surrender value of life insurance	291,825	292,745
Other real estate owned	698	940
Tax asset, deferred and receivable	39,504	12,340
Other assets	137,928	146,066
TOTAL ASSETS	$15,060,725	$14,067,210
LIABILITIES
Deposits:
Noninterest-bearing	$2,554,323	$2,298,138
Interest-bearing	9,794,366	9,063,472
Total Deposits	12,348,689	11,361,610
Borrowings:
Securities sold under repurchase agreements	183,589	177,102
Federal Home Loan Bank advances	334,149	389,430
Subordinated debentures and other borrowings	118,558	118,380
Total Borrowings	636,296	684,912
Interest payable	3,736	3,287
Other liabilities	203,914	141,756
Total Liabilities	13,192,635	12,191,565
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,510,745 and 53,922,359 shares	6,689	6,740
Additional paid-in capital	988,659	1,005,366
Retained earnings	832,728	788,578
Accumulated other comprehensive income	39,889	74,836
Total Stockholders' Equity	1,868,090	1,875,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,060,725	$14,067,210

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

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans receivable:
Taxable	$85,319	$84,162	$257,426	$268,126
Tax exempt	5,591	5,395	16,475	16,069
Investment securities:
Taxable	7,788	5,399	21,923	19,177
Tax exempt	14,464	10,931	39,920	30,285
Deposits with financial institutions	218	90	461	799
Federal Home Loan Bank stock	168	248	434	828
Total Interest Income	113,548	106,225	336,639	335,284
INTEREST EXPENSE
Deposits	5,707	9,776	17,730	44,231
Federal funds purchased	—	5	4	118
Securities sold under repurchase agreements	77	83	239	527
Federal Home Loan Bank advances	1,389	1,749	4,283	5,317
Subordinated debentures and other borrowings	1,660	1,691	4,976	5,275
Total Interest Expense	8,833	13,304	27,232	55,468
NET INTEREST INCOME	104,715	92,921	309,407	279,816
Provision for credit losses - loans	—	12,544	—	54,191
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	104,715	80,377	309,407	225,625
OTHER INCOME
Service charges on deposit accounts	6,249	5,209	17,109	15,491
Fiduciary and wealth management fees	7,352	5,910	21,284	17,496
Card payment fees	4,156	3,996	12,682	16,000
Net gains and fees on sales of loans	3,955	5,841	16,266	12,878
Derivative hedge fees	1,028	1,715	2,288	4,696
Other customer fees	393	372	1,129	1,103
Increase in cash surrender value of life insurance	1,198	1,170	3,592	3,761
Gains on life insurance benefits	1,270	1	1,417	96
Net realized gains on sales of available for sale securities	1,756	1,817	5,316	9,497
Other income	1,144	132	2,393	1,425
Total Other Income	28,501	26,163	83,476	82,443
OTHER EXPENSES
Salaries and employee benefits	43,314	39,187	124,563	114,128
Net occupancy	5,576	5,855	17,682	17,103
Equipment	4,529	4,956	14,407	13,789
Marketing	1,676	1,311	3,922	4,846
Outside data processing fees	4,794	3,776	13,736	10,593
Printing and office supplies	265	331	861	997
Intangible asset amortization	1,463	1,486	4,284	4,511
FDIC assessments	1,552	1,249	4,381	4,244
Other real estate owned and foreclosure expenses	(91)	717	821	1,906
Professional and other outside services	2,767	2,254	8,286	6,065
Other expenses	5,539	3,587	13,834	12,687
Total Other Expenses	71,384	64,709	206,777	190,869
INCOME BEFORE INCOME TAX	61,832	41,831	186,106	117,199
Income tax expense	9,062	5,621	28,308	13,734
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$52,770	$36,210	$157,798	$103,465
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.98	$0.67	$2.93	$1.91
Diluted Net Income Available to Common Stockholders	$0.98	$0.67	$2.92	$1.91
Cash Dividends Paid	$0.29	$0.26	$0.84	$0.78
Average Diluted Shares Outstanding (in thousands)	53,960	53,971	54,093	54,278

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$52,770	$36,210	$157,798	$103,465
Other comprehensive income (loss):
Unrealized gains/losses on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(24,048)	3,568	(39,721)	57,885
Reclassification adjustment for losses (gains) included in net income	(1,756)	(1,817)	(5,316)	(9,497)
Tax effect	5,419	(367)	9,458	(10,162)
Net of tax	(20,385)	1,384	(35,579)	38,226

Unrealized gain/loss on cash flow hedges:
Unrealized holding gain (loss) arising during the period	(20)	8	22	(1,451)
Reclassification adjustment for losses (gains) included in net income	266	294	779	651
Tax effect	(52)	(63)	(169)	168
Net of tax	194	239	632	(632)
Total other comprehensive income (loss), net of tax	(20,191)	1,623	(34,947)	37,594
Comprehensive income	$32,579	$37,833	$122,851	$141,059

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2021
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balance, June 30, 2021	125	$125	53,972,386	$6,747	$1,009,182	$795,666	$60,080	$1,871,800
Comprehensive income:
Net income	—	—	—	—	—	52,770	—	52,770
Other comprehensive income, net of tax	—	—	—	—	—	—	(20,191)	(20,191)
Cash dividends on common stock ($.29 per share)	—	—	—	—	—	(15,708)	—	(15,708)
Repurchases of common stock	—	—	(529,498)	(66)	(20,741)	—	—	(20,807)
Share-based compensation	—	—	89,600	11	1,206	—	—	1,217
Stock issued under employee benefit plans	—	—	3,892	1	138	—	—	139
Stock issued under dividend reinvestment and stock purchase plan	—	—	12,102	1	473	—	—	474
Restricted shares withheld for taxes	—	—	(37,737)	(5)	(1,599)	—	—	(1,604)
Balances, September 30, 2021	125	$125	53,510,745	$6,689	$988,659	$832,728	$39,889	$1,868,090

	Three Months Ended September 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, June 30, 2020	125	$125	53,795,500	$6,724	$1,002,962	$735,439	$63,845	$1,809,095
Comprehensive income:
Net income	—	—	—	—	—	36,210	—	36,210
Other comprehensive income, net of tax	—	—	—	—	—	—	1,623	1,623
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(14,099)	—	(14,099)
Share-based compensation	—	—	107,929	14	1,121	—	—	1,135
Stock issued under employee benefit plans	—	—	7,128	1	150	—	—	151
Stock issued under dividend reinvestment and stock purchase plan	—	—	17,541	2	428	—	—	430
Restricted shares withheld for taxes	—	—	(36,365)	(5)	(884)	—	—	(889)
Balances, September 30. 2020	125	$125	53,891,733	$6,736	$1,003,777	$757,550	$65,468	$1,833,656

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2021
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption						(68,040)		(68,040)
Balance January 1, 2021	125	125	53,922,359	6,740	1,005,366	720,538	74,836	1,807,605
Comprehensive income:
Net income	—	—	—	—	—	157,798	—	157,798
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34,947)	(34,947)
Cash dividends on common stock ($.84 per share)	—	—	—	—	—	(45,608)	—	(45,608)
Repurchases of common stock	—	—	(529,498)	(66)	(20,741)	—	—	(20,807)
Share-based compensation	—	—	94,260	12	3,603	—	—	3,615
Stock issued under employee benefit plans	—	—	12,006	2	443	—	—	445
Stock issued under dividend reinvestment and stock purchase plan	—	—	32,322	4	1,401	—	—	1,405
Stock options exercised	—	—	17,300	2	196	—	—	198
Restricted shares withheld for taxes	—	—	(38,004)	(5)	(1,609)	—	—	(1,614)
Balances, September 30, 2021	125	$125	53,510,745	$6,689	$988,659	$832,728	$39,889	$1,868,090

	Nine Months Ended September 30, 2020
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income:
Net income	—	—	—	—	—	103,465	—	103,465
Other comprehensive income, net of tax	—	—	—	—	—	—	37,594	37,594
Cash dividends on common stock ($.78 per share)	—	—	—	—	—	(42,435)	—	(42,435)
Repurchase of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	116,520	15	3,553	—	—	3,568
Stock issued under employee benefit plans	—	—	18,639	2	458	—	—	460
Stock issued under dividend reinvestment and stock purchase plan	—	—	49,148	6	1,287	—	—	1,293
Stock options exercised	—	—	10,050	1	82	—	—	83
Restricted shares withheld for taxes	—	—	(36,669)	(5)	(892)	—	—	(897)
Balances, September 30. 2020	125	$125	53,891,733	$6,736	$1,003,777	$757,550	$65,468	$1,833,656

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flow From Operating Activities:
Net income	$157,798	$103,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	54,191
Depreciation and amortization	8,087	8,214
Change in deferred taxes	(703)	(17,015)
Share-based compensation	3,615	3,568
Loans originated for sale	(410,858)	(477,877)
Proceeds from sales of loans held for sale	422,555	494,945
Gains on sales of loans held for sale	(13,721)	(11,214)
Gains on sales of securities available for sale	(5,316)	(9,497)
Increase in cash surrender of life insurance	(3,592)	(3,761)
Gains on life insurance benefits	(1,417)	(96)
Change in interest receivable	869	(4,091)
Change in interest payable	449	(1,716)
Other adjustments	3,761	5,214
Net cash provided by operating activities	161,527	144,330
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	22,858	(155,673)
Purchases of:
Securities available for sale	(807,833)	(355,407)
Securities held to maturity	(1,017,274)	(507,091)
Proceeds from sales of securities available for sale	157,776	206,704
Proceeds from maturities of:
Securities available for sale	216,135	230,673
Securities held to maturity	170,937	201,272
Net change in loans	126,523	(793,033)
Net cash and cash equivalents paid in acquisition	(2,933)	—
Proceeds from the sale of other real estate owned	678	959
Proceeds from life insurance benefits	5,929	520
Proceeds from mortgage portfolio loan sale	76,067	—
Other adjustments	(8,121)	(8,380)
Net cash used in investing activities	(1,059,258)	(1,179,456)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	1,136,017	1,651,095
Certificates of deposit and other time deposits	(148,938)	(584,898)
Borrowings	45,482	563,697
Repayment of borrowings	(94,098)	(510,826)
Cash dividends on common stock	(45,608)	(42,435)
Stock issued under employee benefit plans	445	460
Stock issued under dividend reinvestment and stock purchase plans	1,405	1,293
Stock options exercised	198	83
Repurchase of common stock	(20,807)	(55,912)
Net cash provided by financing activities	874,096	1,022,557
Net Change in Cash and Cash Equivalents	(23,635)	(12,569)
Cash and Cash Equivalents, January 1	192,896	177,201
Cash and Cash Equivalents, September 30	$169,261	$164,632
Additional cash flow information:
Interest paid	$26,783	$57,184
Income tax paid	23,396	32,367
Loans transferred to other real estate owned	292	761
Fixed assets transferred to other real estate owned	6,282	262
Non-cash investing activities using trade date accounting	67,811	66,205
ROU assets obtained in exchange for new operating lease liabilities	2,591	1,406

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$4,041	$—
Cash paid in acquisition	(3,225)	—
Liabilities assumed	$816	$—

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2020, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments. The uncertainties related to the coronavirus disease 2019 ("COVID-19") could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

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

	December 31, 2020	Impact of CECL Adoption	January 1, 2021 Post-CECL Adoption
Assets:
Held to maturity securities	$1,227,668	$(245)	$1,227,423
Loans	9,243,174	4,776	9,247,950
Allowance for credit losses - Loans	(130,648)	(74,055)	(204,703)
Net loans	9,112,526	(69,279)	9,043,247
Tax asset, deferred and receivable	12,340	21,984	34,324

Liabilities:
Allowance for credit losses on unfunded loan commitments	—	20,500	20,500

Stockholder's Equity:
Retained Earnings	788,578	(68,040)	720,538
		$—

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

Allowance for credit losses on investment securities held to maturity ("ACL - Investments") – the ACL - Investments is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the ACL - Investments when deemed uncollectible. Adjustments to the ACL - Investments are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on held to maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) the financial condition of the issuer, (3) historical loss rates for given bond ratings, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have generally not been significant. Furthermore, as of September 30, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that included direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established the Paycheck Protection Program (“PPP”), a lending program administered by the Small Business Administration (“SBA”) that was intended to incentivize participants to retain their employees by providing them with loans that are fully guaranteed by the U.S. government and subject to forgiveness if program guidelines are met. The CARES Act and the PPP were further amended throughout 2020 in order to provide additional funding and to extend the two-year maturity for PPP loans to five years. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”), which amended the CARES Act to, among other things, provide additional funding for the PPP and extend the program through March 31, 2021. Under the American Rescue Plan Act of 2021 and the PPP Extension Act of 2021, which were both enacted during March 2021, additional funds were provided for the program and the deadline for applying for PPP loans was extended through May 31, 2021 (with the SBA given until June 30, 2021 to process loan applications). The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of September 30, 2021, the Corporation had $198.1 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2020 balance of $667.1 million. The Bank anticipates that the majority of its remaining PPP loans will also be forgiven by the SBA in accordance with the terms of the program.

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

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of September 30, 2021 and December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2021
U.S. Treasury	$1,000	$—	$—	$1,000
U.S. Government-sponsored agency securities	11,500	57	—	11,557
State and municipal	1,466,349	72,152	3,946	1,534,555
U.S. Government-sponsored mortgage-backed securities	825,097	10,255	12,215	823,137
Corporate obligations	4,031	298	—	4,329
Total available for sale	$2,307,977	$82,762	$16,161	$2,374,578

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$2,380	$50	$—	$2,430
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	632,267	22,505	103	654,669
Corporate obligations	4,031	104	—	4,135
Total available for sale	$1,807,389	$112,079	$349	$1,919,119

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of September 30, 2021 and December 31, 2020.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2021
U.S. Government-sponsored agency securities	$90,678	$—	$90,678	$86	$840	$89,924
State and municipal	996,247	245	996,002	24,330	9,618	1,010,959
U.S. Government-sponsored mortgage-backed securities	982,758	—	982,758	10,353	8,939	984,172
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$2,071,183	$245	$2,070,938	$34,769	$19,397	$2,086,555

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	$31,087	$—	$31,087	$10	$113	$30,984
State and municipal	619,927	—	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	575,154	—	575,154	17,889	107	592,936
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,227,668	$—	$1,227,668	$52,877	$252	$1,280,293

Accrued interest on investment securities available for sale and held to maturity of $22.8 million are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of September 30, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at September 30, 2021, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$90,991	$60,678	$151,669
Aa1	146,992	—	146,992
Aa2	161,730	—	161,730
Aa3	124,369	—	124,369
A1	88,277	—	88,277
A2	23,103	—	23,103
A3	1,066	—	1,066
Baa2	266	—	266
Non-rated	359,453	1,014,258	1,373,711
Total	$996,247	$1,074,936	$2,071,183

The following table details activity in the allowance for credit losses on investment securities held to maturity during the nine months ended September 30, 2021.

State and municipal
Allowance for Credit Losses:
Balance, December 31, 2020	$—
Impact of adopting ASC 326	245
Provision for credit loss	—
Securities charged off	—
Recoveries on securities	—
Balance, September 30, 2021	$245

The following tables summarize, as of September 30, 2021 and December 31, 2020, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at September 30, 2021
State and municipal	$273,742	$3,938	$501	$8	$274,243	$3,946
U.S. Government-sponsored mortgage-backed securities	525,836	12,215	—	—	525,836	12,215
Total investment securities available for sale	$799,578	$16,153	$501	$8	$800,079	$16,161

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2020
State and municipal	$5,368	$246	$—	$—	$5,368	$246
U.S. Government-sponsored mortgage-backed securities	9,651	103	—	—	9,651	103
Total investment securities available for sale	$15,019	$349	$—	$—	$15,019	$349

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Certain investment securities available for sale are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	September 30, 2021	December 31, 2020
Investments available for sale reported at less than historical cost:
Historical cost	$816,240	$15,368
Fair value	800,079	15,019
Gross unrealized losses	$16,161	$349
Percent of the Corporation's investments available for sale	33.7%	0.8%

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

U.S. Government-Sponsored Mortgage-Backed Securities
The unrealized losses on the Corporation's investment in mortgage-backed securities were a result of interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. At September 30, 2021, the mortgage-backed securities portfolio contains unrealized losses of $12.2 million on forty-nine securities in the available for sale portfolio. All these securities are issued by a government-sponsored entity.

State and Municipal Securities
The unrealized losses on the Corporation's investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. At September 30, 2021, the state and municipal securities portfolio contains unrealized losses of $3.9 million on one hundred seventy-nine securities in the available for sale portfolio.
The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2021 and December 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2021
Due in one year or less	$2,421	$2,428	$8,718	$8,766
Due after one through five years	13,087	14,068	28,789	30,589
Due after five through ten years	100,122	105,457	176,603	180,790
Due after ten years	1,367,250	1,429,488	874,315	882,238
	1,482,880	1,551,441	1,088,425	1,102,383
U.S. Government-sponsored mortgage-backed securities	825,097	823,137	982,758	984,172
Total investment securities	$2,307,977	$2,374,578	$2,071,183	$2,086,555

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2020
Due in one year or less	$1,349	$1,353	$9,712	$9,755
Due after one through five years	5,545	5,764	22,241	23,190
Due after five through ten years	70,777	75,223	115,408	121,333
Due after ten years	1,097,451	1,182,110	505,153	533,079
	1,175,122	1,264,450	652,514	687,357
U.S. Government-sponsored mortgage-backed securities	632,267	654,669	575,154	592,936
Total investment securities	$1,807,389	$1,919,119	$1,227,668	$1,280,293

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities with a carrying value of approximately $946.2 million and $890.0 million were pledged at September 30, 2021 and December 31, 2020, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $176.7 million at September 30, 2021 and $167.3 million at
December 31, 2020.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three and nine months ended September 30, 2021 and 2020 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and redemptions of investment securities available for sale:
Gross gains	$1,915	$1,836	$5,814	$9,516
Gross losses	159	19	498	19
Net gains on sales and redemptions of investment securities available for sale	$1,756	$1,817	$5,316	$9,497

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at September 30, 2021 and December 31, 2020, were $6.0 million and $4.0 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2021	December 31, 2020

Commercial and industrial loans	$2,573,615	$2,776,699
Agricultural land, production and other loans to farmers	240,686	281,884
Real estate loans:
Construction	521,889	484,723
Commercial real estate, non-owner occupied	2,150,387	2,220,949
Commercial real estate, owner occupied	952,441	958,501
Residential	1,154,373	1,234,741
Home equity	531,307	508,259
Individuals' loans for household and other personal expenditures	135,093	129,479
Public finance and other commercial loans	781,785	647,939
Loans	$9,041,576	$9,243,174

As of September 30, 2021, the Corporation had $198.1 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2020 balance of $667.1 million. PPP loans are included in the commercial and industrial loan class. Additional details of the PPP are included in The CARES Act and the Paycheck Protection Program sections of the "COVID-19 UPDATE" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below. Commercial and industrial loan balances as of September 30, 2021 with an origination year of 2021 and 2020 include PPP loans of $182.2 million and $15.9 million, respectively.

	Term Loans (amortized cost basis by origination year)
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$795,366	$458,425	$188,155	$74,791	$24,767	$41,419	$884,233	$—	$2,467,156
Special Mention	10,551	27,059	211	992	2,032	2,026	17,466	—	60,337
Substandard	5,912	2,327	6,058	2,948	480	776	27,621	—	46,122
Total Commercial and industrial loans	$811,829	$487,811	$194,424	$78,731	$27,279	$44,221	$929,320	$—	$2,573,615
Agricultural land, production and other loans to farmers
Pass	37,000	48,740	23,447	9,152	7,451	39,875	63,254	—	228,919
Special Mention	84	1,561	—	—	—	391	274	—	2,310
Substandard	719	538	137	1,798	—	2,925	3,340	—	9,457
Total Agricultural land, production and other loans to farmers	$37,803	$50,839	$23,584	$10,950	$7,451	$43,191	$66,868	$—	$240,686
Real estate loans:
Construction
Pass	132,653	202,455	114,065	31,056	2,229	2,559	15,671		500,688
Special Mention	20,839	275	—	—	—	—	—	—	21,114
Substandard	—	25	—	62	—	—	—	—	87
Total Construction	$153,492	$202,755	$114,065	$31,118	$2,229	$2,559	$15,671	$—	$521,889
Commercial real estate, non-owner occupied
Pass	455,140	740,465	228,864	132,584	127,045	156,901	26,696	—	1,867,695
Special Mention	52,739	172,621	—	98	—	2,698	—	—	228,156
Substandard	19,437	25,983	180	1,169	7,477	290	—	—	54,536
Total Commercial real estate, non-owner occupied	$527,316	$939,069	$229,044	$133,851	$134,522	$159,889	$26,696	$—	$2,150,387
Commercial real estate, owner occupied
Pass	221,409	423,411	99,381	45,467	49,800	58,497	32,468	—	930,433
Special Mention	1,548	6,064	745	1,604	—	1,326	149	—	11,436
Substandard	1,687	4,565	—	53	2,413	1,854	—	—	10,572
Total Commercial real estate, owner occupied	$224,644	$434,040	$100,126	$47,124	$52,213	$61,677	$32,617	$—	$952,441
Residential
Pass	263,658	381,258	115,505	80,009	60,398	235,365	4,306	44	1,140,543
Special Mention	874	1,131	464	27	229	2,200	5	—	4,930
Substandard	1,103	3,134	105	1,267	109	3,182	—	—	8,900
Total Residential	$265,635	$385,523	$116,074	$81,303	$60,736	$240,747	$4,311	$44	$1,154,373
Home equity
Pass	68,318	21,473	2,315	2,374	1,419	3,982	427,901	195	527,977
Special Mention	—	87	—	9	—	17	1,378	—	1,491
Substandard	472	—	—	—	94	200	1,073	—	1,839
Total Home Equity	$68,790	$21,560	$2,315	$2,383	$1,513	$4,199	$430,352	$195	$531,307
Individuals' loans for household and other personal expenditures
Pass	41,367	30,506	17,797	13,132	2,657	5,684	23,659	—	134,802
Special Mention	31	101	65	45	7	15	11	—	275
Substandard	—	3	—	—	—	13	—	—	16
Total Individuals' loans for household and other personal expenditures	$41,398	$30,610	$17,862	$13,177	$2,664	$5,712	$23,670	$—	$135,093
Public finance and other commercial loans
Pass	203,809	179,913	100,892	39,236	107,674	129,488	20,773	—	781,785
Total Public finance and other commercial loans	$203,809	$179,913	$100,892	$39,236	$107,674	$129,488	$20,773	$—	$781,785
Loans	$2,334,716	$2,732,120	$898,386	$437,873	$396,281	$691,683	$1,550,278	$239	$9,041,576

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

Total past due loans equaled $38.9 million as of September 30, 2021, a $33.9 million decrease from the total of $72.8 million for December 31, 2020. At September 30, 2021, 30-59 Days Past Due loans totaled $12.2 million, a decrease of $7.5 million from December 31, 2020. The primary decreases were in commercial and industrial and owner-occupied commercial real estate loans. At September 30, 2021, 60-89 Days Past Due loans totaled $3.5 million, a decrease of $7.6 million from December 31, 2020. The primary decrease was in commercial and industrial loans. At September 30, 2021, 90 Days or More Past Due loans totaled $23.2 million, a decrease of $18.8 million from December 31, 2020. The primary decrease was in non-owner occupied commercial real estate, due to the payoff of a $23.4 million relationship. This was offset by an increase in the commercial and industrial segment of $13.5 million due to one relationship, of $11.4 million, moving into non-accrual status. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	September 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,554,111	$2,667	$507	$16,330	$2,573,615	$1
Agricultural land, production and other loans to farmers	240,660	—	—	26	240,686	—
Real estate loans:
Construction	521,889	—	—	—	521,889	—
Commercial real estate, non-owner occupied	2,142,055	4,698	424	3,210	2,150,387	—
Commercial real estate, owner occupied	950,676	393	1,017	355	952,441	—
Residential	1,147,965	2,982	1,195	2,231	1,154,373	111
Home equity	528,760	1,197	355	995	531,307	43
Individuals' loans for household and other personal expenditures	134,801	233	43	16	135,093	2
Public finance and other commercial loans	781,785	—	—	—	781,785	—
Loans	$9,002,702	$12,170	$3,541	$23,163	$9,041,576	$157

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,761,473	$5,866	$6,571	$2,789	$2,776,699	$594
Agricultural land, production and other loans to farmers	280,615	146	226	897	281,884	—
Real estate loans:
Construction	484,706	—	17	—	484,723	—
Commercial real estate, non-owner occupied	2,184,681	2,525	2,109	31,634	2,220,949	—
Commercial real estate, owner occupied	951,561	4,854	180	1,906	958,501	—
Residential	1,226,779	3,269	1,429	3,264	1,234,741	133
Home equity	503,596	2,644	559	1,460	508,259	19
Individuals' loans for household and other personal expenditures	129,049	334	96	—	129,479	—
Public finance and other commercial loans	647,939	—	—	—	647,939	—
Loans	$9,170,399	$19,638	$11,187	$41,950	$9,243,174	$746

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	September 30, 2021		December 31, 2020
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans
Commercial and industrial loans	$16,817	$628	$2,329
Agricultural land, production and other loans to farmers	119	—	1,012
Real estate loans:
Construction	15	—	123
Commercial real estate, non-owner occupied	26,176	3,816	46,316
Commercial real estate, owner occupied	1,002	545	3,040
Residential	5,556	797	6,517
Home equity	1,804	—	2,095
Individuals' loans for household and other personal expenditures	13	—	39
Loans	$51,502	$5,786	$61,471

There was no interest income recognized on non-accrual loans for the three and nine months ended September 30, 2021 and 2020, respectively.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

	September 30, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$17,450	$17,450	$4,985
Agricultural land, production and other loans to farmers	—	—	300	300	—
Real estate loans:
Construction	—	15	—	15	1
Commercial real estate, non-owner occupied	26,703	—	—	26,703	6,463
Commercial real estate, owner occupied	1,846	—	—	1,846	21
Residential	—	2,927	—	2,927	327
Home equity	—	402	—	402	66
Loans	$28,549	$3,344	$17,750	$49,643	$11,863

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the three months and nine months ended September 30, 2021 and 2020, respectively.

		Three Months Ended September 30, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Post - Modification Recorded Balance	Number of Loans
Real estate loans:
Construction	$16	$—	$16	$16	1
Commercial real estate, non owner occupied	12,922	12,976	—	12,976	1
Total	$12,938	$12,976	$16	$12,992	2

		Three Months Ended September 30, 2020
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Post - Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$2,314	$2,275	$51	$2,326	30
Home Equity	307	212	95	307	2
Individuals' loans for household and other personal expenditures	19	19	—	19	2
Total	$2,640	$2,506	$146	$2,652	34

		Nine Months Ended September 30, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$348	$348	$—	$—	$348	2
Real estate loans:
Construction	16	—	16	—	16	1
Commercial real estate, non owner occupied	12,922	12,976	—	—	12,976	1
Commercial real estate, owner occupied	21	—	—	21	21	1
Residential	691	449	126	118	693	9
Total	$13,998	$13,773	$142	$139	$14,054	14

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		Nine Months Ended September 30, 2020
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$654	$654	$—	$—	$654	3
Agricultural land, production and other loans to farmers	458	458	—	—	458	1
Real estate loans:
Commercial real estate, owner occupied	107	107	—	—	107	1
Residential	2,614	2,276	163	224	2,663	36
Home Equity	307	211	96	—	307	2
Individuals' loans for household and other personal expenditures	19	19	—	—	19	2
Total	$4,159	$3,725	$259	$224	$4,208	45

Loans secured by commercial real estate, non-owner occupied made up 99.9 percent of the post-modification balances of the troubled debt restructured loans that occurred during the three months ending September 30, 2021 and 92.3 percent for the nine months ending September 30, 2021.

The following tables summarize troubled debt restructures that occurred during the twelve months ended September 30, 2021 and 2020, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	2	$160	2	$160
Real estate loans:
Residential	5	599	5	599
Total	7	$759	7	$759

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	1	$317	2	$585
Real estate loans:
Commercial real estate, non owner occupied	1	106	1	106
Total	2	$423	3	$691

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

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit loss. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.9 million and $5.1 million at September 30, 2021 and September 30, 2020, respectively.

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

The following tables summarize changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, June 30, 2021	$63,681	$72,701	$17,077	$46,316	$199,775
Provision for credit losses	3,496	(3,850)	567	(213)	—
Recoveries on loans	204	370	—	261	835
Loans charged off	(137)	(115)	(4)	(382)	(638)
Balances, September 30, 2021	$67,244	$69,106	$17,640	$45,982	$199,972

	Nine Months Ended September 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications	—	(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	666	(2,709)	(1,444)	—	—	3,487	—
Recoveries on loans	544	567	1	—	—	829	1,941
Loans charged off	(1,105)	(4,463)	(6)	—	—	(1,098)	(6,672)
Balances, September 30, 2021	$67,244	$69,106	$17,640	$—	$—	$45,982	$199,972

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

The following tables summarize changes in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2020:

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

Financial instruments with off-balance sheet risk were as follows:

	September 30, 2021	December 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$3,938,075	$3,443,514
Standby letters of credit	$33,986	$29,555

The adoption of the CECL methodology for measuring credit losses, as discussed more fully in the Allowance for Credit Loss on Loans section of this Note, and in NOTE 1. GENERAL of these Notes to Consolidated Condensed Financial Statements, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $20.5 million. This reserve level remains appropriate and is reported in Other Liabilities as of September 30, 2021 in the CONSOLIDATED CONDENSED BALANCE SHEETS.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

Three Months Ended September 30, 2021
Balances, June 30, 2021	$20,500
Provision for credit losses	—
Balances, September 30, 2021	$20,500

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Hoosier acquisition on April, 1, 2021 resulted in $1,467,000 of goodwill. Details regarding the Hoosier acquisition are discussed in NOTE 2. ACQUISITION of these Notes to Consolidated Condensed Financial Statements.

	2021	2020
Balance, January 1	$543,918	$543,918
Goodwill acquired	1,467	—
Balance, September 30	$545,385	$543,918

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

	September 30, 2021	December 31, 2020
Gross carrying amount	$102,396	$102,396
Other intangibles acquired	2,247	—
Accumulated amortization	(77,705)	(73,421)
Total core deposit and other intangibles	$26,938	$28,975

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of ten years. Intangible asset amortization expense for the three and nine months ended September 30, 2021 was $1.5 million and $4.3 million, respectively, compared to $1.5 million and $4.5 million for the three and nine months ended September 30, 2020, respectively. Estimated future amortization expense is summarized as follows:

Amortization Expense
2021	$1,463
2022	5,402
2023	5,145
2024	4,510
2025	3,754
After 2025	6,664
$26,938

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2021 and December 31, 2020, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2021, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance. Finally, the remaining $24.0 million of interest rate swaps were used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2021 and 2020, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $1.0 million from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2021 and December 31, 2020, the notional amount of customer-facing swaps was approximately $1.0 billion and $985.0 million, respectively.  These amounts are offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of September 30, 2021, and December 31, 2020.

	Asset Derivatives				Liability Derivatives
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$1,217	Other Liabilities	$2,018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$47,630	Other Assets	$74,335	Other Liabilities	$47,630	Other Liabilities	$74,335

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Rate Products	$(20)	$8	$22	$(1,451)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2021 and 2020.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Interest rate contracts	Interest Expense	$(266)	$(294)

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Interest rate contracts	Interest Expense	$(779)	$(651)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2021, the termination value of derivatives in a net liability position related to these agreements was $41.7 million. As of September 30, 2021, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $58.8 million. While the Corporation did not breach any of these provisions as of September 30, 2021, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2021, and December 31, 2020.

		Fair Value Measurements Using:
September 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$1,000	$—	$1,000	$—
U.S. Government-sponsored agency securities	11,557	—	11,557	—
State and municipal	1,534,555	—	1,528,990	5,565
U.S. Government-sponsored mortgage-backed securities	823,137	—	823,133	4
Corporate obligations	4,329	—	4,298	31
Interest rate swap asset	47,630	—	47,630	—
Interest rate swap liability	48,847	—	48,847	—

		Fair Value Measurements Using:
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$2,430	$—	$2,430	$—
State and municipal	1,257,885	—	1,255,441	2,444
U.S. Government-sponsored mortgage-backed securities	654,669	—	654,665	4
Corporate obligations	4,135	—	4,104	31
Interest rate swap asset	74,335	—	74,335	—
Interest rate swap liability	76,353	—	76,353	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2021 or December 31, 2020.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2021 and 2020.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance at beginning of the period	$5,795	$2,500	$2,479	$2,892
Included in other comprehensive income	(21)	75	333	25
Purchases, issuances and settlements	—	—	3,241	—
Principal payments	(174)	(88)	(453)	(430)
Ending balance	$5,600	$2,487	$5,600	$2,487

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2021 and 2020.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for September 30, 2021, and December 31, 2020.

		Fair Value Measurements Using
September 30, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$31,408	$—	$—	$31,408
Other real estate owned	96	—	—	96

		Fair Value Measurements Using
December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$37,250	$—	$—	$37,250
Other real estate owned	544	—	—	544

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2021 and December 31, 2020.

September 30, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,565	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB--
			Discount rate	.75% - 4%
			Weighted-average coupon	4%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Collateral dependent loans	$31,408	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	5%

Other real estate owned	$96	Appraisals	Discount to reflect current market conditions	0% - 72%
			Weighted-average discount of other real estate owned balance	44%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,444	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	1.50% - 4%
			Weighted-average coupon	4%

Corporate obligations and U.S Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	—%

Impaired loans (collateral dependent)	$37,250	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	6%

Other real estate owned	$544	Appraisals	Discount to reflect current market conditions	0% - 30%
			Weighted-average discount of other real estate owned balance	26%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021, and December 31, 2020.

		September 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$169,261	$169,261	$—	$—
Interest-bearing deposits	369,447	369,447	—	—
Investment securities available for sale	2,374,578	—	2,368,978	5,600
Investment securities held to maturity	2,070,938	—	2,071,246	15,309
Loans held for sale	5,990	—	5,990	—
Loans, net	8,841,604	—	—	8,900,412
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	47,630	—	47,630	—
Interest receivable	53,079	—	53,079	—
Liabilities:
Deposits	$12,348,689	$11,618,882	$727,961	$—
Borrowings:
Securities sold under repurchase agreements	183,589	—	183,584	—
Federal Home Loan Bank advances	334,149	—	339,704	—
Subordinated debentures and other borrowings	118,558	—	107,595	—
Interest rate swap liability	48,847	—	48,847	—
Interest payable	3,736	—	3,736	—

		December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$192,896	$192,896	$—	$—
Interest-bearing deposits	392,305	392,305	—	—
Investment securities available for sale	1,919,119	—	1,916,640	2,479
Investment securities held to maturity	1,227,668	—	1,260,815	19,478
Loans held for sale	3,966	—	3,966	—
Loans, net	9,112,526	—	—	9,191,628
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	74,335	—	74,335	—
Interest receivable	53,948	—	53,948	—
Liabilities:
Deposits	$11,361,610	$10,482,865	$878,257	$—
Borrowings:
Securities sold under repurchase agreements	177,102	—	177,097	—
Federal Home Loan Bank advances	389,430	—	399,991	—
Subordinated debentures and other borrowings	118,380	—	108,439	—
Interest rate swap liability	76,353	—	76,353	—
Interest payable	3,287	—	3,287	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$183,589	$—	$—	$—	$183,589

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$175,449	$—	$1,653	$—	$177,102

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2021 and 2020:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income (loss) before reclassifications	(31,379)	17	—	(31,362)
Amounts reclassified from accumulated other comprehensive income	(4,200)	615	—	(3,585)
Period change	(35,579)	632	—	(34,947)
Balance at September 30, 2021	$52,409	$(962)	$(11,558)	$39,889

Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income (loss) before reclassifications	45,729	(1,146)	—	44,583
Amounts reclassified from accumulated other comprehensive income	(7,503)	514	—	(6,989)
Period change	38,226	(632)	—	37,594
Balance at September 30, 2020	$77,098	$(1,773)	$(9,857)	$65,468

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2021 and 2020.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,756	$1,817	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(369)	(382)	Income tax expense
	$1,387	$1,435

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(266)	$(294)	Interest expense - subordinated debentures and term loans
Related income tax benefit	56	62	Income tax expense
	$(210)	$(232)

Total reclassifications for the period, net of tax	$1,177	$1,203

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$5,316	$9,497	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(1,116)	(1,994)	Income tax expense
	$4,200	$7,503

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(779)	$(651)	Interest expense - subordinated debentures and term loans
Related income tax benefit	164	137	Income tax expense
	$(615)	$(514)

Total reclassifications for the period, net of tax	$3,585	$6,989

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2021 was $1,217,000 and $3,615,000, respectively, compared to $1,135,000 and $3,568,000, respectively, for the three and nine months ended September 30, 2020. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the nine months ended September 30, 2021, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock and ESPP Options
Pre-tax compensation expense	$16	$23	$131	$76
Income tax expense (benefit)	—	—	(92)	(29)
Stock and ESPP option expense, net of income taxes	$16	$23	$39	$47
Restricted Stock Awards
Pre-tax compensation expense	$1,201	$1,112	$3,484	$3,492
Income tax expense (benefit)	(136)	149	(619)	(344)
Restricted stock awards expense, net of income taxes	$1,065	$1,261	$2,865	$3,148
Total Share-Based Compensation
Pre-tax compensation expense	$1,217	$1,135	$3,615	$3,568
Income tax expense (benefit)	(136)	149	(711)	(373)
Total share-based compensation expense, net of income taxes	$1,081	$1,284	$2,904	$3,195

As of September 30, 2021, unrecognized compensation expense related to RSAs was $9.3 million and is expected to be recognized over a weighted-average period of 2.13 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2021.

Stock option activity under the Corporation's stock option plans as of September 30, 2021 and changes during the nine months ended September 30, 2021, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	45,800	$15.00
Exercised	(17,300)	$11.46
Outstanding September 30, 2021	28,500	$17.14	1.75	$703,905
Vested and Expected to Vest at September 30, 2021	28,500	$17.14	1.75	$703,905
Exercisable at September 30, 2021	28,500	$17.14	1.75	$703,905

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2021.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $559,000 and $197,000, respectively. Cash receipts of stock options exercised during this same period were $198,000 and $83,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2021	357,883	$36.30
Granted	147,406	$42.37
Vested	(94,260)	$48.31
Forfeited	(5,050)	$36.56
Unvested RSAs at September 30, 2021	405,979	$35.69

The grant date fair value of ESPP options was estimated to be approximately $16,000 at the beginning of the July 1, 2021 quarterly offering period. The ESPP options vested during the three months ending September 30, 2021, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2021.

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$12,984	$8,785	$39,082	$24,612
Tax-exempt interest income	(4,196)	(3,403)	(11,795)	(9,624)
Share-based compensation	119	382	47	376
Tax-exempt earnings and gains on life insurance	(503)	(246)	(1,037)	(810)
Tax credits	(127)	(55)	(277)	(205)
CARES Act - NOL carryback rate differential	—	—	—	(1,178)
State Income Tax	678	311	2,252	561
Other	107	(153)	36	2
Actual Tax Expense	$9,062	$5,621	$28,308	$13,734

Effective Tax Rate	14.7%	13.4%	15.2%	11.7%

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

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$52,770	53,766,630	$0.98	$36,210	53,843,508	$0.67
Effect of potentially dilutive stock options and restricted stock awards		193,135			127,090
Diluted net income per share	$52,770	53,959,765	$0.98	$36,210	53,970,598	$0.67

	Nine Months Ended September 30,
	2021			2020
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$157,798	53,883,945	$2.93	$103,465	54,111,848	$1.91
Effect of potentially dilutive stock options and restricted stock awards		209,118			166,034
Diluted net income per share	$157,798	54,093,063	$2.92	$103,465	54,277,882	$1.91

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

For the three and nine months ended September 30, 2021 and 2020, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 14
GENERAL LITIGATION AND REGULATORY EXAMINATIONS

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Corporation is also subject to periodic examinations by various regulatory agencies. It is the general opinion of management that the disposition or ultimate resolution of any such routine litigation or regulatory examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Corporation.

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

We believe there have been no significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. Certain accounting policies were revised and certain accounting policy elections were implemented, related to the adoption of CECL.

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

Through the Bank, the Corporation offers a broad range of financial services, including accepting time, savings and demand deposits; making consumer, commercial, agri-business, public finance and real estate mortgage loans; providing personal and corporate trust services; offering full-service brokerage and private wealth management; and providing letters of credit, repurchase agreements and other corporate services.

COVID-19 UPDATE

The COVID-19 pandemic continued to impact the Corporation’s operations during the three and nine months ended September 30, 2021. With certain states and localities continuing to experience significant numbers of COVID-19 cases as variant strains of the virus spread, uncertainty remains about the ultimate duration of the pandemic and the timing and strength of the economic recovery. As the pandemic has evolved, we have continued to support our customers by providing assistance to those affected by the pandemic, including by working with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19 and by originating loans under the Paycheck Protection Program (“PPP”).

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

The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of September 30, 2021, the Bank had approximately 1,600 PPP loans representing $198.1 million, which is net of $5.6 million of deferred processing fee income and costs. The weighted-average deferred processing fee on remaining PPP loans was approximately 4.27 percent and is recognized over the term of the loan. The Bank anticipates that the majority of its remaining PPP loans will also be forgiven by the SBA in accordance with the terms of the program. If a loan is forgiven by the SBA or paid off by the borrower prior to maturity, any unamortized portion of the fee will be recognized immediately. During the three and nine months ended September 30, 2021, the Corporation recognized interest income on PPP loans of $796,000 and $4.0 million, respectively, compared to $2.3 million and $4.1 million, respectively, for the three and nine months ended September 30, 2020. Additionally, PPP loan related deferred processing fee income of $7.4 million and $23.2 million was recorded during the three and nine months ended September 30, 2021, respectively, compared to $3.8 million and $6.7 for the three and nine months ended September 30, 2020, respectively. PPP deferred processing fee income is recorded as a yield adjustment.

Loan Modifications and Troubled Debt Restructures
As previously reported, the Bank's banking regulators issued guidance in March 2020 encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provided that a qualified loan modification would be exempt by law from classification as a troubled debt restructure as defined by GAAP, from March 1, 2020 until December 31, 2020. With the enactment of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”), the CARES Act was amended to, among other things, extend the expiration date for the troubled debt restructure exemption until, effectively, January 1, 2022. In accordance with that guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of September 30, 2021, $15.4 million in loan balances remained in deferral. Details of the modifications are included in the "LOAN QUALITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The Corporation reported third quarter 2021 net income of $52.8 million, compared to $36.2 million during the third quarter of 2020. Diluted earnings per share for the third quarter 2021 totaled $0.98 per share, compared to $0.67 per diluted share during the same period in 2020. Year-to-date net income totaled $157.8 million, compared to $103.5 million during the same period in 2020. Diluted earnings per share for the nine months ended September 30, 2021 was $2.92 per share, compared to $1.91 per share during the same period in 2020.

As of September 30, 2021, total assets equaled $15.1 billion, an increase of $993.5 million, or 7.1 percent, from December 31, 2020.

Total investment securities increased $1.3 billion, or 41.3 percent, from December 31, 2020. The Corporation purchased investment securities by utilizing excess liquidity from deposit growth, which was held in interest-bearing deposits and cash and cash equivalents, in addition to liquidity from SBA forgiveness of PPP loans. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio decreased $199.6 million from December 31, 2020. As of September 30, 2021, PPP loans, which are included in the commercial and industrial loan class, totaled $198.1 million, a decrease of $469.0 million from the December 31, 2020 balance of $667.1 million, and when coupled with organic commercial and industrial loan growth of $265.9 million, the net decrease in the commercial and industrial loan class was $203.1 million. Other loan classes that experienced the largest decreases from December 31, 2020 were residential real estate, commercial real estate (non-owner occupied) and agricultural land, production and other loans to farmers. The largest loan classes that experienced an increase from December 31, 2020 were public finance and other commercial loans, construction and home equity. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans totaled $200.0 million as of September 30, 2021 and equaled 2.21 percent of total loans. The Corporation adopted the current expected credit losses ("CECL") model for calculating the allowance for credit losses on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. The impact of the adoption was an increase to the Allowance for Credit Losses - Loans of $74.1 million. Additional details of the Allowance methodology are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation did not recognize any provision expense during the three and nine months ended September 30, 2021, compared to provision expense of $12.5 million and $54.2 million, respectively, during the same periods of the prior year. The provision expense taken during the three and nine months ended September 30, 2020 reflected the Corporation's view of increased credit risk related to the COVID-19 pandemic. Net recoveries in the third quarter of 2021 were $197,000, compared to net charge-offs of $6.9 million during the same period of 2020. Net charge-offs in the nine months ended September 30, 2021 were $4.7 million, compared to net charge-offs of $7.7 million during the same period of 2020. Non-accrual loans totaled $51.5 million, a decrease of $10.0 million from December 31, 2020, resulting in a coverage ratio of 388.3 percent. Additional details of the Corporation's credit quality are discussed within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's net tax asset, deferred and receivable increased $27.2 million from December 31, 2020. As a result of the CECL adoption on January 1, 2021, the cumulative effect of adoption resulted in a deferred tax asset of $22.0 million. Additionally, the decrease in unrealized gains on available for sale investment securities resulted in a $9.5 million decline in the deferred tax liability. Both, the increase in deferred tax asset from CECL adoption and the decrease in deferred tax liability related to unrealized gains on available for sale investment securities, increase the net deferred tax asset.

In 2020, the Corporation announced a banking delivery transformation strategy, which included the consolidation of seventeen banking centers across its footprint by April 30, 2021. As those consolidations finalized in the second quarter of 2021, the fair value of the closed banking centers of $4.5 million was moved from premises and equipment to assets held for sale (recorded in other assets) while they are marketed for sale.

The Corporation's other assets decreased $8.1 million from December 31, 2020. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts decreased $26.7 million and $27.5 million, respectively, from December 31, 2020. The decreases in valuations are due to higher yield curve rates across the entire term point spectrum. The higher interest rates are the result of more directional certainty as to the outcome of COVID, higher inflation expectations, current increases in short-term rate trajectories and increases in term premiums.

As of September 30, 2021, total deposits equaled $12.3 billion, an increase of $987.1 million from December 31, 2020. The Corporation experienced increases from December 31, 2020 in demand and savings accounts of $496.2 million and $639.8 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $118.0 million and $31.0 million, respectively, from December 31, 2020. The low interest rate environment has resulted in customers moving funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Total borrowings decreased $48.6 million as of September 30, 2021, compared to December 31, 2020. Federal Home Loan Bank advances decreased $55.3 million compared to December 31, 2020 as the Corporation utilized excess liquidity from deposit growth to pay off maturing advances. Additionally, securities sold under repurchase agreements increased by $6.5 million.

The Corporation's other liabilities as of September 30, 2021 increased $62.2 million compared to December 31, 2020. As part of the CECL adoption on January 1, 2021, the Corporation recorded a $20.5 million allowance for credit losses on off-balance sheet credit exposures as a liability account representing expected credit losses over the contractual period for which the Corporation is exposed to credit risk resulting from a contractual obligation to extend credit. The Corporation also accrued $74.0 million of trade date accounting related to investment securities purchases as of September 30, 2021, of which, the accrual was $6.2 million as of December 31, 2020. Additionally, as noted above, the derivative hedge liability decreased $27.5 million from December 31, 2020.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 79 percent of revenues for the nine months ended September 30, 2021. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

Net interest margin, on a tax equivalent basis, increased 5 basis points to 3.20 percent for three months ended September 30, 2021 compared to 3.15 percent for the same period in 2020. Average earning assets for the three months ended September 30, 2021 increased $1.4 billion compared to the same period in 2020, and was primarily attributable to an increase in investment securities of $1.3 billion. Since the beginning of the PPP in April 2020, the Bank has originated over $1.2 billion of PPP loans, which averaged $315.2 million in the third quarter of 2021. The increase in the investment securities portfolio was the result of excess liquidity generated from growth in deposits and SBA forgiveness of PPP loans being used to invest in the bond portfolio.

In the third quarter of 2021, FTE asset yields decreased 12 basis points compared to the same period in 2020. This decrease was primarily a result of the decline in the investment portfolio yield of 23 basis points compared to the same period in 2020. The PPP loans originated were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $7.4 million during the third quarter of 2021 compared to $3.8 million for the same period in 2020, which is included in interest income.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $1.5 million, which accounted for 4 basis points of net interest margin in the third quarter of 2021. Comparatively, the Corporation recognized $3.3 million of accretion income for the third quarter of 2020, or 10 basis points of net interest margin.

Interest costs decreased 22 basis points, which mitigated the decrease in asset yields and resulted in a 10 basis point FTE increase in net interest spread as compared to the same period in 2020. Interest costs have decreased as management aggressively moved deposit rates down as wholesale funding rates declined. Interest-bearing deposits and borrowing costs for the three months ended September 30, 2021 were 0.23 percent and 2.02 percent, respectively, compared to 0.45 percent and 1.92 percent, respectively, during the same period in 2020.

Net interest margin, on a tax equivalent basis, decreased 4 basis points to 3.22 percent for the nine months ended September 30, 2021 compared to 3.26 percent for the same period in 2020. Average earning assets for the nine months ended September 30, 2021 increased $1.5 billion compared to the same period in 2020, and was primarily attributable to an increase in investment securities and loans of $1.0 billion and $214.7 million, respectively. PPP loans averaged $529.6 million in 2021. The increase in the investment securities portfolio was the result of excess liquidity generated from growth in deposits and SBA forgiveness of PPP loans being used to invest in the bond portfolio.

In the nine months ended September 30, 2021, FTE asset yields decreased 39 basis points compared to the same period in 2020. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19. Additionally, one-month LIBOR also saw a significant decline from January 1, 2020 of 1.73 percent to September 30, 2021 of .08 percent. The yield of the investment portfolio decreased 27 basis points compared to the same period in 2020. The PPP loans originated were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $23.2 million during the nine months ended September 30, 2021, compared to $6.7 million for the same period in 2020, which is included in interest income.

The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $5.8 million, which accounted for 5 basis points of net interest margin in the nine months ended September 30, 2021. Comparatively, the Corporation recognized $10.5 million of accretion income for the nine months ended September 30, 2020, or 12 basis points of net interest margin.

Interest costs decreased 43 basis points, which mitigated the decrease in asset yields and resulted in a 4 basis point FTE increase in net interest spread as compared to the same period in 2020. Interest costs have decreased as management aggressively moved deposit rates down as wholesale funding rates declined. Interest-bearing deposits and borrowing costs for the nine months ended September 30, 2021 were 0.25 percent and 1.96 percent, respectively, compared to 0.69 percent and 1.88 percent, respectively, during the same period in 2020.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and nine months ended September 30, 2021, and 2020.

(Dollars in Thousands)	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$539,377	$218	0.16%	$301,529	$90	0.12%
Federal Home Loan Bank stock	28,736	168	2.34	28,736	248	3.45
Investment Securities: (1)
Taxable	1,843,026	7,788	1.69	1,258,690	5,399	1.72
Tax-Exempt (2)	2,240,409	18,309	3.27	1,499,463	13,837	3.69
Total Investment Securities	4,083,435	26,097	2.56	2,758,153	19,236	2.79
Loans held for sale	17,426	158	3.63	24,705	257	4.16
Loans: (3)
Commercial	6,745,303	70,442	4.18	6,965,837	66,826	3.84
Real Estate Mortgage	886,469	8,142	3.67	887,661	9,996	4.50
Installment	690,093	6,576	3.81	693,363	7,083	4.09
Tax-Exempt (2)	750,357	7,078	3.77	681,273	6,829	4.01
Total Loans	9,089,648	92,396	4.07	9,252,839	90,991	3.93
Total Earning Assets	13,741,196	118,879	3.46%	12,341,257	110,565	3.58%
Total Non-Earning Assets	1,264,891			1,319,561
Total Assets	$15,006,087			$13,660,818
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$4,799,624	$3,606	0.30%	$4,098,017	$3,890	0.38%
Money market deposits	2,459,205	764	0.12	1,813,392	1,167	0.26
Savings deposits	1,788,281	486	0.11	1,574,700	583	0.15
Certificates and other time deposits	758,565	851	0.45	1,267,152	4,136	1.31
Total Interest-bearing Deposits	9,805,675	5,707	0.23	8,753,261	9,776	0.45
Borrowings	619,768	3,126	2.02	733,757	3,528	1.92
Total Interest-bearing Liabilities	10,425,443	8,833	0.34	9,487,018	13,304	0.56
Noninterest-bearing deposits	2,544,661			2,191,460
Other liabilities	146,946			151,040
Total Liabilities	13,117,050			11,829,518
Stockholders' Equity	1,889,037			1,831,300
Total Liabilities and Stockholders' Equity	$15,006,087	8,833		$13,660,818	13,304
Net Interest Income (FTE)		$110,046			$97,261
Net Interest Spread (FTE) (4)			3.12%			3.02%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.46%			3.58%
Interest Expense / Average Earning Assets			0.26%			0.43%
Net Interest Margin (FTE) (5)			3.20%			3.15%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2021 and 2020. These totals equal $5,331 and $4,340 for the three months ended September 30, 2021 and 2020, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$509,153	$461	0.12%	$280,038	$799	0.38%
Federal Home Loan Bank stock	28,736	434	2.01	28,736	828	3.84
Investment Securities: (1)
Taxable	1,689,697	21,923	1.73	1,302,943	19,177	1.96
Tax-Exempt (2)	1,989,397	50,532	3.39	1,342,477	38,335	3.81
Total Investment Securities	3,679,094	72,455	2.63	2,645,420	57,512	2.90
Loans held for sale	19,360	551	3.79	17,175	581	4.51
Loans: (3)
Commercial	6,857,968	210,502	4.09	6,698,042	213,241	4.24
Real Estate Mortgage	924,652	26,917	3.88	882,911	30,520	4.61
Installment	674,696	19,456	3.84	725,596	23,784	4.37
Tax-Exempt (2)	725,651	20,854	3.83	663,921	20,341	4.09
Total Loans	9,202,327	278,280	4.03	8,987,645	288,467	4.28
Total Earning Assets	13,419,310	351,630	3.49%	11,941,839	347,606	3.88%
Total Non-Earning Assets	1,253,286			1,355,950
Total Assets	$14,672,596			$13,297,789
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$4,721,267	$10,875	0.31%	$3,880,489	$16,351	0.56%
Money market deposits	2,295,589	2,395	0.14	1,674,622	6,647	0.53
Savings deposits	1,730,149	1,424	0.11	1,507,269	3,007	0.27
Certificates and other time deposits	809,721	3,036	0.50	1,476,499	18,226	1.65
Total Interest-bearing Deposits	9,556,726	17,730	0.25	8,538,879	44,231	0.69
Borrowings	646,326	9,502	1.96	796,836	11,237	1.88
Total Interest-bearing Liabilities	10,203,052	27,232	0.36	9,335,715	55,468	0.79
Noninterest-bearing deposits	2,460,609			2,002,898
Other liabilities	150,255			144,705
Total Liabilities	12,813,916			11,483,318
Stockholders' Equity	1,858,680			1,814,471
Total Liabilities and Stockholders' Equity	$14,672,596	27,232		$13,297,789	55,468
Net Interest Income (FTE)		$324,398			$292,138
Net Interest Spread (FTE) (4)			3.13%			3.09%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.49%			3.88%
Interest Expense / Average Earning Assets			0.27%			0.62%
Net Interest Margin (FTE) (5)			3.22%			3.26%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2021 and 2020. These totals equal $14,991 and $12,322 for the nine months ended September 30, 2021 and 2020, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income totaled $28.5 million for the quarter ended September 30, 2021, a $2.3 million, or 8.9 percent increase from the third quarter of 2020. Organic growth continues to result in increased fiduciary and wealth management fees with a $1.4 million increase over the same quarter last year. Additionally, service charges on deposit accounts increased $1.0 million for the three months ended September 30, 2021 due to the impact of the COVID-19 pandemic on customer activity in 2020 compared to the same period in 2021. Finally, gains on life insurance benefits increased $1.3 million in the third quarter of 2021 when compared to the same period in 2020. These increases were partially reduced by the net gains and fees on sales of loans decrease of $1.9 million from the third quarter of 2020.

During the first nine months of 2021, non-interest income totaled $83.5 million, a $1.0 million, or 1.3 percent increase when compared to the same period in 2020. Contributing to the improvement were increases in customer related fees for fiduciary and wealth management of $3.8 million and in service charges on deposit accounts of $1.6 million in the nine months ended September 30, 2021 when compared to the same period in 2020. Additionally, net gains and fees on sales of loans increased $3.4 million in the first nine months of 2021 when compared to the same period in 2020, primarily due to a $76.1 million portfolio mortgage loan sale that occurred in the second quarter of 2021. Gains on life insurance benefits increased $1.3 million in the nine months ended September 30, 2021 when compared to the same period in 2020.

The increases over the same period in 2020 were mainly offset by the decrease in net realized gains on the sales of available for sale securities, which declined by $4.2 million, and a decrease in card payment fees of $3.3 million, due to the adoption of the Durbin Amendment on July 1, 2020. Additionally, the interest rate environment resulted in derivative hedge fees being $2.4 million lower in the first nine months of 2021 when compared to the same period in 2020.
NON-INTEREST EXPENSE

Non-interest expense totaled $71.4 million for the third quarter of 2021, a $6.7 million, or 10.3 percent increase over the third quarter of 2020. The largest contributing factor was a $4.1 million increase in salaries and employee benefits, primarily due to higher salary and incentive expenses based upon current year financial results. Outside data processing fees increased $1.0 million in the third quarter of 2021 compared to the third quarter of 2020 due to increases in loan processing and digital platform delivery expenses.

Additionally, in the third quarter of 2021, other expenses increased $2.0 million compared to the same period in 2020. Travel and entertainment increased in the third quarter of 2021 compared to the third quarter of 2020 by $579,000 as our bankers were actively visiting customers and prospects after the COVID-19 restrictions that were in place for a majority of 2020 were lifted. Amortization of mortgage servicing rights increased $444,000 as the mortgage servicing portfolio has increased in 2021 compared to 2020, primarily due to the $76.1 million mortgage loan sale that occurred in the second quarter of 2021. Lastly, in the third quarter of 2020 the Corporation recognized a gain on the sale of a former banking center of $599,000 and no gains were recognized in the same period of 2021.

During the first nine months of 2021, non-interest expense totaled $206.8 million, a $15.9 million, or 8.3 percent increase when compared to the same period in 2020. Salaries and employee benefits increased by $10.4 million in the first nine months of 2021 when compared to the same period in 2020, primarily due to higher salary and incentive expenses based upon current year financial results. Additionally, the first nine months of 2020 reflected $2.5 million more salary expense deferral, primarily related to PPP loan originations, than the first nine months of 2021.

Lastly, other outside data processing fees increased $3.1 million for the first nine months of 2021 when compared to the same period in 2020 primarily due to increased loan processing and digital platform delivery expenses in 2021 and reduced expense in 2020 for the sunsetting of a debit rewards program.

INCOME TAXES

Income tax expense for the third quarter of 2021 was $9,062,000 on pre-tax net income of $61,832,000.  For the same period in 2020, income tax expense was $5,621,000 on pre-tax net income of $41,831,000. The effective income tax rates for the third quarter of 2021 and 2020 were 14.7 percent and 13.4 percent, respectively.

Income tax expense for the nine months ended September 30, 2021 was $28,308,000 on pre-tax net income of $186,106,000. For the same period in 2020, income tax expense was $13,734,000 on pre-tax net income of $117,199,000. The effective income tax rates for the nine months ended September 30, 2021 and 2020 were 15.2 percent and 11.7 percent, respectively.

The lower effective income tax rate for the comparative periods ended September 30, 2020 was driven by two factors. First, an abnormally high level of loan provision expense as a result of the economic impact of the COVID-19 pandemic reduced taxable income, and when coupled with an increase in tax-exempt income, the benefit of non-taxable income increased. Secondly, the CARES Act provided for the carryback of certain federal net operating losses to a prior period with a rate differential between the 2020 statutory rate of 21 percent and the rate in effect during the carryback year.

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

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. During the three and nine months ended September 30, 2021, the Corporation repurchased 529,498 of its common shares for $20.8 million at an average price of $39.30.

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

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2021, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of September 30, 2021 and December 31, 2020 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,547,138	14.02%	$1,158,955	10.50%	N/A	N/A
First Merchants Bank	1,435,909	12.97	1,162,608	10.50	$1,107,245	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,342,938	12.17%	$938,201	8.50%	N/A	N/A
First Merchants Bank	1,296,284	11.71	941,159	8.50	$885,796	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,296,392	11.75%	$772,636	7.00%	N/A	N/A
First Merchants Bank	1,296,284	11.71	775,072	7.00	$719,710	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,342,938	9.28%	$578,976	4.00%	N/A	N/A
First Merchants Bank	1,296,284	8.97	578,223	4.00	$722,779	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,475,551	14.36%	$1,079,015	10.50%	N/A	N/A
First Merchants Bank	1,412,805	13.70	1,082,430	10.50	$1,030,886	10.00%
Tier 1 capital to risk weighted assets
First Merchants Corporation	$1,282,070	12.48%	$873,488	8.50%	N/A	N/A
First Merchants Bank	1,283,922	12.45	876,253	8.50	$824,708	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,235,702	12.02%	$719,343	7.00%	N/A	N/A
First Merchants Bank	1,283,922	12.45	721,620	7.00	$670,076	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,282,070	9.57%	$536,123	4.00%	N/A	N/A
First Merchants Bank	1,283,922	9.59	535,279	4.00	$669,098	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At September 30, 2021, risk-weighted assets included $198.1 million of PPP loans at a zero risk weight. Additionally, in order to facilitate use of the PPPL Facility, the agencies have clarified that banking organizations, including the Corporation and the Bank, are allowed to neutralize the regulatory effects of PPP covered loans on the risk-based capital ratios, as well as PPP covered loans pledged under the PPPL Facility on the leverage capital ratios. At September 30, 2021 and December 31, 2020, the Corporation did not have an outstanding balance with the PPPL Facility; therefore there were no adjustments to the leverage ratio for PPP loans. Access to funds under the PPPL Facility terminated on July 30, 2021, at which time the Corporation also had no outstanding balance.

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

	September 30, 2021		December 31, 2020
(Dollars in thousands, except per share amounts)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,868,090	$1,869,943	$1,875,645	$1,926,269
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(39,889)	(42,329)	(74,836)	(77,687)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,546	—	46,368	—
Less: Disallowed Goodwill and Intangible Assets	(565,221)	(564,773)	(564,982)	(564,535)
Add: Modified CECL Transition Amount	34,542	34,542	—	—
Less: Disallowed Deferred Tax Assets	(1,005)	(974)	—	—
Total Tier 1 Capital (Regulatory)	1,342,938	1,296,284	1,282,070	1,283,922
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	139,200	139,625	128,481	128,883
Total Risk-Based Capital (Regulatory)	$1,547,138	$1,435,909	$1,475,551	$1,412,805

Net Risk-Weighted Assets (Regulatory)	$11,037,663	$11,072,454	$10,276,333	$10,308,855
Average Assets (Regulatory)	$14,474,403	$14,455,581	$13,403,065	$13,381,969

Total Risk-Based Capital Ratio (Regulatory)	14.02%	12.97%	14.36%	13.70%
Tier 1 Capital to Risk-Weighted Assets	12.17%	11.71%	12.48%	12.45%
Tier 1 Capital to Average Assets	9.28%	8.97%	9.57%	9.59%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,342,938	$1,296,284	$1,282,070	$1,283,922
Less: Qualified Capital Securities	(46,546)	—	(46,368)	—
CET1 Capital (Regulatory)	$1,296,392	$1,296,284	$1,235,702	$1,283,922

Net Risk-Weighted Assets (Regulatory)	$11,037,663	$11,072,454	$10,276,333	$10,308,855
CET1 Capital Ratio (Regulatory)	11.75%	11.71%	12.02%	12.45%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 8.94 percent at September 30, 2021, and 9.65 percent at December 31, 2020.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Total Stockholders' Equity (GAAP)	$1,868,090	$1,875,645
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(572,323)	(572,893)
Tangible common equity (non-GAAP)	$1,295,642	$1,302,627
Total assets (GAAP)	$15,060,725	$14,067,210
Less: Intangible assets (GAAP)	(572,323)	(572,893)
Tangible assets (non-GAAP)	$14,488,402	$13,494,317
Stockholders' Equity to Assets (GAAP)	12.40%	13.33%
Tangible common equity to tangible assets (non-GAAP)	8.94%	9.65%

Tangible common equity (non-GAAP)	$1,295,642	$1,302,627
Plus: Tax Benefit of intangibles (non-GAAP)	5,153	5,989
Tangible common equity, net of tax (non-GAAP)	$1,300,795	$1,308,616
Common Stock outstanding	53,511	53,922
Book Value (GAAP)	$34.91	$34.78
Tangible book value - common (non-GAAP)	$24.31	$24.27

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Average goodwill (GAAP)	$545,385	$543,919	$545,371	$543,919
Average core deposit intangible (GAAP)	27,781	31,357	28,040	32,851
Average deferred tax on CDI (GAAP)	(5,314)	(6,478)	(5,597)	(6,806)
Intangible adjustment (non-GAAP)	$567,852	$568,798	$567,814	$569,964
Average stockholders' equity (GAAP)	$1,889,037	$1,831,300	$1,858,680	$1,814,471
Average cumulative preferred stock (GAAP)	(125)	(125)	(125)	(125)
Intangible adjustment (non-GAAP)	(567,852)	(568,798)	(567,814)	(569,964)
Average tangible capital (non-GAAP)	$1,321,060	$1,262,377	$1,290,741	$1,244,382
Average assets (GAAP)	$15,006,087	$13,660,818	$14,672,596	$13,297,789
Intangible adjustment (non-GAAP)	(567,852)	(568,798)	(567,814)	(569,964)
Average tangible assets (non-GAAP)	$14,438,235	$13,092,020	$14,104,782	$12,727,825
Net income available to common stockholders (GAAP)	$52,770	$36,210	$157,798	$103,465
CDI amortization, net of tax (GAAP)	1,156	1,174	3,384	3,564
Tangible net income available to common stockholders (non-GAAP)	$53,926	$37,384	$161,182	$107,029
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.98	$0.67	$2.92	$1.91
Diluted tangible net income available to common stockholders (non-GAAP)	$1.00	$0.69	$2.98	$1.97
Ratios:
Return on average GAAP capital (ROE)	11.17%	7.91%	11.32%	7.60%
Return on average tangible capital	16.33%	11.85%	16.65%	11.47%
Return on average assets (ROA)	1.41%	1.06%	1.43%	1.04%
Return on average tangible assets	1.49%	1.14%	1.52%	1.12%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification.  Commercial loans are individually underwritten and judgmentally risk rated.  They are periodically monitored and prompt corrective actions are taken on deteriorating loans.  Consumer loans are typically underwritten with statistical decision-making tools and are managed throughout their life cycle on a portfolio basis.

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

At September 30, 2021, non-performing loans totaled $51.9 million, a decrease of $12.8 million from December 31, 2020. Loans not accruing interest income totaled $51.5 million at September 30, 2021, a decrease of $10.0 million from December 31, 2020. The decrease in non-accrual loans was primarily attributed to the payoff of one senior living sector relationship totaling $23.4 million, partially offset by the addition of two relationships, in the commercial and industrial and non owner occupied commercial real estate loan classes, totaling $19.7 million.

Other real estate owned and repossessions, totaling $698,000 at September 30, 2021, decreased $242,000 from December 31, 2020. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Non-Performing Assets:
Non-accrual loans	$51,502	$61,471
Renegotiated loans	439	3,240
Non-performing loans (NPL)	51,941	64,711
OREO and Repossessions	698	940
Non-performing assets (NPA)	52,639	65,651
Loans 90-days or more delinquent and still accruing	157	746
NPAs and loans 90-days or more delinquent	$52,796	$66,397

The non-accrual balances in the table above include troubled debt loan restructures totaling $14.3 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively. The increase is primarily due to one relationship in the non owner occupied commercial real estate loan class, totaling $12.7 million, that became a TDR during the quarter.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$16,818	$2,923
Agricultural land, production and other loans to farmers	119	1,012
Real estate loans:
Construction	327	435
Commercial real estate, non-owner occupied	26,272	47,548
Commercial real estate, owner occupied	1,023	3,040
Residential	6,375	9,034
Home equity	1,847	2,350
Individuals' loans for household and other personal expenditures	15	55
Non-performing assets and loans 90-days or more delinquent:	$52,796	$66,397

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2020, a statement was issued by the Bank’s banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provided that a qualified loan modification would be exempt by law from classification as a troubled debt restructure as defined by GAAP, from March 1, 2020 until December 31, 2020. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank began offering short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The CAA, as described above, extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until effectively, January 1, 2022. The following table summarizes modifications in deferment for the periods indicated.

	September 30, 2021		December 31, 2020
	Recorded Balance	Number of Loans	Recorded Balance		Number of Loans
Commercial and industrial loans	$14,024	4	$18,143		14
Agricultural land, production and other loans to farmers	—	—	10,724		2
Real estate loans:
Construction	—	—	21,131		5
Commercial real estate, non-owner occupied	—	—	65,139		10
Commercial real estate, owner occupied	—	—	2,428		6
Residential	1,318	7	1,733		20
Home equity	—	—	154		4
Individuals' loans for household and other personal expenditures	46	3	893		26
Total	$15,388	14	$120,345	120,345	87

Of the loans still in deferment at September 30, 2021, $13.8 million, or 89.8 percent of the balance, which was included in the commercial and industrial segment, was in the entertainment industry. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans it makes, its results of operations and financial condition could be adversely affected in the event the quality of its loan portfolio declines. Deterioration in the economic environment including residential and commercial real estate values may result in increased levels of loan delinquencies and credit losses.

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

The Corporation’s total loan balance decreased $199.6 million from December 31, 2020 to $9.0 billion at September 30, 2021. PPP loans accounted for $198.1 million of the total loan balance at September 30, 2021. At September 30, 2021, the allowance for credit losses totaled $200.0 million, which represents an increase of $69.3 million from December 31, 2020. The allowance increase was primarily due to the day one cumulative effect adjustment related to the adoption of CECL of $74.1 million, offset by net charge-offs during the nine months ended September 30, 2021 of $4.7 million. As a percentage of loans, the allowance for credit losses was 2.21 percent at September 30, 2021 compared to 1.41 percent at December 31, 2020. The allowance for credit losses as a percentage of total loans less PPP loans was 2.26 percent as of September 30, 2021. The Bank anticipates that the majority of its remaining PPP loans will also be forgiven by the SBA in accordance with the terms of the program.

There was no provision for credit losses for the three and nine months ended September 30, 2021 compared to $12.5 million and $54.2 million, respectively, for the same period of 2020. The provision for the three and nine months ended September 30, 2020 reflected the Corporation's view of increased credit risk related to the COVID-19 pandemic and the estimated impact on the economy and the credit quality of our loan portfolio. The Corporation deems this estimate for loan portfolio credit exposure as appropriate, thus there was no provision expense in the three and nine months ended September 30, 2021.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net recoveries totaling $197,000 and net charge-offs totaling $4.7 million, respectively, were recognized for the three and nine months ended September 30, 2021. Comparatively, net charge-offs totaled $6.9 million and $7.7 million, respectively, for the same periods in 2020. For the three months ended September 30, 2021, there weren't any individual charge-offs greater than $500,000. For the nine months ended September 30, 2021, there were three individual charge-offs greater than $500,000 that totaled $4.3 million. For the three and nine months ended September 30, 2020, there was one individual charge-off greater than $500,000 that totaled $6.7 million. The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2021 and 2020 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
Net charge-offs (recoveries):
Commercial and industrial loans	$14	$6,702	$618	$6,862
Agricultural land, production and other loans to farmers	(81)	(72)	(57)	(67)
Real estate loans:
Construction	4	—	5	(37)
Commercial real estate, non-owner occupied	(232)	(19)	3,263	(80)
Commercial real estate, owner occupied	(23)	(27)	633	70
Residential	(73)	19	(72)	50
Home equity	63	296	106	616
Individuals' loans for household and other personal expenditures	131	38	235	335
Total net charge-offs (recoveries)	$(197)	$6,937	$4,731	$7,749

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.4 billion at September 30, 2021, an increase of $455.5 million, or 23.7 percent, from December 31, 2020.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $8.7 million at September 30, 2021. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At September 30, 2021, total borrowings from the FHLB were $334.1 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2021 was $719.3 million.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required payments related to operating leases and borrowings at September 30, 2021 are as follows:

(Dollars in Thousands)	Remaining 2021	2022	2023	2024	2025	2026 and after	ASC 805 fair value adjustments at acquisition	Total
Operating leases	$967	$3,924	$3,542	$3,436	$3,189	$7,832	$—	$22,890
Securities sold under repurchase agreements	183,589	—	—	—	—	—	—	183,589
Federal Home Loan Bank advances	24	75,097	115,097	10,097	25,097	108,737	—	334,149
Subordinated debentures and other borrowings	—	—	—	—	—	122,012	(3,454)	118,558
Total	$184,580	$79,021	$118,639	$13,533	$28,286	$238,581	$(3,454)	$659,186

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

Summarized credit-related financial instruments at September 30, 2021 are as follows:

(Dollars in Thousands)	September 30, 2021
Amounts of commitments:
Loan commitments to extend credit	$3,938,075
Standby and commercial letters of credit	33,986
$3,972,061

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2021, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2021 and December 31, 2020, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many drivers are at or near historical lows due to the FOMC's rate reductions in March 2020 in response to COVID-19.

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2021 and December 31, 2020. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2021	December 31, 2020
Rising 200 basis points from base case	1.9%	5.9%
Falling 100 basis points from base case	(0.3)%	0.7%

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2021 and December 31, 2020. Earning assets increased by $1.1 billion during the nine months ended September 30, 2021.

Total investment securities increased $1.3 billion, or 41.2 percent, from December 31, 2020. The Corporation purchased investment securities by utilizing excess liquidity from deposit growth, which was held in interest-bearing deposits and cash and cash equivalents, in addition to liquidity from SBA forgiveness of PPP loans. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio decreased $199.6 million from December 31, 2020. As of September 30, 2021, PPP loans, which are included in the commercial and industrial loans class, totaled $198.1 million, a decrease of $469.0 million from the December 31, 2020 balance of $667.1 million, and when coupled with commercial and industrial loan organic growth of $265.9 million, the net decrease in the commercial and industrial loan class was $203.1 million. Other loan classes that experienced the largest decreases from December 31, 2020 were residential real estate, commercial real estate (non-owner occupied) and agricultural land, production and other loans to farmers. The largest loan classes that experienced an increase from December 31, 2020 were public finance and other commercial loans, construction and home equity. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Interest-bearing deposits	$369,447	$392,305
Investment securities available for sale	2,374,578	1,919,119
Investment securities held to maturity, net of allowance for credit losses of $245,000 as of September 30, 2021	2,070,938	1,227,668
Loans held for sale	5,990	3,966
Loans	9,041,576	9,243,174
Federal Home Loan Bank stock	28,736	28,736
Total	$13,891,265	$12,814,968
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

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)
ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Corporation or its subsidiaries, of a material nature to which the Corporation or its subsidiaries is a party or of which any of their properties is subject. Further, there are no material legal proceedings in which any director, officer, principal shareholder, or affiliate of the Corporation,or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July, 2021	235,079	$39.67	235,079	3,097,921
August, 2021	59,037	$41.56	21,300	3,076,621
September, 2021	273,119	$38.92	273,119	2,803,502
Total	567,235		529,498

(1) Includes shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amount in August 2021 also includes 37,737 shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

(2) On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 529,498 shares of common stock for a total aggregate investment of $20,807,496.

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

First Merchants Corporation
(Registrant)

November 3, 2021	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

November 3, 2021	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)