Form 10-K
period 2021-12-31
FIRST MERCHANTS CORP
filed 2022-03-01
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
☒ ANNUAL REP ORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $2,249,029,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2021).

As of February 23, 2022 there were 53,820,946 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 10, 2022

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

2021 CAA	The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, provided the annual funding for the federal government and also contained several rules giving further COVID-19 relief
ASC	Accounting Standards Codification
AOCI	Accumulated Other Comprehensive Income
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BHC Act	Bank Holding Company Act of 1956
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMT	Constant Maturity Treasury
Corporation	First Merchants Corporation
COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Impact Payments	Economic stimulus payments of up to $1,200 per adult and $500 per child, subject to eligibility requirements and certain limitations, as established under the CARES Act and distributed by the IRS.
ERISA	Employee Retirement Income Security Act of 1974
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
Indiana DFI	Indiana Department of Financial Institutions
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus issued by banking regulators on March 22, 2020
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
RSA	Restricted Stock Awards
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SEC	Securities and Exchange Commission
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.
Treasury	U.S. Department of Treasury

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

PART I: ITEM 1. BUSINESS

PART I
ITEM 1. BUSINESS

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 109 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2021, the Corporation had consolidated assets of $15.5 billion, consolidated deposits of $12.7 billion and stockholders’ equity of $1.9 billion.

HUMAN CAPITAL

As of December 31, 2021, the Corporation and its subsidiaries had 1,821 full-time equivalent employees. Our stated mission to be the most responsive, knowledgeable, and high performing bank requires a dedicated and talented team of colleagues to succeed. Our employees prepare, every day, to deliver a customer and colleague experience that grows the Corporation. We seek to attract, retain and develop a team of diverse, committed colleagues who are capable of delivering a whole-bank delivery approach. And, we promote a work culture of development, growth, internal promotion and career pathing. In late 2021, we adopted a new Our Team statement:

We are a collection of dynamic colleagues with diverse experiences and perspectives who share a passion for positively impacting lives. We are genuinely committed to attracting and engaging teammates of diverse backgrounds. We believe in the power of inclusion and belonging.

Best Places to Work / Employer of Choice: FMB will continue to participate in the Best Places to Work surveys in the four states we operate. We constantly strive to be an employer of choice. Onboarding, training, talent assessment and development, career conversations, development planning and a culture of pride in high performance help us achieve employer of choice status. Trust, respect, integrity and commitment are at the core of our success.

Employee Engagement: Our biennial Employee Engagement Survey is conducted by a third-party vendor for confidentiality and anonymity and for increased candid feedback. Results show consistently strong employee engagement with over 87 percent of our employees considered to be “highly engaged.” Our response rates are high (83 percent) with the survey results providing valuable feedback that helps managers promote work satisfaction and high contribution. Our next scheduled survey is scheduled for Summer, 2022.

Education Assistance: First Merchants offers an education assistance program that supports full- and part-time colleagues as they seek degree programs that will help them advance their careers. From 2018-2021, 181 employees participated in the Education Assistance program with a total investment of approximately $776,000.

Corporate Training: Leveraging a blend of custom designed / internally built training programs and external development resources, First Merchants employees are trained and prepared to perform confidently. Role-based training focuses on topics such as privacy, fair banking and many other industry specific topics and regulations. Our training completion rates are very high related to required development (99 percent completion for required courses) and our Learning Management System (LMS) archives all development in the Corporation.

Diversity, Equity and Inclusion: We believe in attracting, retaining, and promoting a diverse workforce. Diversity, Equity and Inclusion ("DEI") initiatives are aimed at promoting the career growth and engagement of all First Merchants employees. We continue that work through our highest profile employee resource groups ("ERGs"), First Women Connections and People of Color ERGs, by promoting the development and career growth of those employees. Additionally, we have created a DEI Employee Community, which hosts bi-weekly calls that are attended by over 100 employees. Our DEI Steering Committee provides guidance on all DEI efforts.

Talent Assessment, Succession Planning and Career Path: Nearly 1,000 of our employees participated in our annual Calibration Process (9 Box Talent Assessment) with the goal of identifying specific development action plans to help retain employees with high potential and performance, increase job satisfaction and improve productivity. Talent calibration supports succession and career planning for the Corporation.

PART I: ITEM 1. BUSINESS
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

On November 4, 2021, the Corporation and Level One Bancorp, Inc., a Michigan corporation (“Level One”), entered into an Agreement and Plan of Merger, pursuant to which Level One will, subject to the terms and conditions of the merger agreement, merge with and into the Corporation (the "Merger"), whereupon the separate corporate existence of Level One will cease and the Corporation will survive. Immediately following the Merger, Level One’s wholly owned subsidiary, Level One Bank, will be merged with and into the Bank, with the Bank as the surviving entity. The merger agreement provides that upon the effective date of the Merger, the common shareholders of Level One will be entitled to receive, for each outstanding share of Level One common stock, (a) a 0.7167 share of the Corporation’s common stock, in a tax-free exchange, and (b) a cash payment of $10.17. At the effective time of the merger, each share of 7.50 percent Non-Cumulative Perpetual Preferred Stock, Series B, of Level One outstanding immediately prior to such time will be converted into the right to receive one share of a newly created series of preferred stock of the Corporation having voting powers, preferences and special rights that are substantially identical to the Level One Series B preferred stock. The Federal Reserve and the FDIC have granted approvals in connection with the transaction. However, consummation of the Merger remains subject to the requisite approval of the holders of Level One common stock, the approval of the Indiana DFI, and satisfaction of certain customary closing conditions. The shareholders of Level One are considering the approval of the merger agreement on March 1, 2022, and the Indiana DFI expects to meet during March 2022 to consider the matter. The parties are diligently pursuing satisfaction of the other closing conditions and expect the closing to occur by early second quarter of 2022, subject to satisfaction of those conditions.

On April 1, 2021, the Bank acquired 100 percent of Hoosier Trust Company ("Hoosier") through a merger of Hoosier with and into the Bank. The consideration paid to shareholders of Hoosier at closing was $3,225,000 in cash. Details of the Hoosier acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The financial services industry continues to become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to enter and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer broader range of products and services as well as better pricing for those products and services than we can. Finally, the Bank's competitors may choose to offer lower loan interest rates and pay higher deposit rates.

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

PART I: ITEM 1. BUSINESS

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

Basel III permits banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital. This treatment is permanently grandfathered as Tier 1 capital even if the Corporation should ever exceed $15 billion in assets due to organic growth but not following certain mergers or acquisitions. As a result, while the Corporation’s total assets exceeded $15 million as of December 31, 2021, the Corporation has continued to treat its trust preferred securities as Tier 1 capital as of such date. However, under certain amendments to the “transition rules” of Basel III, if a bank holding company that held less than $15 billion of assets as of December 31, 2009 (which would include the Corporation) acquires a bank holding company with under $15 billion in assets at the time of acquisition (which would include Level One), and the resulting organization has total consolidated assets of $15 billion or more as reported on the resulting organization’s call report for the period in which the transaction occurred, the resulting organization must begin reflecting its trust preferred securities as Tier 2 capital at such time. As a result, following the consummation of the pending merger with Level One, the Corporation would begin reflecting all of its trust preferred securities as Tier 2 capital in the period the transaction closes.

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

Historically, the regulation and monitoring of a bank and bank holding company's liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, is now required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

In April 2020, federal banking regulators modified the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program by allowing PPP loans to receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2021, risk-weighted assets included $106.6 million of PPP loans at a zero risk weight. See “- COVID-19 and Related Legislative and Regulatory Actions” below for additional information on the PPP.

The following are the Corporation’s regulatory capital ratios as of December 31, 2021:

	Corporation	Basel III Minimum Capital Required
Total risk-based capital to risk-weighted assets	13.92%	10.50%
Tier 1 capital to risk-weighted assets	12.09%	8.50%
Common equity tier 1 capital to risk-weighted assets	11.68%	7.00%
Tier 1 capital to average assets	9.30%	4.00%

Impact of CECL Implementation on Regulatory Capital

As discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the FASB issued the “current expected credit losses” (“CECL”) accounting standard in 2016 to address concerns relating to the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the CECL model. While the original implementation date of the CECL model was January 1, 2020, the CARES Act and a related joint statement of federal banking regulators provided financial institutions with optional temporary relief from having to comply with implementation of the CECL standard. This temporary relief was set to expire on December 31, 2020. However, the 2021 Consolidated Appropriations Act (the “2021 CAA”), which was signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to, effectively, January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the 2021 CAA, the Corporation elected to adopt CECL on January 1, 2021. This allowed the Corporation to utilize the CECL standard for the entire year of 2021, while its 2019 and 2020 financial statements were prepared under the incurred loss model.

PART I: ITEM 1. BUSINESS

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the 2021 CAA provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption will be fully reflected in regulatory capital on January 1, 2024.

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

PART I: ITEM 1. BUSINESS

As of December 31, 2021, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

Dividend Limitations

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2021, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $194,434,000.

Brokered Deposits

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors. The Corporation and the Bank were well capitalized as of December 31, 2021.

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

PART I: ITEM 1. BUSINESS

COVID-19 and Related Legislative and Regulatory Actions

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide emergency economic relief measures including, among others, the following:

Paycheck Protection Program. The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of December 31, 2021, the Corporation had $106.6 million of PPP loans outstanding compared to the December 31, 2020 balance of $667.1 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.

Loan Modifications and Troubled Debt Restructures. The CARES Act, as amended by the 2021 CAA, allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant.

Regulatory Capital. The CARES Act, the 2021 CAA, and certain actions by federal banking regulators resulted in modifications to, or delays in implementation of, various regulatory capital rules applicable to banking organizations. See “- Capital Adequacy Guidelines for Bank Holding Companies (Basel III)” above for additional information.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2021			2020			2019
Assets:
Interest-bearing deposits	$521,637	$634	0.12%	$319,686	$938	0.29%	$211,683	$4,225	2.00%
Federal Home Loan Bank stock	28,736	597	2.08	28,736	1,042	3.63	25,645	1,370	5.34
Investment Securities: (1)
Taxable	1,751,910	29,951	1.71	1,282,827	24,440	1.91	1,101,247	27,815	2.53
Tax-exempt (2)	2,106,180	70,039	3.33	1,440,913	53,596	3.72	987,006	40,070	4.06
Total investment securities	3,858,090	99,990	2.59	2,723,740	78,036	2.87	2,088,253	67,885	3.25
Loans held for sale	19,190	747	3.89	18,559	781	4.21	18,402	780	4.24
Loans: (3)
Commercial (6)	6,818,968	276,368	4.05	6,755,215	286,773	4.25	5,631,146	306,139	5.44
Real estate mortgage	916,314	34,783	3.80	889,083	40,002	4.50	811,188	37,782	4.66
Installment	683,925	26,111	3.82	718,815	30,708	4.27	701,459	38,071	5.43
Tax-exempt (2)	732,253	27,987	3.82	669,483	27,194	4.06	527,995	22,238	4.21
Total loans	9,170,650	365,996	3.99	9,051,155	385,458	4.26	7,690,190	405,010	5.27
Total earning assets	13,579,113	467,217	3.44%	12,123,317	465,474	3.84%	10,015,771	478,490	4.78%
Total non-earning assets	1,251,284			1,342,952			1,075,549
Total Assets	$14,830,397			$13,466,269			$11,091,320
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$4,769,482	$14,512	0.30%	$4,009,566	$20,239	0.50%	$3,070,861	$33,921	1.10%
Money market deposit accounts	2,351,803	3,203	0.14	1,769,478	7,810	0.44	1,300,064	14,111	1.09
Savings deposits	1,754,972	1,886	0.11	1,534,069	3,641	0.24	1,242,468	9,464	0.76
Certificates and other time deposits	783,733	3,718	0.47	1,346,967	20,050	1.49	1,673,292	34,089	2.04
Total interest-bearing deposits	9,659,990	23,319	0.24	8,660,080	51,740	0.60	7,286,685	91,585	1.26
Borrowings	639,791	12,633	1.97	768,238	14,641	1.91	644,729	17,160	2.66
Total interest-bearing liabilities	10,299,781	35,952	0.35	9,428,318	66,381	0.70	7,931,414	108,745	1.37
Noninterest-bearing deposits	2,516,241			2,068,026			1,495,949
Other liabilities	147,743			144,790			94,342
Total Liabilities	12,963,765			11,641,134			9,521,705
Stockholders' Equity	1,866,632			1,825,135			1,569,615
Total Liabilities and Stockholders' Equity	$14,830,397	35,952		$13,466,269	66,381		$11,091,320	108,745
Net Interest Income (FTE)		$431,265			$399,093			$369,745
Net Interest Spread (FTE) (4)			3.09%			3.14%			3.41%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.44%			3.84%			4.78%
Interest Expense / Average Earning Assets			0.26%			0.55%			1.09%
Net Interest Margin (FTE) (5)			3.18%			3.29%			3.69%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2021, 2020 and 2019. These totals equal $20,585, $16,966 and $13,085, respectively.

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

(6) Commercial loans included $106.6 million and $667.1 million of Paycheck Protection Program ("PPP") loans at December 31, 2021 and 2020, respectively.

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

	2021 Compared to 2020 Increase (Decrease) Due To			2020 Compared to 2019 Increase (Decrease) Due To			2019 Compared to 2018 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$412	$(716)	$(304)	$1,467	$(4,754)	$(3,287)	$2,026	$(42)	$1,984
Federal Home Loan Bank stock	—	(445)	(445)	151	(479)	(328)	57	79	136
Investment securities	29,977	(8,023)	21,954	18,895	(8,744)	10,151	15,799	(1,801)	13,998
Loans held for sale	26	(60)	(34)	7	(6)	1	301	(61)	240
Loans	4,223	(23,651)	(19,428)	65,095	(84,648)	(19,553)	35,993	7,463	43,456
Totals	34,638	(32,895)	1,743	85,615	(98,631)	(13,016)	54,176	5,638	59,814
Interest Expense:
Interest-bearing deposit accounts	3,344	(9,071)	(5,727)	8,341	(22,023)	(13,682)	6,779	9,565	16,344
Money market deposit accounts	1,997	(6,604)	(4,607)	3,951	(10,252)	(6,301)	1,423	5,967	7,390
Savings deposits	465	(2,220)	(1,755)	1,832	(7,655)	(5,823)	983	3,251	4,234
Certificates and other time deposits	(6,211)	(10,121)	(16,332)	(5,896)	(8,143)	(14,039)	2,504	9,571	12,075
Borrowings	(2,521)	513	(2,008)	2,911	(5,430)	(2,519)	(1,877)	1,492	(385)
Totals	(2,926)	(27,503)	(30,429)	11,139	(53,503)	(42,364)	9,812	29,846	39,658
Change in net interest income (fully taxable equivalent basis)	$37,564	$(5,392)	32,172	$74,476	$(45,128)	29,348	$44,364	$(24,208)	20,156
Tax equivalent adjustment using marginal rate of 21% for 2021, 2020 and 2019			(3,619)			(3,881)			(2,353)
Change in net interest income			$28,553			$25,467			$17,803

INVESTMENT SECURITIES

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

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale at the dates.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
U.S. Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$43,437	$1,571	$—	$45,008
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	591,210	20,984	103	612,091
Corporate obligations	4,031	104	—	4,135
Total available for sale	$1,807,389	$112,079	$349	$1,919,119

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2019
U.S. Government-sponsored agency securities	$38,529	$346	$—	$38,875
State and municipal	859,511	41,092	807	899,796
U.S. Government-sponsored mortgage-backed securities	842,349	10,378	1,404	851,323
Corporate obligations	31	—	—	31
Total available for sale	$1,740,420	$51,816	$2,211	$1,790,025

PART I: ITEM 1. BUSINESS

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity at the dates.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	$145,398	$—	$145,398	$347	$220	$145,525
State and municipal	619,927	—	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	460,843	—	460,843	17,552	—	478,395
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,227,668	$—	$1,227,668	$52,877	$252	$1,280,293

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2019
U.S. Government-sponsored agency securities	$15,619	$—	$15,619	$1	$37	$15,583
State and municipal	354,115	—	354,115	15,151	107	369,159
U.S. Government-sponsored mortgage-backed securities	434,804	—	434,804	6,921	401	441,324
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$806,038	$—	$806,038	$22,073	$545	$827,566

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of December 31, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

PART I: ITEM 1. BUSINESS

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2021		2020		2019
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$28,736	2.1%	$28,736	3.6%	$28,736	4.8%
Total	$28,736	2.1%	$28,736	3.6%	$28,736	4.8%

The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2021, 2020 or 2019 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2021 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2021
U.S. Treasury	$999	0.1%	$—	—%	$—	—%
U.S. Government-sponsored agency securities	1,133	1.8%	384	2.7%	9,911	1.4%
State and municipal	4,833	1.2%	4,925	4.1%	112,657	3.6%
Corporate obligations	—	—%	—	—%	4,248	5.0%
	$6,965	1.2%	$5,309	4.0%	$126,816	3.5%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	—%	$—	—%	$999	0.1%
U.S. Government-sponsored agency securities	83,708	1.7%	—	—%	95,136	1.6%
State and municipal	1,454,117	3.3%	—	—%	1,576,532	3.3%
U.S. Government-sponsored mortgage-backed securities	—	—%	667,605	2.0%	667,605	5.0%
Corporate obligations	31	—%	—	—%	4,279	2.0%
	$1,537,856	3.2%	$667,605	2.0%	$2,344,551	2.8%

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$—	—%	$—	—%	$90,579	1.1%
State and municipal	5,471	4.2%	30,272	4.3%	86,624	3.8%
Foreign investment	1,500	2.9%	—	—%	—	—%
	$6,971	3.9%	$30,272	4.3%	$177,203	2.4%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$280,878	1.5%	$—	—%	$371,457	1.4%
State and municipal	934,934	2.9%	—	—%	1,057,301	3.0%
U.S. Government-sponsored mortgage-backed securities	—	—%	749,789	2.4%	749,789	2.4%
Foreign investment	—	—%	—	—%	1,500	2.9%
	$1,215,812	2.5%	$749,789	2.4%	$2,180,047	2.5%

_____________________________

(1) Interest yields are presented on a fully taxable equivalent basis using a 21 percent tax rate.

PART I: ITEM 1. BUSINESS
LOAN PORTFOLIO

Loans are generated from customers primarily in Indiana, Illinois, Ohio, and Michigan and are typically secured by specific items of collateral, including real property, consumer assets, and business assets. The following table shows the composition of the Corporation’s loan portfolio by collateral classification, including purchased credit deteriorated loans, for the years indicated:

	2021		2020		2019		2018		2017
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$2,714,565	29.4%	$2,776,699	30.0%	$2,109,879	24.9%	$1,726,664	23.9%	$1,493,493	22.1%
Agricultural land, production and other loans to farmers	246,442	2.7	281,884	3.0	334,172	4.0	334,325	4.6	366,235	5.4
Real estate loans:
Construction	523,066	5.7	484,723	5.2	787,568	9.3	545,729	7.5	612,219	9.1
Commercial real estate, non-owner occupied	2,135,459	23.1	2,220,949	24.0	1,902,692	22.4	1,865,544	25.9	1,617,943	24.0
Commercial real estate, owner occupied	986,720	10.7	958,501	10.4	909,695	10.8	724,637	10.0	700,270	10.4
Residential	1,159,127	12.5	1,234,741	13.4	1,143,217	13.5	966,421	13.4	962,765	14.3
Home equity	523,754	5.7	508,259	5.5	588,984	7.0	528,157	7.3	514,021	7.6
Individuals' loans for household and other personal expenditures	146,092	1.5	129,479	1.5	135,989	1.6	99,788	1.4	86,935	1.3
Public finance and other commercial loans	806,636	8.7	647,939	7.0	547,114	6.5	433,202	6.0	397,318	5.8
Loans	9,241,861	100.0%	9,243,174	100.0%	8,459,310	100.0%	7,224,467	100.0%	6,751,199	100.0%
Allowance for loan/credit losses	(195,397)		(130,648)		(80,284)		(80,552)		(75,032)
Net Loans	$9,046,464		$9,112,526		$8,379,026		$7,143,915		$6,676,167

As of December 31, 2021, the Corporation had $106.6 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2020 balance of $667.1 million. PPP loans are included in the commercial and industrial loan class. Public finance and other commercial loans is primarily comprised of loans secured by states and political subdivisions in the United States.

At December 31, 2021 and 2020, the remaining fair value discount on acquired loans was $10.9 million and $23.0 million, respectively.

LOAN MATURITIES

Presented in the table below are the maturities of loans outstanding as of December 31, 2021, by collateral classification. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates. The tables classify variable rate loans pursuant to the contractual repricing dates of the underlying loans, while fixed rate loans are classified by contractual maturity date.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$2,102,726	$372,052	$239,787	$2,714,565
Agricultural land, production and other loans to farmers	101,606	101,633	43,203	246,442
Real estate loans:
Construction	473,557	23,055	26,454	523,066
Commercial real estate, non-owner occupied	1,490,316	471,372	173,771	2,135,459
Commercial real estate, owner occupied	442,515	380,221	163,984	986,720
Residential	83,871	148,745	926,511	1,159,127
Home Equity	505,916	7,882	9,956	523,754
Individuals' loans for household and other personal expenditures	43,491	70,537	32,064	146,092
Public finance and other commercial loans	37,501	17,381	751,754	806,636
Total	$5,281,499	$1,592,878	$2,367,484	$9,241,861

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$1,012,172	$2,206,265
Variable rate	580,706	161,219
Total	$1,592,878	$2,367,484

PART I: ITEM 1. BUSINESS

NON-PERFORMING ASSETS

The table below summarizes non-performing assets for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2021	2020	2019	2018	2017
Non-performing assets:
Non-accrual loans	$43,062	$61,471	$15,949	$26,148	$28,724
Renegotiated loans	329	3,240	841	1,103	1,013
Non-performing loans (NPL)	43,391	64,711	16,790	27,251	29,737
OREO and Repossessions	558	940	7,527	2,179	10,373
Non-performing assets (NPA)	43,949	65,651	24,317	29,430	40,110
Loans 90-days or more delinquent and still accruing	963	746	69	1,855	924
NPAs and loans 90-days or more delinquent	$44,912	$66,397	$24,386	$31,285	$41,034

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in the prior year, if any, is charged to the allowance for credit losses. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

At December 31, 2021, non-accrual loans totaled $43.1 million, a decrease of $18.4 million from December 31, 2020. The decrease in non-accrual loans was primarily attributed to the payoff of one senior living sector relationship totaling $23.4 million. At December 31, 2021, 2020, 2019, 2018, and 2017, non-accrual loans include assets acquired of $3.2 million, $7.9 million, $3.7 million, $0, and $4.8 million, respectively.

Other real estate owned ("OREO") at December 31, 2021 decreased $558,000 from the December 31, 2020 balance of $940,000. At December 31, 2021 and 2020, OREO did not include any acquired assets. OREO did include assets that were acquired from MBT of $136,000 as of December 31, 2019. OREO did not include any assets acquired as of the years ended 2018 and 2017, respectively.

Renegotiated loans are loans for which concessions are granted to the borrower due to deterioration in the financial condition of the borrower, resulting in the inability of the borrower to meet the original contractual terms of the loans. These concessions may include interest rate reductions, principal forgiveness, extensions of maturity date or other actions intended to minimize losses.  Certain loans restructured may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A non-accrual loan that is restructured may remain in non-accrual for a period of approximately six months until the borrower can demonstrate their ability to meet the restructured terms. A borrower's performance prior to the restructuring, as well as after, will be considered in assessing whether the borrower can meet the new terms resulting in the loan being returned to accruing status in a shorter or longer period of time than the standard six months. If the borrower’s performance under the modified terms is not reasonably assured, the loan will remain in non-accrual.

For the year ended December 31, 2021, interest income of $1.9 million was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $2.2 million would have been recognized under their loan terms.

In addition to the loans discussed above, management also identified commercial loans totaling $369.5 million as of December 31, 2021 that were deemed to be risk graded criticized. Comparatively, commercial loans risk graded criticized at December 31, 2020 totaled $518.0 million. A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse.

See additional information regarding loan credit quality in the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS
SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes the credit loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2021	2020	2019	2018	2017
Allowance for credit losses:
Balances, January 1	$130,648	$80,284	$80,552	$75,032	$66,037
Impact of adopting ASC 326	74,055	—	—	—	—
Balances, January 1, 2021 Post-ASC 326 adoption	204,703	80,284	80,552	75,032	66,037
Charge-offs:
Commercial (1)	5,849	8,536	1,732	2,316	1,383
Commercial real estate (2)	4,533	313	3,675	2,741	1,737
Construction	6	—	—	—	—
Consumer	—	643	569	749	593
Residential	—	993	645	2,177	1,315
Consumer & Residential	1,496	—	—	—	—
Total Charge-offs	11,884	10,485	6,621	7,983	5,028
Recoveries:
Commercial (3)	724	819	1,244	2,456	1,590
Commercial real estate (4)	580	431	1,289	2,525	2,260
Construction	1	—	—	—	—
Consumer	—	260	401	302	324
Residential	—	666	619	993	706
Consumer & Residential	1,273	—	—	—	—
Total Recoveries	2,578	2,176	3,553	6,276	4,880
Net Charge-offs	9,306	8,309	3,068	1,707	148
Provisions for credit losses	—	58,673	2,800	7,227	9,143
Balance at December 31	$195,397	$130,648	$80,284	$80,552	$75,032
Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.09%	0.04%	0.02%	—%

In calculating the allowance for credit losses, the loan portfolio was pooled into loan segments with similar credit risk characteristics. The Corporation pooled consumer and residential loans into one segment at adoption of CECL on January 1, 2021, but prior to adoption, consumer and residential loans were classified in separate segments. Additionally, prior to CECL adoption, construction loans were classified within the commercial real estate segment, but after CECL adoption, construction loans were classified as a separate segment. Details of the Allowance for Credit Losses and non-performing loans are discussed within the “LOAN QUALITY" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

Presented below is an analysis of the composition of the allowance for credit losses and percent of loans in each category to total loans, by collateral segment, as of the years indicated.

	2021		2020		2019		2018		2017
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$69,935	40.8%	$47,115	37.9%	$32,902	32.5%	$32,657	31.1%	$30,420	29.8%
Commercial real estate	60,665	33.8%	51,070	41.8%	28,778	45.4%	29,609	46.8%	27,343	47.0%
Construction	20,206	5.6%	—	—%	—	—%	—	—%	—	—%
Consumer	—	—%	9,648	1.4%	4,035	1.6%	3,964	1.4%	3,732	1.3%
Residential	—	—%	22,815	18.9%	14,569	20.5%	14,322	20.7%	13,537	21.9%
Consumer & Residential	44,591	19.8%	—	—%	—	—%	—	—%	—	—%
Totals	$195,397	100.0%	$130,648	100.0%	$80,284	100.0%	$80,552	100.0%	$75,032	100.0%
The primary increase in the allowance is due to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2021, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans: Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings.

CREDIT LOSS CHARGE-OFF PROCEDURES

The Corporation maintains an allowance to cover probable credit losses in its loan portfolio. The allowance is increased by the provision for credit losses and decreased by charge-offs less recoveries. All charge-offs are approved by the senior loan officers or loan committees, depending on the amount of the charge-off. and are reported to the Risk and Credit Policy Committee of the Board of Directors. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible.
___________________________

(1) Category includes the charge-offs for commercial and industrial, agricultural land, production and other loans to farmers, and other commercial loans.

(2) Category includes the charge-offs for commercial real estate, non-owner occupied and commercial real estate, owner occupied.

(3) Category includes the recoveries for commercial and industrial, agricultural land, production and other loans to farmers, and other commercial loans.

(4) Category includes the recoveries for commercial real estate, non-owner occupied and commercial real estate, owner occupied.

PART I: ITEM 1. BUSINESS

PROVISION FOR CREDIT LOSSES

Credit losses are a cost of doing business in the banking industry. Although management emphasizes the early detection and charge-off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for credit losses is charged to earnings on an anticipatory basis and recognized credit losses, net of recoveries, are deducted from the established allowance. Over time, all net credit losses are charged to earnings. Based on management’s judgment as to the appropriate level of the allowance for credit losses, the amount provided in any period may be greater or less than net credit losses for the same period. In any period, the determination of the provision for credit losses is based on management’s continuing review and evaluation of the loan portfolio. The evaluation by management includes consideration of the current forecasted economic conditions, past loan loss experience, changes in the composition of the loan portfolio, reasonable and supportable economic forecasts as well as the current condition and amount of loans outstanding. See additional information in the “PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2021, 2020 and 2019 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2021, certificates of deposit and other time deposits exceeding the FDIC insurance limit of $250,000 mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Uninsured certificates of deposit and other time deposits	$26,540	$7,226	$12,452	$4,650	$50,868
Percent	52%	14%	25%	9%	100%

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2021	2020	2019
Balance at December 31:
Federal funds purchased	$—	$—	$55,000
Securities sold under repurchase agreements (short-term portion)	181,577	177,102	187,946
Federal Home Loan Bank advances (short-term portion)	75,097	55,097	41,370
Total short-term borrowings	$256,674	$232,199	$284,316

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2021	2020	2019
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	1.4%	0.3%	1.4%
Securities sold under repurchase agreements (short-term portion)	0.2%	0.2%	0.8%
Federal Home Loan Bank advances (short-term portion)	2.1%	1.8%	1.8%
Total short-term borrowings	0.7%	0.6%	1.1%
Weighted Average Interest Rate During the Year:
Federal funds purchased	0.8%	0.9%	2.3%
Securities sold under repurchase agreements (short-term portion)	0.2%	0.3%	1.0%
Federal Home Loan Bank advances (short-term portion)	2.0%	1.9%	1.8%
Total short-term borrowings	0.7%	0.8%	1.4%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$—	$80,000	$80,000
Securities sold under repurchase agreements (short-term portion)	199,104	197,928	191,603
Federal Home Loan Bank advances (short-term portion)	75,000	131,300	163,800
Total short-term borrowings	$274,104	$409,228	$435,403
Average Amount Outstanding During the year:
Federal funds purchased	$617	$13,126	$10,810
Securities sold under repurchase agreements (short-term portion)	173,839	180,740	136,274
Federal Home Loan Bank advances (short-term portion)	64,356	67,408	89,677
Total short-term borrowings	$238,812	$261,274	$236,761

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

COVID-19, which has been identified as a pandemic by the World Health Organization and declared a national emergency in the United States, continues to cause disruption in the global economy (including the states and local economies in which we operate) and instability in financial markets. The outbreak resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures, which may be implemented again in the future, significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Corporation’s products and services has been, and may continue to be, adversely impacted. Furthermore, the pandemic has caused, and could continue to influence, the recognition of credit losses in the Corporation’s loan portfolios as our customers were and are negatively impacted by economic conditions. The Corporation’s allowance for credit losses is also subject to further change as our customers are impacted by economic fluctuations resulting from the pandemic. In addition, governmental actions taken in response to COVID-19 have resulted in decreased interest rates and yields, which have adversely impacted the Corporation’s interest margins and which may lead to decreases in the Corporation’s net interest income.

As our banking regulators encouraged us to work prudently with borrowers who are unable to meet their contractual payment obligations due to the effects of COVID-19, the Bank implemented certain hardship relief programs (including payment deferrals, fee waivers, extensions of repayment terms, and other delays in payment). As a result, the Bank has made numerous short-term loan modifications for customers who are current and otherwise not past due. As provided under the CARES Act and extended by the 2021 Consolidated Appropriations Act, these qualified loan modifications were exempt by law from classification as troubled debt restructures, as defined by GAAP, through January 1, 2022,. The potential adverse impact resulting from the inability of customers to repay loans on a timely basis remains uncertain at this time. However, the extent of such impact, as reflected in the Corporation's financial statements, may be muted by these loan modifications, which would have the effect of delaying loan loss recognition until after any applicable deferral period.

The spread of COVID-19 caused the Corporation to modify its business practices (including developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Furthermore, the Corporation’s business operations have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

The extent to which COVID-19 continues to impact the Corporation’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the pandemic, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section. While we do not yet know the full extent of the COVID-19 impact, the negative effects on the Corporation’s business, results of operations and financial condition could be material.

•As a participating lender in the Small Business Administration’s Paycheck Protection Program (the “PPP” or “program”), the Corporation and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the CARES Act established the PPP, which is administered by the SBA, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Corporation to risks relating to noncompliance with the PPP. Since the opening of the PPP, several larger banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the program. The Corporation and the Bank may be exposed to the risk of litigation: (1) from both customers and non-customers that approached the Bank in connection with PPP loans and its policies and procedures used in processing applications for the program; and (2) from agents of the PPP borrowers claiming they are entitled to a portion of the Bank's loan processing fees as a result of their assisting borrowers with their PPP loan applications. If any such litigation is filed against the Corporation or the Bank and is not resolved in a manner favorable to the Corporation or the Bank, it may result in significant financial liability or adversely affect the Corporation’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

PART I: ITEM 1A. AND ITEM 1B.

•The Corporation’s allowances for credit losses may not be adequate to cover actual losses.

The Corporation maintains allowances for credit losses for loans and debt securities to provide for defaults and nonperformance, which represent estimates of expected losses over the remaining contractual lives of the loan and debt security portfolios. These estimates are the result of the Corporation’s continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions, and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires the Corporation to make estimates of current credit risks and future trends, all of which may undergo material changes. As a result, the allowances may not be adequate to cover actual losses, and future allowances for credit losses could materially and adversely affect our financial condition, results of operations, and cash flows.

The Corporation adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as amended, on January 1, 2021, which replaced the previous “incurred loss” model for measuring credit losses with an “expected life of loan loss” model described above, referred to as the CECL model. This adoption allowed the Corporation to utilize the CECL standard for the entire year of 2021, while its 2019 and 2020 financial statements were prepared under the incurred loss model. Consistent with rules adopted by federal banking regulators, the Corporation has elected to phase in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption will be fully reflected in regulatory capital on January 1, 2024.

Adoption of the CECL methodology has substantially changed how the Corporation calculates its allowances for credit losses and the ongoing impact of the adoption is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgments. See NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. Material additions to the Corporation’s allowance through provision expense would materially decrease its net income. There can be no assurance that the Corporation’s monitoring procedures and policies will reduce certain lending risks or that the Corporation’s allowances for credit losses will be adequate to cover actual losses.

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

The ongoing COVID-19 pandemic has introduced additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of an increased remote workforce, we have increasingly relied on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of pandemic, there has been an increase in attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

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

The Corporation’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. The Corporation’s management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Corporation reporting materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Corporation’s financial condition and results, and require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowances for credit losses; the valuation of investment securities; the valuation of goodwill and intangible assets; pension accounting; and the accounting related to acquisitions. Because of the uncertainty of estimates involved in these matters, the Corporation may be required to do one or more of the following: significantly increase the allowances for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant provision for impairment of its investment securities; recognize significant impairment on its goodwill and intangible assets; significantly increase its pension liability; or modify the purchase price allocation of an acquisition. As part of its function of assisting the Corporation’s Board of Directors in discharging its responsibility of ensuring all types of risk to the organization are properly being managed, mitigated and monitored by management, the Audit Committee of the Board of Directors oversees management’s accounting policies and methods. For more information, refer to NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART I: ITEM 1A. AND ITEM 1B.

•A write-down of all or part of the Corporation’s goodwill could materially reduce its net income and net worth.

At December 31, 2021, the Corporation had goodwill of $545.4 million recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill. The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

•Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Corporation’s environmental, social and governance practices may impose additional costs on the Corporation or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for the Corporation as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

•Climate change and related legislative and regulatory initiatives may materially affect the Corporation’s business and results of operations.

The global business community has increased its political and social awareness surrounding the state of the global environment and the issue of climate change. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives related to climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change make it impossible to predict how specifically climate change may impact our financial condition and results of operations. To the extent our customers experience unpredictable and more frequent weather disasters attributed to climate change, the value of real property securing the loans in our portfolios may be negatively impacted. Additionally, if insurance obtained by our borrowers is insufficient to cover any disaster-related losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of weather disasters attributed to climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

PART I: ITEM 1A. AND ITEM 1B.

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

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. The Corporation's offices are primarily located in Indiana, Illinois, Ohio and Michigan. Worsening economic conditions in our market areas could negatively impact the financial condition, results of operations and stock price of the Corporation. For example, a prolonged economic downturn, increases in unemployment, or other events that affect household and/or corporate incomes could result in deterioration of credit quality, an increase in the allowances for credit losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

•Changes in the domestic interest rate environment could affect the Corporation’s net interest income as well as the valuation of assets and liabilities.

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. In addition to affecting profitability, changes in interest rates can impact the valuation of assets and liabilities. For example, changes in reference rates linked to financial instruments, such as the London Interbank Offered Rate ("LIBOR"), may adversely affect the value of financial instruments the Corporation holds or issues and related net interest income. Rate changes can also affect the ability of borrowers to meet obligations under variable or adjustable rate loans which in turn affect loss rates on those assets. Also, the demand for interest rate based products and services, including loans and deposit accounts, may decline resulting in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

Governments have taken unprecedented steps to partially mitigate the adverse effects of their COVID-19 containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The Federal Reserve has taken wide-ranging actions as well. Since March 15, 2020, the Federal Open Market Committee (the “FOMC”) has reduced the target range for the federal funds rate to 0 percent to 0.25 percent. The Federal Reserve also initiated a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds and other investments, and numerous facilities to support the flow of credit to households and businesses. These activities have also had the effect of suppressing long-term interest rates. While the Federal Reserve began reducing its purchase program in November 2021 and the FOMC has indicated that it will soon be appropriate to raise the target range for the federal funds rate in response to rising inflation, these past and expected activities could lead to unforeseen consequences.

•The replacement of LIBOR with an alternative reference rate could have an adverse impact on the Corporation.

In March 2021, the U.K. Financial Conduct Authority, the authority regulating LIBOR, announced that, among other things: (i) a majority of the current LIBOR rate settings would cease to exist immediately after December 31, 2021 (including the 1-week and 2-month U.S. dollar LIBOR settings); and (ii) the 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings would cease to exist after June 30, 2023. LIBOR is commonly referenced in financial contracts and the Corporation has exposure to the termination of this interest rate index in loans, derivatives, debt agreements, and other instruments.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR.

PART I: ITEM 1A. AND ITEM 1B.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, the United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Any replacement interest rate(s) may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. In addition, amending certain contracts indexed to LIBOR may require consent from impacted counterparties which could be difficult to obtain. The financial and operational impact of the transition is unknown at this time. As federal banking regulators required banks to stop originating new products using LIBOR by December 31, 2021, the Bank began primarily using SOFR in originating its indexed-based loans and other products following such date.
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

Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in the Bank’s financial condition or capital strength, and future conditions in the banking industry. As the Corporation's assets exceeded $10 billion, the method for calculating the Bank’s FDIC assessment changed. The calculation change materially increased the Corporation's FDIC assessment and the increase is expected to continue. See the “Deposit Insurance” section of “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” in Item 1: Business of this Annual Report on Form 10-K for additional information.

PART I: ITEM 1A. AND ITEM 1B.

•The banking and financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Corporation’s financial results.

The Corporation operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Corporation competes with other banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies. In addition, technology has lowered barriers to entry and made it possible for non-bank, financial technology companies to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints, greater resources and lower cost structures allowing them to aggressively price their products. Such competitive pressures make it more difficult for the Corporation to attract and retain customers across its business lines. Also, the demands of adapting to industry changes in technology and systems, on which the Corporation and financial services industry are highly dependent, could present operational issues and require capital spending.

Additionally, our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many activities for which the Corporation is engaged is intense and we may not be able to hire people and retain them. The COVID-19 pandemic, along with general economic conditions, has made it even more difficult to retain existing employees and to attract new employees. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their customer relationships, skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the scope and content of U.S. banking regulators’ policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.

•Changes in tax legislation could materially impact the Corporation’s business and financial results and the Corporation may have exposure to tax liabilities that are larger than it anticipates.

The tax laws applicable to our business activities, including the laws of the United States and the State governments where the Corporation has tax nexus, are subject to interpretation and may change over time. From time to time, legislative initiatives, such as corporate tax rate changes, which may impact our effective tax rate and could adversely affect our deferred tax assets or our tax positions or liabilities, may be enacted. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being higher than anticipated in jurisdictions that have higher statutory tax rates or by changes in tax laws, regulations or accounting principles. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

General Risk Factors

•A disaster, natural or otherwise, acts of terrorism and political or military actions taken by the United States or other governments could adversely affect the Corporation’s business, directly or indirectly.

Disasters (such as tornadoes, floods, and other severe weather conditions, pandemics, fires, and other catastrophic accidents or events) and terrorist activities and the impact of these occurrences cannot be predicted. Such occurrences could harm the Corporation’s operations and financial condition directly through interference with communications and through the destruction of facilities and operational, financial and management information systems and/or indirectly by adversely affecting economic and industry conditions. These events could prevent the Corporation from gathering deposits, originating loans and processing and controlling its flow of business by affecting borrowers, depositors, suppliers or other counterparties. The Corporation’s ability to mitigate the adverse impact of these occurrences would depend in part on the Corporation’s business continuity planning, the ability to anticipate any such event occurring, the preparedness of national or regional emergency responders, and continuity planning of parties the Corporation deals with.

•The Corporation’s stock price can be volatile.

The Corporation’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Corporation’s quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments; operating and stock price performance of other companies that investors deem comparable to the Corporation; new technology used or services offered by the Corporation’s competitors; news reports relating to trends, concerns and other issues in the banking and financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, increased inflation, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Corporation’s stock price to decrease, regardless of the Corporation’s operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

PART I: ITEM 2., ITEM 3. AND ITEM 4.

ITEM 2.  PROPERTIES.

The headquarters of the Corporation and the Bank are located at 200 East Jackson Street, Muncie, Indiana. The building is owned by the Bank.

The Bank conducts business through numerous facilities owned and leased.  Of the 109 banking offices operated by the Bank, 95 are owned and 14 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2021 was $105,655,000.

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

Mark K. Hardwick, 51, Chief Executive Officer, Corporation
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

Michael J. Stewart, 56, President, Corporation
President of the Corporation since January 2021; Executive Vice President and Chief Banking Officer of the Corporation from February 2008 to January 2021; Executive Vice President from December 2006 to February 2008 of National City Corp;  Executive Vice President and Chief Credit Officer of National City Bank of Indiana from December 2002 to December 2006.

Michele M. Kawiecki, 49, Executive Vice President and Chief Financial Officer, Corporation
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

John J. Martin, 55, Executive Vice President and Chief Credit Officer, Corporation
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

Stephan H. Fluhler, 53, Senior Vice President, Chief Information Officer, Corporation
Senior Vice President and Chief Information Officer of the Corporation since May 2014; Chief Technology Officer of the Corporation from 2004 to May 2014; Director of Technology Services and Change Management of the Corporation from December 2003 to 2004.

Steven C. Harris, 58, Senior Vice President and Director of Human Resources, Corporation
Senior Vice President and Director of Human Resources of the Corporation since November, 2016; First Vice President, Director of Talent Development of FMC from March 2016 to November 2016; Senior Vice President, Regional Retail Manager of PNC Bank from February 2015 to March 2016; Senior Vice President and Market Sales and Service Manager, PNC Bank from June 2009 to February 2015.

Chad W. Kimball, 46, Senior Vice President and Chief Risk Officer, Corporation
Senior Vice President and Chief Risk Officer of the Corporation since August 2021; Senior Vice President and Director of Risk for Huntington Bank from June 2017 to August 2021; Global Director, Regulatory Risk and Compliance for GE Aviation from December 2010 to June 2017; Senior Manager Risk and Compliance for KPMG from April 2007 to December 2010; Senior Manager Risk and Compliance for EY from June 1999 to April 2007.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the KBW Nasdaq Regional Banking Index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

Total Return Performance
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
First Merchants Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

		Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
First Merchants Corporation	$100.00	$113.63	$94.39	$117.63	$109.48	$125.90
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
KBW Nasdaq Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the Nasdaq Global Select Market under the symbol FRME. At the close of business on February 23, 2022, the number of shares outstanding was 53,820,946. There were 4,260 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2021, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October, 2021	—	$—	—	2,803,502
November, 2021	20,384	$39.88	—	2,783,138
December, 2021	96,240	$39.73	—	2,686,898

(1) Includes shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amount in November 2021 also includes 20 shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

(2) On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 646,102 shares of common stock for a total aggregate investment of $25,443,391.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	28,500	$17.14	1,340,191
Total	28,500	$17.14	1,340,191

PART II: ITEM 5. AND ITEM 6.

ITEM 6.

[Reserved]

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented in Item 8 of this Annual Report on Form 10-K. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See our cautionary “Statement Regarding Forward-Looking Statements." For a more complete discussion of the factors that could affect our future results, see “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

OVERVIEW

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 109 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

HIGHLIGHTS FOR 2021

•Net income available to stockholders for the year ended December 31, 2021 was $205.5 million compared to $148.6 million for the year ended 2020, an increase of 38.3 percent.

•Earnings per fully diluted common share for 2021 totaled $3.81 compared to $2.74 for 2020, an increase of 39.1 percent.

•The Corporation experienced organic loan growth of $566.4 million, or 6.6 percent during 2021, which when offset by a $560.5 million decline in Paycheck Protection Program (“PPP”) loans (following forgiveness by the Small Business Administration), resulted in net loan growth of $5.9 million.

•As of December 31, 2021, the Corporation had $12.7 billion in total deposits, representing a $1.4 billion increase from December 31, 2020, or 12.1 percent.

•During 2021, the Corporation repurchased 646,102 of its common shares for $25.4 million at an average price of $39.38.

•During the second quarter of 2021, the Corporation completed its previously-announced banking delivery transformation strategy, which included the consolidation of seventeen banking centers across its footprint.

•On April 1, 2021, the Bank acquired 100 percent of Hoosier Trust Company (“Hoosier”) through a merger of Hoosier with and into the Bank. The consideration paid to shareholders of Hoosier at closing was $3,225,000 in cash. Prior to the acquisition, Hoosier was an Indiana corporate trust company, headquartered in Indianapolis, Indiana, with approximately $290 million in assets under management. Hoosier’s sole office is now being operated by the Bank as a limited service trust office.

•On November 4, 2021, the Corporation and Level One Bancorp, Inc., a Michigan corporation (“Level One”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Level One will, subject to the terms and conditions of the Merger Agreement, merge with and into the Corporation (the “Merger”), whereupon the separate corporate existence of Level One will cease and the Corporation will survive. Immediately following the Merger, Level One's wholly owned subsidiary, Level One Bank, will be merged with and into the Bank, with the Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the Merger becoming effective, the common shareholders of Level One will be entitled to received, for each outstanding share of Level One common stock, (a) a 0.7167 share (the “Exchange Ratio”) of the Corporation’s common stock, in a tax-free exchange, and (b) a cash payment of $10.17. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement.

Based on the number of shares of Level One common stock currently outstanding, the Corporation expects to issue approximately 5.5 million shares of its common stock, and pay approximately $77.7 million in cash, in exchange for all the issued and outstanding shares of Level One common stock. In addition, the Corporation expects to issue 10,000 shares of a newly created 7.5% non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. Based on the closing price of First Merchants’ common stock on November 3, 2021, of $43.50 per share, the implied value for a share of Level One common stock is $41.35. The aggregate transaction value is estimated at approximately $323.5 million.
The Federal Reserve and the FDIC have granted approvals in connection with the transaction. However, consummation of the Merger remains subject to the requisite approval of the holders of Level One common stock, the approval of the Indiana DFI, and satisfaction of certain customary closing conditions. The shareholders of Level One are considering the approval of the Merger Agreement on March 1, 2022, and the Indiana DFI expects to meet during March 2022 to consider the matter. The parties are diligently pursuing satisfaction of the other closing conditions and expect the closing to occur by early second quarter of 2022, subject to satisfaction of those conditions.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 AND RELATED LEGISLATIVE AND REGULATORY ACTIONS

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide emergency economic relief measures including, among others, the following:

Paycheck Protection Program. The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of December 31, 2021, the Corporation had $106.6 million of PPP loans outstanding compared to the December 31, 2020 balance of $667.1 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program

Loan Modifications and Troubled Debt Restructures. The CARES Act, as amended by the 2021 Consolidated Appropriations Act (the "2021 CAA"), allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant.

Regulatory Capital. The CARES Act, the 2021 CAA, and certain actions by federal banking regulators resulted in modifications to, or delays in implementation of, various regulatory capital rules applicable to banking organizations. For additional information, see “Regulatory Capital” under the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING ESTIMATE

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. For a complete discussion of the Corporation’s significant accounting policies and the adoption of ASC Topic 326, Financial Instruments – Credit Losses, see NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As discussed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the allowance for credit losses on loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, the Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond management’s control, which includes, but is not limited to, the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

RESULTS OF OPERATIONS - 2021

Net income available to stockholders for the year ended December 31, 2021 was $205.5 million compared to $148.6 million for the year ended 2020. Earnings per fully diluted common share for 2021 totaled $3.81 compared to $2.74 for 2020.

As of December 31, 2021, total assets equaled $15.5 billion, an increase of $1.4 billion, or 9.9 percent, from December 31, 2020. The Corporation experienced organic loan growth of $566.4 million, or 6.6 percent during 2021. This was offset by SBA forgiveness of PPP loans of $560.5 million, resulting in net loan growth of $5.9 million from December 31, 2020. At December 31, 2021, the Corporation's PPP loan portfolio, primarily included in the commercial and industrial loan class, totaled $106.6 million, a decrease of $560.5 million from the December 31, 2020 balance of $667.1 million.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The largest loan classes that experienced increases from December 31, 2020 were public finance and other commercial loans, real estate construction loans and commercial real estate (owner occupied) loans. As noted above, PPP loans, which are primarily included in the commercial and industrial loan class, decreased $560.5 million from December 31, 2020, and when coupled with organic commercial and industrial loan growth of $498.4 million, the net decrease in the commercial and industrial loan class was $62.1 million. Other loan classes that experienced significant decreases from December 31, 2020 were commercial real estate (non-owner occupied) loans, residential real estate loans and agricultural land, production and other loans to farmers. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total investment securities increased $1.4 billion, or 43.8 percent, from December 31, 2020. The Corporation purchased investment securities by utilizing excess liquidity from deposit growth, which was held in interest-bearing deposits and cash and cash equivalents, in addition to liquidity from SBA forgiveness of PPP loans. Additional details of the Corporation's investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s allowance for credit losses - loans totaled $195.4 million as of December 31, 2021 and equaled 2.11 percent of total loans. The Corporation adopted the current expected credit losses ("CECL") model for calculating the allowance for credit losses on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. The impact of the adoption was an increase to the Allowance for Credit Losses - Loans of $74.1 million. Additional details of the Allowance methodology are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation did not recognize any provision expense during the year ended December 31, 2021, compared to provision expense of $58.7 million for the year ended 2020. The provision expense taken in 2020 primarily reflected the Corporation's view of increased credit risk related to the COVID-19 pandemic. The Corporation recognized net charge-offs during 2021 of $9.3 million, compared to $8.3 million in 2020. Non-accrual loans totaled $43.1 million, a decrease of $18.4 million from December 31, 2020, resulting in a coverage ratio of 453.8 percent. Additional details of the Corporation's credit quality are discussed within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation’s tax asset, deferred and receivable increased from $12.3 million at December 31, 2020 to $35.6 million at December 31, 2021. The Corporation’s net deferred tax asset increased from $4.3 million at December 31, 2020 to $24.3 million at December 31, 2021. The $20.0 million increase in the Corporation’s net deferred tax asset was due to a combination of an increase in deferred tax assets and a decrease in deferred tax liabilities. The largest deferred tax asset increases were associated with the tax effect of the implementation and accounting for CECL of $21.1 million and accounting for unrealized gains and losses on available for sale securities of $7.5 million. Offsetting the increases to the net deferred tax asset were net deferred tax decreases associated with accounting for loan fees and accounting for pensions and employee benefits of $2.3 million and $3.3 million, respectively.

The Corporation's other assets decreased $5.9 million from December 31, 2020. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts decreased $33.2 million and $34.4 million, respectively, from December 31, 2020. The decreases in valuations are due to higher yield curve rates across the entire term point spectrum. The higher interest rates are the result of higher inflation expectations, current increases in short-term rate trajectories, Federal Reserve tapering and increases in term premiums. Offsetting the decrease in the Corporation's derivative asset was an increase in the Corporation's prepaid pension of $12.1 million and investments in community redevelopment funds of $7.4 million.

As of December 31, 2021, total deposits equaled $12.7 billion, an increase of $1.4 billion from December 31, 2020. The Corporation experienced increases from December 31, 2020 in demand and savings accounts of $883.0 million and $673.1 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $142.2 million and $42.9 million, respectively, from December 31, 2020. The low interest rate environment has resulted in customers moving funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Total borrowings decreased $50.7 million as of December 31, 2021, compared to December 31, 2020. Federal Home Loan Bank advances decreased $55.4 million compared to December 31, 2020 as the Corporation utilized excess liquidity from deposit growth to pay off maturing advances. Additionally, securities sold under repurchase agreements increased by $4.5 million.

The Corporation's other liabilities as of December 31, 2021 increased $29.2 million compared to December 31, 2020. As part of the CECL adoption on January 1, 2021, the Corporation recorded a $20.5 million allowance for credit losses on off-balance sheet credit exposures as a liability account. This amount represents expected credit losses over the contractual period for which the Corporation is exposed to credit risk resulting from a contractual obligation to extend credit. The Corporation also accrued $46.1 million of trade date accounting related to loan and investment securities purchases as of December 31, 2021, of which, the accrual was $6.2 million as of December 31, 2020. Additionally, as noted above, the derivative hedge liability decreased $34.4 million from December 31, 2020.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized.” Details of the Corporation's stock repurchase program and regulatory capital ratios are discussed within the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - 2020

Net income available to stockholders for the year ended December 31, 2020 was $148.6 million compared to $164.5 million during the same period in 2019. Earnings per fully diluted common share for 2020 totaled $2.74 compared to $3.19 during the same period in 2019.

As of December 31, 2020, total assets equaled $14.1 billion, an increase of $1.6 billion, or 12.9 percent, from December 31, 2019. The Corporation's total loan portfolio increased $778.8 million, or 9.2 percent from December 31, 2019. At December 31, 2020, the Corporation's PPP loan portfolio totaled $667.1 million, net of $12.5 million of deferred processing fee income and costs, which were primarily included in the commercial and industrial loan class. Other loan segments that experienced large increases from December 31, 2019 were commercial real estate, non-owner occupied and public finance and other commercial loans. The largest loan segments that experienced a decrease were real estate construction and home equity loans. Additional details of the changes in the Corporation's loans are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "LOAN QUALITY" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation’s allowance for loan losses totaled $130.6 million as of December 31, 2020 and equaled 1.41 percent of total loans. For the year ended December 31, 2020, the Corporation's provision expense and net charge-offs were $58.7 million and $8.3 million, respectively, compared to provision expense and net charge-offs of $2.8 million and $3.1 million during the same period in 2019. For the year ended December 31, 2020, there were charge-offs greater than $500,000 on two commercial relationships, which totaled $7.3 million. The largest of the two charge-offs was $6.7 million for a university apparel relationship. For the same period in 2019, there were two commercial charge-offs greater than $500,000 which totaled $3.6 million. The increase in the allowance for loan losses and provision expense primarily reflects our view of increased credit risk related to the COVID-19 pandemic. Additional details of the changes in the Corporation's allowance for loan losses are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Non-accrual loans totaled $61.5 million at December 31, 2020, an increase of $45.6 million from the December 31, 2019 balance of $15.9 million. The increase in non-accrual loan balances during 2020 was primarily due to four non-owner occupied commercial real estate properties, in the senior and assisted living industry, moving to non-accrual. The total reported balance of these four loans was $40.0 million. Additional details of the Allowance for Loan Losses and non-performing loans are discussed within the “LOAN QUALITY" and "PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 79.0 percent of revenues for the year ended December 31, 2021. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2021, 2020, and 2019, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

Net interest margin, on a tax equivalent basis, decreased 11 basis points to 3.18 percent for 2021 compared to 3.29 percent in 2020. For the year ended December 31, 2021, the increase in average earning assets of $1.5 billion was primarily attributable to an increase in investment securities of $1.1 billion. Additionally, since the beginning of the PPP in April 2020, the Bank originated over $1.2 billion of PPP loans which averaged $433.7 million in 2021 and $601.8 million in 2020. The Corporation's organic loan growth offset the decline in PPP loans and resulted in an increase in average loans of $119.5 million. The liquidity generated from the SBA forgiveness of PPP loans, coupled with excess liquidity generated from deposit growth, resulted in the Corporation's utilization of the liquidity for organic loan growth and investment securities purchases.

Asset yields decreased 40 basis points FTE in 2021 compared to 2020. This decrease was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19. Additionally, one-month LIBOR also saw a significant decline from January 1, 2020 of 1.73 percent to December 31, 2021 of 0.10 percent. The yield of the investment portfolio decreased 28 basis points compared to the same period in 2020 as the current year purchases had a lower yield than the historic yield of the portfolio. The loan portfolio, which generally has an average yield higher than the investment portfolio, was 67.5 percent of earning assets in 2021 compared to 74.7 percent in 2020. Average investment securities were 28.4 percent of total earning assets compared to 22.5 percent in 2020. The PPP loans originated in 2021 and 2020 were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $26.5 million in 2021, compared to $16.2 million in 2020, which is included in interest income.

The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $7.3 million, which accounted for 5 basis points of net interest margin for the year ended December 31, 2021. Comparatively, the Corporation recognized $13.5 million of fair value accretion income, which accounted for 11 basis points of net interest margin for the year ended December 31, 2020.

Interest costs decreased 35 basis points, which mitigated a majority of the decrease in asset yields and resulted in only a 5 basis point FTE decrease in net interest spread as compared to the same period in 2020. Interest costs have decreased as management aggressively moved deposit rates down as wholesale funding rates declined and market conditions allowed. Interest-bearing deposits and borrowing costs for the twelve months ended December 31, 2021 were 0.24 percent and 1.97 percent, respectively, compared to 0.60 percent and 1.91 percent, respectively, during the same period in 2020. Average borrowings decreased $128 million from 2020 as excess liquidity was used to payoff maturing FHLB advances. Average non-interest bearing deposits increased $448.2 million and equated to 20.7 percent of total deposits, compared to 19.3 percent in 2020. This increase, combined with the decrease in interest rates on interest-bearing deposits and debt repayments, resulted in a total cost of funds of 35 basis points compared to 70 basis points in 2020.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2020, the increases in net interest income and average earning assets were primarily attributable to an increase in loans and investment securities portfolio. Asset yields decreased 94 basis point FTE and interest costs decreased 67 basis points, resulting in a 27 basis point FTE decrease in net interest spread as compared to 2019. The decrease in asset yields was primarily a result of the FOMC's interest rate decreases of 50 basis points on March 3, 2020 and 100 basis points on March 16, 2020 at the Committee's special meetings related to COVID-19, and the decline in one-month LIBOR from December 31, 2019 to December 31, 2020 of 162 basis points. The PPP loans originated in 2020 were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $16.2 million during 2020, which is included in interest income and had a positive impact to net interest margin of 2 basis points for 2020.

Average earning assets increased 2.1 billion in 2020 compared to 2019 primarily due to the September 1, 2019 MBT acquisition being included in the 2020 average balances for an entire year compared to only four months in 2019. Additionally, the Bank originated over $900 million of PPP loans which averaged $601.8 million for the year. The increase in the investment securities portfolio was the result of excess liquidity generated from growth in deposits and wholesale funding being used to invest in the bond portfolio. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $13.5 million, which accounted for 11 basis points of net interest margin for the year ended December 31, 2020. Comparatively, the Corporation recognized $12.0 million of fair value accretion income, which accounted for 12 basis points of net interest margin for the year ended December 31, 2019.

Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2021.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2021			2020			2019
Assets:
Interest-bearing deposits	$521,637	$634	0.12%	$319,686	$938	0.29%	$211,683	$4,225	2.00%
Federal Home Loan Bank stock	28,736	597	2.08	28,736	1,042	3.63	25,645	1,370	5.34
Investment Securities: (1)
Taxable	1,751,910	29,951	1.71	1,282,827	24,440	1.91	1,101,247	27,815	2.53
Tax-exempt (2)	2,106,180	70,039	3.33	1,440,913	53,596	3.72	987,006	40,070	4.06
Total investment securities	3,858,090	99,990	2.59	2,723,740	78,036	2.87	2,088,253	67,885	3.25
Loans held for sale	19,190	747	3.89	18,559	781	4.21	18,402	780	4.24
Loans: (3)
Commercial (6)	6,818,968	276,368	4.05	6,755,215	286,773	4.25	5,631,146	306,139	5.44
Real estate mortgage	916,314	34,783	3.80	889,083	40,002	4.50	811,188	37,782	4.66
Installment	683,925	26,111	3.82	718,815	30,708	4.27	701,459	38,071	5.43
Tax-exempt (2)	732,253	27,987	3.82	669,483	27,194	4.06	527,995	22,238	4.21
Total loans	9,170,650	365,996	3.99	9,051,155	385,458	4.26	7,690,190	405,010	5.27
Total earning assets	13,579,113	467,217	3.44%	12,123,317	465,474	3.84%	10,015,771	478,490	4.78%
Total non-earning assets	1,251,284			1,342,952			1,075,549
Total Assets	$14,830,397			$13,466,269			$11,091,320
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$4,769,482	$14,512	0.30%	$4,009,566	$20,239	0.50%	$3,070,861	$33,921	1.10%
Money market deposit accounts	2,351,803	3,203	0.14	1,769,478	7,810	0.44	1,300,064	14,111	1.09
Savings deposits	1,754,972	1,886	0.11	1,534,069	3,641	0.24	1,242,468	9,464	0.76
Certificates and other time deposits	783,733	3,718	0.47	1,346,967	20,050	1.49	1,673,292	34,089	2.04
Total interest-bearing deposits	9,659,990	23,319	0.24	8,660,080	51,740	0.60	7,286,685	91,585	1.26
Borrowings	639,791	12,633	1.97	768,238	14,641	1.91	644,729	17,160	2.66
Total interest-bearing liabilities	10,299,781	35,952	0.35	9,428,318	66,381	0.70	7,931,414	108,745	1.37
Noninterest-bearing deposits	2,516,241			2,068,026			1,495,949
Other liabilities	147,743			144,790			94,342
Total Liabilities	12,963,765			11,641,134			9,521,705
Stockholders' Equity	1,866,632			1,825,135			1,569,615
Total Liabilities and Stockholders' Equity	$14,830,397	35,952		$13,466,269	66,381		$11,091,320	108,745
Net Interest Income (FTE)		$431,265			$399,093			$369,745
Net Interest Spread (FTE) (4)			3.09%			3.14%			3.41%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.44%			3.84%			4.78%
Interest Expense / Average Earning Assets			0.26%			0.55%			1.09%
Net Interest Margin (FTE) (5)			3.18%			3.29%			3.69%
(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2021, 2020 and 2019. These totals equal $20,585, $16,966 and $13,085, respectively.

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

(6) Commercial loans included $106.6 million and $667.1 million of Paycheck Protection Program ("PPP") loans at December 31, 2021 and 2020, respectively.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-INTEREST INCOME

Non-interest income totaled $109.3 million in 2021, a decrease of $0.6 million, or 0.5 percent, from 2020. Customer related fees increased $2.6 million in 2021 compared to 2020 with the largest increase of $4.6 million attributable to fiduciary and wealth management fees of which $3.6 million was organic growth and $1.0 million resulted from the acquisition of Hoosier Trust Company. Details of the Hoosier Trust Company acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Additionally, service charges on deposit accounts increased $2.6 million due to both continued organic growth in the deposit customer base and a lesser impact from the COVID-19 pandemic on customer activity than in 2020. Finally, net gains and fees on sales of loans increased $1.4 million during 2021 as volume remained strong and was enhanced by a gain of $2.9 million from a $76.1 million portfolio mortgage loan sale.

The largest offsetting decreases in customer related fees, when comparing 2021 to 2020, were a $3.1 million decline in derivative hedge fees, and a $2.9 million decline in card payment fees that resulted from the first full year impact of the Durbin Amendment to the Dodd-Frank Act, which became effective for the Bank on July 1, 2020.

The largest non-customer related increase in non-interest income, when comparing 2021 to 2020, was a $2.1 million increase in gains on life insurance benefits resulting from BOLI death benefits. Finally, the largest non-customer related decrease was $6.2 million less net realized gains on sales of available for sale securities in 2021 than 2020.

Non-interest income totaled $109.9 million in 2020, an increase of $23.2 million, or 26.8 percent, over 2019. The low mortgage interest rate environment and larger customer base resulting from the MBT acquisition on September 1, 2019 combined to produce an increase of $10.4 million in net gains and fees on sales of loans. Additionally, the larger customer base from the MBT acquisition, in addition to organic growth, resulted in increases in fiduciary and wealth management fees and derivative hedge fees totaling $6.2 million and $1.6 million, respectively. Finally, net realized gains on the sale of available for sale securities increased $7.5 million when compared to 2019.

These increases were partially offset by a decrease in service charges on deposit accounts of $2.0 million mainly due to higher than normal customer deposit balances as a result of stimulus funds received in response to the COVID-19 pandemic. This resulted in significantly lower non-sufficient funds and overdraft fees when compared to 2019. Additionally, card payment fee income decreased $0.7 million when compared to 2019. While the larger customer base resulting from the MBT acquisition and organic growth resulted in increased transaction volume, the cap placed on interchange fee income as a result of the Durbin Amendment to the Dodd-Frank Act became effective for the Bank July 1, 2020 and resulted in less interchange revenue.

NON-INTEREST EXPENSES

Non-interest expense totaled $279.2 million in 2021, an increase of $15.8 million, or 6.0 percent, over 2020. The largest contributing factor was an $11.1 million increase in salaries and employee benefits primarily due to higher salary and incentive expenses based upon current year financial results along with higher employee benefit costs primarily from rising health insurance costs.

Additionally, other outside data processing fees increased $3.9 million in 2021, when compared to 2020, primarily due to increased loan processing expense and digital platform delivery expenses in 2021, primarily due to the deployment of online account origination technology. Also, the Corporation recorded reduced expense in 2020 from the sunsetting of a debit rewards program. Also, professional and other outside services increased $3.0 million in 2021 as projects that were delayed in 2020 due to the onset of the COVID-19 pandemic were resumed. The Corporation also recorded $0.5 million of expense directly related to the pending Level One Bancorp, Inc. merger. Details of the merger can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Finally, other expenses increased $1.3 million primarily due to a $1.4 million increase in amortization of mortgage servicing rights as the mortgage servicing portfolio increased in 2021 as a result of the $76.1 million portfolio mortgage loan sale and an increase in held for sale loans being sold with servicing rights retained.

Offsetting the increases detailed above was a decline of $3.4 million in 2021 from 2020 in net occupancy. The decline was primarily driven by elevated expense in 2020, which included a charge of $3.8 million in net occupancy related to the consolidation of seventeen banking centers.

Non-interest expense totaled $263.4 million in 2020, an increase of $16.6 million, or 6.7 percent, over 2019. The increase was driven by 2020 having a full-year of expense from the larger franchise and growth in customer base resulting from the MBT acquisition when compared to 2019 only containing four months of activity. While the Corporation experienced increases in several non-interest expense categories the largest increase was in salaries and employee benefits which increased by $11.9 million compared to 2019. Net occupancy and equipment expenses reflected increases of $7.2 million and $3.1 million, respectively. In addition to the full-year impact of the larger franchise, the Corporation recorded $4.5 million of expenses in these two categories related to the recent announcement of the consolidation of seventeen banking centers.

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

INCOME TAX EXPENSE

Income tax expense in 2021 was $35.3 million on pre-tax income of $240.8 million, or 14.6 percent. For 2020, income tax expense was $21.4 million on pre-tax income of $170.0 million, or 12.6 percent. The lower effective income tax rate in 2020 compared to 2021 was primarily driven by two factors. The first factor was an abnormally high level of loan provision expense in 2020 as a result of the economic impact of the COVID-19 pandemic. Second, the CARES Act from 2020 provided for the carryback of certain federal net operating losses to a prior period with a rate differential between the 2020 statutory rate of 21 percent and the rate in effect during the carryback year. Additionally, an increase in state taxes in 2021 contributed to the increase in the effective tax rate. The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 19. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Additional income tax expense details are discussed within the “INCOME TAXES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. .

CAPITAL

Stockholders' Equity

As discussed previously, the Corporation adopted the current expected credit losses ("CECL") model for calculating the allowance for credit losses on January 1, 2021. CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, of $68.0 million. See additional details of the Corporation's CECL adoption in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OR SIGNIFICANT ACCOUNTING POLICIES and NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. During 2021, the Corporation repurchased 646,102 of its common shares for $25.4 million at an average price of $39.38.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2021, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the 2021 CAA provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption will be fully reflected in regulatory capital on January 1, 2024.

The Corporation's and Bank's actual and required capital ratios as of December 31, 2021 and December 31, 2020 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,582,481	13.92%	$1,193,840	10.50%	N/A	N/A
First Merchants Bank	1,453,358	12.74	1,197,515	10.50	$1,140,490	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,374,240	12.09%	$966,442	8.50%	N/A	N/A
First Merchants Bank	1,309,685	11.48	969,417	8.50	$912,392	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,327,634	11.68%	$795,893	7.00%	N/A	N/A
First Merchants Bank	1,309,685	11.48	798,343	7.00	$741,319	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,374,240	9.30%	$590,758	4.00%	N/A	N/A
First Merchants Bank	1,309,685	8.88	589,994	4.00	$737,493	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,475,551	14.36%	$1,079,015	10.50%	N/A	N/A
First Merchants Bank	1,412,805	13.70	1,082,430	10.50	$1,030,886	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,282,070	12.48%	$873,488	8.50%	N/A	N/A
First Merchants Bank	1,283,922	12.45	876,253	8.50	$824,708	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,235,702	12.02%	$719,343	7.00%	N/A	N/A
First Merchants Bank	1,283,922	12.45	721,620	7.00	$670,076	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,282,070	9.57%	$536,123	4.00%	N/A	N/A
First Merchants Bank	1,283,922	9.59	535,279	4.00	$669,098	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2021 and 2020, risk-weighted assets included $106.6 million and $667.1 million, respectively, of PPP loans at a zero risk weight.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of GAAP measures to regulatory measures (non-GAAP) are detailed in the following table for the periods indicated.

	December 31, 2021		December 31, 2020
	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,912,571	$1,896,393	$1,875,645	$1,926,269
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	(55,113)	(57,352)	(74,836)	(77,687)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,606	—	46,368	—
Less: Disallowed Goodwill and Intangible Assets	(564,002)	(563,554)	(564,982)	(564,535)
Add: Modified CECL Transition Amount	34,542	34,542	—	—
Less: Disallowed Deferred Tax Assets	(239)	(219)	—	—
Total Tier 1 Capital (Regulatory)	1,374,240	1,309,685	1,282,070	1,283,922
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	143,241	143,673	128,481	128,883
Total Risk-Based Capital (Regulatory)	$1,582,481	$1,453,358	$1,475,551	$1,412,805

Net Risk-Weighted Assets (Regulatory)	$11,369,907	$11,404,902	$10,276,333	$10,308,855
Average Assets	$14,768,956	$14,749,855	$13,403,065	$13,381,969

Total Risk-Based Capital Ratio (Regulatory)	13.92%	12.74%	14.36%	13.70%
Tier 1 Capital to Risk-Weighted Assets	12.09%	11.48%	12.48%	12.45%
Tier 1 Capital to Average Assets	9.30%	8.88%	9.57%	9.59%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,374,240	$1,309,685	$1,282,070	$1,283,922
Less: Qualified Capital Securities	(46,606)	—	(46,368)	—
Common Equity Tier 1 Capital (Regulatory)	$1,327,634	$1,309,685	$1,235,702	$1,283,922

Net Risk-Weighted Assets (Regulatory)	$11,369,907	$11,404,902	$10,276,333	$10,308,855
Common Equity Tier 1 Capital Ratio (Regulatory)	11.68%	11.48%	12.02%	12.45%

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation had a strong capital position as evidenced by the tangible common equity to tangible assets ratio of 9.01 percent at December 31, 2021, and 9.65 percent at December 31, 2020.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Shares and Dollars in Thousands, Except Per Share Amounts)	December 31, 2021	December 31, 2020
Total Stockholders' Equity (GAAP)	$1,912,571	$1,875,645
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(570,860)	(572,893)
Tangible common equity (non-GAAP)	$1,341,586	$1,302,627
Total assets (GAAP)	$15,453,149	$14,067,210
Less: Intangible assets (GAAP)	(570,860)	(572,893)
Tangible assets (non-GAAP)	$14,882,289	$13,494,317
Stockholders' Equity to Assets (GAAP)	12.38%	13.33%
Tangible common equity to tangible assets (non-GAAP)	9.01%	9.65%

Tangible common equity (non-GAAP)	$1,341,586	$1,302,627
Plus: Tax Benefit of intangibles (non-GAAP)	4,875	5,989
Tangible common equity, net of tax (non-GAAP)	$1,346,461	$1,308,616
Common Stock outstanding	$53,410	$53,922
Book Value (GAAP)	$35.81	$34.78
Tangible book value - common (non-GAAP)	$25.21	$24.27

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the periods ended December 31, 2021 and 2020.

(Dollars in Thousands, Except Per Share Amounts)	December 31, 2021	December 31, 2020
Average goodwill (GAAP)	$545,374	$543,919
Average intangibles (GAAP)	27,590	32,106
Average deferred tax on intangibles (GAAP)	(5,452)	(6,648)
Intangible adjustment (non-GAAP)	$567,512	$569,377
Average stockholders' equity (GAAP)	$1,866,632	$1,825,135
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(567,512)	(569,377)
Average tangible capital (non-GAAP)	$1,298,995	$1,255,633
Average assets (GAAP)	$14,830,397	$13,466,269
Intangible adjustment (non-GAAP)	(567,512)	(569,377)
Average tangible assets (non-GAAP)	$14,262,885	$12,896,892
Net income available to common stockholders (GAAP)	$205,531	$148,600
Intangible amortization, net of tax (GAAP)	4,540	4,730
Tangible net income available to common stockholders (non-GAAP)	$210,071	$153,330
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$3.81	$2.74
Diluted tangible net income available to common stockholders (non-GAAP)	$3.89	$2.83
Ratios:
Return on average capital (ROE) (GAAP)	11.01%	8.14%
Return on average tangible capital (non-GAAP)	16.17%	12.21%
Return on average assets (ROA) (GAAP)	1.39%	1.10%
Return on average tangible assets (non-GAAP)	1.47%	1.19%

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

At December 31, 2021, non-performing loans totaled $43.4 million, a decrease of $21.3 million from December 31, 2020. Loans not accruing interest income totaled $43.1 million at December 31, 2021, a decrease of $18.4 million from December 31, 2020. The decrease in non-accrual loans was primarily attributed to the payoff of one senior living sector relationship totaling $23.4 million.

Other real estate owned and repossessions, totaling $558,000 at December 31, 2021, decreased $382,000 from December 31, 2020. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

According to applicable accounting guidance, loans that no longer exhibit similar risk characteristics are individually evaluated to determine if there is a need for a specific reserve. Commercial loans under $500,000 and consumer loans, with the exception of troubled debt restructures, are not individually evaluated. The determination for individual evaluation is made based on current information or events that may suggest it is probable that not all amounts due of principal and interest, according to the contractual terms of the loan agreement, will be substantially collected.

The Corporation's non-performing assets plus accruing loans 90 days or more delinquent and individually evaluated loans are presented in the table below.

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Non-Performing Assets:
Non-accrual loans	$43,062	$61,471
Renegotiated loans	329	3,240
Non-performing loans (NPL)	43,391	64,711
OREO and Repossessions	558	940
Non-performing assets (NPA)	43,949	65,651
Loans 90-days or more delinquent and still accruing	963	746
NPAs and loans 90-days or more delinquent	$44,912	$66,397

The non-accrual balances in the table above include troubled debt loan restructures totaling $13.7 million and $1.7 million as of December 31, 2021 and December 31, 2020, respectively. The increase is primarily due to one relationship in the non-owner occupied commercial real estate loan class, totaling $12.5 million, that was restructured during 2021.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$8,273	$2,923
Agricultural land, production and other loans to farmers	631	1,012
Real estate loans
Construction	885	435
Commercial real estate, non-owner occupied	23,125	47,548
Commercial real estate, owner occupied	432	3,040
Residential	9,723	9,034
Home equity	1,840	2,350
Individual's loans for household and other personal expenditures	3	55
Public finance and other commercial loans	—	—
Non-performing assets and loans 90-days or more delinquent	$44,912	$66,397

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CARES Act, as amended by the 2021 CAA, allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. At December 31, 2021, the Corporation did not have any outstanding COVID modifications, compared to $120.3 million on 87 loans at December 31, 2020.

PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The Corporation adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. CECL replaces the previous "incurred loss" model with an "expected loss" model of measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable economic forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. Additional details of the Corporation's methodology for measuring expected credit losses on loans is discussed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The CECL allowance is maintained through the provision for credit losses, which is a charge against earnings. Based on management’s judgment as to the appropriate level of the allowance, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio.

The Corporation's credit loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2021		2020	2019
Allowance for loan/credit losses:
Balances, December 31, 2020	$130,648		$80,284	$80,552
Impact of adopting ASC 326	74,055		—	—
Balances, January 1, 2021 Post-ASC 326 adoption	204,703	204703000	—	—
Loans charged off	11,884		10,485	6,621
Recoveries on loans	2,578		2,176	3,553
Net charge-offs	9,306		8,309	3,068
Provision for loan/credit losses	—		58,673	2,800
Ending balance, December 31, 2021	$195,397		$130,648	$80,284
Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%		0.09%	0.04%
Ratio of allowance for credit losses - loans to non-accrual loans	453.8%		212.5%	503.4%
Ratio of allowance for credit losses - loans to total loans outstanding	2.11%		1.41%	0.95%

The Corporation’s total loan balance remained relatively level year over year ending December 31, 2021 at $9.2 billion. PPP loans accounted for $106.6 million of the total loan balance at December 31, 2021 versus a balance of $667.1 million at December 31, 2020. The Bank anticipates that the majority of its remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.

At December 31, 2021, the allowance for credit losses totaled $195.4 million, which represents an increase of $64.7 million from December 31, 2020. The increase in the allowance was primarily due to the $74.1 million cumulative effect adjustment related to the adoption of CECL on January 1, 2021, offset by net charge-offs during the twelve months ended December 31, 2021 of $9.3 million. As a percentage of loans, the allowance for credit losses was 2.11 percent at December 31, 2021, compared to 1.41 percent at December 31, 2020 and 0.95 percent at December 31, 2019. The allowance for credit losses as a percentage of total loans less PPP loans was 2.14 percent as of December 31, 2021.

The extent to which COVID-19 continues to impact the Corporation’s loan portfolio, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the pandemic, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. The Corporation deems the current estimate for loan portfolio credit exposure as appropriate.

There was no provision for credit losses for the twelve months ended December 31, 2021 compared to $58.7 million for the same period of 2020. The provision for the twelve months ended December 31, 2020 primarily reflected the Corporation's view of increased credit risk related to the COVID-19 pandemic and the estimated impact on the economy and the credit quality of our loan portfolio.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs totaling $9.3 million, $8.3 million, and $3.1 million were recognized for the twelve months ended December 31, 2021, 2020, and 2019, respectively. For the twelve months ended December 31, 2021, there were four individual charge-offs greater than $500,000 that totaled $9.0 million. For the twelve months ended December 31, 2020, there were two individual charge-offs greater than $500,00 that totaled $7.3 million. For the twelve months ending December 31, 2021 and 2020, there were not any individual recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the twelve months ended December 31, 2021, 2020, and 2019 are reflected in the following table.

(Dollars in Thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Net charge-offs:
Commercial and industrial loans	$5,185	$7,794	$239
Agricultural land, production and other farm loans	(60)	(2)	2
Real estate loans
Construction	5	(101)	1,226
Commercial real estate, non-owner occupied	3,334	(148)	1,170
Commercial real estate, owner occupied	619	56	(2)
Residential	(283)	(160)	95
Home equity	157	487	(69)
Individuals loans for household and other personal expenditures	349	383	168
Public finance and other commercial loans	—	—	239
Total net charge-offs	$9,306	$8,309	$3,068

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.

GOODWILL

As of October 1, 2021, the Corporation performed its annual goodwill impairment testing and, in the valuation, the fair value exceeded the Corporation's carrying value; therefore, it was concluded that goodwill was not impaired. The Hoosier acquisition on April, 1, 2021 resulted in $1,467,000 of additional goodwill during the year. Details regarding the Hoosier acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of October 1, 2020, the Corporation performed its annual goodwill impairment test which included various valuation considerations including comparable peer data, precedent transaction comparables, discounted cash flow analysis, overall financial performance, share price of the Corporation's common stock and other factors. The testing for 2020 resulted in a conclusion that it was not more likely than not that the fair value of the Corporation had declined below its carrying value and no impairment loss was recorded in 2020.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.3 billion at December 31, 2021, an increase of $425.4 million, or 22.2 percent, from December 31, 2020. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $7.0 million at December 31, 2021. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At December 31, 2021, total borrowings from the FHLB were $334.1 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2021 was $728.5 million.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation's material cash requirements from known contractual and other obligations at December 31, 2021:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,038,992	$—	$12,038,992
Certificates and other time deposits	548,203	145,382	693,585
Securities sold under repurchase agreements	181,577	—	181,577
Federal Home Loan Bank advances	75,097	258,958	334,055
Subordinated debentures and term loans	—	122,012	122,012
Total	$12,843,869	$526,352	$13,370,221

For further details related to the Corporation's deposits and borrowings, see NOTE 10. DEPOSITS and NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Summarized credit-related financial instruments at December 31, 2021 are as follows:

(Dollars in Thousands)	December 31, 2021
Amounts of Commitments:
Loan commitments to extend credit	$3,917,215
Standby letters of credit	34,613
$3,951,828

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2021 remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2021.

	December 31, 2021
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$474,154	$—	$—	$—	$474,154
Investment securities	185,674	105,532	756,157	3,476,990	4,524,353
Loans	5,312,484	420,531	1,675,842	1,844,191	9,253,048
Federal Home Loan Bank stock	—	—	28,736	—	28,736
Total rate-sensitive assets	$5,972,312	$526,063	$2,460,735	$5,321,181	$14,280,291
Rate-Sensitive Liabilities:
Interest-bearing deposits	$9,601,283	$276,325	$134,567	$10,756	$10,022,931
Securities sold under repurchase agreements	181,577	—	—	—	181,577
Federal Home Loan Bank advances	75,000	—	150,000	109,055	334,055
Subordinated debentures and term loans	48,618	—	70,000	—	118,618
Total rate-sensitive liabilities	$9,906,478	$276,325	$354,567	$119,811	$10,657,181
Interest rate sensitivity gap by period	$(3,934,166)	$249,738	$2,106,168	$5,201,370
Cumulative rate sensitivity gap	$(3,934,166)	$(3,684,428)	$(1,578,260)	$3,623,110
Cumulative rate sensitivity gap ratio
at December 31, 2021	60.3%	63.8%	85.0%	134.0%
at December 31, 2020	63.1%	68.9%	99.0%	131.5%

The Corporation had a cumulative negative gap of $3.7 billion in the one-year horizon at December 31, 2021, or 23.8 percent of total assets.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2021, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario. In the current rate environment, many drivers are at or near historical lows due to the FOMC's rate reductions in March 2020 in response to COVID-19.

Results for rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2021. The change from the base case represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	December 31, 2021	December 31, 2020
Rising 200 basis points from base case	1.4%	5.9%
Falling 100 basis points from base case	(0.9)%	0.7%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2021 and December 31, 2020. Earning assets increased by $1.5 billion, or 11.4 percent, during the twelve months ended December 31, 2021.

Deposit growth of $1.4 billion, coupled with proceeds from SBA forgiveness of PPP loans, generated excess liquidity. The Corporation primarily used the excess liquidity to purchase investment securities, which increased $1.4 billion from December 31, 2020. Additionally, a portion of the excess liquidity was held in interest bearing deposits, which increased $81.8 million from December 31, 2020. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation's total loan portfolio increased $5.9 million from December 31, 2020. At December 31, 2021, the Corporation's PPP loan portfolio, primarily in the commercial and industrial loan class, totaled $106.6 million, a decrease of $560.5 million from the December 31, 2020 balance of $667.1 million. The Corporation experienced organic loan growth of $566.4 million, or 6.6 percent during 2021, which when offset by the decline in PPP loans, resulted in net loan growth of $5.9 million.

The largest loan classes that experienced increases from December 31, 2020 were public funds and other commercial loans, real estate construction loans and commercial real estate (owner occupied) loans. The decline in PPP loans was offset by organic loan growth in the commercial and industrial loan class of $498.4 million, resulting in a net decrease in commercial and industrial. Other loan classes that experienced significant decreases from December 31, 2020 were commercial real estate (non-owner occupied) loans, residential real estate loans and agricultural land, production and other loans to farmers. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

	December 31,	December 31,
(Dollars in Thousands)	2021	2020
Interest-bearing deposits	$474,154	$392,305
Investment securities available for sale	2,344,551	1,919,119
Investment securities held to maturity	2,179,802	1,227,668
Loans held for sale	11,187	3,966
Loans	9,241,861	9,243,174
Federal Home Loan Bank stock	28,736	28,736
	$14,280,291	$12,814,968

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (repurchase agreements, FHLB advances, subordinated debentures and term loans) at December 31, 2021 and 2020.

	December 31,	December 31,
(Dollars in Thousands)	2021	2020
Deposits:
Demand deposits	$7,704,190	$6,821,152
Savings deposits	4,334,802	3,661,713
Certificates and other time deposits of $100,000 or more	273,379	346,194
Other certificates and time deposits	389,752	459,168
Brokered deposits	30,454	73,383
Total deposits	12,732,577	11,361,610
Securities sold under repurchase agreements	181,577	177,102
Federal Home Loan Bank advances	334,055	389,430
Subordinated debentures and term loans	118,618	118,380
	$13,366,827	$12,046,522

Deposits increased $1.4 billion from December 31, 2020. The Corporation experienced increases from December 31, 2020 in demand and savings deposits accounts of $883.0 million and $673.1 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposits and brokered deposits of $142.2 million and $42.9 million, respectively, from December 31, 2020. The low interest rate environment has resulted in customers migrating from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Federal Home Loan Bank advances decreased $55.4 million compared to December 31, 2020 as the Corporation utilized excess liquidity from deposit growth to pay off maturing advances. The Corporation has leveraged its capital position with FHLB advances, as well as repurchase agreements, which are pledged against acquired investment securities as collateral for the borrowings. Further discussion regarding FHLB advances is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INCOME TAXES

The Corporation’s federal statutory income tax rate for 2021 is 21 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company operates. The Corporation’s effective tax rate, which was 14.6 percent in 2021 and 12.6 percent in 2020, is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries operating in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, and tax-exempt earnings from bank-owned life insurance contracts. The reconciliation of federal statutory to actual tax expense is shown in NOTE 19. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable increased from $12.3 million at December 31, 2020 to $35.6 million at December 31, 2021. The Corporation’s net deferred tax asset increased from $4.3 million at December 31, 2020 to $24.3 million at December 31, 2021. The $20.0 million increase in the Corporation’s net deferred tax asset was due to a combination of an increase in deferred tax assets and a decrease in deferred tax liabilities. The largest net deferred tax asset increases were associated with the tax effect of the implementation and accounting for CECL of $21.1 million and accounting for unrealized gains and losses on available for sale securities of $7.5 million. Offsetting the increases to the net deferred tax asset were net deferred tax decreases associated with accounting for loan fees and accounting for pensions and employee benefits of $2.3 million and $3.3 million respectively.

INFLATION

The Corporation’s financial statements are presented in accordance with GAAP, which requires the measurement of financial position and operating results primarily in terms of historic dollar values. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the Corporation’s operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including changes in the expected rate of inflation, the influence of general and local economic conditions and governmental monetary and fiscal policies. The Corporation's sensitivity to interest rate changes are presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (the “Corporation”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2022, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 of the consolidated financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Accounting Standards Topic 326: Financial Instruments - Credit Losses. The adoption of new credit loss standard and its subsequent application is also communicated as a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Note 5 to the consolidated financial statements, the Corporation’s allowance for credit losses (ACL) on loans was $195.4 million as of December 31, 2021. The ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Corporation’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

We identified the valuation of the ACL as a critical audit matter. Auditing the ACL involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic forecasts and conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with loans individually evaluated and assessing the appropriateness of loan grades.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding of the Corporation’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL

•Testing the design and operating effectiveness of internal controls, including those related to technology, over the ACL, the establishment of qualitative adjustments for current and expected conditions, grading and risk classification of loans and establishment of specific reserves on individually evaluated loans and management’s review controls over the ACL balance as a whole including attending internal Corporation Credit Policy Committee meetings and Audit Committee discussions and analysis.

•Testing clerical and computational accuracy of the formulas within the calculation.

•Testing of completeness and accuracy of the information and reports utilized in the ACL, including reports used in management review controls over the ACL.

•Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings

•Tested internally prepared loan reviews to evaluate the reasonableness of loan credit risk ratings

•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions

•Evaluating the forecast adjustment, including assessing that it is reasonable and supportable

•Tested the reasonableness of specific reserves on individually reviewed loans

•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings

•Evaluated the overall reasonableness of the ACL and evaluated trends identified within peer groups

•Identifying fields in the various loan systems that defined the loan pools and tested the design and operating effectiveness of internal controls surrounding the input and maintenance of those fields.

BKD, LLP
We have served as the Corporation’s auditor since at least 1982; however, an earlier year cannot be reliably determined.
Indianapolis, Indiana
March 1, 2022

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2021	2020
ASSETS
Cash and due from banks	$167,146	$192,896
Interest-bearing deposits	474,154	392,305
Investment securities available for sale	2,344,551	1,919,119
Investment securities held to maturity, net of allowance for credit losses of $245 and $0 (fair value of $2,202,503 and $1,280,293)	2,179,802	1,227,668
Loans held for sale	11,187	3,966
Loans	9,241,861	9,243,174
Less: Allowance for credit losses - loans [1]	(195,397)	(130,648)
Net loans	9,046,464	9,112,526
Premises and equipment	105,655	111,062
Federal Home Loan Bank stock	28,736	28,736
Interest receivable	57,187	53,948
Other intangibles	25,475	28,975
Goodwill	545,385	543,918
Cash surrender value of life insurance	291,041	292,745
Other real estate owned	558	940
Tax asset, deferred and receivable	35,641	12,340
Other assets	140,167	146,066
TOTAL ASSETS	$15,453,149	$14,067,210
LIABILITIES
Deposits:
Noninterest-bearing	$2,709,646	$2,298,138
Interest-bearing	10,022,931	9,063,472
Total Deposits	12,732,577	11,361,610
Borrowings:
Securities sold under repurchase agreements	181,577	177,102
Federal Home Loan Bank advances	334,055	389,430
Subordinated debentures and term loans	118,618	118,380
Total Borrowings	634,250	684,912
Interest payable	2,762	3,287
Other liabilities	170,989	141,756
Total Liabilities	13,540,578	12,191,565
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,410,411 and 53,922,359 shares	6,676	6,740
Additional paid-in capital	985,818	1,005,366
Retained earnings	864,839	788,578
Accumulated other comprehensive income	55,113	74,836
Total Stockholders' Equity	1,912,571	1,875,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,453,149	$14,067,210

1 Beginning January 1, 2021, the amount is based on the current expected credit loss methodology. Prior to January 1, 2021, the amount is based on the incurred loss methodology. See additional details in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2021	December 31, 2020	December 31, 2019
INTEREST INCOME
Loans receivable:
Taxable	$338,009	$358,264	$382,772
Tax-exempt	22,110	21,483	17,568
Investment securities:
Taxable	29,951	24,440	27,815
Tax-exempt	55,331	42,341	31,655
Deposits with financial institutions	634	938	4,225
Federal Home Loan Bank stock	597	1,042	1,370
Total Interest Income	446,632	448,508	465,405
INTEREST EXPENSE
Deposits	23,319	51,740	91,585
Federal funds purchased	5	120	251
Securities sold under repurchase agreements	314	604	1,424
Federal Home Loan Bank advances	5,672	6,973	7,176
Subordinated debentures and term loans	6,642	6,944	8,309
Total Interest Expense	35,952	66,381	108,745
NET INTEREST INCOME	410,680	382,127	356,660
Provision for credit losses - loans	—	58,673	2,800
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	410,680	323,454	353,860
OTHER INCOME
Service charges on deposit accounts	23,571	20,999	22,951
Fiduciary and wealth management fees	28,362	23,747	17,562
Card payment fees	16,619	19,502	20,243
Net gains and fees on sales of loans	19,689	18,271	7,891
Derivative hedge fees	3,850	6,977	5,357
Other customer fees	1,490	1,497	1,664
Increase in cash surrender value of life insurance	4,873	5,040	4,518
Gains on life insurance benefits	2,187	100	19
Net realized gains on sales of available for sale securities	5,674	11,895	4,415
Other income	3,008	1,898	2,068
Total Other Income	109,323	109,926	86,688
OTHER EXPENSES
Salaries and employee benefits	166,995	155,937	144,037
Net occupancy	23,326	26,756	19,584
Equipment	19,401	19,344	16,218
Marketing	5,762	6,609	6,650
Outside data processing fees	18,317	14,432	16,476
Printing and office supplies	1,217	1,304	1,445
Intangible asset amortization	5,747	5,987	5,994
FDIC assessments	6,243	5,804	717
Other real estate owned and foreclosure expenses	992	330	2,428
Professional and other outside services	11,913	8,901	15,410
Other expenses	19,300	18,001	17,804
Total Other Expenses	279,213	263,405	246,763
INCOME BEFORE INCOME TAX	240,790	169,975	193,785
Income tax expense	35,259	21,375	29,325
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$205,531	$148,600	164,460

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic	$3.82	$2.75	$3.20
Diluted	$3.81	$2.74	$3.19

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Net income	$205,531	$148,600	$164,460
Other comprehensive income (loss):
Unrealized gains/losses on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(30,042)	74,067	61,649
Reclassification adjustment for losses (gains) included in net income	(5,674)	(11,895)	(4,415)
Tax effect	7,502	(13,056)	(12,019)
Net of tax	(28,214)	49,116	45,215

Unrealized gain/loss on cash flow hedges:
Unrealized holding gain (loss) arising during the period	138	(1,480)	(1,072)
Reclassification adjustment for losses (gains) included in net income	1,044	906	334
Tax effect	(248)	121	156
Net of tax	934	(453)	(582)

Defined benefit pension plans:
Net gain (loss) arising during the period	9,482	(2,237)	5,796
Reclassification adjustment for amortization of prior service cost	84	84	106
Tax effect	(2,009)	452	(1,239)
Net of tax	7,557	(1,701)	4,663
Total other comprehensive income (loss), net of tax	(19,723)	46,962	49,296
Comprehensive income	$185,808	$195,562	$213,756
See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred		Common Stock
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2018	125	$125	49,349,800	$6,169	$840,052	$583,336	$(21,422)	$1,408,260
Comprehensive income
Net income	—	—	—	—	—	164,460	—	164,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49,296	49,296
Cash dividends on common stock ($1.00 per share)	—	—	—	—	—	(51,276)	—	(51,276)
Issuance of common stock related to acquisitions	—	—	6,383,806	798	229,128	—	—	229,926
Repurchases of common stock	—	—	(516,016)	(65)	(18,976)	—	—	(19,041)
Share-based compensation	—	—	116,572	15	4,100	—	—	4,115
Stock issued under employee benefit plans	—	—	21,521	3	699	—	—	702
Stock issued under dividend reinvestment and stock purchase plan	—	—	38,942	5	1,526	—	—	1,531
Stock options exercised	—	—	16,950	2	142	—	—	144
Restricted shares withheld for taxes	—	—	(43,093)	(6)	(1,674)	—	—	(1,680)
Balances, December 31, 2019	125	$125	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income
Net income	—	—	—	—	—	148,600	—	148,600
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	46,962	46,962
Cash dividends on common stock ($1.04 per share)	—	—	—	—	—	(56,542)	—	(56,542)
Repurchases of common stock	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	128,292	16	4,584	—	—	4,600
Stock issued under employee benefit plans	—	—	25,423	3	636	—	—	639
Stock issued under dividend reinvestment and stock purchase plan	—	—	60,806	8	1,718	—	—	1,726
Stock options exercised	—	—	13,550	2	113	—	—	115
Restricted shares withheld for taxes	—	—	(39,757)	(6)	(974)	—	—	(980)
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption	—	—	—	—	—	(68,040)	—	(68,040)
Balance, January 1, 2021	125	$125	53,922,359	$6,740	$1,005,366	$720,538	$74,836	$1,807,605
Comprehensive income
Net income	—	—	—	—	—	205,531	—	205,531
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(19,723)	(19,723)
Cash dividends on common stock ($1.13 per share)	—	—	—	—	—	(61,230)	—	(61,230)
Repurchases of common stock	—	—	(646,102)	(81)	(25,363)	—	—	(25,444)
Share-based compensation	—	—	94,510	12	4,750	—	—	4,762
Stock issued under employee benefit plans	—	—	16,507	2	603	—	—	605
Stock issued under dividend reinvestment and stock purchase plan	—	—	43,861	5	1,875	—	—	1,880
Stock options exercised	—	—	17,300	2	196	—	—	198
Restricted shares withheld for taxes	—	—	(38,024)	(4)	(1,609)	—	—	(1,613)
Balances, December 31, 2021	125	$125	53,410,411	$6,676	$985,818	$864,839	$55,113	$1,912,571

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2021	2020	2019
Cash Flow From Operating Activities:
Net income	$205,531	$148,600	$164,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	58,673	2,800
Depreciation and amortization	10,701	11,009	9,383
Change in deferred taxes	6,983	(9,735)	4,965
Share-based compensation	4,762	4,600	4,115
Loans originated for sale	(548,742)	(591,057)	(511,407)
Proceeds from sales of loans held for sale	557,744	611,945	513,357
Gains on sales of loans held for sale	(16,223)	(15,817)	(6,209)
Gains on sales of securities available for sale	(5,674)	(11,895)	(4,415)
Increase in cash surrender of life insurance	(4,873)	(5,040)	(4,518)
Gains on life insurance benefits	(2,187)	(100)	(19)
Change in interest receivable	(3,239)	(5,047)	(4,659)
Change in interest payable	(525)	(3,467)	1,090
Other adjustments	3,124	11,162	7,784
Net cash provided by operating activities	207,382	203,831	176,727
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(81,849)	(274,042)	199,928
Purchases of:
Securities available for sale	(931,368)	(613,117)	(676,791)
Securities held to maturity	(1,156,621)	(699,095)	(423,385)
Proceeds from sales of securities available for sale	181,333	231,391	132,837
Proceeds from maturities of:
Securities available for sale	279,367	322,617	138,356
Securities held to maturity	227,255	273,229	130,502
Net change in loans	(60,581)	(792,986)	(512,364)
Net cash and cash equivalents received (paid) in acquisition	(2,933)	—	10,207
Proceeds from the sale of other real estate owned	706	8,655	2,060
Proceeds from life insurance benefits	8,764	601	815
Proceeds from mortgage portfolio loan sale	78,159	—	—
Other investing activities	(11,678)	(9,278)	(8,564)
Net cash used in investing activities	(1,469,446)	(1,552,025)	(1,006,399)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	1,556,127	2,336,120	883,524
Certificates of deposit and other time deposits	(185,160)	(814,466)	95,913
Borrowings	45,542	573,757	599,298
Repayment of borrowings	(96,204)	(621,548)	(643,169)
Cash dividends on common stock	(61,230)	(56,542)	(51,276)
Stock issued under employee benefit plans	605	639	702
Stock issued under dividend reinvestment and stock purchase plans	1,880	1,726	1,531
Stock options exercised	198	115	144
Repurchase of common stock	(25,444)	(55,912)	(19,041)
Net cash provided by financing activities	1,236,314	1,363,889	867,626
Net Change in Cash and Cash Equivalents	(25,750)	15,695	37,954
Cash and Cash Equivalents, January 1	192,896	177,201	139,247
Cash and Cash Equivalents, December 31	$167,146	$192,896	$177,201
Additional cash flow information:
Interest paid	$36,477	$69,848	$107,598
Income tax paid	31,168	33,201	23,588
Loans transferred to other real estate owned	292	813	7,031
Fixed assets transferred to other assets	6,384	262	1,210
Non-cash investing activities using trade date accounting	39,923	6,183	—
ROU assets obtained in exchange for new operating lease liabilities	2,700	1,601	23,529

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Fair value of assets acquired	$4,041	$—	$1,451,287
Cash received (paid) in acquisition	(3,225)	—	(15)
Less: Common stock issued	—	—	229,926
Liabilities assumed	$816	$—	$1,221,346

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

BUSINESS COMBINATIONS
Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Details of the Corporation's acquisitions are included in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS
Cash on hand, cash items in process of collection and non-interest bearing cash held at various banks are included in cash and cash equivalents and have a maturity of less than three months. The Corporation maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes there is not significant credit risk on cash and cash equivalents.

INTEREST-BEARING DEPOSITS
Interest-bearing cash held at various banks and the Federal Reserve Bank and federal funds sold are included in interest-bearing deposits and have a maturity of less than three months. The Corporation maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes there is not significant credit risk on interest-bearing deposits.

INVESTMENT SECURITIES
Held to maturity securities are carried at amortized cost when the Corporation has the positive intent and ability to hold them until maturity. Available for sale securities are recorded at fair value on a recurring basis with the unrealized gains and losses, net of applicable income taxes, recorded in other comprehensive income (loss). Realized gains and losses are recorded in earnings and the prior fair value adjustments are reclassified within stockholders' equity. Gains and losses on sales of securities are determined on the specific-identification method. Amortization of premiums and accretion of discounts are amortized to their earliest call date and are recorded as interest income from securities. Details of the Corporation's investment securities portfolio are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ALLOWANCE FOR CREDIT LOSSES ON INVESTMENT SECURITIES AVAILABLE FOR SALE
For investment securities available for sale in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income. Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality. Details of the Corporation's allowance for credit losses on investment securities available for sale are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

ALLOWANCE FOR CREDIT LOSSES ON INVESTMENT SECURITIES HELD TO MATURITY ("ACL - INVESTMENTS")
The ACL - Investments is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the ACL - Investments when deemed uncollectible. Adjustments to the ACL - Investments are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on held to maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) the financial condition of the issuer, (3) historical loss rates for given bond ratings, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have generally not been significant. An allowance for credit losses of $245,000 was recorded on state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. Details of the Corporation's ACL - Investments are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements. The Corporation adopted CECL on January 1, 2021 and the impact at adoption is described below under the heading "RECENT ACCOUNTING CHANGES ADOPTED IN 2021."

LOANS HELD FOR SALE
Loans originated and with an intent to sell are classified as held for sale and are carried at the principal amount outstanding. The carrying amount approximates fair value due to the short duration between origination and the date of sale.

LOANS
The Corporation’s loan portfolio is carried at the principal amount outstanding, net of unearned income and principal charge-offs. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Interest income is accrued on the principal balances of loans. The accrual of interest is discontinued on a loan when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectible. Interest income accrued in the prior year, if any, is charged to the allowance for credit losses. Interest income is subsequently recognized only to the extent cash payments are received and the loan is returned to accruing status.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) established the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of December 31, 2021, the Corporation had $106.6 million of PPP loans compared to the December 31, 2020 balance of $667.1 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.

Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses which limit the exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value. Details of the Corporation's loan portfolio are included in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

PURCHASED CREDIT DETERIORATED ("PCD") LOANS
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

ALLOWANCE FOR CREDIT LOSSES - LOANS ("ACL - Loans")
The ACL - Loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL - Loans are reported in the income statement as a component of provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements. The Corporation adopted CECL on January 1, 2021 and the impact at adoption is described below under the heading "RECENT ACCOUNTING CHANGES ADOPTED IN 2021."

ALLOWANCE FOR LOAN LOSSES (prior to January 1, 2021 CECL adoption)
The Corporation's allowance for loan losses was maintained to absorb losses inherent in the loan portfolio and was based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance was increased by the provision for loan losses, which was charged against current operating results. Loan losses were charged against the allowance when management believed the uncollectability of a loan was confirmed. Subsequent recoveries, if any, were credited to the allowance. The Corporation’s strategy for credit risk management included credit policies and underwriting criteria for all loans, as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasized diversification on regional geographic and industry levels, regular credit quality reviews and management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Corporation’s methodology for assessing the appropriateness of the allowance consisted of three key elements – the determination of the appropriate reserves for impaired loans accounted for under ASC 310-10, probable losses estimated from historical loss rates, and probable losses resulting from economic, environmental, qualitative or other deterioration above and beyond what were reflected in the first two components of the allowance.

Where appropriate, reserves were allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Loans individually evaluated for impairment were those deemed impaired in accordance with ASC 310-10, including commercial relationships greater than $500,000 that exhibited well defined credit weaknesses. Any allowances for impaired loans were measured based on the fair value of the underlying collateral, if collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. The Corporation evaluated the collectability of principal when assessing the need for a loss accrual. Historical loss rates were applied to other commercial loans not subject to specific reserve allocations.

The historical allocation for commercial loans graded pass were established by loan segments using loss rates based on the Corporation’s migration analysis. This migration analysis showed the loss rates for each segment of loans based on the loan grades at the beginning of the twelve month period. This loss rate was then applied to the current portfolio of loans in each respective loan segment.

Homogenous loans, such as consumer installment and residential mortgage loans, were not individually risk graded. Reserves were established for each segment of loans using loss rates based on charge-offs for the same period as the migration analysis used for commercial loans.

In addition to the specific reserves and historical loss components of the allowance, consideration was given to various environmental factors to help ensure that losses inherent in the portfolio were reflected in the allowance for loan losses. Factors which management considered in the analysis included the effects of the national and local economies, trends in loan growth and charge-off rates, changes in mix, concentration of loans in specific industries, asset quality trends (delinquencies, charge-offs and non-accrual loans), risk management and loan administration, changes in the internal lending policies and credit standards, examination results from bank regulatory agencies and the Corporation’s internal loan review.

PENSION
The Corporation has defined-benefit pension plans, including non-qualified plans for certain employees, former employees and former non-employee directors. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not met certain requirements as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. The Corporation's accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the consolidated balance sheets. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates, expected rates of salary increases and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in NOTE 18. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

PREMISES AND EQUIPMENT
Premises and equipment is carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and declining balance methods based on the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are expensed as incurred, while major additions and improvements, which extend the useful life, are capitalized. Gains and losses on dispositions are included in current operations. Details of the Corporation's premises and equipment are included in NOTE 6. PREMISES AND EQUIPMENT of these Notes to Consolidated Financial Statements.

LEASES
The Corporation leases certain land and premises from third parties and all are classified as operating leases. Operating leases are included in Other Assets and Other Liabilities on the Corporation's Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right of Use ("ROU") assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Short-term leases of twelve months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Corporation's Consolidated Balance Sheets. Renewal and termination options are considered when determining short-term leases. Leases are accounted for at the individual level. Details of the Corporation's leases are included in NOTE 9. LEASES of these Notes to Consolidated Financial Statements.

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

INTANGIBLE ASSETS
Intangible assets that are subject to amortization, including core deposit intangibles, are being amortized on both the straight-line and accelerated basis over two to ten years. Intangible assets are periodically evaluated as to the recoverability of their carrying value. Details of the Corporation's other intangible assets are included in NOTE 8. OTHER INTANGIBLES of these Notes to Consolidated Financial Statements.

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

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation completed its most recent annual goodwill impairment test as of October 1, 2021 and concluded, based on current events and circumstances goodwill is not impaired. Details of the Corporation's goodwill are included in NOTE 7. GOODWILL of these Notes to Consolidated Financial Statements.

BANK OWNED LIFE INSURANCE ("BOLI")
BOLI policies have been purchased, as well as obtained through acquisitions, on certain current and former employees and directors of the Corporation to offset a portion of the employee benefit costs. The Corporation records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Changes in cash surrender values and death benefits received in excess of cash surrender values are reported in non-interest income. A corporate policy is in place with defined thresholds that limit the amount of credit, interest rate and liquidity risk inherent in a BOLI portfolio. The Corporation actively monitors the overall portfolio performance along with the credit quality of the insurance carriers and the credit quality and yield of the underlying investments.

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

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820, Fair Value Measurements and Disclosures), resulting in some volatility in earnings each period. Details of the Corporation's derivative instruments are included in NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES of these Notes to Consolidated Financial Statements.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements represent securities the Corporation routinely sells to certain treasury management customers and then repurchases these securities the next day. Securities sold under repurchase agreements are reflected as secured borrowings in the consolidated balance sheets at the amount of cash received in connection with each transaction. Details of the Corporation's repurchase agreements are included in NOTE 11. BORROWINGS of these Notes to Consolidated Financial Statements.

ALLOWANCE FOR CREDIT LOSSES - OFF-BALANCE SHEET CREDIT EXPOSURES
The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Corporation is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Corporation has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for off-balance sheet credit exposures is adjusted through the income statement as a component of provision for credit loss. Further information regarding the policies and methodology used to estimate the allowance for credit losses on off-balance sheet credit exposures is detailed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements. The Corporation adopted CECL on January 1, 2021 and the impact at adoption is described below under the heading "RECENT ACCOUNTING CHANGES ADOPTED IN 2021."

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

SHARE-BASED COMPENSATION
Stock option and restricted stock award plans are maintained by the Corporation. The compensation costs are recognized for stock options and restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.  The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the appropriate service period, which is generally two to five years. Details of the Corporation's share-based compensation are included in NOTE 17. SHARE-BASED COMPENSATION of these Notes to Consolidated Financial Statements.

INCOME TAX
Income tax expense in the consolidated statements of income is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts from the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2018.

The Corporation accounts for income taxes under the provisions of ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Per the guidance in ASC 740, the Corporation has not identified any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation reviews income tax expense and the carrying value of deferred tax assets and liabilities quarterly; as new information becomes available, the balances are adjusted, if applicable. The Corporation's policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. Details of the Corporation's income taxes are included in NOTE 19. INCOME TAX of these Notes to Consolidated Financial Statements.

NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and non-vested restricted stock awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. Details of the Corporation's net income per share are included in NOTE 20. NET INCOME PER SHARE of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

IMPACT OF COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide emergency economic relief measures including, among others, the following:

Paycheck Protection Program. The CARES Act established the PPP, which is administered by the SBA, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of December 31, 2021, the Corporation had $106.6 million of PPP loans outstanding compared to the December 31, 2020 balance of $667.1 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program

Loan Modifications and Troubled Debt Restructures. The CARES Act, as amended by the 2021 Consolidated Appropriations Act (the "2021 CAA"), allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant.

The continued impact of COVID-19 on the Corporation will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities. Additional information may emerge regarding new developments with COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of COVID-19 pandemic are also unknown. As a result of COVID-19 and the actions taken to contain it or reduce its impact, the Corporation may continue to experience changes in the demand for our products and services, changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Commercial and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into 2022, especially if positive cases increase and economic shutdowns are reinstated. These and similar factors and events may have substantial negative effects on the business, financial condition and results of operations of the Corporation and its customers.

RECENT ACCOUNTING CHANGES ADOPTED IN 2021

FASB Accounting Standards Updates No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Summary - The FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance replaced the previous “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the Current Expected Credit Loss ("CECL") model.

Under the CECL model, certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delayed recognition until it is probable a loss has been incurred.

The Corporation developed models that satisfy the requirements of the new standard which are governed by a system of internal controls and a cross-functional working group consisting of accounting, finance, and credit administration personnel. The loan portfolio was pooled into ten loan segments with similar risk characteristics for which the probability of default/loss given default methodology was applied. The Corporation utilized a one-year reasonable and supportable economic forecast followed by a six-quarter, straight-line reversion period to the historical macroeconomic mean for the remaining life of the portfolio. A baseline macroeconomic scenario, along with other scenarios, were used to develop a range of estimated credit losses for which to determine the best estimate within.

The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Pursuant to the CARES Act and the related joint statement of federal banking regulators (which also became effective as of March 27, 2020), and consistent with guidance from the SEC and FASB, the Corporation elected to delay implementation of ASU No. 2016-13, which was set to expire on December 31, 2020. However, the CAA (as discussed above) extended the temporary relief from CECL compliance to the earlier of the first day of the fiscal year that begins after the date on which the national emergency concerning COVID-19 terminates, or January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the CAA, the Corporation adopted CECL on January 1, 2021. This allowed the Corporation to utilize the CECL standard for the entire year of 2021, while its 2020 financial statements were prepared under the incurred loss model.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet of $68.0 million. The allowance for credit losses - loans increased 57 percent from December 31, 2020, or $74.1 million, because it covered expected credit losses over the life of the loan portfolio, which approximates four years, and it included an allowance on all purchased loans that were previously excluded from the allowance for loan loss calculation. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from the allowance for credit losses, which was approximately $20.5 million. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held-to-maturity based on applying the long-term historical credit loss rate, as published by Moody's for similarly rated securities. The following table details the impact of the adoption of CECL on the Corporation's balance sheet as of January 1, 2021.

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

Among other narrow-scope improvements, the new ASU clarified guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permitted organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforced existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.

The ASU includes effective dates and transition requirements that vary depending on whether or not an entity adopted ASU No. 2016-13. As discussed above, pursuant to the CARES Act, the Corporation elected to defer the adoption of CECL Additionally, the 2021 CAA, signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the 2021 CAA, the Corporation adopted CECL on January 1, 2021. The adoption of this standard did not have a significant effect on the Corporation’s consolidated financial statements or disclosures.

FASB Accounting Standards Update No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
Summary - The FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is expected to reduce cost and complexity related to the accounting for income taxes.

The ASU removed specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminated the need for an organization to analyze whether the following apply in a given period:
•    Exception to the incremental approach for intraperiod tax allocation;
•    Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and
•    Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improved financial statement preparers’ application of income tax-related guidance and simplifies GAAP for:
•    Franchise taxes that are partially based on income;
•    Transactions with a government that result in a step up in the tax basis of goodwill
•    Separate financial statements of legal entities that are not subject to tax; and
•    Enacted changes in tax laws in interim periods.

The ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the ASU was permitted. The Corporation adopted this standard on January 1, 2021 and adoption of this standard did not have a significant effect on the Corporation's consolidated financial statements or disclosures.

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

FASB Accounting Standards Updates - No. 2021-01 - Reference Rate Reform (Topic 848): Scope
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

FASB Accounting Standards Updates - No. 2021-08 - Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
Summary - The FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, that addresses diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination.

Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, Revenue from Contracts with Customers, at fair value on the acquisition date.

The FASB indicates that some stakeholders indicated that it is unclear how an acquirer should evaluate whether to recognize a contract liability from a revenue contract with a customer acquired in a business combination after Topic 606 is adopted. Furthermore, it was identified that under current practice, the timing of payment (payment terms) of a revenue contract may subsequently affect the post-acquisition revenue recognized by the acquirer. To address this, the ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Finally, the amendments in the ASU improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination.

For public business entities, the amendments are effective for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period or early application, and (2) prospectively to all business combinations that occur on or after the date of initial application. The Corporation is reviewing the terms of this guidance, but adoption of the standard is not expected to have a significant impact on the Corporation's financial statements or disclosures.

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

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair value on the date of the acquisition. Based on the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change based on the timing of the transaction, the purchase price for the Hoosier acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

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

Level One Bancorp, Inc.

On November 4, 2021, the Corporation and Level One Bancorp, Inc., a Michigan corporation ("Level One"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Level One will, subject to the terms and conditions of the Merger Agreement, merge with and into the Corporation (the "Merger"), whereupon the separate corporate existence of Level One will cease and the Corporation will survive. Immediately following the Merger, Level One's wholly owned subsidiary, Level One Bank, will be merged with and into the Bank, with the Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the Merger becoming effective, the common shareholders of Level One will be entitled to received, for each outstanding share of Level One common stock, (a) a 0.7167 share (the "Exchange Ratio") of the Corporation's common stock, in a tax-free exchange, and (b) a cash payment of $10.17. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement. Fractional shares of the Corporation's common stock will not be issued in respect of fractional interests arising from the Exchange Ratio but will be paid in cash pursuant to the Merger Agreement.

Based on the number of shares of Level One common stock currently outstanding, the Corporation expects to issue approximately 5.5 million shares of its common stock, and pay approximately $77.7 million in cash, in exchange for all the issued and outstanding shares of Level One common stock. In addition, the Corporation expects to issue 10,000 shares of a newly created 7.5% non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. Based on the closing price of the Corporation's common stock on November 3, 2021, of $43.50 per share, the implied value for a share of Level One common stock is $41.35. The aggregate transaction value is estimated at approximately $323.5 million.

The Boards of Directors of both the Corporation and Level One have approved the Merger Agreement. The members of the Board of Directors of Level One have entered into a Voting Agreement pursuant to which each of them has agreed to vote their shares of Level One common stock in favor of the Merger. The Corporation has filed a Registration Statement on Form S-4 with the SEC in connection with the proposed Merger, including a Proxy Statement for Level One and Prospectus for the Corporation which have been submitted to the Level One common shareholders for their consideration at a meeting to be held on March 1, 2022. Consummation of the Merger remains subject to certain other closing conditions set forth in the Merger Agreement. For additional details, see the "HIGHLIGHTS FOR 2021" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 3

CASH AND CASH EQUIVALENTS AND INTEREST-BEARING DEPOSITS

At December 31, 2021, the Corporation’s non-interest bearing deposits, included in cash and cash equivalents, and interest-bearing deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $208,437,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $366,281,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation has historically been required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  However, the Federal Reserve announced on March 15, 2020 that in order to support the flow of credit to households and businesses during the COVID-19 pandemic, reserve requirement ratios would move to zero effective March 26, 2020. The reserve requirement ratios remained at zero as of December 31, 2021.

NOTE 4

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of December 31, 2021 and December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
U.S. Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$43,437	$1,571	$—	$45,008
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	591,210	20,984	103	612,091
Corporate obligations	4,031	104	—	4,135
Total available for sale	$1,807,389	$112,079	$349	$1,919,119

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of December 31, 2021 and December 31, 2020.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	$145,398	$—	$145,398	$347	$220	$145,525
State and municipal	619,927	—	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	460,843	—	460,843	17,552	—	478,395
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,227,668	$—	$1,227,668	$52,877	$252	$1,280,293

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Accrued interest on investment securities available for sale and held to maturity of $26.8 million are included in the Interest Receivable line on the Corporation's CONSOLIDATED BALANCE SHEETS. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of December 31, 2021, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at December 31, 2021, aggregated by credit quality.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$90,290	$60,579	$150,869
Aa1	152,666	—	152,666
Aa2	175,755	—	175,755
Aa3	130,640	—	130,640
A1	88,281	—	88,281
A2	27,364	—	27,364
A3	10,108	—	10,108
Baa2	265	—	265
Non-rated	381,932	1,062,167	1,444,099
Total	$1,057,301	$1,122,746	$2,180,047

The following table details activity in the allowance for credit losses on investment securities held to maturity during the twelve months ended December 31, 2021.

State and municipal
Allowance for Credit Losses:
Balance, December 31, 2020	$—
Impact of adopting ASC 326	245
Provision for credit loss	—
Securities charged off	—
Recoveries on securities	—
Balance, December 31, 2021	$245

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize, as of December 31, 2021 and December 31, 2020, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2021
U.S. Treasury	$999	$1	$—	$—	$999	$1
U.S. Government-sponsored agency securities	68,524	1,545	—	—	68,524	1,545
State and municipal	138,187	894	505	4	138,692	898
U.S. Government-sponsored mortgage-backed securities	427,687	10,791	8,324	397	436,011	11,188
Corporate obligations	992	8	—	—	992	8
Total investment securities available for sale	$636,389	$13,239	$8,829	$401	$645,218	$13,640

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2020
State and municipal	$5,368	$246	$—	$—	$5,368	$246
U.S. Government-sponsored mortgage-backed securities	9,651	103	—	—	9,651	103
Total investment securities available for sale	$15,019	$349	$—	$—	$15,019	$349

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio in an unrealized loss position for the periods indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2021
U.S. Treasury	$1	1
U.S. Government-sponsored agency securities	1,545	8
State and municipal	898	103
U.S. Government-sponsored mortgage-backed securities	11,188	48
Corporate obligations	8	1
Total investment securities available for sale	13,640	161

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2020
State and municipal	$246	4
U.S. Government-sponsored mortgage-backed securities	$103	5
Total investment securities available for sale	$349	9

The unrealized losses in the Corporation’s investment portfolio were the result of changes in interest rates and not credit quality. As a result, the Corporation expects to recover the amortized cost basis over the term of the securities. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Certain investment securities available for sale are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	December 31, 2021	December 31, 2020
Investments available for sale reported at less than historical cost:
Historical cost	$658,858	$15,368
Fair value	645,218	15,019
Gross unrealized losses	$13,640	$349
Percent of the Corporation's investments available for sale	27.5%	0.8%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2021 and December 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2021
Due in one year or less	$6,954	$6,965	$6,971	$6,995
Due after one through five years	5,097	5,309	30,272	31,946
Due after five through ten years	120,460	126,816	177,203	180,129
Due after ten years	1,464,460	1,537,856	1,215,812	1,231,568
	1,596,971	1,676,946	1,430,258	1,450,638
U.S. Government-sponsored mortgage-backed securities	671,684	667,605	749,789	751,865
Total Investment Securities	$2,268,655	$2,344,551	$2,180,047	$2,202,503

Securities with a carrying value of approximately $873.2 million and $890.0 million were pledged at December 31, 2021 and 2020, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. In order to facilitate the funding of PPP loans, the Bank pledged securities to the Discount Window at the Federal Reserve Bank resulting in an increase in pledged securities as of December 31, 2020 compared to December 31, 2019. Those securities remain pledged at the Federal Reserve Bank in 2021 as an alternative funding source.

The book value of securities sold under agreements to repurchase amounted to $175.1 million at December 31, 2021 and $167.3 million at
December 31, 2020.

Gross gains and losses on the sales and redemptions of available for sale securities for the years indicated are shown below.

	2021	2020	2019
Sales and Redemptions of Available for Sale Securities:
Gross gains	$6,502	$12,097	$4,415
Gross losses	828	202	—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at December 31, 2021 and December 31, 2020, were $11.2 million and $4.0 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	December 31, 2021	December 31, 2020

Commercial and industrial loans	$2,714,565	$2,776,699
Agricultural land, production and other loans to farmers	246,442	281,884
Real estate loans:
Construction	523,066	484,723
Commercial real estate, non-owner occupied	2,135,459	2,220,949
Commercial real estate, owner occupied	986,720	958,501
Residential	1,159,127	1,234,741
Home equity	523,754	508,259
Individuals' loans for household and other personal expenditures	146,092	129,479
Public finance and other commercial loans	806,636	647,939
Loans	$9,241,861	$9,243,174

As of December 31, 2021, the Corporation had $106.6 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2020 balance of $667.1 million. PPP loans are included in the commercial and industrial loan class. Additional details of the PPP are included in the "IMPACT OF COVID-19" section of NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below. Commercial and industrial loan balances as of December 31, 2021 with an origination year of 2021 and 2020 include PPP loans of $100.3 million and $6.3 million, respectively.

	Term Loans (amortized cost basis by origination year)
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$1,019,757	$362,372	$144,520	$65,165	$21,575	$30,420	$990,335	$—	$2,634,144
Special Mention	10,559	11,088	190	730	1,930	1,825	15,026	—	41,348
Substandard	2,811	2,127	7,432	2,932	431	747	22,593	—	39,073
Total Commercial and industrial loans	1,033,127	375,587	152,142	68,827	23,936	32,992	1,027,954	—	2,714,565
Agricultural land, production and other loans to farmers
Pass	50,251	45,164	22,195	7,689	6,153	36,074	74,871	—	242,397
Special Mention	—	1,543	—	—	—	252	264	—	2,059
Substandard	524	506	108	371	—	27	450	—	1,986
Total Agricultural land, production and other loans to farmers	50,775	47,213	22,303	8,060	6,153	36,353	75,585	—	246,442
Real estate loans:
Construction
Pass	215,167	200,169	63,589	979	1,762	2,453	17,201	—	501,320
Special Mention	20,737	270	—	—	—	46	—	—	21,053
Substandard	—	693	—	—	—	—	—	—	693
Total Construction	235,904	201,132	63,589	979	1,762	2,499	17,201	—	523,066
Commercial real estate, non-owner occupied
Pass	589,296	688,406	227,332	111,971	103,400	126,837	26,779	—	1,874,021
Special Mention	68,279	149,480	—	—	—	1,723	—	—	219,482
Substandard	19,314	14,912	178	1,118	6,156	278	—	—	41,956
Total Commercial real estate, non-owner occupied	676,889	852,798	227,510	113,089	109,556	128,838	26,779	—	2,135,459
Commercial real estate, owner occupied
Pass	299,186	392,383	92,338	43,252	46,044	48,571	33,998	—	955,772
Special Mention	5,665	5,953	738	1,532	902	1,301	149	—	16,240
Substandard	7,025	5,763	—	53	113	1,754	—	—	14,708
Total Commercial real estate, owner occupied	311,876	404,099	93,076	44,837	47,059	51,626	34,147	—	986,720
Residential
Pass	349,726	353,691	103,028	69,745	55,240	210,669	2,955	73	1,145,127
Special Mention	1,034	1,394	1,456	306	172	2,106	—	—	6,468
Substandard	1,004	1,575	335	1,248	108	3,257	—	5	7,532
Total Residential	351,764	356,660	104,819	71,299	55,520	216,032	2,955	78	1,159,127
Home equity
Pass	63,845	17,556	1,977	2,127	1,250	3,432	427,437	194	517,818
Special Mention	—	85	48	—	—	24	3,451	—	3,608
Substandard	520	—	—	8	91	70	1,639	—	2,328
Total Home Equity	64,365	17,641	2,025	2,135	1,341	3,526	432,527	194	523,754
Individuals' loans for household and other personal expenditures
Pass	67,749	23,452	11,893	11,197	2,008	4,928	24,406	—	145,633
Special Mention	79	85	50	33	20	58	134	—	459
Substandard	—	—	—	—	—	—	—	—	—
Total Individuals' loans for household and other personal expenditures	67,828	23,537	11,943	11,230	2,028	4,986	24,540	—	146,092
Public finance and other commercial loans
Pass	231,319	178,316	100,679	39,098	105,964	128,942	22,318	—	806,636
Total Public finance and other commercial loans	231,319	178,316	100,679	39,098	105,964	128,942	22,318	—	806,636
Loans	$3,023,847	$2,456,983	$778,086	$359,554	$353,319	$605,794	$1,664,006	$272	$9,241,861

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

Total past due loans equaled $34.7 million as of December 31, 2021, a $38.0 million decrease from the total of $72.8 million for December 31, 2020. At December 31, 2021, 30-59 Days Past Due loans totaled $15.0 million, a decrease of $4.6 million from December 31, 2020. The primary decreases were in commercial and industrial and owner-occupied commercial real estate loans. At December 31, 2021, 60-89 Days Past Due loans totaled $7.1 million, a decrease of $4.1 million from December 31, 2020. The primary decrease was in commercial and industrial loans and non-owner occupied commercial real estate, offset by an increase in the residential portfolio. At December 31, 2021, 90 Days or More Past Due loans totaled $12.7 million, a decrease of $29.3 million from December 31, 2020. The primary decrease was in non-owner occupied commercial real estate, due to the payoff of a $23.4 million relationship. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,708,539	$2,602	$2,437	$987	$2,714,565	$675
Agricultural land, production and other loans to farmers	246,380	36	—	26	246,442	—
Real estate loans:
Construction	522,349	717	—	—	523,066	—
Commercial real estate, non-owner occupied	2,124,853	3,327	—	7,279	2,135,459	—
Commercial real estate, owner occupied	985,785	643	—	292	986,720	—
Residential	1,148,294	3,979	4,255	2,599	1,159,127	—
Home equity	518,643	3,327	281	1,503	523,754	288
Individuals' loans for household and other personal expenditures	145,634	375	83	—	146,092	—
Public finance and other commercial loans	806,636	—	—	—	806,636	—
Loans	$9,207,113	$15,006	$7,056	$12,686	$9,241,861	$963

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,761,473	$5,866	$6,571	$2,789	$2,776,699	$594
Agricultural land, production and other loans to farmers	280,615	146	226	897	281,884	—
Real estate loans:
Construction	484,706	—	17	—	484,723	—
Commercial real estate, non-owner occupied	2,184,681	2,525	2,109	31,634	2,220,949	—
Commercial real estate, owner occupied	951,561	4,854	180	1,906	958,501	—
Residential	1,226,779	3,269	1,429	3,264	1,234,741	133
Home equity	503,596	2,644	559	1,460	508,259	19
Individuals' loans for household and other personal expenditures	129,049	334	96	—	129,479	—
Public finance and other commercial loans	647,939	—	—	—	647,939	—
Loans	$9,170,399	$19,638	$11,187	$41,950	$9,243,174	$746

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in the prior year, if any, is charged to the allowance for credit losses. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	December 31, 2021		December 31, 2020
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans
Commercial and industrial loans	$7,598	$263	$2,329
Agricultural land, production and other loans to farmers	631	524	1,012
Real estate loans:
Construction	685	—	123
Commercial real estate, non-owner occupied	23,029	6,133	46,316
Commercial real estate, owner occupied	411	—	3,040
Residential	9,153	2,160	6,517
Home equity	1,552	—	2,095
Individuals' loans for household and other personal expenditures	3	—	39
Loans	$43,062	$9,080	$61,471

There was no interest income recognized on non-accrual loans for the twelve months ended December 31, 2021 and 2020, respectively.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$8,075	$8,075	$2,672
Agricultural land, production and other loans to farmers	524	—	251	775	—
Real estate loans:
Construction	—	685	—	685	82
Commercial real estate, non-owner occupied	23,652	—	—	23,652	5,510
Commercial real estate, owner occupied	1,044	—	—	1,044	—
Residential	—	4,906	—	4,906	305
Home equity	—	394	—	394	64
Loans	$25,220	$5,985	$8,326	$39,531	$8,633

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As detailed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements, the Bank's banking regulators issued guidance in March 2020 encouraging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act had further provided that a qualified loan modification is exempt by law from classification as a troubled debt restructure as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. In accordance with that guidance, the Bank has offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The 2021 CAA extended the expiration date for COVID-related loan modifications exempt from troubled debt restructuring classification until January 1, 2022. At December 31, 2021, the Corporation did not have any outstanding COVID modifications, compared to $120.3 million on 87 loans at December 31, 2020.

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the twelve months ended December 31, 2021 and 2020, respectively.

	Twelve Months Ended December 31, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$348	$348	$—	$—	$348	2
Real estate loans:
Construction	16	—	16	—	16	1
Commercial real estate, non owner occupied	12,922	12,976	—	—	12,976	1
Commercial real estate, owner occupied	51	29	—	21	50	2
Residential	691	449	126	118	693	9
Total	$14,028	$13,802	$142	$139	$14,083	15

	Twelve Months Ended December 31, 2020
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$654	$654	$—	$—	$654	3
Agricultural land, production and other loans to farmers	458	458	—	—	458	1
Real estate loans:
Construction	113	—	—	123	123	1
Commercial real estate, owner occupied	107	107	—	—	107	1
Residential	2,730	2,393	163	224	2,780	38
Home Equity	332	237	95	—	332	3
Individuals' loans for household and other personal expenditures	19	19	—	—	19	2
Total	$4,413	$3,868	$258	$347	$4,473	49

Loans secured by commercial real estate, non-owner occupied made up 92.1 percent of the post-modification balances of the troubled debt restructured loans that occurred during the twelve months ending December 31, 2021. During the twelve months ended December 31, 2020, residential made up and 62.2 percent of the post-modification balance of the troubled debt restructured loans that occurred in the period.

The following tables summarize troubled debt restructures that occurred during the twelve months ended December 31, 2021 and 2020, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Twelve Months Ended December 31, 2021
	Number of Loans	Recorded Balance
Real estate loans:
Residential	5	$475
Total	5	$475

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

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit loss. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.2 million and $2.8 million at December 31, 2021 and December 31, 2020, respectively.

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

The following tables summarize changes in the allowance for credit losses by loan segment for the twelve months ended December 31, 2021:

	Twelve Months Ended December 31, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications	—	(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	7,921	(11,093)	1,122	—	—	2,050	—
Recoveries on loans	724	580	1	—	—	1,273	2,578
Loans charged off	(5,849)	(4,533)	(6)	—	—	(1,496)	(11,884)
Balances, December 31, 2021	$69,935	$60,665	$20,206	$—	$—	$44,591	$195,397

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

The following tables summarize changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2020 and 2019:

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables show the composition of the Corporation’s impaired loans and related allowance by loan class under the incurred loss model and the interest income recognized for the periods indicated:

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$1,059	$991	$—
Real estate Loans:
Commercial real estate, non-owner occupied	4,958	4,694	—
Commercial real estate, owner occupied	2,125	1,310	—
Residential	957	816	—
Individuals' loans for household and other personal expenditures	2	2	—
Total	$9,101	$7,813	$—
Impaired loans with related allowance:
Commercial and industrial loans	$268	$268	$223
Agricultural land, production and other loans to farmers	640	562	3
Real estate Loans:
Commercial real estate, non-owner occupied	44,016	43,715	11,686
Commercial real estate, owner occupied	2,061	1,323	557
Residential	2,041	2,014	352
Home equity	487	461	80
Total	$49,513	$48,343	$12,901
Total Impaired Loans	$58,614	$56,156	$12,901

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial loans	$320	$320	$—
Agricultural land, production and other loans to farmers	752	381	—
Real estate loans:
Construction	1,206	970	—
Commercial real estate, non-owner occupied	6,202	5,299	—
Commercial real estate, owner occupied	1,382	306	—
Residential	93	76	—
Total	$9,955	$7,352	$—
Impaired loans with related allowance:
Agricultural land, production and other loans to farmers	588	585	107
Real estate loans:
Commercial real estate, owner occupied	2,060	1,324	124
Residential	2,070	2,044	383
Home equity	417	400	75
Individuals' loans for household and other personal expenditures	4	4	—
Total	$5,139	$4,357	$689
Total Impaired Loans	$15,094	$11,709	$689

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Twelve Months Ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$991	$—
Real estate Loans:
Commercial real estate, non-owner occupied	4,850	145
Commercial real estate, owner occupied	1,429	—
Residential	840	3
Individuals' loans for household and other personal expenditures	3	—
Total	$8,113	$148
Impaired loans with related allowance:
Commercial and industrial loans	$267	$—
Agricultural land, production and other loans to farmers	589	—
Real estate Loans:
Commercial real estate, non-owner occupied	44,119	—
Commercial real estate, owner occupied	1,447	—
Residential	2,108	70
Home equity	473	14
Total	$49,003	$84
Total Impaired Loans	$57,116	$232

	Twelve Months Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial loans	$320	$—
Agricultural land, production and other loans to farmers	542	—
Real estate loans:
Construction	1,229	—
Commercial real estate, non-owner occupied	5,399	156
Commercial real estate, owner occupied	357	—
Residential	77	3
Total	$7,924	$159
Impaired loans with related allowance:
Agricultural land, production and other loans to farmers	585	—
Real estate loans:
Commercial real estate, owner occupied	1,324	—
Residential	2,083	63
Home equity	409	12
Individuals' loans for household and other personal expenditures	4	—
Total	$4,405	$75
Total Impaired Loans	$12,329	$234

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

Financial instruments with off-balance sheet risk were as follows:

	December 31, 2021	December 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$3,917,215	$3,443,514
Standby letters of credit	$34,613	$29,555

The adoption of the CECL methodology for measuring credit losses, as discussed more fully in the Allowance for Credit Loss on Loans section of this Note, and in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $20.5 million. This reserve level remains appropriate and is reported in Other Liabilities as of December 31, 2021 in the CONSOLIDATED BALANCE SHEETS.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

Twelve Months Ended December 31, 2021
Balances, January 1, 2021	$20,500
Provision for credit losses	—
Balances, December 31, 2021	$20,500

NOTE 6

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2021 and 2020:

	2021	2020
Cost at December 31:
Land	$22,349	$25,619
Buildings and Leasehold Improvements	160,410	163,588
Equipment	129,885	127,341
Total Cost	312,644	316,548
Accumulated Depreciation and Amortization	(206,989)	(205,486)
Net	$105,655	$111,062

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Details regarding the lease contracts are discussed in NOTE 9. LEASES of these Notes to Consolidated Financial Statements.

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

As of October 1, 2021, the Corporation performed its annual goodwill impairment testing and in the valuation, the fair value exceeded the Corporation's carrying value; therefore, it was concluded goodwill was not impaired.

As of October 1, 2020, the Corporation performed its annual goodwill impairment test which included various valuation considerations including comparable peer data, precedent transaction comparables, discounted cash flow analysis, overall financial performance, share price of the Corporation's common stock and other factors. The testing for 2020 resulted in a conclusion that it was not more likely than not that the fair value of the Corporation had declined below its carrying value and no impairment loss was recorded in 2020.

For additional details related to impairment testing, see the "GOODWILL" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2021	2020
Balance, January 1	$543,918	$543,918
Goodwill acquired	1,467	—
Balance, December 31	$545,385	$543,918

NOTE 8

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The Hoosier acquisition on April 1, 2021 resulted in a customer relationship intangible of $2,247,000. Details regarding the Hoosier acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2021	2020
Gross carrying amount	$102,396	$102,396
Other intangibles acquired	2,247	—
Accumulated amortization	(79,168)	(73,421)
Total core deposit and other intangibles	$25,475	$28,975

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Amortization expense for the years ended December 31, 2021, 2020 and 2019, was $5.7 million, $6.0 million and $6.0 million, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2022	$5,402
2023	5,145
2024	4,510
2025	3,754
2026	2,948
After 2026	3,716
$25,475

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

LEASES

The Corporation enters into leases for certain retail branches, office space, land and equipment. Operating leases are included in other assets and the lease liability is included in other liabilities in our balance sheets. The Corporation does not have any finance leases.

Right-of-use (ROU) assets represent the Corporation's right to use an underlying asset for the lease term and lease liabilities represent the Corporation's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Corporation uses its incremental borrowing rate at commencement date in determining the present value of lease payments when the rate implicit in a lease is not known. The Corporation's incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Corporation's leases are generally for periods of five to twenty years with various renewal options. The exercise of such lease renewal options is not included in the present value of lease obligations unless it is reasonably certain that the option will be exercised. The Corporation has lease agreements which contain both lease and non-lease components such as common area maintenance charges, real estate taxes, and insurance. Non-lease components are not included in the measurement of the lease liability and are recognized in expense when incurred. The Corporation has elected not to recognize short-term leases, with original lease terms of twelve months or less, on the Corporation's balance sheet. Certain of the Corporation's lease agreements include rental payments adjusted periodically for inflation. The Corporation's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2021 and 2020:

	2021	2020
Operating lease assets	$17,818	$18,247
Total lease assets	$17,818	$18,247

Operating lease liabilities	$19,619	$20,058
Total lease liabilities	$19,619	$20,058

Weighted average remaining lease term (years)
Operating leases	7.0	8.0
Weighted average discount rate
Operating leases	3.1%	3.3%

The table below presents the components of lease expense for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Lease Cost:
Operating lease cost	$3,710	$3,724	$3,617
Short-term lease cost	345	247	204
Variable lease cost	980	842	948
Sublease income	$(33)	$(43)	$(13)
Total lease cost	$5,002	$4,770	$4,756

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
2022	$3,954
2023	3,569
2024	3,464
2025	3,217
2026	1,945
2027 and after	5,913
Total lease payments	$22,062
Less: Present value discount	2,443
Present value of lease liabilities	$19,619

Other Information	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,773	$3,629	$3,422
ROU assets obtained in exchange for new operating lease liabilities	$2,700	$1,601	$23,529

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2021	December 31, 2020
Demand deposits	$7,704,190	$6,821,152
Savings deposits	4,334,802	3,661,713
Certificates and other time deposits of $100,000 or more	273,379	346,194
Other certificates and time deposits	389,752	459,168
Brokered deposits	30,454	73,383
Total deposits	$12,732,577	$11,361,610

At December 31, 2021 and 2020, deposits exceeding the FDIC's Standard Maximum Deposit Insurance Amount of $250,000 were $7.6 billion and $6.4 billion, respectively. The Corporation experienced increases from December 31, 2020 in demand and savings accounts of $883.0 million and $673.1 million, respectively. A portion of the increase is due to PPP loans that have remained on deposit, in addition to consumer Economic Impact Payments from the IRS that have also remained on deposit. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $142.2 million and $42.9 million, respectively, from December 31, 2020. The low interest rate environment has resulted in customers migrating funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

At December 31, 2021, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2022	$548,203
2023	108,558
2024	15,506
2025	10,394
2026	9,662
After 2026	1,262
$693,585

NOTE 11

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Securities sold under repurchase agreements	$181,577	$177,102
Federal Home Loan Bank advances	334,055	389,430
Subordinated debentures and term loans	118,618	118,380
Total Borrowings	$634,250	$684,912

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2021 and 2020 totaled $199.1 million and $197.9 million, respectively, and the average of such agreements totaled $173.8 million and $180.7 million during 2021 and 2020, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Transfers Accounted For As Secured Borrowings

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2021 and 2020 were:

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$181,577	$—	$—	$—	$181,577

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$175,449	$—	$1,653	$—	$177,102

Contractual maturities of borrowings as of December 31, 2021, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2022	$181,577	$75,097	$—
2023	—	115,097	—
2024	—	10,097	—
2025	—	25,097	—
2026	—	97	—
After 2026	—	108,570	122,012
ASC 805 fair value adjustments at acquisition	—	—	(3,394)
	$181,577	$334,055	$118,618

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At December 31, 2021, the outstanding FHLB advances had interest rates from 0.35 to 2.62 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2021, was $728.5 million. As of December 31, 2021, the Corporation had $125.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2021 and 2020, subordinated debentures and term loans totaled $118.6 million and $118.4 million, respectively.

•First Merchants Capital Trust II ("FMC Trust II"). The subordinated debenture was entered into on July 2, 2007 for $56.7 million. On August 10, 2015, the Corporation completed the cancellation of $5 million of subordinated debentures at a gain of $1.3 million. Interest was fixed at 6.495 percent for the period from the date of issuance through September 15, 2012; interest is now an annual floating rate equal to the three-month LIBOR plus 1.56 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2021 and 2020 was 1.76 percent and 1.78 percent, respectively. The Corporation could not redeem the debenture prior to September 15, 2012, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. On March 16, 2020, the Corporation partially redeemed $10.0 million of its subordinated debentures, with an interest rate of 3.45 percent, all of which were held by FMC Trust II. As a result, FMC Trust II used the proceeds from such partial redemption to concurrently redeem a like amount of its capital securities at an aggregate principal redemption price of $10.0 million. Debentures issued by the Corporation in the principal amount of $41.7 million remain outstanding at December 31, 2021 with a maturity date of September 15, 2037. The Corporation holds all of the remaining outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. On December 31, 2015 the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. The subordinated debentures of Ameriana Capital Trust I were entered into in March 2006 for $10.3 million and have a maturity of March 2036. Ameriana could not redeem the debenture prior to March 2011, and redemption is subject to the prior approval of the Board of Governors of the Federal Reserve System, as required by law or regulation. The interest rate is equal to the three-month LIBOR plus 1.50 percent, reset quarterly. Interest is payable in March, June, September and December of each year. The interest rate at December 31, 2021 and 2020 was 1.70 percent and 1.72 percent, respectively. The Corporation holds all of the outstanding common securities of Ameriana Capital Trust I.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

•On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. Once the rates convert to floating on October 30, 2023, the Senior Debt will have an annual floating rate equal to the three-month LIBOR plus 2.345 percent and the Subordinated Debt will have an annual floating rate equal to the three-month LIBOR plus 4.095 percent. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem begin with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2021 and 2020 the Corporation was in compliance with these covenants.

NOTE 12

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2021 and December 31, 2020, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2021, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advances. Finally, the remaining $24.0 million of interest rate swaps were used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit originated in December 2020. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2021 and 2020, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities.  During the next twelve months, the Corporation expects to reclassify $724,000 from accumulated other comprehensive income to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The notional amount of customer-facing swaps was approximately $1.0 billion and $985.0 million as of December 31, 2021 and December 31, 2020, respectively.  This amount is offset with third party counterparties, as described above.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021 and December 31, 2020.

	Asset Derivatives				Liability Derivatives
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$835	Other Liabilities	$2,018
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$41,133	Other Assets	$74,335	Other Liabilities	$41,133	Other Liabilities	$74,335

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended December 31,
	2021	2020
Interest rate products	$138	$(1,480)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Corporation’s derivative financial instruments on the Income Statement for the years ended December 31, 2021, 2020 and 2019.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2021	2020	2019
Interest rate contracts	Interest expense	$(1,044)	$(906)	$(334)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well/adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2021, the termination value of derivatives in a net liability position related to these agreements was $32.6 million. As of December 31, 2021, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $50.8 million. If the Corporation had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value.

NOTE 13

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

RECURRING MEASUREMENTS

Assets and liabilities are considered to be measured at fair value on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be measured at fair value on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities, U.S. Government-sponsored mortgage-backed securities and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Interest Rate Derivative Agreements

See information regarding the Corporation’s interest rate derivative products in NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$95,136	$—	$95,136	$—
U.S. Treasury	999	999	—	—
State and municipal	1,576,532	—	1,571,076	5,456
U.S. Government-sponsored mortgage-backed securities	667,605	—	667,601	4
Corporate obligations	4,279	—	4,248	31
Interest rate swap asset	41,133	—	41,133	—
Interest rate swap liability	41,968	—	41,968	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$2,430	$—	$2,430	$—
State and municipal	1,257,885	—	1,255,441	2,444
U.S. Government-sponsored mortgage-backed securities	654,669	—	654,665	4
Corporate obligations	4,135	—	4,104	31
Interest rate swap asset	74,335	—	74,335	—
Interest rate swap liability	76,353	—	76,353	—

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2021 and 2020.

	Available for Sale Securities
	For The Year Ended
	December 31, 2021	December 31, 2020
Beginning Balance	$2,479	$2,893
Included in other comprehensive income	227	16
Purchases, issuances, and settlements	3,241	—
Principal payments	(456)	(430)
Ending balance	$5,491	$2,479

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2021 or 2020.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2021 or 2020.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2021 and 2020.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$24,491	—	—	$24,491
Other real estate owned	$96	—	—	$96

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$37,250	—	—	$37,250
Other real estate owned	$544	—	—	$544

Collateral Dependent Loans and Other Real Estate Owned

Determining fair value for collateral dependent loans and other real estate requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2021 and 2020.

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,456	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years A- to BBB- 0.75% - 4% 3.7%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month LIBOR plus 200bps 0%

Collateral dependent loans	$24,491	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% 5.5%

Other real estate owned	$96	Appraisals	Discount to reflect current market conditions Weighted-average discount of other real estate owned balance	0% - 44% 43.5%

December 31, 2020	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,444	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years A- to BBB- 1.5% - 4% 3.9%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month LIBOR plus 200bps 0%

Collateral dependent loans	$37,250	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% 6.0%

Other real estate owned	$544	Appraisals	Discount to reflect current market conditions Weighted-average discount of other real estate owned balance	0% - 30% 26.2%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020.

	2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$167,146	$167,146	$—	$—
Interest-bearing deposits	474,154	474,154	—	—
Investment securities available for sale	2,344,551	999	2,338,061	5,491
Investment securities held to maturity	2,179,802	—	2,188,600	13,903
Loans held for sale	11,187	—	11,187	—
Loans	9,046,464	—	—	9,068,319
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	41,133	—	41,133	—
Interest receivable	57,187	—	57,187	—
Liabilities at December 31:
Deposits	$12,732,577	$12,038,992	$690,089	$—
Borrowings:
Securities sold under repurchase agreements	181,577	—	181,572	—
Federal Home Loan Bank advances	334,055	—	337,005	—
Subordinated debentures and term loans	118,618	—	107,892	—
Interest rate swap liability	41,968	—	41,968	—
Interest payable	2,762	—	2,762	—

	2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and cash equivalents	$192,896	$192,896	$—	$—
Interest-bearing deposits	392,305	392,305	—	—
Investment securities available for sale	1,919,119	—	1,916,640	2,479
Investment securities held to maturity	1,227,668	—	1,260,815	19,478
Loans held for sale	3,966	—	3,966	—
Loans	9,112,526	—	—	9,191,628
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	74,335	—	74,335	—
Interest receivable	53,948	—	53,948	—
Liabilities at December 31:
Deposits	$11,361,610	$10,482,865	$878,257	$—
Borrowings:
Securities sold under repurchase agreements	177,102	—	177,097	—
Federal Home Loan Bank advances	389,430	—	399,991	—
Subordinated debentures and term loans	118,380	—	108,439	—
Interest rate swap liability	76,353	—	76,353	—
Interest payable	3,287	—	3,287	—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 14
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2021 and 2020:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income before reclassifications	(23,732)	109	7,491	(16,132)
Amounts reclassified from accumulated other comprehensive income	(4,482)	825	66	(3,591)
Period change	(28,214)	934	7,557	(19,723)
Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113

Balance at December 31, 2019	$38,872	$(1,141)	$(9,857)	$27,874
Other comprehensive income before reclassifications	58,513	(1,169)	(1,767)	55,577
Amounts reclassified from accumulated other comprehensive income	(9,397)	716	66	(8,615)
Period change	49,116	(453)	(1,701)	46,962
Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	2019	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$5,674	$11,895	$4,415	Other income - net realized gains on sales of available for sale securities
Related income tax benefit (expense)	(1,192)	(2,498)	(927)	Income tax expense
	$4,482	$9,397	$3,488

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(1,044)	$(906)	$(334)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	219	190	70	Income tax expense
	$(825)	$(716)	$(264)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(84)	$(84)	$(106)	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	18	18	22	Income tax expense
	$(66)	$(66)	$(84)

Total reclassifications for the period, net of tax	$3,591	$8,615	$3,140

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES of these Notes to Consolidated Financial Statements.

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

Basel III was effective for the Corporation on January 1, 2015 and requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2021, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the 2021 CAA provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption will be fully reflected in regulatory capital on January 1, 2024.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation's and Bank's actual and required capital ratios as of December 31, 2021 and December 31, 2020 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,582,481	13.92%	$1,193,840	10.50%	N/A	N/A
First Merchants Bank	1,453,358	12.74	1,197,515	10.50	$1,140,490	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,374,240	12.09%	$966,442	8.50%	N/A	N/A
First Merchants Bank	1,309,685	11.48	969,417	8.50	$912,392	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,327,634	11.68%	$795,893	7.00%	N/A	N/A
First Merchants Bank	1,309,685	11.48	798,343	7.00	$741,319	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,374,240	9.30%	$590,758	4.00%	N/A	N/A
First Merchants Bank	1,309,685	8.88	589,994	4.00	$737,493	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,475,551	14.36%	$1,079,015	10.50%	N/A	N/A
First Merchants Bank	1,412,805	13.70	1,082,430	10.50	$1,030,886	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,282,070	12.48%	$873,488	8.50%	N/A	N/A
First Merchants Bank	1,283,922	12.45	876,253	8.50	$824,708	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,235,702	12.02%	$719,343	7.00%	N/A	N/A
First Merchants Bank	1,283,922	12.45	721,620	7.00	$670,076	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,282,070	9.57%	$536,123	4.00%	N/A	N/A
First Merchants Bank	1,283,922	9.59	535,279	4.00	$669,098	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarifies that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2021 and 2020, risk-weighted assets included $106.6 million and $667.1 million, respectively, of PPP loans at a zero risk weight.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Dividends

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2021, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $194,434,000.

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
CECL replaces the previous "incurred loss" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. As of the adoption and day one measurement date of January 1, 2021, the Corporation recorded a one-time cumulative-effect adjustment to retained earnings, net of income taxes, of $68.0 million. See additional details of the Corporation's CECL adoption in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OR SIGNIFICANT ACCOUNTING POLICIES and NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements.

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

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares. During 2021, the Corporation repurchased 646,102 of its common shares for $25.4 million at an average price of $39.38.

NOTE 16

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid balances are as follows for December 31, 2021, 2020 and 2019.  The amount of capitalized servicing assets is considered immaterial.

	2021	2020	2019
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$765,547	$514,539	$354,393
Fannie Mae	60,839	69,072	82,922
Equity Bank	60,107	—	—
Federal Home Loan Bank	32,558	51,479	76,815
Chevy Chase Mortgage Company	85	134	164
Total	$919,136	$635,224	$514,294

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSAs and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2021, 2020, and 2019 was $4.8 million, $4.6 million, and $4.1 million, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying CONSOLIDATED STATEMENTS OF INCOME.

Share-based compensation expense recognized in the CONSOLIDATED STATEMENTS OF INCOME is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the year ended December 31, 2021, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards. In 2021 and 2020, the Corporation had RSAs vest primarily at a stock price that was lower than the grant date stock price, which resulted in the recognition of income tax expense at vesting of $112,000 and $394,000, respectively. For the year ended 2019, RSAs vested at a stock price higher than the grant date stock price resulting in recognition of income tax benefit at vesting of $363,000.

	Years Ended December 31,
	2021	2020	2019
Stock and ESPP Options
Pre-tax compensation expense	$155	$96	$101
Income tax benefit	(92)	(29)	(70)
Stock and ESPP option expense, net of income taxes	$63	$67	$31
Restricted Stock Awards
Pre-tax compensation expense	$4,607	$4,504	$4,014
Income tax benefit	(855)	(552)	(1,206)
Restricted stock awards expense, net of income taxes	$3,752	$3,952	$2,808
Total Share-Based Compensation:
Pre-tax compensation expense	$4,762	$4,600	$4,115
Income tax benefit	(947)	(581)	(1,276)
Total share-based compensation expense, net of income taxes	$3,815	$4,019	$2,839

As of December 31, 2021, unrecognized compensation expense related to RSAs was $8.4 million and is expected to be recognized over weighted-average period of 1.90 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2021.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Stock option activity under the Corporation's stock option plans, as of December 31, 2021, and changes during the year ended December 31, 2021, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	45,800	$15.00	—	$—
Exercised	(17,300)	$11.46	—	$—
Outstanding December 31, 2021	28,500	$17.14	1.50	$705,330
Vested and Expected to Vest at December 31, 2021	28,500	$17.14	1.50	$705,330
Exercisable at December 31, 2021	28,500	$17.14	1.50	$705,330

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2021.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $559,000 and $261,000, respectively. Cash receipts of stock options exercised during 2021 and 2020 were $198,000 and $115,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2021	357,883	$36.30
Granted	153,936	$42.49
Forfeited	(6,050)	$35.59
Vested	(94,510)	$48.27
Unvested RSAs at December 31, 2021	411,259	$35.86

The grant date fair value of ESPP options was estimated at the beginning of the October 1, 2021, quarterly offering period of approximately $25,000. The ESPP options vested during the three months ending December 31, 2021, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2021.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The table below sets forth the plans’ funded status and amounts recognized in the consolidated balance sheets at December 31, using measurement dates of December 31, 2021 and 2020.

	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of year	$80,786	$76,770
Service cost	—	16
Interest cost	1,760	2,343
Actuarial (gain) loss	(2,919)	6,957
Benefits paid	(5,353)	(5,300)
Benefit obligation at end of year	$74,274	$80,786

Change in Plan Assets:
Fair value of plan assets at beginning of year	$88,512	$85,121
Actual return on plan assets	10,786	7,925
Employer contributions	643	766
Benefits paid	(5,353)	(5,300)
End of year	94,588	88,512
Funded status at end of year	$20,314	$7,726

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$1,545	$3,970
Assets	$24,750	$12,681
Liabilities	$4,436	$4,955

As of December 31, 2021, the funded status of the plans increased $12.6 million and the accumulated other comprehensive loss, net of tax, decreased $7.6 million from December 31, 2020. The net impact of the primary contributing factors to these changes were the increased discount rate of 40 basis points from 2.3 percent to 2.7 percent, which decreased the liability by $3.0 million. This was offset by a $300,000 increase in the liability due to the mortality projection improvement scale update from MP-2020 to MP-2021. The plan's assets earned a return of $10.8 million, which was $6.5 million more than the expected return. Finally, new census data was incorporated into the current year valuation.

The accumulated benefit obligation for all defined benefit plans was $74.3 million and $80.8 million at December 31, 2021 and 2020, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2021	December 31, 2020
Projected benefit obligation	$4,436	$4,955
Accumulated benefit obligation	$4,436	$4,955
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $117,000, $165,000 and $192,000 for 2021, 2020 and 2019, respectively.

The following table shows the components of net periodic pension benefit cost:

	December 31, 2021	December 31, 2020	December 31, 2019
Service cost	$—	$16	$39
Interest cost	1,760	2,343	2,975
Expected return on plan assets	(4,246)	(4,086)	(4,414)
Amortization of prior service cost	87	87	87
Amortization of net loss	305	221	404
Net periodic pension benefit cost	$(2,094)	$(1,419)	$(909)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2021	December 31, 2020	December 31, 2019
Net periodic pension benefit cost	$(2,094)	$(1,419)	$(909)
Net gain (loss)	9,460	(3,119)	4,552
Amortization of net loss	305	221	404
Amortization of prior service cost	87	87	87
Total recognized in other comprehensive income (loss)	9,852	(2,811)	5,043
Total recognized in net periodic pension benefit cost and other comprehensive income (loss)	$11,946	$(1,392)	$5,952

Significant assumptions include:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	2.70%	2.30%	3.20%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a
Weighted-average Assumptions Used to Determine Cost:
Discount rate	2.30%	3.20%	4.30%
Expected return on plan assets	5.00%	5.00%	6.00%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a

At December 31, 2021 and 2020, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2021, the maturities of the plans’ debt securities ranged from 40 days to 7.7 years, with a weighted average maturity of 3.5 years. At December 31, 2020, the maturities of the plans’ debt securities ranged from 15 days to 6.7 years, with a weighted average maturity of 3.7 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2021. The minimum contribution required in 2022 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2022	$5,720
2023	5,607
2024	5,366
2025	5,340
2026	5,265
After 2026	22,379
$49,677

Plan assets are re-balanced quarterly. At December 31, 2021 and 2020, plan assets by category are as follows:

	December 31, 2021		December 31, 2020
	Actual	Target	Actual	Target
Cash and cash equivalents	2.5%	3.0%	2.7%	3.0%
Equity securities	56.4	53.0	53.0	50.0
Debt securities	38.6	42.0	42.3	45.0
Alternative investments	2.5	2.0	2.0	2.0
	100.0%	100.0%	100.0%	100.0%

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $5.2 million, $5.1 million and $4.6 million for 2021, 2020 and 2019, respectively.

The Corporation also maintains a post retirement benefit plan that provides health insurance benefits for a closed group of participants that came to the Corporation through the 2019 MBT acquisition. To be eligible for the post retirement plan, the participants must (1) have been hired by MBT prior to January 1, 2007, (2) be a full-time employee of the Corporation and employed by MBT prior to the acquisition, and (3) be at least 55 of age with 5 years of full-time service with MBT. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees' premiums are determined based on their retiree class (per historical MBT guidelines) and also determined by the plan type for which the retiree is enrolled. As of December 31, 2021, the obligation payable under the post retirement plan was $3.2 million. Post retirement plan expense totaled $62,000 and $126,000 for 2021 and 2020, respectively.

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $92.0 million and $85.0 million as of December 31, 2021 and 2020, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $2.6 million and $3.5 million as of December 31, 2021 and 2020, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2021 and 2020.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,346	$2,346	$—	$—
Corporate Bonds and Notes	15,726	15,726	—	—
Government Agency and Municipal Bonds and Notes	1,302	—	1,302	—
Certificates of Deposit	1,307	—	1,307	—
Party-in-Interest Investments
Common Stock	2,534	2,534	—	—
Mutual Funds
Taxable Bond	18,184	18,184	—	—
Large Cap Equity	28,349	28,349	—	—
Mid Cap Equity	13,033	13,033	—	—
Small Cap Equity	5,815	5,815	—	—
International Equity	3,602	3,602	—	—
Specialty Alternative Equity	2,390	2,390	—	—
	$94,588	$91,979	$2,609	$—

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,361	$2,361	$—	$—
Corporate Bonds and Notes	16,330	16,330	—	—
Government Agency and Municipal Bonds and Notes	2,462	—	2,462	—
Certificates of Deposit	1,043	—	1,043	—
Party-in-Interest Investments
Common Stock	2,263	2,263	—	—
Mutual Funds
Taxable Bond	17,676	17,676	—	—
Large Cap Equity	25,117	25,117	—	—
Mid Cap Equity	10,731	10,731	—	—
Small Cap Equity	4,867	4,867	—	—
International Equity	3,912	3,912	—	—
Specialty Alternative Equity	1,750	1,750	—	—
	$88,512	$85,007	$3,505	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 21%	$50,566	$35,695	$40,695
Tax-exempt Interest Income	(16,200)	(13,273)	(10,124)
Stock Compensation	(20)	338	(459)
Earnings on Life Insurance	(1,468)	(1,079)	(953)
Tax Credits	(354)	(425)	(263)
CARES Act - NOL carryback rate differential	—	(1,178)	—
State Tax	2,697	1,122	600
Other	38	175	(171)
Income Tax Expense	$35,259	$21,375	$29,325

Effective Tax Rate	14.6%	12.6%	15.1%

Income tax expense consists of the following components for the years ended December 31, 2021, 2020, 2019:

	2021	2020	2019
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$24,634	$28,463	$23,938
State	1,473	2,647	422
Deferred:
Federal	7,211	(8,508)	4,726
State	1,941	(1,227)	239
Income Tax Expense	$35,259	$21,375	$29,325

Significant components of the net deferred tax assets and liabilities resulting from temporary differences were as follows at December 31, 2021 and 2020:

	2021	2020
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$52,995	$31,850
Differences in Accounting for Loan Fees	2,016	4,328
Deferred Compensation	4,172	4,038
Federal & State Income Tax Loss Carryforward and Credits	747	2,089
Other	3,585	3,185
Total Assets	63,515	45,490
Liabilities:
Differences in Depreciation Methods	5,726	6,028
Differences in Accounting for Loans and Securities	3,078	2,840
Difference in Accounting for Pensions and Other Employee Benefits	4,586	1,258
State Income Tax	1,499	1,059
Net Unrealized Gain on Securities Available for Sale	15,889	23,389
Gain on FDIC Modified Whole Bank Transaction	306	359
Other	8,108	6,209
Total Liabilities	39,192	41,142
Net Deferred Tax Asset	$24,323	$4,348

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2021, the Corporation has approximately $15.2 million of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2023. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $7.1 million. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13.4 million and $11.9 million, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income. No provision for income taxes had been provided. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2021, would have been approximately $5.3 million.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2018.

Additional details regarding the Corporation's policies related to income taxes are discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

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

The following table reconciles basic and diluted net income per share for the years indicated:

	2021			2020			2019
		Weighted-Average Shares			Weighted-Average Shares			Weighted-Average Shares
Basic net income per share:
Net income available to common stockholders	$205,531	53,783,632	$3.82	$148,600	54,058,471	$2.75	$164,460	51,412,133	$3.20
Effect of dilutive stock options and restricted stock awards		200,597			161,913			149,105
Diluted net income per share:
Net income available to common stockholders	$205,531	53,984,229	$3.81	$148,600	54,220,384	$2.74	$164,460	51,561,238	$3.19

As of December 31, 2021, 2020 and 2019, there were no stock options with an option price greater than the average market price of the common shares.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$127,501	$59,848
Investment in subsidiaries	1,900,787	1,930,852
Premises and equipment	274	195
Interest receivable	2	2
Goodwill	448	448
Cash surrender value of life insurance	716	861
Other assets	10,281	12,211
Total assets	$2,040,009	$2,004,417
Liabilities
Subordinated debentures and term loans	$118,618	$118,380
Interest payable	864	860
Other liabilities	7,956	9,532
Total liabilities	127,438	128,772
Stockholders' equity	1,912,571	1,875,645
Total liabilities and stockholders' equity	$2,040,009	$2,004,417

Condensed Statements of Income and Comprehensive Income

	December 31, 2021	December 31, 2020	December 31, 2019
Income
Dividends from subsidiaries	$161,825	$70,100	$125,775
Other income	(50)	(62)	172
Total income	161,775	70,038	125,947
Expenses
Interest expense	6,642	6,777	8,309
Salaries and employee benefits	3,917	3,426	3,540
Net occupancy and equipment expenses	825	745	802
Other outside services	1,001	731	1,889
Professional services	263	218	303
Other expenses	1,687	1,266	1,587
Total expenses	14,335	13,163	16,430
Income before income tax benefit and equity in undistributed income of subsidiaries	147,440	56,875	109,517
Income tax benefit	2,929	2,260	3,575
Income before equity in undistributed income of subsidiaries	150,369	59,135	113,092
Equity in undistributed income of subsidiaries	55,162	89,465	51,368
Net income available to common stockholders	$205,531	$148,600	$164,460

Net income	$205,531	$148,600	$164,460
Other comprehensive income (loss)	(19,723)	46,962	49,296
Comprehensive income	$185,808	$195,562	$213,756

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Cash Flows

	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flow From Operating Activities:
Net income	$205,531	$148,600	$164,460
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	1,563	1,502	1,339
Distributions in excess of (equity in undistributed) income of subsidiaries	(55,162)	(89,465)	(51,368)
Other adjustments	(1,173)	1,537	(6,013)
Investment in subsidiaries - operating activities	885	235	(268)
Net cash provided by operating activities	151,644	62,409	108,150
Cash Flow From Investing Activities:
Net cash received in acquisition	—	—	78
Net cash provided by investing activities	—	—	78
Cash Flow From Financing Activities:
Cash dividends	(61,230)	(56,542)	(51,276)
Repayment of borrowings	—	(20,310)	—
Stock issued under employee benefit plans	605	639	702
Stock issued under dividend reinvestment and stock purchase plan	1,880	1,726	1,531
Stock options exercised	198	115	144
Repurchases of common stock	(25,444)	(55,912)	(19,041)
Net cash used by financing activities	(83,991)	(130,284)	(67,940)
Net change in cash	67,653	(67,875)	40,288
Cash, beginning of the year	59,848	127,723	87,435
Cash, end of year	$127,501	$59,848	$127,723

NOTE 22

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2021, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2021 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

BKD, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2021, which appears as follows.

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited First Merchants Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Corporation and our report dated March 1, 2022 expressed an unqualified opinion.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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
March 1, 2022

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2022 annual meeting (“2022 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Corporation will provide information that is responsive to this Item 11 in its 2022 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 relating to equity compensation plans is set forth in Part II, Item 5 under the table entitled “Equity Compensation Plan Information” of this Annual Report on Form 10-K. The Corporation will provide additional information that is responsive to this Item 12 in its 2022 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation will provide information that is responsive to this Item 13 in its 2022 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is BKD, LLP, Indianapolis, IN, Auditor Firm ID: 686.

The Corporation will provide information that is responsive to this Item 14 in its 2022 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated balance sheets at December 31, 2021 and 2020
Consolidated statements of income, years ended December 31, 2021, 2020 and 2019
Consolidated statements of comprehensive income, years ended December 31, 2021, 2020 and 2019
Consolidated statements of stockholders' equity, years ended December 31, 2021, 2020 and 2019
Consolidated statements of cash flows, years ended December 31, 2021, 2020 and 2019
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

2.1 (*)
Agreement and Plan of Merger between First Merchants Corporation and Level Onel Bancorp, Inc., dated as of November 4, 2021 (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on November 4, 2021) (SEC No. 000-17071)

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on May 2, 2017) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation dated August 11, 2016 (Incorporated by reference to Exhibit 3.2 of registrant’s Form 10-K filed on March 1, 2017) (SEC No. 000-17071)
4.1
First Merchants Corporation Amended and Restated Declaration of Trust of First Merchants Capital Trust II dated as of July 2, 2007 (Incorporated by reference to Exhibit 4.1 of registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)

4.2	Indenture dated as of July 2, 2007 (Incorporated by reference to Exhibit 4.2 of registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.3	Guarantee Agreement dated as of July 2, 2007 (Incorporated by reference to Exhibit 4.3 of registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.4	Form of Capital Securities Certification of First Merchants Capital Trust II (Incorporated by reference to Exhibit 4.4 of registrant's Form 8-K filed on July 3, 2007) (SEC No. 000-17071)
4.5	First Merchants Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to registrant’s Prospectus filed pursuant to Rule 424(b)(3) on July 17, 2020) (SEC No. 333-229527)
4.6
Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of its (a) 5.00% Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75% Fixed-to-Floating Rate Subordinated Notes due 2028 in aggregate principal amount of $65 million.

4.7
Description of the Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.8 of registrant’s Form 10-K filed on February 28, 2020) (SEC No. 000-17071)

10.1
First Merchants Corporation Senior Management Incentive Compensation Program, dated February 2, 2022 (Incorporated by reference to the description in Item 5.02 of registrant's Form 8-K filed on February 8, 2022) (SEC No. 000-170771) (1)

10.2
First Merchants Corporation non-employee director compensation schedule adopted February 9, 2021 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed on May 10, 2021) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to Exhibit 10.3 registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to Exhibit 10.4 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, as amended, with Jeffery B. Lorentson dated June 1, 2011 (Incorporated by reference to Exhibit 10.8 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.9
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

10.10
First Merchants Corporation Change of Control Agreement, effective November 4, 2021, with Michele M. Kawiecki (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on November 10, 2021) (SEC No. 000-17071) (1)

10.11
First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to Exhibit 10.7 of registrant's Form 10-K filed on March 27, 1998) (SEC No. 000-17071) (1)

10.12
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.13
First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

PART IV: ITEM 15. AND ITEM 16.

10.14	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on November 3, 2011) (SEC No. 000-17071) (1)
10.15	First Merchants Corporation 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)
10.16	First Merchants Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)
10.17	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.5 of registrant’s Form S-8 filed June 26, 2019) (SEC No. 333-232362) (1)
10.18
Consulting Agreement between Michael C. Rechin and First Merchants Corporation, effective January 1, 2021 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on September 29, 2020) (SEC No. 000-17071) (1)

10.19
Voting Agreement, dated November 4, 2021, among First Merchants Corporation, each member of the Board of Directors of Level One Bancorp, Inc. and each executive officer of Level One Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on November 4, 2021) (SEC No. 000-17071)

21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(*)	Schedules to the subject agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
(1)	Management contract or compensatory plan
(2)	Filed herewith.
(3)	Furnished herewith.

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2022.

FIRST MERCHANTS CORPORATION

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of March, 2022.

/s/ Mark K. Hardwick	/s/ Michele M. Kawiecki
Mark K. Hardwick	Michele M. Kawiecki, Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Clark C. Kellogg*
Michael R. Becher, Director	Clark C. Kellogg, Director

/s/ Susan W. Brooks*	/s/ Gary J. Lehman*
Susan W. Brooks, Director	Gary J. Lehman, Director

/s/ Michael J. Fisher*	/s/ Michael C. Rechin*
Michael J. Fisher, Director	Michael C. Rechin, Director

/s/ F. Howard Halderman*	/s/ Charles E. Schalliol*
F. Howard Halderman, Director	Charles E. Schalliol, Director

/s/ Mark K. Hardwick*	/s/ Patrick A. Sherman*
Mark K. Hardwick, Director	Patrick A. Sherman, Director

/s/ William L. Hoy*	/s/ Jean L. Wojtowicz*
William L. Hoy, Director	Jean L. Wojtowicz, Director

*	By Michele M. Kawiecki as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Michele M. Kawiecki
Michele M. Kawiecki
As Attorney-in-Fact March 1, 2022