Form 10-Q
period 2022-03-31
FIRST MERCHANTS CORP
filed 2022-05-10
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

FIRST MERCHANTS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana
(State or other jurisdiction of incorporation)
001-41342	35-1544218
(Commission File Number)	(IRS Employer Identification No.)

200 East Jackson Street, Muncie, IN                  47305-2814
(Address of principal executive offices)                   (Zip code)

(Registrant’s telephone number, including area code): (765) 747-1500

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.125 stated value per share	FRME	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/100th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	FRMEP	The Nasdaq Stock Market LLC

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

As of May 3, 2022, there were 59,462,227 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$148,277	$167,146
Interest-bearing deposits	395,262	474,154
Investment securities available for sale	2,164,197	2,344,551
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $2,145,994 and $2,202,503)	2,325,066	2,179,802
Loans held for sale	3,938	11,187
Loans	9,356,241	9,241,861
Less: Allowance for credit losses - loans	(195,984)	(195,397)
Net loans	9,160,257	9,046,464
Premises and equipment	105,883	105,655
Federal Home Loan Bank stock	26,422	28,736
Interest receivable	56,081	57,187
Goodwill	545,385	545,385
Other intangibles	24,109	25,475
Cash surrender value of life insurance	291,881	291,041
Other real estate owned	6,271	558
Tax asset, deferred and receivable	73,422	35,641
Other assets	138,807	140,167
TOTAL ASSETS	$15,465,258	$15,453,149
LIABILITIES
Deposits:
Noninterest-bearing	$2,745,235	$2,709,646
Interest-bearing	10,160,718	10,022,931
Total Deposits	12,905,953	12,732,577
Borrowings:
Securities sold under repurchase agreements	169,697	181,577
Federal Home Loan Bank advances	308,960	334,055
Subordinated debentures and other borrowings	118,677	118,618
Total Borrowings	597,334	634,250
Interest payable	3,589	2,762
Other liabilities	150,749	170,989
Total Liabilities	13,657,625	13,540,578
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 53,424,823 and 53,410,411 shares	6,678	6,676
Additional paid-in capital	987,404	985,818
Retained earnings	897,818	864,839
Accumulated other comprehensive income (loss)	(84,392)	55,113
Total Stockholders' Equity	1,807,633	1,912,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,465,258	$15,453,149

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Loans receivable:
Taxable	$79,075	$85,105
Tax exempt	5,704	5,339
Investment securities:
Taxable	8,510	6,695
Tax exempt	15,875	12,385
Deposits with financial institutions	230	114
Federal Home Loan Bank stock	146	178
Total Interest Income	109,540	109,816
INTEREST EXPENSE
Deposits	4,294	6,200
Federal funds purchased	—	2
Securities sold under repurchase agreements	89	87
Federal Home Loan Bank advances	1,218	1,442
Subordinated debentures and other borrowings	1,659	1,657
Total Interest Expense	7,260	9,388
NET INTEREST INCOME	102,280	100,428
Provision for credit losses - loans	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	102,280	100,428
OTHER INCOME
Service charges on deposit accounts	6,419	5,264
Fiduciary and wealth management fees	7,332	6,422
Card payment fees	5,723	4,367
Net gains and fees on sales of loans	2,199	3,986
Derivative hedge fees	918	317
Other customer fees	410	368
Increase in cash surrender value of life insurance	1,176	1,189
Gains on life insurance benefits	520	147
Net realized gains on sales of available for sale securities	566	1,799
Other income	634	232
Total Other Income	25,897	24,091
OTHER EXPENSES
Salaries and employee benefits	42,519	38,811
Net occupancy	6,187	6,491
Equipment	5,080	5,030
Marketing	736	1,124
Outside data processing fees	4,363	4,244
Printing and office supplies	345	283
Intangible asset amortization	1,366	1,357
FDIC assessments	2,192	1,368
Other real estate owned and foreclosure expenses	564	734
Professional and other outside services	2,953	2,543
Other expenses	6,020	4,113
Total Other Expenses	72,325	66,098
INCOME BEFORE INCOME TAX	55,852	58,421
Income tax expense	7,266	8,952
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$48,586	$49,469
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.91	$0.92
Diluted Net Income Available to Common Stockholders	$0.91	$0.91
Cash Dividends Paid	$0.29	$0.26
Average Diluted Shares Outstanding (in thousands)	53,616	54,134

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$48,586	$49,469
Other comprehensive loss:
Unrealized gains/losses on securities available-for-sale:
Unrealized holding loss arising during the period	(176,567)	(47,911)
Reclassification adjustment for gains included in net income	(566)	(1,799)
Tax effect	37,199	10,439
Net of tax	(139,934)	(39,271)

Unrealized gain/loss on cash flow hedges:
Unrealized holding gain arising during the period	303	58
Reclassification adjustment for gains included in net income	241	252
Tax effect	(115)	(65)
Net of tax	429	245
Total other comprehensive loss, net of tax	(139,505)	(39,026)
Comprehensive income (loss)	$(90,919)	$10,443

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2021	125	$125	53,410,411	$6,676	$985,818	$864,839	$55,113	$1,912,571
Comprehensive loss:
Net income	—	—	—	—	—	48,586	—	48,586
Other comprehensive loss, net of tax	—	—	—	—	—	—	(139,505)	(139,505)
Cash dividends on common stock ($.29 per share)	—	—	—	—	—	(15,607)	—	(15,607)
Share-based compensation	—	—	1,200	—	1,100	—	—	1,100
Stock issued under dividend reinvestment and stock purchase plan	—	—	10,639	2	469	—	—	471
Stock options exercised	—	—	3,000	—	37	—	—	37
Restricted shares withheld for taxes	—	—	(427)	—	(20)	—	—	(20)
Balances, March 31, 2022	125	$125	53,424,823	$6,678	$987,404	$897,818	$(84,392)	$1,807,633

	Three Months Ended March 31, 2021
	Preferred		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption						(68,040)		(68,040)
Balances, January 1, 2021	125	$125	53,922,359	$6,740	$1,005,366	$720,538	$74,836	$1,807,605
Comprehensive income:
Net income	—	—	—	—	—	49,469	—	49,469
Other comprehensive loss, net of tax	—	—	—	—	—	—	(39,026)	(39,026)
Cash dividends on common stock ($.26 per share)	—	—	—	—	—	(14,130)	—	(14,130)
Share-based compensation	—	—	4,285	1	1,189	—	—	1,190
Stock issued under employee benefit plans	—	—	3,929	—	144	—	—	144
Stock issued under dividend reinvestment and stock purchase plan	—	—	9,117	1	442	—	—	443
Stock options exercised	—	—	14,300	2	169	—	—	171
Restricted shares withheld for taxes	—	—	(267)	—	(10)	—	—	(10)
Balances, March 31, 2021	125	$125	53,953,723	$6,744	$1,007,300	$755,877	$35,810	$1,805,856

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flow From Operating Activities:
Net income	$48,586	$49,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,668	2,748
Change in deferred taxes	(1,665)	(3,079)
Share-based compensation	1,100	1,190
Loans originated for sale	(63,805)	(111,558)
Proceeds from sales of loans held for sale	72,456	114,383
Gains on sales of loans held for sale	(1,402)	(3,289)
Gains on sales of securities available for sale	(566)	(1,799)
Increase in cash surrender of life insurance	(1,176)	(1,189)
Gains on life insurance benefits	(520)	(147)
Change in interest receivable	1,106	(714)
Change in interest payable	827	733
Other adjustments	(7,388)	6,062
Net cash provided by operating activities	50,221	52,810
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	78,892	(501)
Purchases of:
Securities available for sale	(62,164)	(597,901)
Securities held to maturity	(206,523)	(135,098)
Proceeds from sales of securities available for sale	35,029	48,016
Proceeds from maturities of:
Securities available for sale	37,442	80,114
Securities held to maturity	42,834	66,361
Change in Federal Home Loan Bank stock	2,314	—
Net change in loans	(116,409)	(72,704)
Proceeds from the sale of other real estate owned	174	495
Proceeds from life insurance benefits	856	315
Other adjustments	(2,896)	(2,285)
Net cash used in investing activities	(190,451)	(613,188)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	211,458	620,609
Certificates of deposit and other time deposits	(38,082)	(30,439)
Borrowings	59	8,678
Repayment of borrowings	(36,975)	(30,093)
Cash dividends on common stock	(15,607)	(14,130)
Stock issued under employee benefit plans	—	144
Stock issued under dividend reinvestment and stock purchase plans	471	443
Stock options exercised	37	171
Net cash provided by financing activities	121,361	555,383
Net Change in Cash and Cash Equivalents	(18,869)	(4,995)
Cash and Cash Equivalents, January 1	167,146	192,896
Cash and Cash Equivalents, March 31	$148,277	$187,901
Additional cash flow information:
Interest paid	$6,433	$8,655
Income tax paid	7,750	—
Loans transferred to other real estate owned	5,868	44
Fixed assets transferred to other real estate owned	—	1,167
Non-cash investing activities using trade date accounting	5,246	66,558
ROU assets obtained in exchange for new operating lease liabilities	53	386

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2021, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

The Corporation did not adopt any new accounting pronouncements in the first quarter of 2022. The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

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

FASB Accounting Standards Updates - Accounting Standards Update No. 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
Summary - The FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures, which is intended to improve the usefulness of information provided to investors about certain loan refinancings, restructurings, and writeoffs.

The amendments in the new ASU eliminate the accounting guidance for TDRs by creditors that have adopted CECL while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require that a public business entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases.

Since the Corporation adopted CECL on January 1, 2021, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation is assessing ASU 2022-02 and its impact on the Corporation's disclosures. The Corporation expects to adopt this ASU in the first quarter of 2023.

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

Level One Bancorp, Inc.

On April 1, 2022, the Corporation acquired 100 percent of Level One Bancorp, Inc. ("Level One"). Level One, a Michigan corporation, merged with and into the Corporation (the "Merger"), whereupon the separate corporate existence of Level One ceased and the Corporation survived. Immediately following the Merger, Level One's wholly owned subsidiary, Level One Bank, merged with and into the Bank, with the Bank as the surviving bank.

Level One was headquartered in Farmington Hills, Michigan and had 17 banking centers serving the Michigan market. Pursuant to the merger agreement, each common shareholder of Level One received, for each outstanding share of Level One common stock, (a) a 0.7167 share (the "Exchange Ratio") of the Corporation's common stock, in a tax-free exchange, and (b) a cash payment of $10.17. Fractional shares of the Corporation's common stock were not issued in respect of fractional interests arising from the Exchange Ratio but were paid in cash pursuant to the merger agreement. The Corporation issued 5.6 million shares of the Corporation's common stock and paid $79.3 million in cash in exchange for all outstanding shares of Level One common stock.

Additionally, the Corporation issued 10,000 shares of newly created 7.5% non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One Series B preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock (Nasdaq: FRMEP).

The combined Corporation has 126 banking centers in Indiana, Illinois, Michigan and Ohio. As of March 31, 2022, Level One had total assets of $2.4 billion, total loans of $1.7 billion and deposits of $1.9 billion. Certain fair value measurements and the purchase price allocation have not been completed due to the timing of the acquisition and the number of assets acquired and liabilities assumed. Review of the estimated fair values of loans, investments, property and equipment, intangible assets, other assets, deposits, borrowings and other liabilities, and the evaluation of the assumed tax positions will occur during the measurement period.

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of March 31, 2022 and December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2022
U.S. Treasury	$1,964	$—	$5	$1,959
U.S. Government-sponsored agency securities	85,494	7	6,403	79,098
State and municipal	1,543,969	17,890	65,326	1,496,533
U.S. Government-sponsored mortgage-backed securities	629,999	305	47,780	582,524
Corporate obligations	4,031	76	24	4,083
Total available for sale	$2,265,457	$18,278	$119,538	$2,164,197

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
U.S. Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of March 31, 2022 and December 31, 2021.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at March 31, 2022
U.S. Government-sponsored agency securities	$400,126	$—	$400,126	$—	$29,998	$370,128
State and municipal	1,082,257	245	1,082,012	5,718	105,731	982,244
U.S. Government-sponsored mortgage-backed securities	841,428	—	841,428	979	50,285	792,122
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$2,325,311	$245	$2,325,066	$6,697	$186,014	$2,145,994

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

Accrued interest on investment securities available for sale and held to maturity at March 31, 2022 and December 31, 2021 of $26.0 million and $26.8 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of March 31, 2022, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of March 31, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at March 31, 2022, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$96,155	$60,580	$156,735
Aa1	152,330	—	152,330
Aa2	174,021	—	174,021
Aa3	130,579	—	130,579
A1	105,264	—	105,264
A2	30,114	—	30,114
A3	10,110	—	10,110
Non-rated	383,684	1,182,474	1,566,158
Total	$1,082,257	$1,243,054	$2,325,311

The following tables summarize, as of March 31, 2022 and December 31, 2021, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at March 31, 2022
U.S. Treasury	$1,959	$5	$—	$—	$1,959	$5
U.S. Government-sponsored agency securities	54,473	3,775	23,869	2,628	78,342	6,403
State and municipal	887,898	62,732	16,888	2,594	904,786	65,326
U.S. Government-sponsored mortgage-backed securities	284,223	16,380	265,203	31,400	549,426	47,780
Corporate obligations	976	24	—	—	976	24
Total investment securities available for sale	$1,229,529	$82,916	$305,960	$36,622	$1,535,489	$119,538

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2021
U.S. Treasury	$999	$1	$—	$—	$999	$1
U.S. Government-sponsored agency securities	68,524	1,545	—	—	68,524	1,545
State and municipal	138,187	894	505	4	138,692	898
U.S. Government-sponsored mortgage-backed securities	427,687	10,791	8,324	397	436,011	11,188
Corporate obligations	992	8	—	—	992	8
Total investment securities available for sale	$636,389	$13,239	$8,829	$401	$645,218	$13,640

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio for the periods indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at March 31, 2022
U.S. Treasury	$5	2
U.S. Government-sponsored agency securities	6,403	13
State and municipal	65,326	585
U.S. Government-sponsored mortgage-backed securities	47,780	120
Corporate obligations	24	1
Total investment securities available for sale	$119,538	721

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2021
U.S. Treasury	$1	1
U.S. Government-sponsored agency securities	1,545	8
State and municipal	898	103
U.S. Government-sponsored mortgage-backed securities	11,188	48
Corporate obligations	8	1
Total investment securities available for sale	$13,640	161

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

	March 31, 2022	December 31, 2021
Investments available for sale reported at less than historical cost:
Historical cost	$1,655,027	$658,858
Fair value	1,535,489	645,218
Gross unrealized losses	$119,538	$13,640
Percent of the Corporation's investments available for sale	71.0%	27.5%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2022 and December 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2022
Due in one year or less	$6,240	$6,189	$7,718	$7,737
Due after one through five years	6,106	6,128	30,156	30,777
Due after five through ten years	135,605	135,384	179,256	173,697
Due after ten years	1,487,507	1,433,972	1,266,753	1,141,661
	1,635,458	1,581,673	1,483,883	1,353,872
U.S. Government-sponsored mortgage-backed securities	629,999	582,524	841,428	792,122
Total investment securities	$2,265,457	$2,164,197	$2,325,311	$2,145,994

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2021
Due in one year or less	$6,954	$6,965	$6,971	$6,995
Due after one through five years	5,097	5,309	30,272	31,946
Due after five through ten years	120,460	126,816	177,203	180,129
Due after ten years	1,464,460	1,537,856	1,215,812	1,231,568
	1,596,971	1,676,946	1,430,258	1,450,638
U.S. Government-sponsored mortgage-backed securities	671,684	667,605	749,789	751,865
Total investment securities	$2,268,655	$2,344,551	$2,180,047	$2,202,503

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities with a carrying value of approximately $831.8 million and $873.2 million were pledged at March 31, 2022 and December 31, 2021, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $174.5 million at March 31, 2022 and $175.1 million at
December 31, 2021.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three months ended March 31, 2022 and 2021 are shown below.

	Three Months Ended March 31,
	2022	2021
Sales and redemptions of investment securities available for sale:
Gross gains	$578	$2,076
Gross losses	12	277
Net gains on sales and redemptions of investment securities available for sale	$566	$1,799

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at March 31, 2022 and December 31, 2021, were $3.9 million and $11.2 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2022	December 31, 2021

Commercial and industrial loans	$2,826,660	$2,714,565
Agricultural land, production and other loans to farmers	209,077	246,442
Real estate loans:
Construction	552,975	523,066
Commercial real estate, non-owner occupied	2,073,197	2,135,459
Commercial real estate, owner occupied	974,521	986,720
Residential	1,226,695	1,159,127
Home equity	512,641	523,754
Individuals' loans for household and other personal expenditures	147,593	146,092
Public finance and other commercial loans	832,882	806,636
Loans	$9,356,241	$9,241,861

As of March 31, 2022, the Corporation had $48.7 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2021 balance of $106.6 million. PPP loans are included in the commercial and industrial loan class. Additional details of the PPP are included in The CARES Act and the Paycheck Protection Program sections of the "COVID-19 UPDATE AND RELATED LEGISLATIVE AND REGULATORY ACTIONS" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below. Commercial and industrial loan balances as of March 31, 2022 include PPP loans with an origination year of 2021 and 2020 of $48.5 million and $155,000, respectively. Commercial and industrial loan balances as of December 31, 2021 include PPP loans with an origination year of 2021 and 2020 of $100.3 million and $6.3 million, respectively.

	March 31, 2022
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2022	2021	2020	2019	2018	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$233,494	$860,644	$292,449	$127,655	$64,212	$48,840	$1,124,742	$—	$2,752,036
Special Mention	83	13,199	8,914	196	911	1,967	21,206	—	46,476
Substandard	68	2,665	1,883	1,664	79	1,111	20,112	—	27,582
Doubtful	—	566	—	—	—	—	—	—	566
Total Commercial and industrial loans	233,645	877,074	303,246	129,515	65,202	51,918	1,166,060	—	2,826,660
Agricultural land, production and other loans to farmers
Pass	13,604	45,415	44,372	20,250	7,270	37,478	38,054	—	206,443
Special Mention	—	—	1,543	—	—	248	89	—	1,880
Substandard	—	—	502	44	181	27	—	—	754
Total Agricultural land, production and other loans to farmers	13,604	45,415	46,417	20,294	7,451	37,753	38,143	—	209,077
Real estate loans:
Construction
Pass	93,208	234,844	169,386	25,825	958	4,681	18,879	—	547,781
Special Mention	4,398	—	—	—	—	—	—	—	4,398
Substandard	15	—	758	—	—	23	—	—	796
Total Construction	97,621	234,844	170,144	25,825	958	4,704	18,879	—	552,975
Commercial real estate, non-owner occupied
Pass	123,966	528,861	627,820	177,465	109,147	186,777	30,535	—	1,784,571
Special Mention	35,142	75,275	144,704	—	—	1,696	—	—	256,817
Substandard	—	23,502	6,819	112	1,106	270	—	—	31,809
Total Commercial real estate, non-owner occupied	159,108	627,638	779,343	177,577	110,253	188,743	30,535	—	2,073,197
Commercial real estate, owner occupied
Pass	60,735	288,076	353,021	83,799	42,142	78,463	36,565	—	942,801
Special Mention	229	5,575	7,858	798	1,518	1,965	—	—	17,943
Substandard	3,143	4,221	5,384	—	—	1,029	—	—	13,777
Total Commercial real estate, owner occupied	64,107	297,872	366,263	84,597	43,660	81,457	36,565	—	974,521
Residential
Pass	129,643	344,654	331,532	95,511	64,998	244,562	3,158	13	1,214,071
Special Mention	27	1,140	741	695	572	1,601	—	15	4,791
Substandard	—	1,276	1,541	316	1,324	3,371	5	—	7,833
Total Residential	129,670	347,070	333,814	96,522	66,894	249,534	3,163	28	1,226,695
Home equity
Pass	4,403	55,867	15,465	1,857	1,884	4,171	423,635	15	507,297
Special Mention	—	—	42	47	27	2	2,863	—	2,981
Substandard	132	345	84	—	8	171	1,623	—	2,363
Total Home Equity	4,535	56,212	15,591	1,904	1,919	4,344	428,121	15	512,641
Individuals' loans for household and other personal expenditures
Pass	19,616	57,759	20,371	9,519	8,947	6,024	24,836	—	147,072
Special Mention	13	176	113	34	83	53	47	—	519
Substandard	—	1	1	—	—	—	—	—	2
Total Individuals' loans for household and other personal expenditures	19,629	57,936	20,485	9,553	9,030	6,077	24,883	—	147,593
Public finance and other commercial loans
Pass	54,959	222,676	176,446	99,935	38,565	213,118	27,183	—	832,882
Total Public finance and other commercial loans	54,959	222,676	176,446	99,935	38,565	213,118	27,183	—	832,882
Loans	$776,878	$2,766,737	$2,211,749	$645,722	$343,932	$837,648	$1,773,532	$43	$9,356,241

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2021
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2021	2020	2019	2018	2017	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$1,019,757	$362,372	$144,520	$65,165	$21,575	$30,420	$990,335	$—	$2,634,144
Special Mention	10,559	11,088	190	730	1,930	1,825	15,026	—	41,348
Substandard	2,811	2,127	7,432	2,932	431	747	22,593	—	39,073
Total Commercial and industrial loans	1,033,127	375,587	152,142	68,827	23,936	32,992	1,027,954	—	2,714,565
Agricultural land, production and other loans to farmers
Pass	50,251	45,164	22,195	7,689	6,153	36,074	74,871	—	242,397
Special Mention	—	1,543	—	—	—	252	264	—	2,059
Substandard	524	506	108	371	—	27	450	—	1,986
Total Agricultural land, production and other loans to farmers	50,775	47,213	22,303	8,060	6,153	36,353	75,585	—	246,442
Real estate loans:
Construction
Pass	215,167	200,169	63,589	979	1,762	2,453	17,201	—	501,320
Special Mention	20,737	270	—	—	—	46	—	—	21,053
Substandard	—	693	—	—	—	—	—	—	693
Total Construction	235,904	201,132	63,589	979	1,762	2,499	17,201	—	523,066
Commercial real estate, non-owner occupied
Pass	589,296	688,406	227,332	111,971	103,400	126,837	26,779	—	1,874,021
Special Mention	68,279	149,480	—	—	—	1,723	—	—	219,482
Substandard	19,314	14,912	178	1,118	6,156	278	—	—	41,956
Total Commercial real estate, non-owner occupied	676,889	852,798	227,510	113,089	109,556	128,838	26,779	—	2,135,459
Commercial real estate, owner occupied
Pass	299,186	392,383	92,338	43,252	46,044	48,571	33,998	—	955,772
Special Mention	5,665	5,953	738	1,532	902	1,301	149	—	16,240
Substandard	7,025	5,763	—	53	113	1,754	—	—	14,708
Total Commercial real estate, owner occupied	311,876	404,099	93,076	44,837	47,059	51,626	34,147	—	986,720
Residential
Pass	349,726	353,691	103,028	69,745	55,240	210,669	2,955	73	1,145,127
Special Mention	1,034	1,394	1,456	306	172	2,106	—	—	6,468
Substandard	1,004	1,575	335	1,248	108	3,257	—	5	7,532
Total Residential	351,764	356,660	104,819	71,299	55,520	216,032	2,955	78	1,159,127
Home equity
Pass	63,845	17,556	1,977	2,127	1,250	3,432	427,437	194	517,818
Special Mention	—	85	48	—	—	24	3,451	—	3,608
Substandard	520	—	—	8	91	70	1,639	—	2,328
Total Home Equity	64,365	17,641	2,025	2,135	1,341	3,526	432,527	194	523,754
Individuals' loans for household and other personal expenditures
Pass	67,749	23,452	11,893	11,197	2,008	4,928	24,406	—	145,633
Special Mention	79	85	50	33	20	58	134	—	459
Total Individuals' loans for household and other personal expenditures	67,828	23,537	11,943	11,230	2,028	4,986	24,540	—	146,092
Public finance and other commercial loans
Pass	231,319	178,316	100,679	39,098	105,964	128,942	22,318	—	806,636
Total Public finance and other commercial loans	231,319	178,316	100,679	39,098	105,964	128,942	22,318	—	806,636
Loans	$3,023,847	$2,456,983	$778,086	$359,554	$353,319	$605,794	$1,664,006	$272	$9,241,861

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $51.6 million as of March 31, 2022, a $16.9 million increase from the total of $34.7 million for December 31, 2021. At March 31, 2022, 30-59 Days Past Due loans totaled $28.6 million, an increase of $13.6 million from December 31, 2021. The primary increases were related to two loans, totaling $20.1 million, in commercial and industrial and non-owner-occupied commercial real estate loans that were in the current category at December 31, 2021. One of the loans is within the nursing facility industry and the other in the game manufacturing industry. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	March 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,807,708	$9,181	$5,862	$3,909	$2,826,660	$1,424
Agricultural land, production and other loans to farmers	209,050	—	—	27	209,077	—
Real estate loans:
Construction	552,866	—	109	—	552,975	—
Commercial real estate, non-owner occupied	2,057,043	11,851	—	4,303	2,073,197	—
Commercial real estate, owner occupied	973,075	1,182	27	237	974,521	—
Residential	1,217,155	3,697	713	5,130	1,226,695	132
Home equity	507,837	2,219	999	1,586	512,641	527
Individuals' loans for household and other personal expenditures	147,071	450	70	2	147,593	2
Public finance and other commercial loans	832,882	—	—	—	832,882	—
Loans	$9,304,687	$28,580	$7,780	$15,194	$9,356,241	$2,085

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,708,539	$2,602	$2,437	$987	$2,714,565	$675
Agricultural land, production and other loans to farmers	246,380	36	—	26	246,442	—
Real estate loans:
Construction	522,349	717	—	—	523,066	—
Commercial real estate, non-owner occupied	2,124,853	3,327	—	7,279	2,135,459	—
Commercial real estate, owner occupied	985,785	643	—	292	986,720	—
Residential	1,148,294	3,979	4,255	2,599	1,159,127	—
Home equity	518,643	3,327	281	1,503	523,754	288
Individuals' loans for household and other personal expenditures	145,634	375	83	—	146,092	—
Public finance and other commercial loans	806,636	—	—	—	806,636	—
Loans	$9,207,113	$15,006	$7,056	$12,686	$9,241,861	$963

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	March 31, 2022		December 31, 2021
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$8,696	$—	$7,598	$263
Agricultural land, production and other loans to farmers	103	—	631	524
Real estate loans:
Construction	740	—	685	—
Commercial real estate, non-owner occupied	21,427	4,201	23,029	6,133
Commercial real estate, owner occupied	1,689	1,320	411	—
Residential	8,553	2,920	9,153	2,160
Home equity	1,490	—	1,552	—
Individuals' loans for household and other personal expenditures	—	—	3	—
Loans	$42,698	$8,441	$43,062	$9,080

There was no interest income recognized on non-accrual loans for the three months ended March 31, 2022 or 2021.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

	March 31, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$8,111	$8,111	$2,513
Real estate loans:
Construction	—	645	—	645	32
Commercial real estate, non-owner occupied	21,919	—	—	21,919	3,190
Commercial real estate, owner occupied	2,351	—	—	2,351	34
Residential	—	4,836	—	4,836	281
Home equity	—	388	—	388	63
Loans	$24,270	$5,869	$8,111	$38,250	$6,113

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$8,075	$8,075	$2,672
Agricultural land, production and other loans to farmers	524	—	251	775	—
Real estate loans:
Construction	—	685	—	685	82
Commercial real estate, non-owner occupied	23,652	—	—	23,652	5,510
Commercial real estate, owner occupied	1,044	—	—	1,044	—
Residential	—	4,906	—	4,906	305
Home equity	—	394	—	394	64
Loans	$25,220	$5,985	$8,326	$39,531	$8,633

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the three months ended March 31, 2022 and 2021.

		Three Months Ended March 31, 2022
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$53	$—	$56	$—	$56	1
Total	$53	$—	$56	$—	$56	1

		Three Months Ended March 31, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$348	$348	$—	$—	$348	2
Real estate loans:
Residential	625	383	126	118	627	7
Total	$973	$731	$126	$118	$975	9

Loans secured by residential real estate made up 100 percent of the post-modification balances of the troubled debt restructured loans that occurred during the three months ending March 31, 2022 and 64 percent for the three months ending March 31, 2021.

The following tables summarize troubled debt restructures that occurred during the twelve months ended March 31, 2022 and 2021, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due.

	Three Months Ended March 31, 2022
	Number of Loans	Recorded Balance
Real estate loans:
Commercial real estate, owner occupied	1	$27
Total	1	$27

	Three Months Ended March 31, 2021
	Number of Loans	Recorded Balance
Real estate loans:
Residential	5	$197
Home equity	1	91
Individuals' loans for household and other personal expenditures	1	2
Total	7	$290

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

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit loss. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.9 million and $3.3 million at March 31, 2022 and 2021, respectively.

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

The following tables summarize changes in the allowance for credit losses by loan segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2021	$69,935	$60,665	$20,206	$44,591	$195,397
Provision for credit losses	7,571	(8,250)	554	125	—
Recoveries on loans	139	707	—	206	1,052
Loans charged off	(8)	(122)	—	(335)	(465)
Balances, March 31, 2022	$77,637	$53,000	$20,760	$44,587	$195,984

	Three Months Ended March 31, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications	—	(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	(932)	(1,701)	1,095	—	—	1,538	—
Recoveries on loans	188	164	—	—	—	342	694
Loans charged off	(673)	(3,313)	(2)	—	—	(327)	(4,315)
Balances, March 31, 2021	$65,722	$70,861	$20,182	$—	$—	$44,317	$201,082

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Off-Balance Sheet Arrangements, Commitments And Contingencies

In the normal course of business, the Corporation has entered into off-balance sheet financial instruments which include commitments to extend credit and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial customers that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing for their cash flows. Other typical lines of credit are related to home equity loans granted to customers. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require a fee.

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

Financial instruments with off-balance sheet risk were as follows:

	March 31, 2022	December 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$3,958,844	$3,917,215
Standby letters of credit	$31,854	$34,613

The adoption of the CECL methodology for measuring credit losses on January 1, 2021 resulted in an accrual for off-balance sheet commitments at adoption of $20.5 million. This reserve level remains appropriate and is reported in Other Liabilities as of March 31, 2022 in the Consolidated Condensed Balance Sheets.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

Three Months Ended March 31, 2022
Balances, December 31, 2021	$20,500
Provision for credit losses	—
Balances, March 31, 2022	$20,500

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Hoosier acquisition on April, 1, 2021 resulted in $1,467,000 of goodwill. Details regarding the Hoosier acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements.

	2022	2021
Balance, January 1	$545,385	$543,918
Goodwill acquired	—	1,467
Balance, March 31	$545,385	$545,385

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

	March 31, 2022	December 31, 2021
Gross carrying amount	$104,643	$102,396
Other intangibles acquired	—	2,247
Accumulated amortization	(80,534)	(79,168)
Total core deposit and other intangibles	$24,109	$25,475

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two years to ten years. Intangible amortization expense for each of the three months ended March 31, 2022 and March 31, 2021 was $1.4 million. Estimated future amortization expense is summarized as follows:

Amortization Expense
2022	$4,036
2023	5,145
2024	4,510
2025	3,754
2026	2,948
After 2026	3,716
$24,109

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2022 the Corporation had three interest rate swaps with a notional amount of $36.0 million that were designated as cash flow hedges. As of December 31, 2021, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges. A $24.0 million interest rate swap, which was used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit, matured in the first quarter of 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance.The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2022 and 2021, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $307,000 from accumulated other comprehensive income (loss) to interest expense.

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  At March 31, 2022 and December 31, 2021, the notional amount of customer-facing swaps was approximately $1.0 billion.  These amounts are offset with third party counterparties, as described above.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Corporation’s derivative financial instruments, as well as their classification on the Balance Sheet, as of March 31, 2022, and December 31, 2021.

	Asset Derivatives				Liability Derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$292	Other Liabilities	$835
Derivatives not designated as hedging instruments:
Interest rate contracts	Other Assets	$34,995	Other Assets	$41,133	Other Liabilities	$34,995	Other Liabilities	$41,133

The amount of loss recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2022	March 31, 2021
Interest Rate Products	$303	$58

Effect of Derivative Instruments on the Income Statement

The Corporation did not recognize any gains or losses from derivative financial instruments in the Consolidated Condensed Statements of Income for the three months ended March 31, 2022 or 2021.

The amount of gain (loss) reclassified from other comprehensive income into income is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest rate contracts	Interest Expense	$(241)	$(252)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2022, the termination value of derivatives in a net liability position related to these agreements was $20.3 million. As of March 31, 2022, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $24.8 million. While the Corporation did not breach any of these provisions as of March 31, 2022, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities, U.S. government-sponsored agency and mortgage-backed securities and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2022, and December 31, 2021.

		Fair Value Measurements Using:
March 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$1,959	$1,959	$—	$—
U.S. Government-sponsored agency securities	79,098	—	79,098	—
State and municipal	1,496,533	—	1,487,656	8,877
U.S. Government-sponsored mortgage-backed securities	582,524	—	582,520	4
Corporate obligations	4,083	—	4,052	31
Interest rate swap asset	34,995	—	34,995	—
Interest rate swap liability	35,287	—	35,287	—

		Fair Value Measurements Using:
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$999	$999	$—	$—
U.S. Government-sponsored agency securities	95,136	—	95,136	—
State and municipal	1,576,532	—	1,571,076	5,456
U.S. Government-sponsored mortgage-backed securities	667,605	—	667,601	4
Corporate obligations	4,279	—	4,248	31
Interest rate swap asset	41,133	—	41,133	—
Interest rate swap liability	41,968	—	41,968	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2022 and 2021.

	Available for Sale Securities
	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of the period	$5,491	$2,479
Included in other comprehensive income	(493)	(60)
Purchases, issuances and settlements	4,100	—
Principal payments	(186)	(273)
Ending balance	$8,912	$2,146

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2022 or December 31, 2021.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2022 and 2021.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at March 31, 2022, and December 31, 2021.

		Fair Value Measurements Using
March 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$24,657	$—	$—	$24,657

		Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$24,491	$—	$—	$24,491
Other real estate owned	96	—	—	96

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2022 and December 31, 2021.

March 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$8,877	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB--
			Discount rate	0.4% - 4.0%
			Weighted-average coupon	2.2%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	0%

Impaired loans (collateral dependent)	$24,657	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	3.6%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,456	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	0.75% - 4%
			Weighted-average coupon	3.7%

Corporate obligations and U.S Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	0%

Impaired loans (collateral dependent)	$24,491	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	5.5%

Other real estate owned	$96	Appraisals	Discount to reflect current market conditions	0% - 44%
			Weighted-average discount of other real estate owned balance	43.5%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022, and December 31, 2021.

		March 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$148,277	$148,277	$—	$—
Interest-bearing deposits	395,262	395,262	—	—
Investment securities available for sale	2,164,197	1,959	2,153,326	8,912
Investment securities held to maturity	2,325,066	—	2,132,711	13,283
Loans held for sale	3,938	—	3,938	—
Loans, net	9,160,257	—	—	8,969,530
Federal Home Loan Bank stock	26,422	—	26,422	—
Interest rate swap asset	34,995	—	34,995	—
Interest receivable	56,081	—	56,081	—
Liabilities:
Deposits	$12,905,953	$12,250,450	$646,951	$—
Borrowings:
Securities sold under repurchase agreements	169,697	—	169,679	—
Federal Home Loan Bank advances	308,960	—	307,288	—
Subordinated debentures and other borrowings	118,677	—	111,691	—
Interest rate swap liability	35,287	—	35,287	—
Interest payable	3,589	—	3,589	—

		December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$167,146	$167,146	$—	$—
Interest-bearing deposits	474,154	474,154	—	—
Investment securities available for sale	2,344,551	999	2,338,061	5,491
Investment securities held to maturity	2,179,802	—	2,188,600	13,903
Loans held for sale	11,187	—	11,187	—
Loans, net	9,046,464	—	—	9,068,319
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	41,133	—	41,133	—
Interest receivable	57,187	—	57,187	—
Liabilities:
Deposits	$12,732,577	$12,038,992	$690,089	$—
Borrowings:
Securities sold under repurchase agreements	181,577	—	181,572	—
Federal Home Loan Bank advances	334,055	—	337,005	—
Subordinated debentures and other borrowings	118,618	—	107,892	—
Interest rate swap liability	41,968	—	41,968	—
Interest payable	2,762	—	2,762	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2022 and December 31, 2021 were:

	March 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$169,697	$—	$—	$—	$169,697

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$181,577	$—	$—	$—	$181,577

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2022 and 2021:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income (loss) before reclassifications	(139,487)	239	—	(139,248)
Amounts reclassified from accumulated other comprehensive income	(447)	190	—	(257)
Period change	(139,934)	429	—	(139,505)
Balance at March 31, 2022	$(80,160)	$(231)	$(4,001)	$(84,392)

Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income (loss) before reclassifications	(37,850)	46	—	(37,804)
Amounts reclassified from accumulated other comprehensive income	(1,421)	199	—	(1,222)
Period change	(39,271)	245	—	(39,026)
Balance at March 31, 2021	$48,717	$(1,349)	$(11,558)	$35,810

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2022 and 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2022	2021	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$566	$1,799	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(119)	(378)	Income tax expense
	$447	$1,421

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(241)	$(252)	Interest expense - subordinated debentures and term loans
Related income tax benefit	51	53	Income tax expense
	$(190)	$(199)

Total reclassifications for the period, net of tax	$257	$1,222

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three months ended March 31, 2022 was $1.1 million compared to $1.2 million for the three months ended March 31, 2021. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the three months ended March 31, 2022, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2022	2021
Stock and ESPP Options
Pre-tax compensation expense	$29	$75
Income tax expense (benefit)	(17)	(72)
Stock and ESPP option expense, net of income taxes	$12	$3
Restricted Stock Awards
Pre-tax compensation expense	$1,071	$1,115
Income tax expense (benefit)	(226)	(237)
Restricted stock awards expense, net of income taxes	$845	$878
Total Share-Based Compensation
Pre-tax compensation expense	$1,100	$1,190
Income tax expense (benefit)	(243)	(309)
Total share-based compensation expense, net of income taxes	$857	$881

The grant date fair value of ESPP options was estimated to be approximately $28,000 at the beginning of the January 1, 2022 quarterly offering period. The ESPP options vested during the three months ending March 31, 2022, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2022.

Stock option activity under the Corporation's stock option plans as of March 31, 2022 and changes during the three months ended March 31, 2022, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	28,500	$17.14
Exercised	(3,000)	$12.46
Outstanding March 31, 2022	25,500	$17.69	1.37	$609,645
Vested and Expected to Vest at March 31, 2022	25,500	$17.69	1.37	$609,645
Exercisable at March 31, 2022	25,500	$17.69	1.37	$609,645

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2022.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $91,000 and $453,000, respectively. Cash receipts of stock options exercised during this same period were $37,000 and $171,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2022	411,259	$35.86
Granted	5,666	$41.77
Vested	(1,200)	$38.96
Forfeited	(2,850)	$36.78
Unvested RSAs at March 31, 2022	412,875	$35.92

As of March 31, 2022, unrecognized compensation expense related to RSAs was $7.5 million and is expected to be recognized over a weighted-average period of 1.68 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$11,729	$12,268
Tax-exempt interest income	(4,520)	(3,706)
Share-based compensation	(12)	(59)
Tax-exempt earnings and gains on life insurance	(354)	(281)
Tax credits	(87)	(73)
State Income Tax	495	702
Other	15	101
Actual Tax Expense	$7,266	$8,952

Effective Tax Rate	13.0%	15.3%

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

The following table reconciles basic and diluted net income per share for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
	Net Income	Weighted-Average Shares	Per Share Amount	Net Income	Weighted-Average Shares	Per Share Amount
Net income available to common stockholders	$48,586	53,412,762	$0.91	$49,469	53,930,200	$0.92
Effect of potentially dilutive stock options and restricted stock awards		203,106			203,422
Diluted net income per share	$48,586	53,615,868	$0.91	$49,469	54,133,622	$0.91

For the three months ended March 31, 2022 and 2021, there were no stock options with an option price greater than the average market price of the common shares.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors which could affect the actual outcome of future events:

•our ability to achieve the expected cost savings, synergies and other anticipated benefits from our merger transaction with Level One Bancorp, Inc. (see BUSINESS SUMMARY below for details);
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

On April 1, 2022, the Corporation acquired Level One Bancorp, Inc., a Michigan corporation (“Level One”), through the merger of Level One with and into the Corporation, with the Corporation as the surviving entity (the “Merger”). Immediately following the Merger, Level One’s wholly owned subsidiary, Level One Bank, merged with and into the Bank, with the Bank as the surviving bank. Level One was headquartered in Farmington Hills, Michigan and had 17 banking centers serving the Michigan market. As of March 31, 2022, Level One had total assets of $2.4 billion, total loans of $1.7 billion and deposits of $1.9 billion. Following the acquisition, the Corporation has 126 banking centers in the states identified above. For additional information on the Merger, see NOTE 2. ACQUISITIONS – Level One Bancorp, Inc. of the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

HIGHLIGHTS FOR THE FIRST QUARTER OF 2022

•Net income available to stockholders for the three months ended March 31, 2022 was $48.6 million compared to $49.5 million for the three months ended March 31, 2021.

•Earnings per fully diluted common share for the first quarter of 2022 totaled $0.91, which was the same amount as the first quarter of 2021.

•Earnings per fully diluted common share for the first quarter of 2022, excluding income on Paycheck Protection Program (“PPP”) loans, totaled $0.88 compared to $0.78 in the first quarter of 2021 and $0.84 in the fourth quarter of 2021. See non-GAAP reconciliation in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•The Corporation experienced organic loan growth of $165.0 million, or 7.2 percent, during the first quarter of 2022, which when offset by a $57.9 million decline in PPP loans (following forgiveness by the Small Business Administration), resulted in net loan growth of $107.1 million.

•As of March 31, 2022, the Corporation had $12.9 billion in total deposits, representing a $173.4 million increase from December 31, 2021, or 5.4 percent on an annualized basis.

•Net interest income for the three months ended March 31, 2022 totaled $102.3 million, an increase of $1.9 million over net interest income for the three months ended March 31, 2021 of $100.4 million.

COVID-19 UPDATE AND RELATED LEGISLATIVE ACTION

The COVID-19 pandemic continued to impact the Corporation’s operations during the three months ended March 31, 2022. In the two years since the World Health Organization declared COVID-19 a global pandemic, it has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, through rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide emergency economic relief measures.

The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of March 31, 2022, the Corporation had $48.7 million of PPP loans outstanding compared to the December 31, 2021 balance of $106.6 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.

CRITICAL ACCOUNTING POLICIES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

We believe there have been no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Corporation reported first quarter 2022 net income of $48.6 million, compared to $49.5 million during the first quarter of 2021. Diluted earnings per share for the first quarter 2022 totaled $0.91 per share, compared to $0.91 per diluted share during the same period in 2021.

Earnings per fully diluted common share for the first quarter of 2022, excluding income on PPP loans, totaled $0.88 compared to $0.78 in the first quarter of 2021 and $0.84 in the fourth quarter of 2021. See non-GAAP reconciliation at the end of the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2022, total assets equaled $15.5 billion, an increase of $12.1 million from December 31, 2021.

Total investment securities decreased $35.1 million from December 31, 2021. The Corporation purchased investment securities by utilizing excess liquidity from deposit growth and SBA forgiveness of PPP loans. The increase from purchases was offset by a change from a net unrealized gain of $75.9 million at December 31, 2021 to a net unrealized loss of $101.3 million as of March 31, 2022 on the available for sale portfolio. The change to a net unrealized loss position was primarily due to changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio experienced organic loan growth of $165.0 million, or 7.2% on an annualized basis, and when offset by a decline in PPP loans, resulted in a net increase in total loans of $107.1 million compared to December 31, 2021. As of March 31, 2022, the Corporation's PPP loan portfolio, primarily in the commercial and industrial loans class, totaled $48.7 million, a decrease of $57.9 million from the December 31, 2021 balance of $106.6 million.

The loan classes that experienced the largest increases from December 31, 2021 were commercial and industrial loans, residential real estate and construction real estate. The decline in PPP loans was offset by organic loan growth in the commercial and industrial loan class of $170.0 million, resulting in a net increase of $112.1 million. Loan classes that experienced the largest decreases from December 31, 2021 were commercial real estate (non-owner occupied) and agricultural land, production and other loans to farmers. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans totaled $196.0 million as of March 31, 2022 and equaled 2.09 percent of total loans, compared to $195.4 million and 2.11 percent of total loans at December 31, 2021.  The Corporation did not recognize any provision expense during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, the Corporation recognized $587,000 of net recoveries, compared to $3.6 million of net charge-offs in the three months ended March 31, 2021. Non-accrual loans totaled $42.7 million, a decrease of $364,000 from December 31, 2021, resulting in a coverage ratio of 459.0 percent. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OREO totaled $6.3 million as of March 31, 2022 and increased $5.7 million from the December 31, 2021 balance of $558,000 due to a $5.8 million student housing property that was moved into OREO during the first quarter of 2022. A loss on this project is not expected.

The Corporation's net tax asset, deferred and receivable increased $37.8 million from December 31, 2021. The primary driver was a decrease in unrealized gains on available for sale securities resulting in a $37.2 million increase in the net deferred tax liability.

The Corporation's other assets decreased $1.4 million from December 31, 2021. The Corporation's derivative asset (recorded in other assets) and derivative liability (recorded in other liabilities) related to interest rate contracts decreased $6.1 million and $6.7 million, respectively, from December 31, 2021. The decreases in valuations are due to higher yield curve rates across the entire term point spectrum. The higher interest rates are the result of more directional certainty as to the FOMC’s intentions relative to target fed funds increases which heightens rate expectations across the term spectrum. Offsetting the decrease in the Corporation's derivative asset was an increase of $4.9 million in the Corporation's investments in community redevelopment funds.

As of March 31, 2022, total deposits equaled $12.9 billion, an increase of $173.4 million from December 31, 2021. The Corporation experienced increases from December 31, 2021 in demand and savings accounts of $101.8 million and $109.6 million, respectively. Offsetting these increases were decreases in certificates of deposit and brokered deposits of $30.8 million and $7.3 million, respectively, from December 31, 2021. The low interest rate environment has resulted in customers moving funds from maturing time deposit products into non-maturity products due to similar rates offered for both products.

Total borrowings decreased $36.9 million as of March 31, 2022, compared to December 31, 2021. Federal Home Loan Bank advances decreased $25.1 million compared to December 31, 2021 as the Corporation utilized excess liquidity from deposit growth to pay off maturing advances. Additionally, securities sold under repurchase agreements decreased by $11.9 million.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's other liabilities as of March 31, 2022 decreased $20.2 million compared to December 31, 2021. The Corporation accrued $18.6 million of trade date accounting related to investment securities purchases as of March 31, 2022, compared to $27.1 million as of December 31, 2021. Additionally, as noted above, the derivative hedge liability decreased $6.7 million from December 31, 2021.

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized.” Details of the Stock Repurchase Program and regulatory capital ratios are discussed within the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ADJUSTED EPS EXCLUDING PAYCHECK PROTECTION PROGRAM ("PPP") - non-GAAP
(Dollars In Thousands, Except Per Share Amounts)
	March 31,	December 31,	March 31,
	2022	2021	2021
Net Income Available to Common Shareholders - GAAP	$48,586	$47,733	$49,469
Adjustments:
PPP loan income	(1,884)	(3,721)	(9,243)
Tax on adjustment	462	912	2,266
Adjust Net Income Available to Common Stockholders - non-GAAP	$47,164	$44,924	$42,492

Average Diluted Shares Outstanding (in thousands)	53,616	53,660	54,134

Diluted Earnings Per Share - GAAP	$0.91	$0.89	$0.91
Adjustments:
PPP loan income	(0.04)	(0.07)	(0.17)
Tax on adjustment	0.01	0.02	0.04
Adjusted Diluted Earnings Per Share - non-GAAP	$0.88	$0.84	$0.78

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 79 percent of revenues for the three months ended March 31, 2022. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

Net interest margin, on a tax equivalent basis, decreased 20 basis points to 3.03 percent for the three months ended March 31, 2022 compared to 3.23 percent for the same period in 2021. Average earning assets for the three months ended March 31, 2022 increased $1.2 billion compared to the same period in 2021, and was primarily attributable to an increase in investment securities of $1.2 billion. Since the beginning of the PPP in April 2020, the Bank has originated over $1.2 billion of PPP loans, which averaged $78.0 million in the first quarter of 2022 and $660.7 million in the first quarter of 2021. The Corporation's organic loan growth of $730.6 million since March 31, 2021, offset the decline in PPP loans and resulted in an increase in average loans of $19.5 million. The liquidity generated from the SBA forgiveness of PPP loans, coupled with excess liquidity generated from deposit growth, resulted in the Corporation's utilization of the liquidity for organic loan growth and investment securities purchases.

In the first quarter of 2022, FTE asset yields decreased 29 basis points compared to the same period in 2021. This decrease was primarily a result of the decline in the loan portfolio and investment portfolio yields of 25 and 15 basis points, respectively, compared to the same period in 2021. The current year investment portfolio purchases had a lower yield than the historic yield of the portfolio. The loan portfolio, which generally has an average yield higher than the investment portfolio, was 64.9 percent of earning assets in the first quarter of 2022 compared to 70.9 percent during the same period of 2021. Average investment securities for the first quarter of 2022 were 31.5 percent of total earning assets compared to 25.5 percent for the same period in 2021. The PPP loans originated were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $1.7 million during the first quarter of 2022 compared to $7.6 million for the same period in 2021, which is included in interest income.

The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $951,000, which accounted for 3 basis points of net interest margin in the first quarter of 2022. Comparatively, the Corporation recognized $1.8 million of accretion income for the first quarter of 2021, or 6 basis points of net interest margin.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest costs decreased 11 basis points, which partially mitigated the decrease in asset yields and resulted in an 18 basis point FTE decrease in net interest spread as compared to the same period in 2021. Interest costs have decreased as management aggressively moved deposit rates down as wholesale funding rates declined and market conditions allowed. Interest-bearing deposits and borrowing costs for the three months ended March 31, 2022 were 0.17 percent and 1.92 percent, respectively, compared to 0.27 percent and 1.89 percent, respectively, during the same period in 2021. Average borrowings decreased $58.8 million compared to the same period in 2021 as excess liquidity was used to payoff maturing FHLB advances. Average non-interest bearing deposits increased $387.0 million and equated to 21.3 percent of total deposits, compared to 20.3 percent during the same period in 2021. This increase, combined with the decrease in interest rates on interest-bearing deposits and debt repayments, resulted in a total cost of funds of 27 basis points compared to 38 basis points during the same period in 2021.

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2022, and 2021.

(Dollars in Thousands)	Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$484,626	$230	0.19%	$441,254	$114	0.10%
Federal Home Loan Bank stock	27,914	146	2.09	28,736	178	2.48
Investment Securities: (1)
Taxable	1,957,675	8,510	1.74	1,494,008	6,695	1.79
Tax-Exempt (2)	2,536,634	20,095	3.17	1,822,899	15,677	3.44
Total Investment Securities	4,494,309	28,605	2.55	3,316,907	22,372	2.70
Loans held for sale	4,352	40	3.68	16,139	156	3.87
Loans: (3)
Commercial	6,868,438	64,679	3.77	6,876,818	69,174	4.02
Real Estate Mortgage	924,268	7,840	3.39	975,262	9,286	3.81
Installment	711,038	6,516	3.67	674,307	6,489	3.85
Tax-Exempt (2)	747,832	7,220	3.86	693,895	6,758	3.90
Total Loans	9,255,928	86,295	3.73	9,236,421	91,863	3.98
Total Earning Assets	14,262,777	115,276	3.23%	13,023,318	114,527	3.52%
Total Non-Earning Assets	1,201,828			1,221,421
Total Assets	$15,464,605			$14,244,739
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,027,466	$2,408	0.19%	$4,616,988	$3,709	0.32%
Money market deposits	2,514,429	872	0.14	2,086,322	835	0.16
Savings deposits	1,867,411	441	0.09	1,660,528	476	0.11
Certificates and other time deposits	676,661	573	0.34	859,334	1,180	0.55
Total Interest-bearing Deposits	10,085,967	4,294	0.17	9,223,172	6,200	0.27
Borrowings	616,572	2,966	1.92	675,117	3,188	1.89
Total Interest-bearing Liabilities	10,702,539	7,260	0.27	9,898,289	9,388	0.38
Noninterest-bearing deposits	2,731,723			2,344,746
Other liabilities	139,120			161,272
Total Liabilities	13,573,382			12,404,307
Stockholders' Equity	1,891,223			1,840,432
Total Liabilities and Stockholders' Equity	$15,464,605	7,260		$14,244,739	9,388
Net Interest Income (FTE)		$108,016			$105,139
Net Interest Spread (FTE) (4)			2.96%			3.14%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.23%			3.52%
Interest Expense / Average Earning Assets			0.20%			0.29%
Net Interest Margin (FTE) (5)			3.03%			3.23%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2022 and 2021. These totals equal $5,736 and $4,711 for the three months ended March 31, 2022 and 2021, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income totaled $25.9 million for the quarter ended March 31, 2022, a $1.8 million, or 7.5 percent, increase from the first quarter of 2021. Customer related line items accounted for $2.3 million of the increase over the same period last year with the most significant increases in service charges on deposit accounts, fiduciary and wealth management fees, and card payment fees. Of the $1.4 million increase in card payment fees, approximately $1.1 million was the result of higher card volume incentives received in the first quarter of 2022 when compared to the first quarter of 2021. Additionally, of the $0.9 million increase in fiduciary and wealth management fees, approximately $0.5 million was organic growth, while $0.4 million was related to the April 1, 2021 acquisition of Hoosier Trust Company. Details of the Corporation's 2021 acquisition of Hoosier Trust Company can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. The only decrease in customer related fee income was a decline of $1.8 million in net gains and fees on sales of loans resulting from lower mortgage origination volume. The most significant non-customer related change was a decrease in net realized gains on sales of available for sale securities of $1.2 million from the first quarter of 2021.
NON-INTEREST EXPENSE

Non-interest expense totaled $72.3 million for the quarter ended March 31, 2022, a $6.2 million, or 9.4 percent, increase from the first quarter of 2021. The largest increase from the comparative quarter was a $3.7 million increase in salaries and employee benefits, primarily due to salary merit increases and incentive expenses. Additionally, other expenses increased $1.9 million and were driven by higher customer related contingent losses, increased customer related travel and entertainment expenses, and higher mortgage servicing rights amortization. Finally, as the Bank continues to grow, FDIC assessments have increased $0.8 million when compared to the first quarter of 2021.

INCOME TAXES

Income tax expense for the three months ended March 31, 2022 was $7,266,000 on pre-tax net income of $55,852,000.  For the same period in 2021, income tax expense was $8,952,000 on pre-tax net income of $58,421,000. The effective income tax rate was 13.0 percent for the first quarter of 2022 and 15.3 percent for the first quarter of 2021.

The lower effective income tax rate for the three months ended March 31, 2022 when compared to the same period ended March 31, 2021 was primarily the result of an increase in tax-exempt interest income.

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

Stock Repurchase Program

On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. During the three months ended March 31, 2022 and 2021, the Corporation did not repurchase any shares of its common stock pursuant to the repurchase program. As of March 31, 2022, the Corporation had approximately 2.7 million shares at an aggregate value of $74.5 million available to repurchase under the program.

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

The Corporation's and Bank's actual and required capital ratios as of March 31, 2022 and December 31, 2021 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,609,579	13.85%	$1,219,916	10.50%	N/A	N/A
First Merchants Bank	1,452,024	12.46	1,224,057	10.50	$1,165,769	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,398,332	12.04%	$987,551	8.50%	N/A	N/A
First Merchants Bank	1,305,291	11.20	990,903	8.50	$932,615	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,351,667	11.63%	$813,278	7.00%	N/A	N/A
First Merchants Bank	1,305,291	11.20	816,038	7.00	$757,750	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,398,332	9.37%	$596,975	4.00%	N/A	N/A
First Merchants Bank	1,305,291	8.76	596,300	4.00	$745,375	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,582,481	13.92%	$1,193,840	10.50%	N/A	N/A
First Merchants Bank	1,453,358	12.74	1,197,515	10.50	$1,140,490	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,374,240	12.09%	$966,442	8.50%	N/A	N/A
First Merchants Bank	1,309,685	11.48	969,417	8.50	$912,392	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,327,634	11.68%	$795,893	7.00%	N/A	N/A
First Merchants Bank	1,309,685	11.48	798,343	7.00	$741,319	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,374,240	9.30%	$590,758	4.00%	N/A	N/A
First Merchants Bank	1,309,685	8.88	589,994	4.00	$737,493	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At March 31, 2022 and December 31, 2021, risk-weighted assets included $48.7 million and $106.6 million, respectively, of PPP loans at a zero risk weight.

Management believes that all of the capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially Tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

A reconciliation of GAAP measures to regulatory measures (non-GAAP) are detailed in the following table for the periods indicated.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,807,633	$1,762,893	$1,912,571	$1,896,393
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	84,392	82,303	(55,113)	(57,352)
Less: Preferred Stock	(125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	46,665	—	46,606	—
Less: Disallowed Goodwill and Intangible Assets	(562,887)	(562,439)	(564,002)	(563,554)
Add: Modified CECL Transition Amount	23,028	23,028	34,542	34,542
Less: Disallowed Deferred Tax Assets	(374)	(369)	(239)	(219)
Total Tier 1 Capital (Regulatory)	1,398,332	1,305,291	1,374,240	1,309,685
Qualifying Subordinated Debentures	65,000	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	146,247	146,733	143,241	143,673
Total Risk-Based Capital (Regulatory)	$1,609,579	$1,452,024	$1,582,481	$1,453,358

Net Risk-Weighted Assets (Regulatory)	$11,618,250	$11,657,685	$11,369,907	$11,404,902
Average Assets (Regulatory)	$14,924,372	$14,907,502	$14,768,956	$14,749,855

Total Risk-Based Capital Ratio (Regulatory)	13.85%	12.46%	13.92%	12.74%
Tier 1 Capital to Risk-Weighted Assets	12.04%	11.20%	12.09%	11.48%
Tier 1 Capital to Average Assets	9.37%	8.76%	9.30%	8.88%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,398,332	$1,305,291	$1,374,240	$1,309,685
Less: Qualified Capital Securities	(46,665)	—	(46,606)	—
CET1 Capital (Regulatory)	$1,351,667	$1,305,291	$1,327,634	$1,309,685

Net Risk-Weighted Assets (Regulatory)	$11,618,250	$11,657,685	$11,369,907	$11,404,902
CET1 Capital Ratio (Regulatory)	11.63%	11.20%	11.68%	11.48%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's tangible common equity to tangible assets ratio was 8.31 percent at March 31, 2022, and 9.01 percent at December 31, 2021. The decrease in tangible common equity and tangible assets is primarily due to the decline in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2021, the available for sale portfolio had a net unrealized gain of $75.9 million compared to a net unrealized loss of $101.3 million at March 31, 2022. This decline in value is due to interest rate changes and not due to credit quality. The following table reconciles tangible equity to tangible assets and tangible book value per common share to traditional GAAP measures at March 31, 2022 and December 31, 2021

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Total Stockholders' Equity (GAAP)	$1,807,633	$1,912,571
Less: Cumulative preferred stock (GAAP)	(125)	(125)
Less: Intangible assets (GAAP)	(569,494)	(570,860)
Tangible common equity (non-GAAP)	$1,238,014	$1,341,586
Total assets (GAAP)	$15,465,258	$15,453,149
Less: Intangible assets (GAAP)	(569,494)	(570,860)
Tangible assets (non-GAAP)	$14,895,764	$14,882,289
Stockholders' Equity to Assets (GAAP)	11.69%	12.38%
Tangible common equity to tangible assets (non-GAAP)	8.31%	9.01%

Tangible common equity (non-GAAP)	$1,238,014	$1,341,586
Plus: Tax Benefit of intangibles (non-GAAP)	4,615	4,875
Tangible common equity, net of tax (non-GAAP)	$1,242,629	$1,346,461
Common Stock outstanding	53,425	53,410
Book Value (GAAP)	$33.83	$35.81
Tangible book value - common (non-GAAP)	$23.26	$25.21

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Average goodwill (GAAP)	$545,385	$543,919
Average other intangibles (GAAP)	24,846	28,427
Average deferred tax on CDI (GAAP)	(4,755)	(5,877)
Intangible adjustment (non-GAAP)	$565,476	$566,469
Average stockholders' equity (GAAP)	$1,891,223	$1,840,432
Average cumulative preferred stock (GAAP)	(125)	(125)
Intangible adjustment (non-GAAP)	(565,476)	(566,469)
Average tangible capital (non-GAAP)	$1,325,622	$1,273,838
Average assets (GAAP)	$15,464,605	$14,244,739
Intangible adjustment (non-GAAP)	(565,476)	(566,469)
Average tangible assets (non-GAAP)	$14,899,129	$13,678,270
Net income available to common stockholders (GAAP)	$48,586	$49,469
CDI amortization, net of tax (GAAP)	1,079	1,072
Tangible net income available to common stockholders (non-GAAP)	$49,665	$50,541
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.91	$0.91
Diluted tangible net income available to common stockholders (non-GAAP)	$0.93	$0.93
Ratios:
Return on average GAAP capital (ROE)	10.28%	10.75%
Return on average tangible capital	14.99%	15.87%
Return on average assets (ROA)	1.26%	1.39%
Return on average tangible assets	1.33%	1.48%

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

At March 31, 2022, non-performing loans totaled $42.8 million, a decrease of $552,000 from December 31, 2021. Non-accrual loans totaled $42.7 million at March 31, 2022, a decrease of $364,000 from December 31, 2021.

Other real estate owned and repossessions, totaling $6.3 million at March 31, 2022, increased $5.7 million from December 31, 2021. The increase is primarily related to a student housing property with a carrying value of $5.8 million. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Non-Performing Assets:
Non-accrual loans	$42,698	$43,062
Renegotiated loans	141	329
Non-performing loans (NPL)	42,839	43,391
OREO and Repossessions	6,271	558
Non-performing assets (NPA)	49,110	43,949
Loans 90-days or more delinquent and still accruing	2,085	963
NPAs and loans 90-days or more delinquent	$51,195	$44,912

The non-accrual balances in the table above include troubled debt loan restructures totaling $12.7 million and $13.7 million as of March 31, 2022 and December 31, 2021, respectively. The total balance for both periods is primarily related to one loan that became a TDR in 2021 and has a balance of $11.8 million as of March 31, 2022.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$10,122	$8,273
Agricultural land, production and other loans to farmers	103	631
Real estate loans:
Construction	940	885
Commercial real estate, non-owner occupied	27,363	23,125
Commercial real estate, owner occupied	1,689	432
Residential	8,961	9,723
Home equity	2,017	1,840
Individuals' loans for household and other personal expenditures	—	3
Non-performing assets and loans 90-days or more delinquent:	$51,195	$44,912

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CARES Act, as amended by the 2021 CAA, allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. At March 31, 2022, the Corporation did not have any outstanding COVID modifications, compared to $65.1 million on 49 loans at March 31, 2021.

Provision and Allowance for Credit Losses on Loans

The Corporation adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. CECL replaces the previous "incurred loss" model with an "expected loss" model of measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. Additional details of the the Corporation's CECL methodology and allowance calculation are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

The Corporation’s total loan balance increased $107.1 million from December 31, 2021 to $9.4 billion at March 31, 2022. PPP loans accounted for $48.7 million of the total loan balance at March 31, 2022 and $106.6 million at December 31, 2021. At March 31, 2022, the allowance for credit losses totaled $196.0 million, which represents an increase of $587,000 from December 31, 2021. As a percentage of loans, the allowance for credit losses was 2.09 percent at March 31, 2022 compared to 2.11 percent at December 31, 2021. The allowance for credit losses as a percentage of total loans less PPP loans was 2.10 percent as of March 31, 2022 and 2.14 percent at December 31, 2021. The Bank anticipates that the majority of its remaining PPP loans will also be forgiven by the SBA in accordance with the terms of the program.

The extent to which COVID-19 continues to impact the Corporation’s loan portfolio will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the pandemic, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions resume. The Corporation deems the current estimate for loan portfolio credit exposure as appropriate.

There was no provision for credit losses for the three months ended March 31, 2022 and 2021. Net recoveries totaling $587,000 and net charge-offs totaling $3.6 million, respectively, were recognized for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, there were no individual charge-offs greater than $500,000. For the three months ended March 31, 2022 there was one individual recovery greater than 500,000 that totaled $692,000. For the three months ended March 31, 2021, there were three individual charge-offs greater than $500,000 that totaled $3.2 million. For the three months ended March 31, 2021, there were no individual recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2022 and 2021 are reflected in the following table.

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Net charge-offs (recoveries):
Commercial and industrial loans	$(128)	$484
Agricultural land, production and other loans to farmers	(3)	1
Real estate loans:
Construction	—	2
Commercial real estate, non-owner occupied	120	2,511
Commercial real estate, owner occupied	(705)	638
Residential	45	72
Home equity	(67)	(165)
Individuals' loans for household and other personal expenditures	151	78
Total net charge-offs (recoveries)	$(587)	$3,621

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.2 billion at March 31, 2022, a decrease of $180.4 million, or 7.7 percent, from December 31, 2021.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $7.7 million at March 31, 2022. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At March 31, 2022, total borrowings from the FHLB were $309.0 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2022 was $720.9 million.

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

The following table presents the Corporation's material cash requirements from known contractual and other obligations at March 31, 2022:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,250,450	$—	$12,250,450
Certificates and other time deposits	525,758	129,745	655,503
Securities sold under repurchase agreements	169,697	—	169,697
Federal Home Loan Bank advances	105,072	203,888	308,960
Subordinated debentures and term loans	—	122,012	122,012
Total	$13,050,977	$455,645	$13,506,622

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

Summarized credit-related financial instruments at March 31, 2022 are as follows:

(Dollars in Thousands)	March 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$3,958,844
Standby and commercial letters of credit	31,854
$3,990,698

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2022, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2022 and December 31, 2021, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2022 and December 31, 2021. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2022	December 31, 2021
Rising 200 basis points from base case	1.6%	1.4%
Falling 100 basis points from base case	(1.0)%	(0.9)%

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2022 and December 31, 2021. Earning assets decreased by $9.2 million during the three months ended March 31, 2022.

Interest bearing deposits decreased $78.9 million from December 31, 2021 to March 31, 2022 as excess liquidity was used to purchase investment securities and fund loan growth.

Total investment securities decreased $35.1 million from December 31, 2021. The Corporation purchased investment securities by utilizing excess liquidity from deposit growth and SBA forgiveness of PPP loans. The increase from purchases was offset by a change from a net unrealized gain of $75.9 million at December 31, 2021 to a net unrealized loss of $101.3 million as of March 31, 2022 on the available for sale portfolio. The change to a net unrealized loss position was primarily due the changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $107.1 million from December 31, 2021. As of March 31, 2022, the Corporation's PPP loan portfolio, primarily in the commercial and industrial loans class, totaled $48.7 million, a decrease of $57.9 million from the December 31, 2021 balance of $106.6 million. The Corporation experienced organic loan growth of $165.0 million, or 7.2% on an annualized basis, when offset by the decline in PPP loans.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan classes that experienced the largest increases from December 31, 2021 were commercial and industrial loans, residential real estate and construction real estate. The decline in PPP loans was offset by organic loan growth in the commercial and industrial loan class of $170.0 million, resulting in a net increase of $112.1 million. Loan classes that experienced the largest decreases from December 31, 2021 were commercial real estate (non-owner occupied) and agricultural land, production and other loans to farmers. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Federal Home Loan Bank Stock decreased $2.3 million, the Corporation repurchased excess stock.

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Interest-bearing deposits	$395,262	$474,154
Investment securities available for sale	2,164,197	2,344,551
Investment securities held to maturity, net of allowance for credit losses of $245,000 and $245,000	2,325,066	2,179,802
Loans held for sale	3,938	11,187
Loans	9,356,241	9,241,861
Federal Home Loan Bank stock	26,422	28,736
Total	$14,271,126	$14,280,291

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January, 2022	—	$—	—	2,686,898
February, 2022	89	$43.26	—	2,686,898
March, 2022	338	$43.38	—	2,686,898
Total	427		—

(1) During the three months ended March 31, 2022, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The share repurchases in February 2022 and March 2022 represent shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

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

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on March 24, 2022) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation dated August 11, 2016 (Incorporated by reference to Exhibit 3.2 of registrant’s Form 10-K filed on March 1, 2017) (SEC No. 000-17071)
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

4.7
Deposit Agreement by and among First Merchants Corporation, Broadridge Corporate Issuer Solutions, Inc., as depositary, and holders from time to time of the depositary receipts described therein, as amended on March 30, 2022 (Incorporated by reference to Exhibit 4.1 of registrant’s Form 8-A filed on March 30, 2022) (SEC No. 001-41342)

4.8	Form of Depositary Receipt (Incorporated by reference to Exhibit 4.2 of registrant’s Form 8-A filed on March 30, 2022) (SEC No. 001-41342)
4.9
Indenture, dated as of December 18, 2019, between First Merchants Corporation (as successor to Level One Bancorp, Inc.) and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)

4.10	First Supplemental Indenture, dated as of March 31, 2022, among First Merchants Corporation, Level One Bancorp, Inc. and Wilmington Trust, National Association, as trustee (2)
4.11	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (Incorporated by reference to Exhibit 4.2 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)
10.1
Level One Bancorp, Inc. 2007 Stock Option Plan as amended and restated April 15, 2015 (Incorporated by reference to Exhibit 10.5 of Level One Bancorp, Inc.’s registration statement on Form S-1 filed March 23, 2018) (SEC No. 333-223866) (1)

10.2
Amendment to the Level One Bancorp, Inc. 2007 Stock Option Plan, dated August 29, 2017 (Incorporated by reference to Exhibit 10.6 of Level One Bancorp, Inc.’s registration statement on Form S-1 filed March 23, 2018) (SEC No. 333-223866) (1)

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

First Merchants Corporation
(Registrant)

May 10, 2022	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

May 10, 2022	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)