Form 10-Q
period 2022-06-30
FIRST MERCHANTS CORP
filed 2022-08-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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

As of August 3, 2022, there were 59,490,370 outstanding common shares of the registrant.

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

2021 CAA	The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, which included the Economic Aid to Hard-Hit-Small Businesses, Nonprofits, and Venues Act, amending the CARES Act.
ACL	Allowance for Credit Losses
Ameribor	The American interbank offered rate, a potential replacement for LIBOR, is a benchmark interest rate calculated as a volume-weighted average of the daily transactions in overnight unsecured loans on the American Financial Exchange, LLC, a self-regulated electronic exchange for direct lending by American banks and financial institutions.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
Corporation	First Merchants Corporation
COVID or COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
Hoosier	Hoosier Trust Company, which was acquired by the Bank on April 1, 2021.
IRS	Internal Revenue Service
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the SBA to provide small business loans.
PCD	Purchased credit deteriorated loans
RSA	Restricted Stock Awards
SBA	Small Business Administration
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$212,559	$167,146
Interest-bearing deposits	136,702	474,154
Investment securities available for sale	2,296,351	2,344,551
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $2,025,524 and $2,202,503)	2,333,679	2,179,802
Loans held for sale	9,060	11,187
Loans	11,397,417	9,241,861
Less: Allowance for credit losses - loans	(226,275)	(195,397)
Net loans	11,171,142	9,046,464
Premises and equipment	117,757	105,655
Federal Home Loan Bank stock	38,111	28,736
Interest receivable	68,728	57,187
Goodwill	713,201	545,385
Other intangibles	40,448	25,475
Cash surrender value of life insurance	323,013	291,041
Other real estate owned	6,521	558
Tax asset, deferred and receivable	114,965	35,641
Other assets	198,255	140,167
TOTAL ASSETS	$17,780,492	$15,453,149
LIABILITIES
Deposits:
Noninterest-bearing	$3,435,331	$2,709,646
Interest-bearing	11,135,538	10,022,931
Total Deposits	14,570,869	12,732,577
Borrowings:
Federal funds purchased	100,000	—
Securities sold under repurchase agreements	186,468	181,577
Federal Home Loan Bank advances	598,865	334,055
Subordinated debentures and other borrowings	151,299	118,618
Total Borrowings	1,036,632	634,250
Interest payable	2,978	2,762
Other liabilities	192,372	170,989
Total Liabilities	15,802,851	13,540,578
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	—
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 59,059,866 and 53,410,411 shares	7,383	6,676
Additional paid-in capital	1,226,378	985,818
Retained earnings	917,311	864,839
Accumulated other comprehensive income (loss)	(198,556)	55,113
Total Stockholders' Equity	1,977,641	1,912,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,780,492	$15,453,149

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans receivable:
Taxable	$106,787	$87,002	$185,862	$172,107
Tax exempt	5,990	5,545	11,694	10,884
Investment securities:
Taxable	10,372	7,440	18,882	14,135
Tax exempt	17,212	13,071	33,087	25,456
Deposits with financial institutions	610	129	840	243
Federal Home Loan Bank stock	175	88	321	266
Total Interest Income	141,146	113,275	250,686	223,091
INTEREST EXPENSE
Deposits	8,485	5,823	12,779	12,023
Federal funds purchased	76	2	76	4
Securities sold under repurchase agreements	134	75	223	162
Federal Home Loan Bank advances	1,774	1,452	2,992	2,894
Subordinated debentures and other borrowings	2,016	1,659	3,675	3,316
Total Interest Expense	12,485	9,011	19,745	18,399
NET INTEREST INCOME	128,661	104,264	230,941	204,692
Provision for credit losses	16,755	—	16,755	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	111,906	104,264	214,186	204,692
OTHER INCOME
Service charges on deposit accounts	7,690	5,596	14,109	10,860
Fiduciary and wealth management fees	7,634	7,510	14,966	13,932
Card payment fees	5,175	4,159	10,898	8,526
Net gains and fees on sales of loans	3,226	8,325	5,425	12,311
Derivative hedge fees	1,444	943	2,362	1,260
Other customer fees	662	368	1,072	736
Increase in cash surrender value of life insurance	1,279	1,205	2,455	2,394
Gains on life insurance benefits	29	—	549	147
Net realized gains on sales of available for sale securities	90	1,761	656	3,560
Other income	1,048	1,017	1,682	1,249
Total Other Income	28,277	30,884	54,174	54,975
OTHER EXPENSES
Salaries and employee benefits	56,041	42,438	98,560	81,249
Net occupancy	6,648	5,615	12,835	12,106
Equipment	6,720	4,848	11,800	9,878
Marketing	1,414	1,122	2,150	2,246
Outside data processing fees	4,881	4,698	9,244	8,942
Printing and office supplies	381	313	726	596
Intangible asset amortization	2,303	1,464	3,669	2,821
FDIC assessments	2,924	1,461	5,116	2,829
Other real estate owned and foreclosure expenses	(266)	178	298	912
Professional and other outside services	10,267	2,976	13,220	5,519
Other expenses	6,000	4,182	12,020	8,295
Total Other Expenses	97,313	69,295	169,638	135,393
INCOME BEFORE INCOME TAX	42,870	65,853	98,722	124,274
Income tax expense	3,879	10,294	11,145	19,246
NET INCOME	38,991	55,559	87,577	105,028
Preferred stock dividends	469	—	469	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$38,522	$55,559	$87,108	$105,028
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.64	$1.03	$1.55	$1.95
Diluted Net Income Available to Common Stockholders	$0.63	$1.03	$1.54	$1.94
Cash Dividends Paid	$0.32	$0.29	$0.61	$0.55
Average Diluted Common Shares Outstanding (in thousands)	59,308	54,184	56,516	54,159

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$38,991	$55,559	$87,577	$105,028
Other comprehensive income/( loss):
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain/(loss) arising during the period	(144,709)	32,238	(321,275)	(15,673)
Reclassification adjustment for losses/(gains) included in net income	(90)	(1,761)	(656)	(3,560)
Tax effect	30,408	(6,400)	67,606	4,039
Net of tax	(114,391)	24,077	(254,325)	(15,194)

Unrealized gain/(loss) on cash flow hedges:
Unrealized holding gain/(loss) arising during the period	110	(16)	413	42
Reclassification adjustment for losses/(gains) included in net income	178	260	418	513
Tax effect	(61)	(51)	(175)	(117)
Net of tax	227	193	656	438
Total other comprehensive income/(loss), net of tax	(114,164)	24,270	(253,669)	(14,756)
Comprehensive income/(loss)	$(75,173)	$79,829	$(166,092)	$90,272

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2022	125	$125	—	$—	53,424,823	$6,678	$987,404	$897,818	$(84,392)	$1,807,633
Comprehensive loss:
Net income	—	—	—	—	—	—	—	38,991	—	38,991
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(114,164)	(114,164)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.32 per share)	—	—	—	—	—	—	—	(19,029)	—	(19,029)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	5,834	1	1,143	—	—	1,144
Stock issued under employee benefit plans	—	—	—	—	9,055	1	316	—	—	317
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,285	1	536	—	—	537
Stock options exercised	—	—	—	—	17,095	3	296	—	—	299
Restricted shares withheld for taxes	—	—	—	—	(188)	—	(7)	—	—	(7)
Balances, June 30, 2022	125	$125	10,000	$25,000	59,059,866	$7,383	$1,226,378	$917,311	$(198,556)	$1,977,641

	Three Months Ended June 30, 2021
	Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, March 31, 2021	125	$125	53,953,723	$6,744	$1,007,300	$755,877	$35,810	$1,805,856
Comprehensive income::
Net income	—	—	—	—	—	55,559	—	55,559
Other comprehensive income, net of tax	—	—	—	—	—	—	24,270	24,270
Cash dividends on common stock ($0.29 per share)	—	—	—	—	—	(15,770)	—	(15,770)
Share-based compensation	—	—	375	—	1,208	—	—	1,208
Stock issued under employee benefit plans	—	—	4,185	1	161	—	—	162
Stock issued under dividend reinvestment and stock purchase plan	—	—	11,103	2	486	—	—	488
Stock options exercised	—	—	3,000	—	27	—	—	27
Balances, June 30, 2021	125	$125	53,972,386	$6,747	$1,009,182	$795,666	$60,080	$1,871,800

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY continued
(Unaudited)

	Six Months Ended June 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2021	125	$125	—	$—	53,410,411	$6,676	$985,818	$864,839	$55,113	$1,912,571
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	87,577	—	87,577
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(253,669)	(253,669)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.61 per share)	—	—	—	—	—	—	—	(34,636)	—	(34,636)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	7,034	1	2,243	—	—	2,244
Stock issued under employee benefit plans	—	—	—	—	9,055	1	316	—	—	317
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	24,924	3	1,005	—	—	1,008
Stock options exercised	—	—	—	—	20,095	3	333	—	—	336
Restricted shares withheld for taxes	—	—	—	—	(615)	—	(27)	—	—	(27)
Balances, June 30, 2022	125	$125	10,000	$25,000	59,059,866	$7,383	$1,226,378	$917,311	$(198,556)	$1,977,641

	Six Months Ended June 30, 2021
	Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption	—	—	—	—	—	(68,040)	—	(68,040)
Balances, January 1, 2021	125	$125	53,922,359	$6,740	$1,005,366	$720,538	$74,836	1,807,605
Comprehensive income (loss):
Net income	—	—	—	—	—	105,028	—	105,028
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14,756)	(14,756)
Cash dividends on common stock ($0.55 per share)	—	—	—	—	—	(29,900)	—	(29,900)
Share-based compensation	—	—	4,660	1	2,397	—	—	2,398
Stock issued under employee benefit plans	—	—	8,114	1	305	—	—	306
Stock issued under dividend reinvestment and stock purchase plan	—	—	20,220	3	928	—	—	931
Stock options exercised	—	—	17,300	2	196	—	—	198
Restricted shares withheld for taxes	—	—	(267)	—	(10)	—	—	(10)
Balances, June 30, 2021	125	$125	53,972,386	$6,747	$1,009,182	$795,666	$60,080	$1,871,800

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flow From Operating Activities:
Net income	$87,577	$105,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,755	—
Depreciation and amortization	5,723	5,442
Change in deferred taxes	(2,715)	(1,179)
Share-based compensation	2,244	2,398
Loans originated for sale	(104,012)	(275,277)
Proceeds from sales of loans held for sale	116,742	271,360
Gains on sales of loans held for sale	(2,652)	(10,699)
Gains on sales of securities available for sale	(656)	(3,560)
Increase in cash surrender of life insurance	(2,455)	(2,394)
Gains on life insurance benefits	(549)	(147)
Change in interest receivable	(4,353)	(225)
Change in interest payable	(849)	(358)
Other adjustments	(15,736)	4,728
Net cash provided by operating activities	95,064	95,117
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	337,452	(46,558)
Purchases of:
Securities available for sale	(324,264)	(647,206)
Securities held to maturity	(273,694)	(618,068)
Proceeds from sales of securities available for sale	366,587	72,657
Proceeds from maturities of:
Securities available for sale	65,131	151,419
Securities held to maturity	95,665	122,397
Change in Federal Home Loan Bank stock	2,313	—
Net change in loans	(533,867)	46,880
Net cash and cash equivalents received (paid) in acquisition	137,780	(2,933)
Proceeds from the sale of other real estate owned	347	530
Proceeds from life insurance benefits	1,175	824
Proceeds from mortgage portfolio loan sale	—	76,067
Other adjustments	(6,521)	(4,484)
Net cash used in investing activities	(131,896)	(848,475)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	42,336	936,290
Certificates of deposit and other time deposits	(134,834)	(94,500)
Borrowings	525,257	8,737
Repayment of borrowings	(317,070)	(94,004)
Cash dividends on preferred stock	(469)	—
Cash dividends on common stock	(34,636)	(29,900)
Stock issued under employee benefit plans	317	306
Stock issued under dividend reinvestment and stock purchase plans	1,008	931
Stock options exercised	336	198
Net cash provided by financing activities	82,245	728,058
Net Change in Cash and Cash Equivalents	45,413	(25,300)
Cash and Cash Equivalents, January 1	167,146	192,896
Cash and Cash Equivalents, June 30	$212,559	$167,596
Additional cash flow information:
Interest paid	$19,529	$18,757
Income tax paid	8,785	16,810
Loans transferred to other real estate owned	6,313	64
Fixed assets transferred to other real estate owned	544	6,282
Non-cash investing activities using trade date accounting	6,414	104,552
ROU assets obtained in exchange for new operating lease liabilities	8,996	1,432

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$2,510,576	$4,041
Cash paid in acquisition	(79,324)	(3,225)
Less: Common stock issued	237,389	—
Less: Preferred stock issued	25,000	—
Liabilities assumed	$2,168,863	$816

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2021, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

The Corporation did not adopt any new accounting pronouncements during the first six months of 2022. The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

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

Level One was headquartered in Farmington Hills, Michigan and had 17 banking centers serving the Michigan market. Pursuant to the merger agreement, each common shareholder of Level One received, for each outstanding share of Level One common stock, (a) a 0.7167 share (the "Exchange Ratio") of the Corporation's common stock, in a tax-free exchange, and (b) a cash payment of $10.17. Fractional shares of the Corporation's common stock were not issued in respect of fractional interests arising from the Exchange Ratio but were paid in cash pursuant to the merger agreement. The Corporation issued 5.6 million shares of the Corporation's common stock and paid $79.3 million in cash, in exchange for all outstanding shares of Level One common stock.

Additionally, each outstanding share of 7.5 percent non-cumulative perpetual preferred stock, Series B, of Level One was exchanged for one share of a newly created 7.5 percent non-cumulative perpetual preferred stock, Series A, of First Merchants with a liquidation preference of $2,500 per share. As a result, the Corporation issued 10,000 shares of Series A preferred stock at the acquisition date. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock (Nasdaq: FRMEP).

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation engaged in this transaction with the expectation that it would be accretive to income and add to the existing market area in Michigan that has a demographic profile consistent with many of the current Midwest markets served by the Bank. Goodwill resulted from this transaction due to the expected synergies and economies of scale.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change based on the timing of the transaction, the purchase price for the Level One acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and due from banks	$217,104
Investment securities	370,658
Loans held for sale	7,951
Loans	1,629,273
Allowance for credit losses - loans	(16,599)
Premises and equipment	11,848
Federal Home Loan Bank stock	11,688
Interest receivable	7,188
Cash surrender value of life insurance	30,143
Tax asset, deferred and receivable	13,174
Other assets	41,690
Deposits	(1,930,790)
Securities sold under repurchase agreements	(1,521)
Federal Home Loan Bank advances	(160,043)
Subordinated debentures	(32,631)
Interest payable	(1,065)
Other liabilities	(42,813)
Net tangible assets acquired	155,255
Other intangibles	18,642
Goodwill	167,816
Purchase price	$341,713

The Corporation performed an evaluation of the loan portfolio in which there were loans that, at acquisition, had more than an insignificant amount of credit quality deterioration and were classified as purchased credit deteriorated ("PCD"). Details of the PCD loans are included in NOTE 4. LOANS AND ALLOWANCE of these Notes to Consolidated Condensed Financial Statements.

Of the total purchase price, $18.6 million has been allocated to other intangible assets. Approximately $17.2 million was allocated to a core deposit intangible, which will be amortized over its estimated life of 10 years. Approximately $1.4 million was allocated to a non-compete intangible, which will be amortized over its estimated life of 2 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

The Corporation recorded $12.5 million of acquisition-related expenses, of which, $10.0 million were one-time charges, $7.0 million in professional and other outside services and $3.0 million were reflected in salaries and benefits. The one-time expenses were primarily employee retention bonuses and severance, contract termination charges, core system conversion expenses and transaction advisory services.

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

Pro Forma Financial Information

The results of operations of Level One have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three and six months ended June 30, 2022 and the annual period ended December 31, 2021 as if the Level One acquisition occurred as of the beginning of the periods presented. Pro forma financial information of the Hoosier acquisition is not included in the table below as it is deemed immaterial.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total revenue (net interest income plus other income)	$156,938	$306,153
Net income	$38,990	$84,528
Net income available to common stockholders	$38,521	$83,590
Earnings per common share:
Basic	$0.64	$1.42
Diluted	$0.63	$1.41

2021
Total revenue (net interest income plus other income)	$621,946
Net income	$237,031
Net income available to common stockholders	$235,156
Earnings per common share:
Basic	$3.96
Diluted	$3.95

The pro forma information includes adjustments for interest income on loans and investment securities, interest expense on deposits and borrowings, premises expense for the banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the three months ended June 30, 2022 includes operating revenue of $20.4 million from Level One since the date of acquisition. Additionally, $9.5 million, net of tax, of non-recurring expenses directly attributable to the Level One acquisition were included in the three months ended June 30, 2022 proforma information.

For the six months ended June 30, 2022, the pro forma includes operating revenue of $20.4 million from Level One since the date of acquisition. Additionally, $9.6 million, net of tax, of non-recurring expenses directly attributable to the Level One acquisition were included in the six months ended June 30, 2022 proforma information.

The pro forma information for the year ended December 31, 2021 includes operating results from Level One as if the acquisition occurred at the beginning of the year. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of June 30, 2022 and December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2022
U.S. Treasury	$16,300	$—	$111	$16,189
U.S. Government-sponsored agency securities	134,594	204	10,186	124,612
State and municipal	1,665,253	2,687	162,690	1,505,250
U.S. Government-sponsored mortgage-backed securities	712,216	168	75,925	636,459
Corporate obligations	14,069	5	233	13,841
Total available for sale	$2,542,432	$3,064	$249,145	$2,296,351

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
U.S. Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of June 30, 2022 and December 31, 2021.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2022
U.S. Government-sponsored agency securities	$393,331	$—	$393,331	$—	$47,376	$345,955
State and municipal	1,117,526	245	1,117,281	1,368	183,539	935,355
U.S. Government-sponsored mortgage-backed securities	821,567	—	821,567	43	78,881	742,729
Foreign investment	1,500	—	1,500	—	15	1,485
Total held to maturity	$2,333,924	$245	$2,333,679	$1,411	$309,811	$2,025,524

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

Accrued interest on investment securities available for sale and held to maturity at June 30, 2022 and December 31, 2021 of $30.4 million and $26.8 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of June 30, 2022, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of June 30, 2022.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at June 30, 2022, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$102,051	$60,581	$162,632
Aa1	163,091	—	163,091
Aa2	185,950	—	185,950
Aa3	134,000	—	134,000
A1	132,754	—	132,754
A2	10,165	—	10,165
A3	10,112	—	10,112
Non-rated	379,403	1,155,817	1,535,220
Total	$1,117,526	$1,216,398	$2,333,924

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize, as of June 30, 2022 and December 31, 2021, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at June 30, 2022
U.S. Treasury	$16,189	$111	$—	$—	$16,189	$111
U.S. Government-sponsored agency securities	77,942	6,480	22,208	3,706	100,150	10,186
State and municipal	1,285,071	158,718	15,481	3,972	1,300,552	162,690
U.S. Government-sponsored mortgage-backed securities	343,302	26,834	250,678	49,091	593,980	75,925
Corporate obligations	11,794	233	—	—	11,794	233
Total investment securities available for sale	$1,734,298	$192,376	$288,367	$56,769	$2,022,665	$249,145

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2021
U.S. Treasury	$999	$1	$—	$—	$999	$1
U.S. Government-sponsored agency securities	68,524	1,545	—	—	68,524	1,545
State and municipal	138,187	894	505	4	138,692	898
U.S. Government-sponsored mortgage-backed securities	427,687	10,791	8,324	397	436,011	11,188
Corporate obligations	992	8	—	—	992	8
Total investment securities available for sale	$636,389	$13,239	$8,829	$401	$645,218	$13,640

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio for the periods indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at June 30, 2022
U.S. Treasury	$111	3
U.S. Government-sponsored agency securities	10,186	14
State and municipal	162,690	936
U.S. Government-sponsored mortgage-backed securities	75,925	164
Corporate obligations	233	9
Total investment securities available for sale	$249,145	1,126

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2021
U.S. Treasury	$1	1
U.S. Government-sponsored agency securities	1,545	8
State and municipal	898	103
U.S. Government-sponsored mortgage-backed securities	11,188	48
Corporate obligations	8	1
Total investment securities available for sale	$13,640	161

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

	June 30, 2022	December 31, 2021
Investments available for sale reported at less than historical cost:
Historical cost	$2,271,810	$658,858
Fair value	2,022,665	645,218
Gross unrealized losses	$249,145	$13,640
Percent of the Corporation's investments available for sale	88.1%	27.5%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2022 and December 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2022
Due in one year or less	$6,707	$6,664	$5,591	$5,604
Due after one through five years	28,721	28,420	41,180	41,092
Due after five through ten years	164,626	159,497	174,108	163,070
Due after ten years	1,630,162	1,465,311	1,291,478	1,073,029
	1,830,216	1,659,892	1,512,357	1,282,795
U.S. Government-sponsored mortgage-backed securities	712,216	636,459	821,567	742,729
Total investment securities	$2,542,432	$2,296,351	$2,333,924	$2,025,524

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2021
Due in one year or less	$6,954	$6,965	$6,971	$6,995
Due after one through five years	5,097	5,309	30,272	31,946
Due after five through ten years	120,460	126,816	177,203	180,129
Due after ten years	1,464,460	1,537,856	1,215,812	1,231,568
	1,596,971	1,676,946	1,430,258	1,450,638
U.S. Government-sponsored mortgage-backed securities	671,684	667,605	749,789	751,865
Total investment securities	$2,268,655	$2,344,551	$2,180,047	$2,202,503

Securities with a carrying value of approximately $826.1 million and $873.2 million were pledged at June 30, 2022 and December 31, 2021, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $232.6 million at June 30, 2022 and $175.1 million at
December 31, 2021.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three and six months ended June 30, 2022 and 2021 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and redemptions of investment securities available for sale:
Gross gains	$103	$1,822	$681	$3,898
Gross losses	13	61	25	338
Net gains on sales and redemptions of investment securities available for sale	$90	$1,761	$656	$3,560

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at June 30, 2022 and December 31, 2021, were $9.1 million and $11.2 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2022	December 31, 2021

Commercial and industrial loans	$3,297,477	$2,714,565
Agricultural land, production and other loans to farmers	214,904	246,442
Real estate loans:
Construction	745,983	523,066
Commercial real estate, non-owner occupied	2,423,185	2,135,459
Commercial real estate, owner occupied	1,264,563	986,720
Residential	1,813,297	1,159,127
Home equity	586,108	523,754
Individuals' loans for household and other personal expenditures	157,264	146,092
Public finance and other commercial loans	894,636	806,636
Loans	$11,397,417	$9,241,861

As of June 30, 2022, the Corporation had $32.9 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2021 balance of $106.6 million. Of the remaining PPP balance, $14.0 million was acquired through the Level One acquisition and are primarily included in the commercial and industrial loan class. Additional details of the PPP are included in The CARES Act and the Paycheck Protection Program sections of the "COVID-19 UPDATE AND RELATED LEGISLATIVE ACTION" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Commercial and industrial loan balances as of June 30, 2022 include PPP loans with an origination year of 2021 and 2020 of $32.8 million and $183,000, respectively. Commercial and industrial loan balances as of December 31, 2021 include PPP loans with an origination year of 2021 and 2020 of $100.3 million and $6.3 million, respectively.

	June 30, 2022
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2022	2021	2020	2019	2018	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$528,192	$789,445	$243,658	$139,336	$71,944	$46,860	$1,311,363	$4,614	$3,135,412
Special Mention	594	13,589	16,075	4,777	1,416	4,273	29,870	—	70,594
Substandard	11,674	17,997	6,326	10,982	1,650	2,486	39,694	24	90,833
Doubtful	—	242	—	—	396	—	—	—	638
Total Commercial and industrial loans	540,460	821,273	266,059	155,095	75,406	53,619	1,380,927	4,638	3,297,477
Agricultural land, production and other loans to farmers
Pass	29,774	40,906	39,027	18,803	5,249	33,770	44,374	—	211,903
Special Mention	286	—	107	—	203	365	—	—	961
Substandard	191	—	1,441	—	181	27	200	—	2,040
Total Agricultural land, production and other loans to farmers	30,251	40,906	40,575	18,803	5,633	34,162	44,574	—	214,904
Real estate loans:
Construction
Pass	211,092	287,493	173,861	26,973	938	4,144	24,514	—	729,015
Special Mention	12,282	484	—	—	—	—	—	—	12,766
Substandard	15	—	4,166	—	—	21	—	—	4,202
Total Construction	223,389	287,977	178,027	26,973	938	4,165	24,514	—	745,983
Commercial real estate, non-owner occupied
Pass	298,157	614,117	696,300	215,633	137,646	231,254	38,902	2,180	2,234,189
Special Mention	37,835	37,573	70,120	—	3,133	3,450	—	—	152,111
Substandard	12,769	9,937	9,502	—	4,503	174	—	—	36,885
Total Commercial real estate, non-owner occupied	348,761	661,627	775,922	215,633	145,282	234,878	38,902	2,180	2,423,185
Commercial real estate, owner occupied
Pass	157,214	350,058	374,793	121,584	62,595	105,425	42,033	3,281	1,216,983
Special Mention	1,251	6,118	1,280	4,793	1,376	4,117	1,773	—	20,708
Substandard	5,750	4,475	4,154	1,465	2,686	8,312	—	—	26,842
Doubtful	—	—	—	—	—	30	—	—	30
Total Commercial real estate, owner occupied	164,215	360,651	380,227	127,842	66,657	117,884	43,806	3,281	1,264,563
Residential
Pass	401,780	515,392	427,974	110,687	82,687	254,490	5,773	34	1,798,817
Special Mention	208	1,321	1,300	546	708	3,202	—	15	7,300
Substandard	397	1,350	2,310	434	1,374	1,160	155	—	7,180
Total Residential	402,385	518,063	431,584	111,667	84,769	258,852	5,928	49	1,813,297
Home equity
Pass	15,410	71,565	14,848	1,678	1,710	4,651	471,676	92	581,630
Special Mention	—	—	—	46	—	25	2,229	—	2,300
Substandard	314	105	98	—	66	65	1,530	—	2,178
Total Home Equity	15,724	71,670	14,946	1,724	1,776	4,741	475,435	92	586,108
Individuals' loans for household and other personal expenditures
Pass	31,955	53,977	17,534	7,955	7,672	5,169	32,577	—	156,839
Special Mention	—	137	122	33	54	59	15	—	420
Substandard	—	4	—	—	—	1	—	—	5
Total Individuals' loans for household and other personal expenditures	31,955	54,118	17,656	7,988	7,726	5,229	32,592	—	157,264
Public finance and other commercial loans
Pass	109,490	221,473	176,074	99,880	38,171	211,657	37,891	—	894,636
Total Public finance and other commercial loans	109,490	221,473	176,074	99,880	38,171	211,657	37,891	—	894,636
Loans	$1,866,630	$3,037,758	$2,281,070	$765,605	$426,358	$925,187	$2,084,569	$10,240	$11,397,417

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $46.9 million as of June 30, 2022, a $12.1 million increase from the total of $34.7 million for December 31, 2021. At June 30, 2022, 60-89 days past due loans totaled $22.9 million, an increase of $15.8 million from December 31, 2021. The primary increases were related to two loans, totaling $20.0 million, in the construction and non-owner occupied commercial real estate classes that were in the current category at December 31, 2021. One of the loans is for a 91-unit condominium building and the other for a nursing home facility. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the periods indicated:

	June 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,290,767	$5,344	$124	$1,242	$3,297,477	$38
Agricultural land, production and other loans to farmers	214,847	—	—	57	214,904	—
Real estate loans:
Construction	731,495	621	13,759	108	745,983	—
Commercial real estate, non-owner occupied	2,412,738	1,126	6,312	3,009	2,423,185	—
Commercial real estate, owner occupied	1,263,864	256	145	298	1,264,563	—
Residential	1,803,199	5,241	1,683	3,174	1,813,297	554
Home equity	582,181	1,593	719	1,615	586,108	—
Individuals' loans for household and other personal expenditures	156,838	306	115	5	157,264	—
Public finance and other commercial loans	894,636	—	—	—	894,636	—
Loans	$11,350,565	$14,487	$22,857	$9,508	$11,397,417	$592

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,708,539	$2,602	$2,437	$987	$2,714,565	$675
Agricultural land, production and other loans to farmers	246,380	36	—	26	246,442	—
Real estate loans:
Construction	522,349	717	—	—	523,066	—
Commercial real estate, non-owner occupied	2,124,853	3,327	—	7,279	2,135,459	—
Commercial real estate, owner occupied	985,785	643	—	292	986,720	—
Residential	1,148,294	3,979	4,255	2,599	1,159,127	—
Home equity	518,643	3,327	281	1,503	523,754	288
Individuals' loans for household and other personal expenditures	145,634	375	83	—	146,092	—
Public finance and other commercial loans	806,636	—	—	—	806,636	—
Loans	$9,207,113	$15,006	$7,056	$12,686	$9,241,861	$963

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance. The Level One loans acquired included $9.4 million of non-accrual loans at acquisition date.
The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	June 30, 2022		December 31, 2021
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$7,465	$982	$7,598	$263
Agricultural land, production and other loans to farmers	57	—	631	524
Real estate loans:
Construction	108	—	685	—
Commercial real estate, non-owner occupied	19,103	295	23,029	6,133
Commercial real estate, owner occupied	5,418	3,642	411	—
Residential	11,511	741	9,153	2,160
Home equity	2,289	—	1,552	—
Individuals' loans for household and other personal expenditures	19	—	3	—
Loans	$45,970	$5,660	$43,062	$9,080

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

There was no interest income recognized on non-accrual loans for the three and six months ended June 30, 2022 or 2021.

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

The tables below present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses. The Level One acquisition added $58.2 million in collateral dependent loans, with a total allowance of $16.9 million.

	June 30, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$48,525	$48,525	$15,166
Real estate loans:
Construction	—	4,056	—	4,056	649
Commercial real estate, non-owner occupied	24,030	—	—	24,030	2,692
Commercial real estate, owner occupied	8,485	—	—	8,485	1,027
Residential	—	2,566	—	2,566	268
Home equity	—	382	—	382	61
Loans	$32,515	$7,004	$48,525	$88,044	$19,863

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$8,075	$8,075	$2,672
Agricultural land, production and other loans to farmers	524	—	251	775	—
Real estate loans:
Construction	—	685	—	685	82
Commercial real estate, non-owner occupied	23,652	—	—	23,652	5,510
Commercial real estate, owner occupied	1,044	—	—	1,044	—
Residential	—	4,906	—	4,906	305
Home equity	—	394	—	394	64
Loans	$25,220	$5,985	$8,326	$39,531	$8,633

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the three and six months ended June 30, 2022 and 2021. There were no trouble debt restructures that occurred in the three months ended June 30, 2022.

		Three Months Ended June 30, 2021
	Pre- Modification Recorded Balance	Term Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Real estate loans:
Commercial real estate, owner occupied	$21	$—	$21	$21	1
Residential	66	66	—	66	2
Total	$87	$66	$21	$87	3

		Six Months Ended June 30, 2022
	Pre- Modification Recorded Balance	Rate Modification	Post - Modification Recorded Balance	Number of Loans
Real estate loans:
Residential	$53	$56	$56	1
Total	$53	$56	$56	1

		Six Months Ended June 30, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$348	$348	$—	$—	$348	2
Real estate loans:
Commercial real estate, owner occupied	21	—	—	21	21	1
Residential	691	449	126	118	693	9
Total	$1,060	$797	$126	$139	$1,062	12

Loans secured by residential real estate made up 100 percent of the post-modification balances of the troubled debt restructured loans that occurred during the six months ended June 30, 2022 and 76 percent and 65 percent, respectively, of the balances that occurred during the three and six months ended June 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures that occurred during the twelve months ended June 30, 2022 and 2021, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due. There were no loans that subsequently defaulted during the three months ended June 30, 2022.

	Six Months Ended June 30, 2022
	Number of Loans	Recorded Balance
Real estate loans:
Commercial real estate, owner occupied	1	$27
Total	1	$27

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial and industrial loans	2	$163	2	$163
Real estate loans:
Residential	2	$195	2	195
Total	4	$358	4	$358

Commercial troubled debt restructured loans risk graded special mention, substandard, doubtful and loss are individually evaluated for apparent loss and may result in a specific reserve allocation in the allowance for credit losses. Commercial troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of allowance for credit losses through the loan segment loss analysis.

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit losses. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.3 million and $3.2 million at June 30, 2022 and 2021, respectively.

Purchased Credit Deteriorated Loans

The Corporation acquired Level One on April 1, 2022 and performed an evaluation of the loan portfolio in which there were loans that, at acquisition, had more than an insignificant amount of credit quality deterioration. The carrying amount of those loans is shown in the table below:

Level One
Purchase price of loans at acquisition	$41,347
CECL Day 1 PCD ACL	16,599
Par value of acquired loans at acquisition	$57,946

Allowance for Credit Losses on Loans

The Allowance for Credit Losses on Loans ("ACL - Loans") is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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

The Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors of a borrower such as regulatory, legal and technological considerations, as well as competition.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The allowance for credit losses increased $30.3 million and $30.9 million for the three and six months ended June 30, 2022, respectively. The increase was primarily due to $16.6 million of allowance for credit losses on PCD loans acquired in the Level One acquisition established through accounting adjustments on the acquisition date. In addition, a provision of $14.0 million was recorded to establish an allowance for credit losses on non-PCD loans acquired in the Level One acquisition. The allowance was offset by net charge-offs of $263,000 and net recoveries of $324,000 for the three and six months ended June 30, 2022, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, March 31, 2022	$77,637	$53,000	$20,760	$44,587	$195,984
Provision for credit losses	805	(6,393)	5,122	466	—
CECL Day 1 non-PCD provision for credit losses	2,957	5,539	871	4,588	13,955
CECL Day 1 PCD ACL	12,970	2,981	648	—	16,599
Recoveries on loans	569	201	—	399	1,169
Loans charged off	(710)	—	—	(722)	(1,432)
Balances, June 30, 2022	$94,228	$55,328	$27,401	$49,318	$226,275

	Six Months Ended June 30, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2021	$69,935	$60,665	$20,206	$44,591	$195,397
Provision for credit losses	8,376	(14,643)	5,676	591	—
CECL Day 1 non-PCD provision for credit losses	2,957	5,539	871	4,588	13,955
CECL Day 1 PCD ACL	12,970	2,981	648	—	16,599
Recoveries on loans	708	908	—	605	2,221
Loans charged off	(718)	(122)	—	(1,057)	(1,897)
Balances, June 30, 2022	$94,228	$55,328	$27,401	$49,318	$226,275

	Three Months Ended June 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, March 31, 2021	$65,722	$70,861	$20,182	$44,317	$201,082
Provision for credit losses	(1,898)	2,842	(3,106)	2,162	—
Recoveries on loans	152	33	1	226	412
Loans charged off	(295)	(1,035)	—	(389)	(1,719)
Balances, June 30, 2021	$63,681	$72,701	$17,077	$46,316	$199,775

	Six Months Ended June 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications	—	(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	(2,830)	1,141	(2,011)	—	—	3,700	—
Recoveries on loans	340	197	1	—	—	568	1,106
Loans charged off	(968)	(4,348)	(2)	—	—	(716)	(6,034)
Balances, June 30, 2021	$63,681	$72,701	$17,077	$—	$—	$46,316	$199,775

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should the Corporation’s customers default on their resulting obligation to the Corporation, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. The Level one acquisition resulted in an additional $484.0 million of loan commitments to extend credit and $3.3 million of standby letters of credit as of June 30, 2022.

Financial instruments with off-balance sheet risk were as follows:

	June 30, 2022	December 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$4,534,577	$3,917,215
Standby letters of credit	$38,712	$34,613

The adoption of the CECL methodology for measuring credit losses on January 1, 2021 resulted in an accrual for off-balance sheet commitments at adoption of $20.5 million. The Level One acquisition was responsible for an additional $2.8 million of provision for credit loss associated with off-balance sheet commitments, resulting in a total allowance for credit losses on off-balance sheet commitments of $23.3 million. This reserve level is deemed appropriate by the Corporation and is reported in Other Liabilities as of June 30, 2022 in the Consolidated Condensed Balance Sheets.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

Three Months Ended June 30, 2022
Balances, March 31, 2022	$20,500
CECL Day 1 unfunded commitments provision for credit losses	2,800
Balances, June 30, 2022	$23,300

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Level One acquisition on April 1, 2022 resulted in $167.8 million of goodwill. In addition, the Hoosier acquisition on April, 1, 2021 resulted in $1.5 million of goodwill. Details regarding the Level One and Hoosier acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements.

2022
Balance, January 1	$545,385
Goodwill acquired	167,816
Balance, June 30	$713,201

2021
Balance, January 1	$543,918
Goodwill acquired	1,467
Balance, December 31	$545,385

NOTE 6

OTHER INTANGIBLES

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The Level One acquisition on April 1, 2022 resulted in a core deposit intangible of $17.2 million and other intangibles, consisting of non-compete intangibles, of $1.4 million. In addition, the Hoosier acquisition on April 1, 2021 resulted in a customer relationship intangible of $2.2 million. Details regarding the Level One and Hoosier acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	June 30, 2022	December 31, 2021
Gross carrying amount	$104,643	$102,396
Other intangibles acquired	18,642	2,247
Accumulated amortization	(82,837)	(79,168)
Total core deposit and other intangibles	$40,448	$25,475

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two years to ten years. Intangible amortization expenses for each of the three and six months ended June 30, 2022 were $2.3 million and $3.7 million, respectively. This was compared to the three and six months ended June 30, 2021 which were $1.5 million and $2.8 million, respectively. Estimated future amortization expense is summarized as follows:

Amortization Expense
2022	$4,606
2023	8,742
2024	7,271
2025	6,028
2026	4,910
After 2026	8,891
$40,448

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2022 the Corporation had three interest rate swaps with a notional amount of $36.0 million that were designated as cash flow hedges. As of December 31, 2021, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges. A $24.0 million interest rate swap, which was used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit, matured in the first quarter of 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022, $26.0 million of the interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012.  In addition, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2022 and 2021, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $21,000 from accumulated other comprehensive income (loss) to interest expense.

The following table summarizes the Corporation's derivatives designated as hedges:

	Asset Derivatives				Liability Derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps on borrowings	Other Assets	$65	Other Assets	$—	Other Liabilities	$70	Other Liabilities	$835

The amount of loss recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Rate Products	$110	$(16)	$413	$42

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amount of gain (loss) reclassified from other comprehensive income into income related to cash flow hedging relationships is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Interest rate contracts	Interest Expense	$(178)	$(260)

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest rate contracts	Interest Expense	$(418)	$(513)

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Corporation's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair value of these mortgage banking derivatives are included in net gains and fees on sales of loans.

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Balance Sheet, as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,189,251	$55,738	$1,038,947	$41,133
Forward contracts related to mortgage loans to be delivered for sale	22,215	289	—	—
Interest rate lock commitments	23,573	207	—	—
Included in other assets	$1,235,039	$56,234	$1,038,947	$41,133
Included in other liabilities:
Interest rate swaps	$1,189,251	$55,738	$1,038,947	$41,133
Forward contracts related to mortgage loans to be delivered for sale	17,442	130	—	—
Interest rate lock commitments	8,024	44	—	—
Included in other liabilities	$1,214,717	$55,912	$1,038,947	$41,133

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Net gains and fees on sales of loans" in the consolidated condensed statement of income and is considered a cost of executing a forward contract. The amount of gain (loss) recognized into income related to non-designated hedging instruments is included in the table below for the periods indicated.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$664	$—
Interest rate lock commitments	Net gains and fees on sales of loans	207	—
Total net gain/(loss) recognized in income		$871	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$664	$—
Interest rate lock commitments	Net gains and fees on sales of loans	207	—
Total net gain/(loss) recognized in income		$871	$—

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2022, the termination value of derivatives in a net liability position related to these agreements was $3.1 million. As of June 30, 2022, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $11.1 million. While the Corporation did not breach any of these provisions as of June 30, 2022, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Derivative Financial Agreements

See information regarding the Corporation’s derivative financial agreements in NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2022, and December 31, 2021.

		Fair Value Measurements Using:
June 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$16,189	$16,189	$—	$—
U.S. Government-sponsored agency securities	124,612	—	124,612	—
State and municipal	1,505,250	—	1,497,666	7,584
U.S. Government-sponsored mortgage-backed securities	636,459	—	636,455	4
Corporate obligations	13,841	—	12,799	1,042
Derivative assets	56,299	—	56,299	—
Derivative liabilities	55,982	—	55,982	—

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2022 and 2021.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance at beginning of the period	$8,912	$2,146	$5,491	$2,479
Included in other comprehensive income	(133)	412	(626)	353
Purchases, issuances and settlements	1,011	3,241	5,111	3,241
Principal payments	(1,160)	(4)	(1,346)	(278)
Ending balance	$8,630	$5,795	$8,630	$5,795

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2022 or December 31, 2021.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and six months ended June 30, 2022 and 2021.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at June 30, 2022, and December 31, 2021.

		Fair Value Measurements Using
June 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$61,755	$—	$—	$61,755

		Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$24,491	$—	$—	$24,491
Other real estate owned	96	—	—	96

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2022 and December 31, 2021.

June 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$7,584	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	0.4% - 4.0%
			Weighted-average coupon	1.8%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$1,046	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$61,755	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	2.7%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,456	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	0.75% - 4%
			Weighted-average coupon	3.7%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$24,491	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	5.5%

Other real estate owned	$96	Appraisals	Discount to reflect current market conditions	0% - 44%
			Weighted-average discount of other real estate owned balance	43.5%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021.

		June 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$212,559	$212,559	$—	$—
Interest-bearing deposits	136,702	136,702	—	—
Investment securities available for sale	2,296,351	16,189	2,271,532	8,630
Investment securities held to maturity	2,333,679	—	2,014,738	10,786
Loans held for sale	9,060	—	9,060	—
Loans, net	11,171,142	—	—	10,828,993
Federal Home Loan Bank stock	38,111	—	38,111	—
Derivative assets	56,299	—	56,299	—
Interest receivable	68,728	—	68,728	—
Liabilities:
Deposits	$14,570,869	$13,661,769	$893,017	$—
Borrowings:
Federal funds purchased	100,000	—	100,000	—
Securities sold under repurchase agreements	186,468	—	186,461	—
Federal Home Loan Bank advances	598,865	—	594,508	—
Subordinated debentures and other borrowings	151,299	—	139,830	—
Derivative liabilities	55,982	—	55,982	—
Interest payable	2,978	—	2,978	—

		December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$167,146	$167,146	$—	$—
Interest-bearing deposits	474,154	474,154	—	—
Investment securities available for sale	2,344,551	999	2,338,061	5,491
Investment securities held to maturity	2,179,802	—	2,188,600	13,903
Loans held for sale	11,187	—	11,187	—
Loans, net	9,046,464	—	—	9,068,319
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	41,133	—	41,133	—
Interest receivable	57,187	—	57,187	—
Liabilities:
Deposits	$12,732,577	$12,038,992	$690,089	$—
Borrowings:
Securities sold under repurchase agreements	181,577	—	181,572	—
Federal Home Loan Bank advances	334,055	—	337,005	—
Subordinated debentures and other borrowings	118,618	—	107,892	—
Interest rate swap liability	41,968	—	41,968	—
Interest payable	2,762	—	2,762	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2022 and December 31, 2021 were:

	June 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$186,468	$—	$—	$—	$186,468

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$181,577	$—	$—	$—	$181,577

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2022 and 2021:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income (loss) before reclassifications	(253,807)	326	—	(253,481)
Amounts reclassified from accumulated other comprehensive income	(518)	330	—	(188)
Period change	(254,325)	656	—	(253,669)
Balance at June 30, 2022	$(194,551)	$(4)	$(4,001)	$(198,556)

Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income (loss) before reclassifications	(12,382)	33	—	(12,349)
Amounts reclassified from accumulated other comprehensive income	(2,812)	405	—	(2,407)
Period change	(15,194)	438	—	(14,756)
Balance at June 30, 2021	$72,794	$(1,156)	$(11,558)	$60,080

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2022 and 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2022	2021	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$90	$1,761	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(19)	(370)	Income tax expense
	$71	$1,391

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(178)	$(260)	Interest expense - subordinated debentures and term loans
Related income tax benefit	37	55	Income tax expense
	$(141)	$(205)

Total reclassifications for the period, net of tax	$(70)	$1,186

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2022	2021	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$656	$3,560	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(138)	(748)	Income tax expense
	$518	$2,812

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(418)	$(513)	Interest expense - subordinated debentures and term loans
Related income tax benefit	88	108	Income tax expense
	$(330)	$(405)

Total reclassifications for the period, net of tax	$188	$2,407

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and six months ended June 30, 2022 was $1.1 million and $2.2 million, respectively, compared to $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2021. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the six months ended June 30, 2022, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock and ESPP Options
Pre-tax compensation expense	$21	$40	$49	$115
Income tax expense (benefit)	(57)	(20)	(73)	(92)
Stock and ESPP option expense, net of income taxes	$(36)	$20	$(24)	$23
Restricted Stock Awards
Pre-tax compensation expense	$1,123	$1,168	$2,195	$2,283
Income tax expense (benefit)	(234)	(246)	(461)	(483)
Restricted stock awards expense, net of income taxes	$889	$922	$1,734	$1,800
Total Share-Based Compensation
Pre-tax compensation expense	$1,144	$1,208	$2,244	$2,398
Income tax expense (benefit)	(291)	(266)	(534)	(575)
Total share-based compensation expense, net of income taxes	$853	$942	$1,710	$1,823

The grant date fair value of ESPP options was estimated to be approximately $21,000 at the beginning of the April 1, 2022 quarterly offering period. The ESPP options vested during the three months ending June 30, 2022, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2022.

Stock option activity under the Corporation's stock option plans as of June 30, 2022 and changes during the six months ended June 30, 2022, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	28,500	$17.14
Transferred Options from Level One	148,600	$18.84
Exercised	(20,095)	$16.74
Outstanding June 30, 2022	157,005	$18.80	2.95	$2,640,826
Vested and Expected to Vest at June 30, 2022	157,005	$18.80	2.95	$2,640,826
Exercisable at June 30, 2022	157,005	$18.80	2.95	$2,640,826

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2022.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $470,000 and $559,000, respectively. Cash receipts of stock options exercised during this same period were $336,000 and $198,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2022	411,259	$35.86
Granted	35,258	$33.48
Vested	(7,034)	$38.06
Forfeited	(7,000)	$35.56
Unvested RSAs at June 30, 2022	432,483	$35.63

As of June 30, 2022, unrecognized compensation expense related to RSAs was $7.2 million and is expected to be recognized over a weighted-average period of 1.55 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2022.

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$9,002	$13,830	$20,731	$26,098
Tax-exempt interest income	(4,877)	(3,893)	(9,397)	(7,599)
Share-based compensation	(55)	(13)	(67)	(72)
Tax-exempt earnings and gains on life insurance	(275)	(253)	(629)	(534)
Tax credits	(83)	(77)	(170)	(150)
State Income Tax	24	872	519	1,574
Other	143	(172)	158	(71)
Actual Tax Expense	$3,879	$10,294	$11,145	$19,246

Effective Tax Rate	9.0%	15.6%	11.3%	15.5%

NOTE 13
NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted net income per common share is computed by dividing net income available to common stockholders by the combination of the weighted-average common shares outstanding during the reporting period and all potentially dilutive common shares. Potentially dilutive common shares include stock options and RSAs issued under the Corporation's share-based compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per common share in the periods where the effect would be antidilutive.

The following table reconciles basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$38,522	59,030,618	$0.64	$55,559	53,956,296	$1.03
Effect of potentially dilutive stock options and restricted stock awards		277,281			228,128
Diluted net income per common share	$38,522	59,307,899	$0.63	$55,559	54,184,424	$1.03

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Six Months Ended June 30
	2022			2021
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$87,108	56,237,209	$1.55	$105,028	53,943,248	$1.95
Effect of potentially dilutive stock options and restricted stock awards		278,889			216,084
Diluted net income per common share	$87,108	56,516,098	$1.54	$105,028	54,159,332	$1.94

For the three and six months ended June 30, 2022 and 2021, there were no stock options with an option price greater than the average market price of the common shares.

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
•our ability to implement and comply with the Settlement Agreement and Agreed Order entered into with the United States Department of Justice related to our fair lending practices;
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
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors and Level One Bank (as divisions of First Merchants Bank). The Bank includes 124 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE SECOND QUARTER OF 2022

•Net income available to common stockholders for the three months ended June 30, 2022 was $38.5 million compared to $55.6 million for the three months ended June 30, 2021 and $48.6 million for the three months ended March 31, 2022.

•Earnings per fully diluted common share for the second quarter of 2022 totaled $0.63 compared to $1.03 in the second quarter of 2021 and $0.91 in the first quarter of 2022.

•Earnings per fully diluted common share for the second quarter of 2022, excluding income on Paycheck Protection Program (“PPP”) loans and acquisition-related costs of the Level One acquisition, totaled $1.01 compared to $0.89 in the second quarter of 2021 and $0.88 in the first quarter of 2022. See non-GAAP reconciliation in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans grew $2.0 billion during the second quarter which included $1.6 billion from the acquisition of Level One. Excluding the forgiveness of $59.2 million of PPP loans and the effect of Level One's acquired loans in the second quarter of 2022, organic loan growth totaled $468.3 million, or 20.1 percent on an annualized basis since March 31, 2022 and 12.1 percent since June 30, 2021.

•Total deposits grew $1.7 billion during the second quarter which included $1.9 billion from the acquisition of Level One, reflecting a decline in deposit balances of $265.9 million, or 8.2 percent annualized since March 31, 2022.

•Net interest income for the second quarter of 2022 totaled $128.7 million, an increase of $24.4 million over $104.3 for the three months ended June 30, 2021 and an increase of $26.4 million over $102.3 million for the three months ended March 31, 2022.

COVID-19 UPDATE AND RELATED LEGISLATIVE ACTION

The COVID-19 pandemic continued to impact the Corporation’s operations during the three and six months ended June 30, 2022, but the impact appears to be slowly receding. In the two years since the World Health Organization declared COVID-19 a global pandemic, it has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, through rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide emergency economic relief measures.

The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. Through the acquisition of Level One, the Bank acquired an additional $43.5 million of PPP loans as of the acquisition date. As of June 30, 2022, the Corporation had $32.9 million of PPP loans outstanding compared to the December 31, 2021 balance of $106.6 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.

CRITICAL ACCOUNTING POLICIES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, due to the Level One acquisition on April 1, 2022, the Corporation has provided below an expanded description of its accounting practices and valuation methodologies relative to business combinations.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same period as the acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have a positive or negative effect on the Corporation's results of operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The determination of fair values is based on valuations using management's assumptions of future growth rates, future attrition, discount rate, and other relevant factors. In addition, third party specialists are used to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. The Corporation uses various valuation methodologies to estimate the fair value of assets and liabilities, and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Changes in these factors as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets, including goodwill and liabilities, which could result in impairment losses affecting the financial statements.

Results of operations of Level One are included in the income statement from the date of acquisition. Details of the Corporation's acquisitions are included in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The Corporation reported second quarter 2022 net income available to common stockholders and diluted earnings per common share of $38.5 million and $0.63 per diluted share, respectively, compared to $55.6 million and $1.03 per diluted share, respectively, during the second quarter of 2021. Net income available to common stockholders and diluted earnings per common share for the six months ended June 30, 2022 was $87.1 million and $1.54 per diluted share, respectively, compared to $105.0 million and $1.94 per diluted share during the same period in 2021.

Earnings per fully diluted common share for the second quarter of 2022, excluding income on PPP loans and Level One acquisition-related expenses, totaled $1.01 compared to $0.89 in the second quarter of 2021 and $0.88 in the first quarter of 2022. Earnings per fully diluted common share for the six months ended June 30, 2022, excluding income on PPP loans and Level One acquisition-related expenses, totaled $1.89 compared to $1.67 for the same period in 2021. See non-GAAP reconciliation at the end of the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2022, total assets equaled $17.8 billion, an increase of $2.3 billion from December 31, 2021. The Corporation acquired Level One on April 1, 2022, which included $2.5 billion in assets at acquisition. Details of the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Total investment securities increased $105.7 million from December 31, 2021. The Corporation purchased investment securities by utilizing excess cash during the quarter. The increase from purchases was offset by a change from a net unrealized gain of $75.9 million at December 31, 2021 to a net unrealized loss of $246.1 million as of June 30, 2022 on the available for sale portfolio. The change to a net unrealized loss position was due to changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio grew $2.2 billion since December 31, 2021, of which, $1.6 billion was the result of the Level One acquisition. At acquisition, Level One's loan portfolio included $43.5 million of PPP loans. As of June 30, 2022, the Corporation's PPP loan portfolio, which included PPP loans from Level One, were primarily in the commercial and industrial loans class and totaled $32.9 million, a decrease of $117.1 million from the December 31, 2021 balance of $106.6 million plus the additional $43.5 million from Level One. Excluding the decline in PPP loans and the effect of Level One's acquired loans at acquisition date, the Corporation experienced organic loan growth of $633.3 million, or 13.8 percent on an annualized basis since December 31, 2021. The loan classes that experienced the largest increases from December 31, 2021 were residential real estate, commercial and industrial loans, commercial real estate (non-owner occupied), commercial real estate (owner occupied) and construction real estate. Agricultural land, production and other loans to farmers was the only loan class that experienced a decrease from December 31, 2021. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans ("ACL - loans") totaled $226.3 million as of June 30, 2022 and equaled 1.98 percent of total loans, compared to $195.4 million and 2.11 percent of total loans at December 31, 2021.  The ACL - loans increased $16.6 million in connection with the Level One acquisition for CECL Day 1 purchased credit deteriorated ("PCD") loans and provision expense of $14.0 million was recorded for CECL Day 1 non- PCD loans. Additionally, provision expense of $2.8 million was recorded for CECL Day 1 unfunded commitments, which increased other liabilities. The Corporation did not recognize any provision expense during 2022 and 2021 other than CECL Day 1 expense. During the three and six months ended June 30, 2022, the Corporation recognized $263,000 of net charge-offs and $324,000 of net recoveries, respectively, compared to net charge-offs of $1.3 million and $4.9 million, respectively, in the three and six months ended June 30, 2021. Non-accrual loans totaled $46.0 million, an increase of $2.9 million from December 31, 2021, but when excluding the non-accrual loans acquired from Level One of $9.4 million, non-accruals decreased $6.5 million, resulting in a coverage ratio of 492.2 percent. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several additional asset categories increased from December 31, 2021 primarily due to the acquisition of Level One, including premises and equipment of $12.1 million, FHLB stock of $9.4 million, interest receivable of $11.5 million, goodwill of $167.8 million, other intangibles of $15.0 million and cash surrender value of life insurance of $32.0 million.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OREO totaled $6.5 million as of June 30, 2022 and increased $6.0 million from the December 31, 2021 balance of $558,000, primarily due to a $5.8 million student housing property that was moved into OREO during the first quarter of 2022. A loss on this project is not expected.

The Corporation's net tax asset, deferred and receivable increased $79.3 million from December 31, 2021. The primary driver was the change from net unrealized gains to net unrealized losses on available for sale securities noted above, which resulted in a $67.6 million increase in the net deferred tax asset. Additionally, the $13.2 million deferred tax asset recorded as part of the Level One acquisition also contributed to the increase from December 31, 2021.

The Corporation's other assets increased $58.1 million from December 31, 2021. Other assets acquired in the Level One acquisition were $41.1 million as of the date of the acquisition, and were primarily settlement accounts associated with a mortgage sub-servicer, right of use assets related to Level One's banking centers and mortgage servicing rights. The Corporation's derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) increased $15.2 million and $14.0 million, respectively, from December 31, 2021. The increase in valuations are due to the continual increases in the FOMC’s target fed funds rate and quantitative tightening resulting in higher nominal rates and increased forward rate expectations. Additionally, the Corporation's investments in community redevelopment funds increased $9.0 million since December 31, 2021.

As of June 30, 2022, total deposits equaled $14.6 billion, an increase of $1.8 billion from December 31, 2021. Deposits assumed in the Level One acquisition were $1.9 billion as of the acquisition date. The Corporation experienced increases from December 31, 2021 in all deposit categories with the exception of brokered deposits. The largest increases were experienced in demand and savings accounts of $1.1 million and $541.1 million, respectively, since December 31, 2021.

Total borrowings increased $402.4 million as of June 30, 2022, compared to December 31, 2021. Federal funds purchased and Federal Home Loan Bank advances increased $100.0 million and $264.8 million, respectively, compared to December 31, 2021 as the Corporation utilized liquidity sources to fund loan growth. The Level One acquisition contributed to the increase in borrowings due to the assumption of $160.0 million of Federal Home Loan Bank advances and $32.6 million of subordinated debentures.

The Corporation's other liabilities as of June 30, 2022 increased $21.4 million compared to December 31, 2021. As noted above, the derivative hedge liability increased $14.0 million from December 31, 2021. The acquisition of Level One also resulted in a lease liability of $8.9 million at acquisition related to leased facilities.

As part of the Level One acquisition, each outstanding share of 7.5 percent non-cumulative perpetual preferred stock, Series B, of Level One was exchanged for one share of a newly created 7.5 percent non-cumulative perpetual preferred stock, Series A, of the Corporation with a liquidation preference of $2,500 per share. As a result, the Corporation issued 10,000 shares of Series A preferred stock at the acquisition date resulting in $25.0 million of outstanding preferred stock at June 30, 2022.

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized.” Details of the Stock Repurchase Program and regulatory capital ratios are discussed within the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ADJUSTED EPS EXCLUDING PAYCHECK PROTECTION PROGRAM ("PPP") AND ACQUISITION RELATED EXPENSES - non-GAAP
(Dollars In Thousands, Except Per Share Amounts)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
Net Income Available to Common Stockholders - GAAP	$38,522	$48,586	$55,559	$87,108	$105,028
Adjustments:
PPP loan income	(891)	(1,884)	(9,725)	(2,775)	(18,968)
Acquisition-related expenses	12,549	152	—	12,701	—
Acquisition-related provision expense	16,755	—	—	16,755	—
Tax on adjustment	(6,967)	425	2,385	(6,542)	4,651
Adjusted Net Income Available to Common Stockholders - non-GAAP	$59,968	$47,279	$48,219	$107,247	$90,711

Average Diluted Common Shares Outstanding (in thousands)	59,308	53,616	54,184	56,516	54,159

Diluted Earnings Per Common Share - GAAP	$0.63	$0.91	$1.03	$1.54	$1.94
Adjustments:
PPP loan income	(0.01)	(0.04)	(0.18)	(0.05)	(0.35)
Acquisition-related expenses	0.22	—	—	0.22	—
Acquisition-related provision expense	0.30	—	—	0.30	—
Tax on adjustment	(0.13)	0.01	0.04	(0.12)	0.08
Adjusted Diluted Earnings Per Common Share - non-GAAP	$1.01	$0.88	$0.89	$1.89	$1.67

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81 percent of revenues for the six months ended June 30, 2022. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

In the second quarter of 2022, FTE asset yields increased 9 basis points compared to the same period in 2021. Average earning assets for the three months ended June 30, 2022 increased $2.9 billion compared to the same period in 2021, with loans accounting for $1.9 billion of the increase and investment securities accounting for $1.2 billion of the increase. Of the $1.9 billion increase in average loans, $1.6 billion was attributable to the Level One acquisition on April 1, 2022, and the remaining increase was due to organic loan growth during the period after excluding PPP loans, which averaged approximately $62.6 million for the three months ended June 30, 2022 compared to an average of approximately $620.5 million for the same period of 2021. Excess liquidity was utilized to fund organic loan growth and investment securities purchases during the three months ended June 30, 2022.

The increase in interest income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of 50 basis points on May 5, 2022 and 75 basis points on June 16, 2022. Approximately $7.4 billion of the Corporation's loan portfolio, or 65 percent, is variable with 44 percent repricing within one month and 53 percent repricing within three months of the FOMC's interest rate changes. Additionally, yield on new and renewed loans increased from 3.27 percent for the three months ended June 30, 2021 to 3.87 percent for the same period in 2022. PPP loans were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $738,000 during the second quarter of 2022 compared to $8.2 million for the same period in 2021, which is included in interest income. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3.2 million, which accounted for 8 basis points of net interest margin in the second quarter of 2022. Comparatively, the Corporation recognized $2.5 million of accretion income for the second quarter of 2021, or 7 basis points of net interest margin.

Interest costs increased 6 basis points during the three months ended June 30, 2022, which partially offset the increase in asset yields and resulted in an 3 basis point FTE increase in net interest spread as compared to the same period in 2021. Interest costs have increased as the FOMC increased rates 125 basis points during the quarter due to deposit pricing pressure primarily in the municipal deposit space. Average interest-bearing deposits for the three months ended June 30, 2022 increased $1.7 billion compared to the same period in 2021 due to the acquisition of Level One, which included $1.2 billion of interest-bearing deposits with the remaining increase due to organic growth. Average non-interest bearing deposits for the three months ended June 30, 2022 increased $1.0 billion when compared to the same period in 2021 as $738.9 million were acquired from Level One with the remaining increase due to organic growth. Non-interest bearing deposits represented 24 percent of the Corporation's total deposit balance as of June 30, 2022 and acts to mitigate deposit yield increases as interest rates rise. Average borrowings increased $174.1 million for the three months ended June 30, 2022 compared to the same period of 2021 due to the additional $194.2 million of borrowings acquired from Level One. Interest-bearing deposit and borrowing costs for the three months ended June 30, 2022 were 0.30 percent and 1.95 percent, respectively, compared to 0.24 percent and 1.98 percent, respectively, during the same period in 2021. Total cost of funds was 41 basis points for the three months ended June 30, 2022 compared to 35 basis points during the same period in 2021.

Net interest margin, on a tax equivalent basis, increased 6 basis points to 3.28 percent for the three months ended June 30, 2022 compared to 3.22 percent for the same period in 2021.

In the six months ended June 30, 2022, FTE asset yields decreased 9 basis points compared to the same period in 2021. Average earning assets for the six months ended June 30, 2022 increased $2.1 billion compared to the same period in 2021, with loans accounting for $961.3 million of the increase and investment securities accounting for $1.2 billion of the increase. Of the $961.3 million increase in average loans, $1.6 billion was attributable to the Level One acquisition on April 1, 2022, and the remaining increase was due to organic loan growth during the period after excluding PPP loans, which averaged approximately $70 million for the six months ended June 30, 2022 compared to an average of approximately $640 million for the same period of 2021. Excess liquidity was utilized to fund organic loan growth and investment securities purchases during the six months ended June 30, 2022.

This decrease in asset yields was primarily a result of the increase in average earning assets coupled with the loan portfolio yield decrease from 4.01 percent for the six months ended June 30, 2021 to 3.93 percent for the same period in 2022, resulting in a decline of 8 bps. PPP fee income declined from $15.7 million during the six months ended June 30, 2021 to $2.4 million during the six months ended June 30, 2022, which is included in interest income. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $4.1 million, which accounted for 5 basis points of net interest margin in the six months ended June 30, 2022. Comparatively, the Corporation recognized $4.3 million of accretion income for the six months ended June 30, 2021, or 7 basis points of net interest margin. Additionally, investment securities that rolled off in 2021 and early 2022 were at higher yields than could be reinvested, resulting in a decline in the investment portfolio yield for the six month ended June 30, 2021 of 2.64 percent to a yield of 2.59 percent for the same period in 2022.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest costs decreased 1 basis points, and mitigated the 9 bps decrease in asset yields, resulting in a 8 basis point FTE decrease in net interest spread as compared to the same period in 2021. Interest-bearing deposits and borrowing costs for the six months ended June 30, 2022 were 0.24 percent and 1.94 percent, respectively, compared to 0.25 percent and 1.93 percent, respectively, during the same period in 2021.

Net interest margin, on a tax equivalent basis, decreased 7 basis points to 3.16 percent for the six months ended June 30, 2022 compared to 3.23 percent for the same period in 2021.

Details regarding the Level One acquisition are discussed in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and six months ended June 30, 2022, and 2021.

(Dollars in Thousands)	Three Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$329,626	$610	0.74%	$545,752	$129	0.09%
Federal Home Loan Bank stock	38,111	175	1.84	28,736	88	1.22
Investment Securities: (1)
Taxable	2,189,193	10,372	1.90	1,732,367	7,440	1.72
Tax-Exempt (2)	2,703,629	21,788	3.22	1,969,577	16,546	3.36
Total Investment Securities	4,892,822	32,160	2.63	3,701,944	23,986	2.59
Loans held for sale	28,491	315	4.42	25,039	237	3.79
Loans: (3)
Commercial	8,134,050	85,867	4.22	6,953,227	70,886	4.08
Real Estate Mortgage	1,458,317	12,657	3.47	912,662	9,488	4.16
Installment	772,610	7,948	4.11	659,515	6,391	3.88
Tax-Exempt (2)	781,720	7,582	3.88	732,081	7,019	3.84
Total Loans	11,175,188	114,369	4.09	9,282,524	94,021	4.05
Total Earning Assets	16,435,747	147,314	3.58%	13,558,956	118,224	3.49%
Total Non-Earning Assets	1,342,474			1,199,641
Total Assets	$17,778,221			$14,758,597
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,372,474	$4,569	0.34%	$4,745,181	$3,560	0.30%
Money market deposits	3,024,560	2,130	0.28	2,337,143	796	0.14
Savings deposits	1,966,054	916	0.19	1,740,233	462	0.11
Certificates and other time deposits	948,799	870	0.37	812,370	1,005	0.49
Total Interest-bearing Deposits	11,311,887	8,485	0.30	9,634,927	5,823	0.24
Borrowings	818,851	4,000	1.95	644,702	3,188	1.98
Total Interest-bearing Liabilities	12,130,738	12,485	0.41	10,279,629	9,011	0.35
Noninterest-bearing deposits	3,497,641			2,490,226
Other liabilities	128,719			142,705
Total Liabilities	15,757,098			12,912,560
Stockholders' Equity	2,021,123			1,846,037
Total Liabilities and Stockholders' Equity	$17,778,221	12,485		$14,758,597	9,011
Net Interest Income (FTE)		$134,829			$109,213
Net Interest Spread (FTE) (4)			3.17%			3.14%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.58%			3.49%
Interest Expense / Average Earning Assets			0.30%			0.27%
Net Interest Margin (FTE) (5)			3.28%			3.22%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2022 and 2021. These totals equal $6,168 and $4,949 for the three months ended June 30, 2022 and 2021, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$406,698	$840	0.41%	$493,791	$243	0.10%
Federal Home Loan Bank stock	33,040	321	1.94	28,736	266	1.85
Investment Securities: (1)
Taxable	2,074,074	18,882	1.82	1,613,847	14,135	1.75
Tax-Exempt (2)	2,620,593	41,882	3.20	1,896,643	32,223	3.40
Total Investment Securities	4,694,667	60,764	2.59	3,510,490	46,358	2.64
Loans held for sale	18,181	355	3.91	20,572	393	3.82
Loans: (3)
Commercial	7,504,740	150,545	4.01	6,915,234	140,060	4.05
Real Estate Mortgage	1,191,075	20,497	3.44	943,830	18,774	3.98
Installment	741,994	14,465	3.90	666,870	12,880	3.86
Tax-Exempt (2)	764,870	14,803	3.87	713,094	13,777	3.86
Total Loans	10,220,860	200,665	3.93	9,259,600	185,884	4.01
Total Earning Assets	15,355,265	262,590	3.42%	13,292,617	232,751	3.51%
Total Non-Earning Assets	1,272,539			1,210,470
Total Assets	$16,627,804			$14,503,087
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,200,923	$6,977	0.27%	$4,681,439	$7,269	0.31%
Money market deposits	2,770,904	3,002	0.22	2,212,425	1,631	0.15
Savings deposits	1,917,005	1,357	0.14	1,700,601	938	0.11
Certificates and other time deposits	813,482	1,443	0.35	835,722	2,185	0.52
Total Interest-bearing Deposits	10,702,314	12,779	0.24	9,430,187	12,023	0.25
Borrowings	718,270	6,966	1.94	659,826	6,376	1.93
Total Interest-bearing Liabilities	11,420,584	19,745	0.35	10,090,013	18,399	0.36
Noninterest-bearing deposits	3,116,797			2,417,888
Other liabilities	133,891			151,936
Total Liabilities	14,671,272			12,659,837
Stockholders' Equity	1,956,532			1,843,250
Total Liabilities and Stockholders' Equity	$16,627,804	19,745		$14,503,087	18,399
Net Interest Income (FTE)		$242,845			$214,352
Net Interest Spread (FTE) (4)			3.07%			3.15%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.42%			3.51%
Interest Expense / Average Earning Assets			0.26%			0.28%
Net Interest Margin (FTE) (5)			3.16%			3.23%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2022 and 2021. These totals equal $11,904 and $9,660 for the six months ended June 30, 2022 and 2021, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income totaled $28.3 million for the second quarter of 2022, a $2.6 million, or 8.4 percent, decrease from the second quarter of 2021. The decrease was primarily driven by a $5.1 million decrease in net gains and fees on sales of loans due to lower mortgage origination volume in the current quarter in addition to a $2.9 million gain on a $76.1 million portfolio mortgage loan sale in the second quarter of the prior year. Additionally, net realized gains on sales of available for sale securities decreased $1.7 million from the same period in 2021.

These decreases were partially offset by increases in other customer related line items totaling $4.0 million with the most significant increases in service charges on deposit accounts, card payment fees, and derivative hedge fees. On April 1, 2022, the Corporation acquired Level One, which contributed $1.4 million to the second quarter 2022 increase in other customer related line items. Details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

During the first six months of 2022, non-interest income totaled $54.2 million, a $0.8 million, or 1.5 percent, decrease when compared to the same period in 2021. The largest decrease was in net gains and fees on sales of loans of $6.9 million due to the decrease in mortgage origination volume in the first six months of 2022 in addition to the $2.9 million gain on the portfolio mortgage loan sale occurring in the second quarter of the prior year. Additionally, net realized gains on sales of available for sale securities decreased $2.9 million in the first six months of 2022 from the same period in 2021.

These decreases were mostly offset by increases in other customer related line items totaling $8.1 million with the most significant increases in service charges on deposit accounts, card payment fees, derivative hedge fees, and fiduciary and wealth management fees. As noted above, the addition of Level One added $1.4 million to these line items with the remainder of the growth being organic.
NON-INTEREST EXPENSE

Non-interest expense totaled $97.3 million for the second quarter of 2022, a $28.0 million, or 40.4 percent, increase from the second quarter of 2021. The most significant factor contributing to the increase was the acquisition of Level One, as the Corporation recorded $12.5 million of acquisition-related expenses, of which $10.0 million were one-time charges, $7.0 million in professional and other outside services and $3.0 million were reflected in salaries and benefits. The one-time expenses were primarily employee retention bonuses and severance, contract termination charges, core system conversion expenses and transaction advisory services. Details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q. In addition to the acquisition-related expenses, Level One operations, after the acquisition, resulted in non-interest expense of $6.5 million, of which $3.9 million was in salaries and employee benefits. Additionally, other expenses for the Corporation increased $1.8 million and were driven by increased customer related travel and entertainment expenses, higher mortgage servicing rights amortization and increased customer related contingent losses. Finally, FDIC assessments have increased $1.5 million when compared to the first quarter of 2021 as a result of the balance sheet growth resulting from the Level One acquisition as well as organic growth.

During the first six months of 2022, non-interest expense totaled $169.6 million, a $34.2 million, or 25.3 percent, increase when compared to the same period in 2021. Acquisition costs for Level One recorded by the Corporation in the first six months of 2022 totaled $12.7 million, of which $10.0 million were one-time charges, $7.0 million in professional and other outside services and $3.0 million reflected in salaries and benefits. Additionally, $6.5 million of post-acquisition non-interest expense related to Level One operations were recorded during the period, of which $3.9 million was in salaries and employee benefits. In addition to the salary and benefits expense increases related to the acquisition of Level One, merit increases and incentive expenses contributed to the overall $17.3 million increase in salaries and benefits for the six months ending June 30, 2022. Increases in other expenses of $3.7 million in the first six months of 2022, over the comparable period in 2021, were driven by increased customer related travel and entertainment expenses, higher customer related contingent losses, and increased mortgage servicing rights amortization. Finally, as the Bank continues to grow both organically and via acquisition, FDIC assessments have increased $2.3 million when compared to the first six months of 2021.

INCOME TAXES

Income tax expense for the second quarter of 2022 was $3.9 million on pre-tax income of $42.9 million.  For the same period in 2021, income tax expense was $10.3 million on pre-tax income of $65.9 million. The effective income tax rates for the second quarter of 2022 and 2021 were 9.0 percent and 15.6 percent, respectively.

Income tax expense for the six months ended June 30, 2022 was $11.1 million on pre-tax income of $98.7 million.  For the same period in 2021, income tax expense was $19.2 million on pre-tax income of $124.3 million. The effective income tax rates for the six months ended June 30, 2022 and 2021 were 11.3 percent and 15.5 percent, respectively.

The lower effective income tax rate during the three and six months ended June 30, 2022 when compared to the same periods in 2021 was primarily the result of an increase in tax-exempt interest income.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Stockholders' Equity - CECL Adjustment
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

Preferred Stock
As part of the Level One acquisition, each outstanding share of 7.5 percent non-cumulative perpetual preferred stock, Series B, of Level One was converted into the right to receive one share of a newly created 7.5 percent non-cumulative perpetual preferred stock, Series A, of First Merchants with a liquidation preference of $2,500 per share. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation issued 10,000 shares of Series A preferred stock at the acquisition date resulting in $25.0 million of outstanding preferred stock at June 30, 2022. During the three and six months ended, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) equal to $469,000. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. During the three and six months ended June 30, 2022 and 2021, the Corporation did not repurchase any shares of its common stock pursuant to the repurchase program. As of June 30, 2022, the Corporation had approximately 2.7 million shares at an aggregate value of $74.5 million available to repurchase under the program.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2022, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of June 30, 2022 and December 31, 2021 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,772,394	12.73%	$1,461,489	10.50%	N/A	N/A
First Merchants Bank	1,712,368	12.29	1,462,889	10.50	$1,393,227	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,454,261	10.45%	$1,183,110	8.50%	N/A	N/A
First Merchants Bank	1,537,145	11.03	1,184,243	8.50	$1,114,582	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,429,261	10.27%	$974,326	7.00%	N/A	N/A
First Merchants Bank	1,537,145	11.03	975,259	7.00	$905,598	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,454,261	8.53%	$682,256	4.00%	N/A	N/A
First Merchants Bank	1,537,145	9.02	681,981	4.00	$852,476	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,582,481	13.92%	$1,193,840	10.50%	N/A	N/A
First Merchants Bank	1,453,358	12.74	1,197,515	10.50	$1,140,490	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,374,240	12.09%	$966,442	8.50%	N/A	N/A
First Merchants Bank	1,309,685	11.48	969,417	8.50	$912,392	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,327,634	11.68%	$795,893	7.00%	N/A	N/A
First Merchants Bank	1,309,685	11.48	798,343	7.00	$741,319	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,374,240	9.30%	$590,758	4.00%	N/A	N/A
First Merchants Bank	1,309,685	8.88	589,994	4.00	$737,493	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At June 30, 2022 and December 31, 2021, risk-weighted assets included $32.9 million and $106.6 million, respectively, of PPP loans at a zero risk weight.

Management believes that all of the capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of Tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially Tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in Tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total common stockholders’ equity and qualifying non-cumulative perpetual preferred stock, less non-qualifying intangible assets and unrealized net securities gains or losses.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of GAAP measures to regulatory measures (non-GAAP) are detailed in the following table for the periods indicated.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,977,641	$2,061,414	$1,912,571	$1,896,393
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	198,556	196,530	(55,113)	(57,352)
Less: Preferred Stock	(25,125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	25,000	—	46,606	—
Less: Disallowed Goodwill and Intangible Assets	(743,285)	(742,837)	(564,002)	(563,554)
Add: Modified CECL Transition Amount	23,028	23,028	34,542	34,542
Less: Disallowed Deferred Tax Assets	(1,554)	(865)	(239)	(219)
Total Tier 1 Capital (Regulatory)	1,454,261	1,537,145	1,374,240	1,309,685
Qualifying Subordinated Debentures	143,074	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	175,059	175,223	143,241	143,673
Total Risk-Based Capital (Regulatory)	$1,772,394	$1,712,368	$1,582,481	$1,453,358

Net Risk-Weighted Assets (Regulatory)	$13,918,947	$13,932,274	$11,369,907	$11,404,902
Average Assets (Regulatory)	$17,056,410	$17,049,526	$14,768,956	$14,749,855

Total Risk-Based Capital Ratio (Regulatory)	12.73%	12.29%	13.92%	12.74%
Tier 1 Capital to Risk-Weighted Assets	10.45%	11.03%	12.09%	11.48%
Tier 1 Capital to Average Assets	8.53%	9.02%	9.30%	8.88%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,454,261	$1,537,145	$1,374,240	$1,309,685
Less: Qualified Capital Securities	(25,000)	—	(46,606)	—
CET1 Capital (Regulatory)	$1,429,261	$1,537,145	$1,327,634	$1,309,685

Net Risk-Weighted Assets (Regulatory)	$13,918,947	$13,932,274	$11,369,907	$11,404,902
CET1 Capital Ratio (Regulatory)	10.27%	11.03%	11.68%	11.48%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

Additionally, management believes the following tables are also meaningful when considering performance measures of the Corporation. Non-GAAP financial measures such as tangible common equity to tangible assets, return on average tangible capital and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our stockholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the
Corporation’s financial position without regard to the effects of intangible assets and preferred stock. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's tangible common equity to tangible assets ratio was 7.04 percent at June 30, 2022, and 9.01 percent at December 31, 2021. The decrease in tangible common equity and tangible assets is primarily due to the decline in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2021, the available for sale portfolio had a net unrealized gain of $75.9 million compared to a net unrealized loss of $246.1 million at June 30 2022. This decline in value is due to interest rate changes and not due to credit quality. The following table reconciles tangible equity to tangible assets and tangible book value per common share to traditional GAAP measures at June 30, 2022 and December 31, 2021.

	Tangible Common Equity to Tangible Assets (non-GAAP)
(Dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Total Stockholders' Equity (GAAP)	$1,977,641	$1,912,571
Less: Preferred stock (GAAP)	(25,125)	(125)
Less: Intangible assets (GAAP)	(753,649)	(570,860)
Tangible common equity (non-GAAP)	$1,198,867	$1,341,586
Total assets (GAAP)	$17,780,492	$15,453,149
Less: Intangible assets (GAAP)	(753,649)	(570,860)
Tangible assets (non-GAAP)	$17,026,843	$14,882,289
Stockholders' Equity to Assets (GAAP)	11.12%	12.38%
Tangible common equity to tangible assets (non-GAAP)	7.04%	9.01%

Tangible common equity (non-GAAP)	$1,198,867	$1,341,586
Plus: Tax benefit of intangibles (non-GAAP)	8,692	4,875
Tangible common equity, net of tax (non-GAAP)	$1,207,559	$1,346,461
Common Stock outstanding	59,060	53,410
Book Value (GAAP)	$33.06	$35.81
Tangible book value - common (non-GAAP)	$20.45	$25.21

The following table details and reconciles tangible earnings per share, return on tangible capital and tangible assets to traditional GAAP measures for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Average goodwill (GAAP)	$712,707	$546,793	$629,509	$545,364
Average other intangibles (GAAP)	41,913	27,921	33,427	28,172
Average deferred tax on CDI (GAAP)	(9,007)	(5,607)	(6,893)	(5,741)
Intangible adjustment (non-GAAP)	$745,613	$569,107	$656,043	$567,795
Average stockholders' equity (GAAP)	$2,021,123	$1,846,037	$1,956,532	$1,843,250
Average preferred stock (GAAP)	(25,125)	(125)	(12,625)	(125)
Intangible adjustment (non-GAAP)	(745,613)	(569,107)	(656,042)	(567,795)
Average tangible capital (non-GAAP)	$1,250,385	$1,276,805	$1,287,865	$1,275,330
Average assets (GAAP)	$17,778,221	$14,758,597	$16,627,804	$14,503,087
Intangible adjustment (non-GAAP)	(745,613)	(569,107)	(656,043)	(567,795)
Average tangible assets (non-GAAP)	$17,032,608	$14,189,490	$15,971,761	$13,935,292
Net income available to common stockholders (GAAP)	$38,522	$55,559	$87,108	$105,028
CDI amortization, net of tax (GAAP)	1,819	1,156	2,898	2,228
Preferred stock dividend	469	—	469	—
Tangible net income available to common stockholders (non-GAAP)	$40,810	$56,715	$90,475	$107,256
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.63	$1.03	$1.54	$1.94
Diluted tangible net income available to common stockholders (non-GAAP)	$0.69	$1.05	$1.60	$1.98
Ratios:
Return on average GAAP capital (ROE)	7.62%	12.04%	8.90%	11.40%
Return on average tangible capital	12.91%	17.77%	13.98%	16.82%
Return on average assets (ROA)	0.88%	1.51%	1.05%	1.45%
Return on average tangible assets	0.96%	1.60%	1.13%	1.54%
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

At June 30, 2022, non-performing loans totaled $46.2 million, an increase of $2.8 million from December 31, 2021. Non-accrual loans totaled $46.0 million at June 30, 2022, an increase of $2.9 million from December 31, 2021. The Level One acquisition resulted in additional non-accruals of $9.4 million as of acquisition date.

Other real estate owned and repossessions, totaling $6.5 million at June 30, 2022, increased $6.0 million from December 31, 2021. The increase is primarily related to a student housing property with a carrying value of $5.8 million. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Non-Performing Assets:
Non-accrual loans	$45,970	$43,062
Renegotiated loans	233	329
Non-performing loans (NPL)	46,203	43,391
OREO and Repossessions	6,521	558
Non-performing assets (NPA)	52,724	43,949
Loans 90-days or more delinquent and still accruing	592	963
NPAs and loans 90-days or more delinquent	$53,316	$44,912

The non-accrual balances in the table above include troubled debt restructures totaling $12.5 million and $13.7 million as of June 30, 2022 and December 31, 2021, respectively. The total balance for both periods is primarily related to one loan that became a troubled debt restructure in 2021 and had a balance of $11.6 million as of June 30, 2022.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$7,503	$8,273
Agricultural land, production and other loans to farmers	57	631
Real estate loans:
Construction	108	885
Commercial real estate, non-owner occupied	25,039	23,125
Commercial real estate, owner occupied	5,418	432
Residential	12,751	9,723
Home equity	2,421	1,840
Individuals' loans for household and other personal expenditures	19	3
Non-performing assets and loans 90-days or more delinquent:	$53,316	$44,912

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CARES Act, as amended by the 2021 CAA, allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. At June 30, 2022, the Corporation did not have any outstanding COVID modifications, compared to $40.3 million on 33 loans at June 30, 2021.

Provision and Allowance for Credit Losses on Loans

The Corporation adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2021. CECL replaces the previous "incurred loss" model with an "expected loss" model of measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. Additional details of the Corporation's CECL methodology and allowance calculation are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

The Corporation’s total loan balance increased $2.2 billion from December 31, 2021 to $11.4 billion at June 30, 2022. The acquisition of Level One added $1.6 billion to the total loan balance. PPP loans accounted for $32.9 million of the total loan balance at June 30, 2022 and $106.6 million at December 31, 2021. At June 30, 2022, the allowance for credit losses totaled $226.3 million, which represents an increase of $30.9 million from December 31, 2021. The acquisition of Level One added $16.6 million in allowance for credit losses on PCD loans and an additional $14.0 million in provision for credit losses on non-PCD loans. The allowance was offset by $324,000 in net recoveries for the six months ended June 30, 2022. As a percentage of loans, the allowance for credit losses was 1.98 percent at June 30, 2022 compared to 2.11 percent at December 31, 2021.

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

There was $16.8 million in provision for credit losses for the three and six months ended June 30, 2022 and no provision for the three and six months ended June 30, 2021. The provision is primarily attributed to the acquisition of Level One. Net charge offs totaling $263,000 and net recoveries of $324,000, respectively, were recognized for the three and six months ended June 30, 2022. Net charge offs totaling $1.3 million and $4.9 million, respectively, were recognized for the three and six months ended June 30, 2021. For the three months ended June 30, 2022, there were no individual charge-offs or recoveries greater than $500,000. For the six months ended June 30, 2022, there were no individual charge offs greater than $500,000. There was one individual recovery greater than $500,000, totaling $692,000 for the six months ended June, 30, 2022. For the three months ended June 30, 2021, there was one individual charge-off greater than $500,000 that totaled $515,000. For the six months ended June 30, 2021, there were three individual charge-offs greater than $500,000 that totaled $4.3 million. For both the three and six months ended June 30, 2021, there were no individual recoveries that were greater than $500,000. The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2022 and 2021 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30
(Dollars in Thousands)	2022	2021	2022	2021
Net charge-offs (recoveries):
Commercial and industrial loans	$142	$120	$14	$604
Agricultural land, production and other loans to farmers	(1)	23	(4)	24
Real estate loans:
Construction	—	(1)	—	1
Commercial real estate, non-owner occupied	(17)	984	103	3,495
Commercial real estate, owner occupied	(184)	18	(889)	656
Residential	(23)	(71)	22	1
Home equity	38	208	(29)	43
Individuals' loans for household and other personal expenditures	308	26	459	104
Total net charge-offs (recoveries)	$263	$1,307	$(324)	$4,928

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.3 billion at June 30, 2022, a decrease of $48.2 million, or 2.1 percent, from December 31, 2021.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $5.6 million at June 30, 2022. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At June 30, 2022, total borrowings from the FHLB were $598.9 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2022 was $420.1 million.

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

The following table presents the Corporation's material cash requirements from known contractual and other obligations at June 30, 2022:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$13,661,769	$—	$13,661,769
Certificates and other time deposits	733,526	175,574	909,100
Securities sold under repurchase agreements	186,468	—	186,468
Federal Home Loan Bank advances	375,097	223,768	598,865
Federal Funds Purchased	100,000	—	100,000
Subordinated debentures and term loans	1,213	150,086	151,299
Total	$15,058,073	$549,428	$15,607,501

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

Summarized credit-related financial instruments at June 30, 2022 are as follows:

(Dollars in Thousands)	June 30, 2022
Amounts of commitments:
Loan commitments to extend credit	$4,534,577
Standby and commercial letters of credit	38,712
$4,573,289

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2022, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2022 and December 31, 2021, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2022 and December 31, 2021. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2022	December 31, 2021
Rising 200 basis points from base case	1.2%	1.4%
Falling 100 basis points from base case	(4.9)%	(0.9)%

EARNING ASSETS

The following table presents the earning asset mix as of June 30, 2022 and December 31, 2021. Earning assets increased by $1.9 billion during the six months ended June 30, 2022. The April 1, 2022 acquisition of Level One contributed to increases in several categories. Additional details of the Level One acquisition can be found in NOTE 2. ACQUISITIONS, of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Interest bearing deposits decreased $337.5 million from December 31, 2021 to June 30, 2022 as excess liquidity was used to purchase investment securities and fund loan growth.

Total investment securities increased $105.7 million from December 31, 2021. The Corporation purchased investment securities by utilizing excess cash during the quarter. The increase from purchases was offset by a change from a net unrealized gain of $75.9 million at December 31, 2021 to a net unrealized loss of $246.1 million as of June 30, 2022 on the available for sale portfolio. The change to a net unrealized loss position was primarily due the changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's total loan portfolio increased $2.2 billion from December 31, 2021. As of June 30, 2022, the Corporation's PPP loan portfolio, which included PPP loans from Level One, were primarily in the commercial and industrial loans class and totaled $32.9 million, a decrease of $117.1 million from the December 31, 2021 balance of $106.6 million plus the additional $43.5 million from Level One. Excluding the decline in PPP loans and the effect of Level One's acquired loans at acquisition date, the Corporation experienced organic loan growth of $633.3 million, or 13.8 percent on an annualized basis since December 31, 2021. The loan classes that experienced the largest increases from December 31, 2021 were residential real estate, commercial and industrial loans, commercial real estate (non-owner occupied), commercial real estate (owner occupied) and construction real estate. Agricultural land, production and other loans to farmers was the only loan class that experienced a decrease from December 31, 2021. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Federal Home Loan Bank Stock increased $9.4 million from December 31,2021. The Level One acquisition contributed $11.7 million to the increase which was decreased by the Corporation repurchase of excess stock of $2.3 million.

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Interest-bearing deposits	$136,702	$474,154
Investment securities available for sale	2,296,351	2,344,551
Investment securities held to maturity, net of allowance for credit losses of $245,000 and $245,000	2,333,679	2,179,802
Loans held for sale	9,060	11,187
Loans	11,397,417	9,241,861
Federal Home Loan Bank stock	38,111	28,736
Total	$16,211,320	$14,280,291

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April, 2022	188	$42.32	—	2,686,898
May, 2022	—	$—	—	2,686,898
June, 2022	—	$—	—	2,686,898
Total	188		—

(1) During the three months ended June 30, 2022, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The share repurchases in April 2022 represent shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards.

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

2.1
Agreement and Plan of Merger between First Merchants Corporation and Level One Bancorp, Inc., dated as of November 4, 2021 (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on November 4, 2021) (SEC No. 000-17071)

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on March 24, 2022) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation effective as of June 22, 2022 (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on June 23, 2022) (SEC No. 001-41342)
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

First Merchants Corporation
(Registrant)

August 9, 2022	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

August 9, 2022	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)