Form 10-Q
period 2022-09-30
FIRST MERCHANTS CORP
filed 2022-11-09
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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

As of November 3, 2022, there were 59,562,630 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$119,532	$167,146
Interest-bearing deposits	179,593	474,154
Investment securities available for sale	1,983,972	2,344,551
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,867,088 and $2,202,503)	2,310,796	2,179,802
Loans held for sale	25,394	11,187
Loans	11,650,002	9,241,861
Less: Allowance for credit losses - loans	(226,702)	(195,397)
Net loans	11,423,300	9,046,464
Premises and equipment	116,306	105,655
Federal Home Loan Bank stock	38,056	28,736
Interest receivable	71,605	57,187
Goodwill	712,568	545,385
Other intangibles	38,145	25,475
Cash surrender value of life insurance	306,932	291,041
Other real estate owned	6,454	558
Tax asset, deferred and receivable	142,110	35,641
Other assets	244,222	140,167
TOTAL ASSETS	$17,718,985	$15,453,149
LIABILITIES
Deposits:
Noninterest-bearing	$3,356,651	$2,709,646
Interest-bearing	11,078,174	10,022,931
Total Deposits	14,434,825	12,732,577
Borrowings:
Federal funds purchased	185,000	—
Securities sold under repurchase agreements	194,482	181,577
Federal Home Loan Bank advances	643,769	334,055
Subordinated debentures and other borrowings	151,301	118,618
Total Borrowings	1,174,552	634,250
Interest payable	4,971	2,762
Other liabilities	197,971	170,989
Total Liabilities	15,812,319	13,540,578
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	—
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 59,145,414 and 53,410,411 shares	7,393	6,676
Additional paid-in capital	1,226,695	985,818
Retained earnings	961,542	864,839
Accumulated other comprehensive income (loss)	(314,089)	55,113
Total Stockholders' Equity	1,906,666	1,912,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,718,985	$15,453,149

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans receivable:
Taxable	$128,504	$85,319	$314,366	$257,426
Tax exempt	6,500	5,591	18,194	16,475
Investment securities:
Taxable	10,055	7,788	28,937	21,923
Tax exempt	17,261	14,464	50,348	39,920
Deposits with financial institutions	704	218	1,544	461
Federal Home Loan Bank stock	314	168	635	434
Total Interest Income	163,338	113,548	414,024	336,639
INTEREST EXPENSE
Deposits	16,644	5,707	29,423	17,730
Federal funds purchased	418	—	494	4
Securities sold under repurchase agreements	372	77	595	239
Federal Home Loan Bank advances	3,493	1,389	6,485	4,283
Subordinated debentures and other borrowings	2,105	1,660	5,780	4,976
Total Interest Expense	23,032	8,833	42,777	27,232
NET INTEREST INCOME	140,306	104,715	371,247	309,407
Provision for credit losses	—	—	16,755	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	140,306	104,715	354,492	309,407
NON-INTEREST INCOME
Service charges on deposit accounts	7,165	6,249	21,274	17,109
Fiduciary and wealth management fees	7,221	7,352	22,187	21,284
Card payment fees	4,776	4,156	15,674	12,682
Net gains and fees on sales of loans	2,543	3,955	7,968	16,266
Derivative hedge fees	700	1,028	3,062	2,288
Other customer fees	501	393	1,573	1,129
Increase in cash surrender value of life insurance	1,376	1,198	3,831	3,592
Gains on life insurance benefits	5,279	1,270	5,828	1,417
Net realized gains on sales of available for sale securities	481	1,756	1,137	5,316
Other income (loss)	(425)	1,144	1,257	2,393
Total Non-Interest Income	29,617	28,501	83,791	83,476
NON-INTEREST EXPENSES
Salaries and employee benefits	56,002	43,314	154,562	124,563
Net occupancy	6,738	5,576	19,573	17,682
Equipment	5,997	4,529	17,797	14,407
Marketing	2,401	1,676	4,551	3,922
Outside data processing fees	6,827	4,794	16,071	13,736
Printing and office supplies	472	265	1,198	861
Intangible asset amortization	2,303	1,463	5,972	4,284
FDIC assessments	2,824	1,552	7,940	4,381
Other real estate owned and foreclosure expenses	328	(91)	626	821
Professional and other outside services	4,461	2,767	17,681	8,286
Other expenses	8,025	5,539	20,045	13,834
Total Non-Interest Expenses	96,378	71,384	266,016	206,777
INCOME BEFORE INCOME TAX	73,545	61,832	172,267	186,106
Income tax expense	9,793	9,062	20,938	28,308
NET INCOME	63,752	52,770	151,329	157,798
Preferred stock dividends	469	—	938	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$63,283	$52,770	$150,391	$157,798
Per Share Data:
Basic Net Income Available to Common Stockholders	$1.08	$0.98	$2.63	$2.93
Diluted Net Income Available to Common Stockholders	$1.08	$0.98	$2.62	$2.92
Cash Dividends Paid	$0.32	$0.29	$0.93	$0.84
Average Diluted Common Shares Outstanding (in thousands)	59,339	53,960	57,468	54,093

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$63,752	$52,770	$151,329	$157,798
Other comprehensive income/( loss):
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain/(loss) arising during the period	(145,935)	(24,048)	(467,210)	(39,721)
Reclassification adjustment for losses/(gains) included in net income	(481)	(1,756)	(1,137)	(5,316)
Tax effect	30,747	5,419	98,353	9,458
Net of tax	(115,669)	(20,385)	(369,994)	(35,579)

Unrealized gain/(loss) on cash flow hedges:
Unrealized holding gain/(loss) arising during the period	94	(20)	507	22
Reclassification adjustment for losses/(gains) included in net income	78	266	496	779
Tax effect	(36)	(52)	(211)	(169)
Net of tax	136	194	792	632
Total other comprehensive income/(loss), net of tax	(115,533)	(20,191)	(369,202)	(34,947)
Comprehensive income/(loss)	$(51,781)	$32,579	$(217,873)	$122,851

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2022	125	$125	10,000	$25,000	59,059,866	$7,383	$1,226,378	$917,311	$(198,556)	$1,977,641
Comprehensive loss:
Net income	—	—	—	—	—	—	—	63,752	—	63,752
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(115,533)	(115,533)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.32 per share)	—	—	—	—	—	—	—	(19,052)	—	(19,052)
Share-based compensation	—	—	—	—	105,409	13	1,173	—	—	1,186
Stock issued under employee benefit plans	—	—	—	—	6,017	1	202	—	—	203
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	12,769	2	526	—	—	528
Restricted shares withheld for taxes	—	—	—	—	(38,647)	(6)	(1,584)	—	—	(1,590)
Balances, September 30, 2022	125	$125	10,000	$25,000	59,145,414	$7,393	$1,226,695	$961,542	$(314,089)	$1,906,666

	Three Months Ended September 30, 2021
	Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balances, June 30, 2021	125	$125	53,972,386	$6,747	$1,009,182	$795,666	$60,080	$1,871,800
Comprehensive income::
Net income	—	—	—	—	—	52,770	—	52,770
Other comprehensive income, net of tax	—	—	—	—	—	—	(20,191)	(20,191)
Cash dividends on common stock ($0.29 per share)	—	—	—	—	—	(15,708)	—	(15,708)
Repurchases of common stock	—	—	(529,498)	(66)	(20,741)	—	—	(20,807)
Share-based compensation	—	—	89,600	11	1,206	—	—	1,217
Stock issued under employee benefit plans	—	—	3,892	1	138	—	—	139
Stock issued under dividend reinvestment and stock purchase plan	—	—	12,102	1	473	—	—	474
Restricted shares withheld for taxes	—	—	(37,737)	(5)	(1,599)	—	—	(1,604)
Balances, September 30, 2021	125	$125	53,510,745	$6,689	$988,659	$832,728	$39,889	$1,868,090

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY continued
(Unaudited)

	Nine Months Ended September 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2021	125	$125	—	$—	53,410,411	$6,676	$985,818	$864,839	$55,113	$1,912,571
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	151,329	—	151,329
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(369,202)	(369,202)
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.93 per share)	—	—	—	—	—	—	—	(53,688)	—	(53,688)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	112,443	14	3,416	—	—	3,430
Stock issued under employee benefit plans	—	—	—	—	15,072	2	518	—	—	520
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	37,693	5	1,531	—	—	1,536
Stock options exercised	—	—	—	—	20,095	3	333	—	—	336
Restricted shares withheld for taxes	—	—	—	—	(39,262)	(6)	(1,611)	—	—	(1,617)
Balances, September 30, 2022	125	$125	10,000	$25,000	59,145,414	$7,393	$1,226,695	$961,542	$(314,089)	$1,906,666

	Nine Months Ended September 30, 2021
	Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2020	125	$125	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption	—	—	—	—	—	(68,040)	—	(68,040)
Balances, January 1, 2021	125	$125	53,922,359	$6,740	$1,005,366	$720,538	$74,836	1,807,605
Comprehensive income (loss):
Net income	—	—	—	—	—	157,798	—	157,798
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34,947)	(34,947)
Cash dividends on common stock ($0.84 per share)	—	—	—	—	—	(45,608)	—	(45,608)
Repurchase of common stock	—	—	(529,498)	(66)	(20,741)	—	—	(20,807)
Share-based compensation	—	—	94,260	12	3,603	—	—	3,615
Stock issued under employee benefit plans	—	—	12,006	2	443	—	—	445
Stock issued under dividend reinvestment and stock purchase plan	—	—	32,322	4	1,401	—	—	1,405
Stock options exercised	—	—	17,300	2	196	—	—	198
Restricted shares withheld for taxes	—	—	(38,004)	(5)	(1,609)	—	—	(1,614)
Balances, September 30, 2021	125	$125	53,510,745	$6,689	$988,659	$832,728	$39,889	$1,868,090

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flow From Operating Activities:
Net income	$151,329	$157,798
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,755	—
Depreciation and amortization	8,802	8,087
Change in deferred taxes	2,676	(703)
Share-based compensation	3,430	3,615
Loans originated for sale	(178,972)	(410,858)
Proceeds from sales of loans held for sale	176,567	422,555
Gains on sales of loans held for sale	(3,851)	(13,721)
Gains on sales of securities available for sale	(1,137)	(5,316)
Increase in cash surrender of life insurance	(3,831)	(3,592)
Gains on life insurance benefits	(5,828)	(1,417)
Change in interest receivable	(7,230)	869
Change in interest payable	1,144	449
Other adjustments	(15,170)	3,761
Net cash provided by operating activities	144,684	161,527
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	294,561	22,858
Purchases of:
Securities available for sale	(450,168)	(807,833)
Securities held to maturity	(288,094)	(1,017,274)
Proceeds from sales of securities available for sale	524,688	157,776
Proceeds from maturities of:
Securities available for sale	181,997	216,135
Securities held to maturity	127,582	170,937
Change in Federal Home Loan Bank stock	2,368	—
Net change in loans	(803,746)	126,523
Net cash and cash equivalents received (paid) in acquisition	137,780	(2,933)
Proceeds from the sale of other real estate owned	495	678
Proceeds from life insurance benefits	23,911	5,929
Proceeds from mortgage portfolio loan sale	—	76,067
Other adjustments	(9,003)	(8,121)
Net cash used in investing activities	(257,629)	(1,059,258)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(29,993)	1,136,017
Certificates of deposit and other time deposits	(198,549)	(148,938)
Borrowings	913,330	45,482
Repayment of borrowings	(567,223)	(94,098)
Cash dividends on preferred stock	(938)	—
Cash dividends on common stock	(53,688)	(45,608)
Stock issued under employee benefit plans	520	445
Stock issued under dividend reinvestment and stock purchase plans	1,536	1,405
Stock options exercised	336	198
Repurchase of common stock	—	(20,807)
Net cash provided by financing activities	65,331	874,096
Net Change in Cash and Cash Equivalents	(47,614)	(23,635)
Cash and Cash Equivalents, January 1	167,146	192,896
Cash and Cash Equivalents, September 30	$119,532	$169,261
Additional cash flow information:
Interest paid	$40,568	$26,783
Income tax paid	12,102	23,396
Loans transferred to other real estate owned	6,418	292
Fixed assets transferred to other real estate owned	1,398	6,282
Non-cash investing activities using trade date accounting	41,106	67,811
ROU assets obtained in exchange for new operating lease liabilities	9,081	2,591
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$2,510,576	$4,041
Cash paid in acquisition	(79,324)	(3,225)
Less: Common stock issued	237,389	—
Less: Preferred stock issued	25,000	—
Liabilities assumed	$2,168,863	$816
See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2021, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

The Corporation did not adopt any new accounting pronouncements during the first nine months of 2022. The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

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

Fair Value
Cash and due from banks	$217,104
Investment securities	370,658
Loans held for sale	7,951
Loans	1,626,857
Allowance for credit losses - loans	(16,599)
Premises and equipment	11,848
Federal Home Loan Bank stock	11,688
Interest receivable	7,188
Cash surrender value of life insurance	30,143
Tax asset, deferred and receivable	16,223
Other assets	41,690
Deposits	(1,930,790)
Securities sold under repurchase agreements	(1,521)
Federal Home Loan Bank advances	(160,043)
Subordinated debentures	(32,631)
Interest payable	(1,065)
Other liabilities	(42,813)
Net tangible assets acquired	155,888
Other intangibles	18,642
Goodwill	167,183
Purchase price	$341,713

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

Pro Forma Financial Information

The results of operations of Level One have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the three and nine months ended September 30, 2022 and the annual period ended December 31, 2021 as if the Level One acquisition occurred as of the beginning of the periods presented. Pro forma financial information of the Hoosier acquisition is not included in the table below as it is deemed immaterial.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total revenue (net interest income plus other income)	$169,923	$476,074
Net income	$63,752	$148,280
Net income available to common stockholders	$63,283	$146,873
Earnings per common share:
Basic	$1.08	$2.49
Diluted	$1.08	$2.48

2021
Total revenue (net interest income plus other income)	$621,946
Net income	$237,031
Net income available to common stockholders	$235,156
Earnings per common share:
Basic	$3.96
Diluted	$3.95

The pro forma information includes adjustments for interest income on loans and investment securities, interest expense on deposits and borrowings, premises expense for the banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information for the three months ended September 30, 2022 includes operating revenue of $18.3 million from Level One, and $2.6 million, net of tax, of acquisition-related expenses.

For the nine months ended September 30, 2022, the pro forma includes operating revenue of $38.7 million from Level One since the date of acquisition. Additionally, $12.2 million, net of tax, of acquisition-related expenses were included in the nine months ended September 30, 2022 proforma information.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of September 30, 2022 and December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2022
U.S. Treasury	$2,107	$—	$40	$2,067
U.S. Government-sponsored agency securities	121,907	—	16,141	105,766
State and municipal	1,611,859	93	266,996	1,344,956
U.S. Government-sponsored mortgage-backed securities	627,583	1	108,795	518,789
Corporate obligations	13,036	—	642	12,394
Total available for sale	$2,376,492	$94	$392,614	$1,983,972

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
U.S. Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of September 30, 2022 and December 31, 2021.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2022
U.S. Government-sponsored agency securities	$399,089	$—	$399,089	$—	$66,514	$332,575
State and municipal	1,114,312	245	1,114,067	113	256,834	857,591
U.S. Government-sponsored mortgage-backed securities	796,140	—	796,140	—	120,709	675,431
Foreign investment	1,500	—	1,500	—	9	1,491
Total held to maturity	$2,311,041	$245	$2,310,796	$113	$444,066	$1,867,088

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

Accrued interest on investment securities available for sale and held to maturity at September 30, 2022 and December 31, 2021 of $27.5 million and $26.8 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of September 30, 2022, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of September 30, 2022.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at September 30, 2022, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$101,372	$70,582	$171,954
Aa1	162,890	—	162,890
Aa2	185,511	—	185,511
Aa3	135,285	—	135,285
A1	131,413	—	131,413
A2	10,167	—	10,167
A3	10,115	—	10,115
Non-rated	377,559	1,126,147	1,503,706
Total	$1,114,312	$1,196,729	$2,311,041

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize, as of September 30, 2022 and December 31, 2021, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at September 30, 2022
U.S. Treasury	$2,067	$40	$—	$—	$2,067	$40
U.S. Government-sponsored agency securities	67,039	7,453	38,727	8,688	105,766	16,141
State and municipal	1,229,682	234,780	90,765	32,216	1,320,447	266,996
U.S. Government-sponsored mortgage-backed securities	206,559	23,141	312,109	85,654	518,668	108,795
Corporate obligations	12,363	642	—	—	12,363	642
Total investment securities available for sale	$1,517,710	$266,056	$441,601	$126,558	$1,959,311	$392,614

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2021
U.S. Treasury	$999	$1	$—	$—	$999	$1
U.S. Government-sponsored agency securities	68,524	1,545	—	—	68,524	1,545
State and municipal	138,187	894	505	4	138,692	898
U.S. Government-sponsored mortgage-backed securities	427,687	10,791	8,324	397	436,011	11,188
Corporate obligations	992	8	—	—	992	8
Total investment securities available for sale	$636,389	$13,239	$8,829	$401	$645,218	$13,640

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio for the periods indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at September 30, 2022
U.S. Treasury	$40	4
U.S. Government-sponsored agency securities	16,141	17
State and municipal	266,996	1074
U.S. Government-sponsored mortgage-backed securities	108,795	176
Corporate obligations	642	10
Total investment securities available for sale	$392,614	1,281

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2021
U.S. Treasury	$1	1
U.S. Government-sponsored agency securities	1,545	8
State and municipal	898	103
U.S. Government-sponsored mortgage-backed securities	11,188	48
Corporate obligations	8	1
Total investment securities available for sale	$13,640	161

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

	September 30, 2022	December 31, 2021
Investments available for sale reported at less than historical cost:
Historical cost	$2,351,925	$658,858
Fair value	1,959,311	645,218
Gross unrealized losses	$392,614	$13,640
Percent of the Corporation's investments available for sale	98.8%	27.5%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2022 and December 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2022
Due in one year or less	$4,646	$4,617	$6,428	$6,439
Due after one through five years	14,329	13,776	71,303	67,777
Due after five through ten years	176,931	161,885	156,564	139,284
Due after ten years	1,553,003	1,284,905	1,280,606	978,157
	1,748,909	1,465,183	1,514,901	1,191,657
U.S. Government-sponsored mortgage-backed securities	627,583	518,789	796,140	675,431
Total investment securities	$2,376,492	$1,983,972	$2,311,041	$1,867,088

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2021
Due in one year or less	$6,954	$6,965	$6,971	$6,995
Due after one through five years	5,097	5,309	30,272	31,946
Due after five through ten years	120,460	126,816	177,203	180,129
Due after ten years	1,464,460	1,537,856	1,215,812	1,231,568
	1,596,971	1,676,946	1,430,258	1,450,638
U.S. Government-sponsored mortgage-backed securities	671,684	667,605	749,789	751,865
Total investment securities	$2,268,655	$2,344,551	$2,180,047	$2,202,503

Securities with a carrying value of approximately $965.8 million and $873.2 million were pledged at September 30, 2022 and December 31, 2021, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $231.8 million at September 30, 2022 and $175.1 million at
December 31, 2021.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three and nine months ended September 30, 2022 and 2021 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and redemptions of investment securities available for sale:
Gross gains	$495	$1,915	$1,176	$5,814
Gross losses	14	159	39	498
Net gains on sales and redemptions of investment securities available for sale	$481	$1,756	$1,137	$5,316

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at September 30, 2022 and December 31, 2021, were $25.4 million and $11.2 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	September 30, 2022	December 31, 2021

Commercial and industrial loans	$3,330,529	$2,714,565
Agricultural land, production and other loans to farmers	221,954	246,442
Real estate loans:
Construction	828,923	523,066
Commercial real estate, non-owner occupied	2,299,272	2,135,459
Commercial real estate, owner occupied	1,268,567	986,720
Residential	1,990,668	1,159,127
Home equity	621,619	523,754
Individuals' loans for household and other personal expenditures	173,225	146,092
Public finance and other commercial loans	915,245	806,636
Loans	$11,650,002	$9,241,861

The Level One acquisition added $1.6 billion in loans at acquisition, which included $43.5 million of Paycheck Protection Program ("PPP") loans. Additional details of the Level One acquisition are included in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. As of September 30, 2022, the Corporation had $11.2 million of PPP loans compared to the December 31, 2021 balance of $106.6 million. Additional details of the PPP are included in The CARES Act and the Paycheck Protection Program sections of the "COVID-19 UPDATE AND RELATED LEGISLATIVE ACTION" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Commercial and industrial loan balances as of September 30, 2022 include PPP loans with an origination year of 2021 and 2020 of $11.1 million and $156,000, respectively. Commercial and industrial loan balances as of December 31, 2021 include PPP loans with an origination year of 2021 and 2020 of $100.3 million and $6.3 million, respectively.

	September 30, 2022
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2022	2021	2020	2019	2018	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$878,457	$614,161	$186,559	$125,026	$66,915	$47,867	$1,230,085	$5,314	$3,154,384
Special Mention	1,521	15,221	11,756	5,954	1,329	2,527	26,744	155	65,207
Substandard	10,491	28,753	6,232	10,870	4,446	1,602	47,844	69	110,307
Doubtful	—	202	—	—	370	—	59	—	631
Total Commercial and industrial loans	890,469	658,337	204,547	141,850	73,060	51,996	1,304,732	5,538	3,330,529
Agricultural land, production and other loans to farmers
Pass	34,381	39,191	37,456	17,772	4,587	32,159	54,567	—	220,113
Special Mention	286	—	107	—	201	362	—	—	956
Substandard	183	—	496	—	179	27	—	—	885
Total Agricultural land, production and other loans to farmers	34,850	39,191	38,059	17,772	4,967	32,548	54,567	—	221,954
Real estate loans:
Construction
Pass	294,576	298,393	174,152	20,314	878	4,146	18,111	—	810,570
Special Mention	10,278	5,596	—	—	—	—	—	—	15,874
Substandard	14	—	2,446	—	—	19	—	—	2,479
Total Construction	304,868	303,989	176,598	20,314	878	4,165	18,111	—	828,923
Commercial real estate, non-owner occupied
Pass	377,307	604,997	597,682	164,320	124,987	212,121	18,382	8,088	2,107,884
Special Mention	42,890	4,567	54,691	18,904	11,577	17,152	10	—	149,791
Substandard	16,289	10,617	8,340	—	4,146	2,205	—	—	41,597
Total Commercial real estate, non-owner occupied	436,486	620,181	660,713	183,224	140,710	231,478	18,392	8,088	2,299,272
Commercial real estate, owner occupied
Pass	211,858	327,263	356,155	125,517	68,189	100,242	36,897	—	1,226,121
Special Mention	2,301	9,957	1,261	3,418	1,339	3,883	1,322	—	23,481
Substandard	3,001	1,246	3,018	1,627	3,270	6,791	—	—	18,953
Doubtful	—	—	—	—	—	12	—	—	12
Total Commercial real estate, owner occupied	217,160	338,466	360,434	130,562	72,798	110,928	38,219	—	1,268,567
Residential
Pass	617,087	497,367	415,995	112,715	80,783	240,572	5,735	128	1,970,382
Special Mention	3,333	2,946	828	1,128	137	3,283	—	55	11,710
Substandard	736	1,641	2,157	1,018	1,609	1,260	155	—	8,576
Total Residential	621,156	501,954	418,980	114,861	82,529	245,115	5,890	183	1,990,668
Home equity
Pass	28,015	77,360	15,547	1,596	1,479	3,958	485,056	259	613,270
Special Mention	326	—	—	46	39	13	3,032	—	3,456
Substandard	—	355	2,851	—	65	63	1,559	—	4,893
Total Home Equity	28,341	77,715	18,398	1,642	1,583	4,034	489,647	259	621,619
Individuals' loans for household and other personal expenditures
Pass	52,915	48,873	15,018	6,596	6,723	4,542	37,346	—	172,013
Special Mention	66	92	165	33	107	21	726	—	1,210
Substandard	—	2	—	—	—	—	—	—	2
Total Individuals' loans for household and other personal expenditures	52,981	48,967	15,183	6,629	6,830	4,563	38,072	—	173,225
Public finance and other commercial loans
Pass	148,323	216,312	174,680	98,777	37,687	206,902	32,564	—	915,245
Total Public finance and other commercial loans	148,323	216,312	174,680	98,777	37,687	206,902	32,564	—	915,245
Loans	$2,734,634	$2,805,112	$2,067,592	$715,631	$421,042	$891,729	$2,000,194	$14,068	$11,650,002

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $37.9 million as of September 30, 2022 representing a $3.2 million increase from $34.7 million at December 31, 2021. Residential and home equity loan delinquencies increased by $5.6 million and $2.8 million, respectively, during the period, offset by $5.6 million of decreasing non-owner occupied commercial real estate delinquencies. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the periods indicated:

	September 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,324,800	$3,554	$652	$1,523	$3,330,529	$141
Agricultural land, production and other loans to farmers	221,577	320	—	57	221,954	—
Real estate loans:
Construction	828,353	—	—	570	828,923	570
Commercial real estate, non-owner occupied	2,294,231	—	152	4,889	2,299,272	—
Commercial real estate, owner occupied	1,267,888	337	—	342	1,268,567	—
Residential	1,974,219	4,386	6,938	5,125	1,990,668	—
Home equity	613,749	2,689	766	4,415	621,619	53
Individuals' loans for household and other personal expenditures	172,012	415	796	2	173,225	—
Public finance and other commercial loans	915,245	—	—	—	915,245	—
Loans	$11,612,074	$11,701	$9,304	$16,923	$11,650,002	$764

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,708,539	$2,602	$2,437	$987	$2,714,565	$675
Agricultural land, production and other loans to farmers	246,380	36	—	26	246,442	—
Real estate loans:
Construction	522,349	717	—	—	523,066	—
Commercial real estate, non-owner occupied	2,124,853	3,327	—	7,279	2,135,459	—
Commercial real estate, owner occupied	985,785	643	—	292	986,720	—
Residential	1,148,294	3,979	4,255	2,599	1,159,127	—
Home equity	518,643	3,327	281	1,503	523,754	288
Individuals' loans for household and other personal expenditures	145,634	375	83	—	146,092	—
Public finance and other commercial loans	806,636	—	—	—	806,636	—
Loans	$9,207,113	$15,006	$7,056	$12,686	$9,241,861	$963

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

	September 30, 2022		December 31, 2021
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$2,945	$1,354	$7,598	$263
Agricultural land, production and other loans to farmers	57	—	631	524
Real estate loans:
Construction	—	—	685	—
Commercial real estate, non-owner occupied	20,189	288	23,029	6,133
Commercial real estate, owner occupied	4,997	3,471	411	—
Residential	10,703	722	9,153	2,160
Home equity	4,607	—	1,552	—
Individuals' loans for household and other personal expenditures	10	—	3	—
Loans	$43,508	$5,835	$43,062	$9,080

There was no interest income recognized on non-accrual loans for the three and nine months ended September 30, 2022 or 2021.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The increase in collateral dependent loans of $46.2 million, mostly due to the commercial and industrial loan class, is primarily related to loans from the acquisition of Level One.

	September 30, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$43,740	$43,740	$13,040
Real estate loans:
Construction	—	2,447	—	$2,447	1
Commercial real estate, non-owner occupied	27,705	—	—	$27,705	2,705
Commercial real estate, owner occupied	8,911	—	—	$8,911	916
Residential	—	2,521	—	$2,521	262
Home equity	—	374	—	$374	—
Loans	$36,616	$5,342	$43,740	$85,698	$16,924

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$8,075	$8,075	$2,672
Agricultural land, production and other loans to farmers	524	—	251	775	—
Real estate loans:
Construction	—	685	—	685	82
Commercial real estate, non-owner occupied	23,652	—	—	23,652	5,510
Commercial real estate, owner occupied	1,044	—	—	1,044	—
Residential	—	4,906	—	4,906	305
Home equity	—	394	—	394	64
Loans	$25,220	$5,985	$8,326	$39,531	$8,633

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

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the three and nine months ended September 30, 2022 and 2021. There were no troubled debt restructures that occurred in the three months ended September 30, 2022.

		Three Months Ended September 30, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Post - Modification Recorded Balance	Number of Loans
Real estate loans:
Construction	$16	$—	$16	$16	1
Commercial real estate, non owner occupied	12,922	12,976	—	12,976	1
Total	$12,938	$12,976	$16	$12,992	2

		Nine Months Ended September 30, 2022
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

Loans secured by residential real estate made up 100 percent of the post-modification balances of the troubled debt restructured loans that occurred during the nine months ended September 30, 2022. Loans secured by commercial real estate, non owner occupied made up 99.9 percent and 92.3 percent, respectively, of the post-modification balances that occurred during the three and nine months ended September 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize troubled debt restructures that occurred during the twelve month ended September 30, 2021, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due. There were no loans that subsequently defaulted during the three and nine months ended September 30, 2022.

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

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit losses. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.0 million and $3.9 million at September 30, 2022 and 2021.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The allowance for credit losses increased $427,000 during the three months ended September 30, 2022. The allowance for credit losses increased $31.3 million for the nine months ended September 30, 2022, primarily due to $16.6 million of allowance for credit losses on PCD loans acquired in the Level One acquisition established through accounting adjustments on the acquisition date. In addition, a provision of $14.0 million was recorded to establish an allowance for credit losses on non-PCD loans acquired in the Level One acquisition. The allowance also includes net recoveries of $427,000 and $751,000 for the three and nine months ended September 30, 2022, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, June 30, 2022	$94,228	$55,328	$27,401	$49,318	$226,275
Provision for credit losses	10,142	(7,054)	186	(3,274)	—
Recoveries on loans	81	188	824	222	1,315
Loans charged off	(306)	(1)	—	(581)	(888)
Balances, September 30, 2022	$104,145	$48,461	$28,411	$45,685	$226,702

	Nine Months Ended September 30, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2021	$69,935	$60,665	$20,206	$44,591	$195,397
Provision for credit losses	18,518	(21,697)	5,862	(2,683)	—
CECL Day 1 non-PCD provision for credit losses	2,957	5,539	871	4,588	13,955
CECL Day 1 PCD ACL	12,970	2,981	648	—	16,599
Recoveries on loans	789	1,096	824	827	3,536
Loans charged off	(1,024)	(123)	—	(1,638)	(2,785)
Balances, September 30, 2022	$104,145	$48,461	$28,411	$45,685	$226,702

	Three Months Ended September 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, June 30, 2021	$63,681	$72,701	$17,077	$46,316	$199,775
Provision for credit losses	3,496	(3,850)	567	(213)	—
Recoveries on loans	204	370	—	261	835
Loans charged off	(137)	(115)	(4)	(382)	(638)
Balances, September 30, 2021	$67,244	$69,106	$17,640	$45,982	$199,972

	Nine Months Ended September 30, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications	—	(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	666	(2,709)	(1,444)	—	—	3,487	—
Recoveries on loans	544	567	1	—	—	829	1,941
Loans charged off	(1,105)	(4,463)	(6)	—	—	(1,098)	(6,672)
Balances, September 30, 2021	$67,244	$69,106	$17,640	$—	$—	$45,982	$199,972

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

Financial instruments with off-balance sheet risk were as follows:

	September 30, 2022	December 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$4,764,847	$3,917,215
Standby letters of credit	$43,239	$34,613

The adoption of the CECL methodology for measuring credit losses on January 1, 2021 resulted in an accrual for off-balance sheet commitments at adoption of $20.5 million. The Level One acquisition added $2.8 million of provision for credit loss associated with off-balance sheet commitments, resulting in a total allowance for credit losses on off-balance sheet commitments of $23.3 million. This reserve level is deemed appropriate by the Corporation and is reported in Other Liabilities as of September 30, 2022 in the Consolidated Condensed Balance Sheets.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

Three Months Ended September 30, 2022
Balances, June 30, 2022	$20,500
CECL Day 1 unfunded commitments provision for credit losses	2,800
Balances, September 30, 2022	$23,300

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Level One acquisition on April 1, 2022 resulted in $167.2 million of goodwill. In addition, the Hoosier acquisition on April, 1, 2021 resulted in $1.5 million of goodwill. Details regarding the Level One and Hoosier acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements.

2022
Balance, January 1	$545,385
Goodwill acquired	167,183
Balance, September 30	$712,568

2021
Balance, January 1	$543,918
Goodwill acquired	1,467
Balance, December 31	$545,385

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

	September 30, 2022	December 31, 2021
Gross carrying amount	$104,643	$102,396
Other intangibles acquired	18,642	2,247
Accumulated amortization	(85,140)	(79,168)
Total core deposit and other intangibles	$38,145	$25,475

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two years to ten years. Intangible amortization expenses for each of the three and nine months ended September 30, 2022 were $2.3 million and $6.0 million, respectively. This was compared to the three and nine months ended September 30, 2021 which were $1.5 million and $4.3 million, respectively. Estimated future amortization expense is summarized as follows:

Amortization Expense
2022	$2,303
2023	8,742
2024	7,271
2025	6,028
2026	4,910
After 2026	8,891
$38,145

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2022 the Corporation had one interest rate swap with a notional amount of $10.0 million that was designated as a cash flow hedge. As of December 31, 2021, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges. A $24.0 million interest rate swap, which was used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit, matured in the first quarter of 2022. Two interest rate swaps totaling $26.0 million, which were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012, matured in the third quarter of 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2022 and 2021, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $167,000 from accumulated other comprehensive income (loss) to interest income.

The following table summarizes the Corporation's derivatives designated as hedges:

	Asset Derivatives				Liability Derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps on borrowings	Other Assets	$167	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$835

The amount of loss recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Rate Products	$94	$(20)	$507	$22

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amount of loss reclassified from other comprehensive income into income related to cash flow hedging relationships is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Interest rate contracts	Interest Expense	$(78)	$(266)

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income into Income (Effective Portion)
		Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest rate contracts	Interest Expense	$(496)	$(779)

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Balance Sheet, as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,200,105	$98,280	$1,038,947	$41,133
Forward contracts related to mortgage loans to be delivered for sale	21,333	612	—	—
Interest rate lock commitments	5,249	27	—	—
Included in other assets	$1,226,687	$98,919	$1,038,947	$41,133
Included in other liabilities:
Interest rate swaps	$1,200,105	$98,280	$1,038,947	$41,133
Forward contracts related to mortgage loans to be delivered for sale	8,527	172	—	—
Interest rate lock commitments	16,846	357	—	—
Included in other liabilities	$1,225,478	$98,809	$1,038,947	$41,133

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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$237	$—
Interest rate lock commitments	Net gains and fees on sales of loans	(350)	—
Total net gain/(loss) recognized in income		$(113)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$993	$—
Interest rate lock commitments	Net gains and fees on sales of loans	(235)	—
Total net gain/(loss) recognized in income		$758	$—

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2022, the termination value of derivatives in a net liability position related to these agreements was $51,000. As of September 30, 2022, the Corporation has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $195,000. While the Corporation did not breach any of these provisions as of September 30, 2022, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2022, and December 31, 2021.

		Fair Value Measurements Using:
September 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$2,067	$2,067	$—	$—
U.S. Government-sponsored agency securities	105,766	—	105,766	—
State and municipal	1,344,956	—	1,339,484	5,472
U.S. Government-sponsored mortgage-backed securities	518,789	—	518,785	4
Corporate obligations	12,394	—	12,363	31
Derivative assets	99,086	—	99,086	—
Derivative liabilities	98,809	—	98,809	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		Fair Value Measurements Using:
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$999	$999	$—	$—
U.S. Government-sponsored agency securities	95,136	—	95,136	—
State and municipal	1,576,532	—	1,571,076	5,456
U.S. Government-sponsored mortgage-backed securities	667,605	—	667,601	4
Corporate obligations	4,279	—	4,248	31
Derivative assets	41,133	—	41,133	—
Derivative liabilities	41,968	—	41,968	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2022 and 2021.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance at beginning of the period	$8,630	$5,795	$5,491	$2,479
Included in other comprehensive income	29	(21)	(597)	333
Purchases, issuances and settlements	—	—	5,111	3,241
Principal payments	(3,152)	(174)	(4,498)	(453)
Ending balance	$5,507	$5,600	$5,507	$5,600

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2022 or December 31, 2021.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2022 and 2021.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at September 30, 2022, and December 31, 2021.

		Fair Value Measurements Using
September 30, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$54,756	$—	$—	$54,756

		Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$24,491	$—	$—	$24,491
Other real estate owned	96	—	—	96

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2022 and December 31, 2021.

September 30, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,472	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	0.4% - 4.0%
			Weighted-average coupon	2.3%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$54,756	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	1.5%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,456	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB-
			Discount rate	0.75% - 4%
			Weighted-average coupon	3.7%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$24,491	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	5.5%

Other real estate owned	$96	Appraisals	Discount to reflect current market conditions	0% - 44%
			Weighted-average discount of other real estate owned balance	43.5%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021.

		September 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$119,532	$119,532	$—	$—
Interest-bearing deposits	179,593	179,593	—	—
Investment securities available for sale	1,983,972	2,067	1,976,398	5,507
Investment securities held to maturity	2,310,796	—	1,856,729	10,359
Loans held for sale	25,394	—	25,394	—
Loans, net	11,423,300	—	—	10,899,928
Federal Home Loan Bank stock	38,056	—	38,056	—
Derivative assets	99,086	—	99,086	—
Interest receivable	71,605	—	71,605	—
Liabilities:
Deposits	$14,434,825	$13,589,440	$820,943	$—
Borrowings:
Federal funds purchased	185,000	—	185,000	—
Securities sold under repurchase agreements	194,482	—	194,468	—
Federal Home Loan Bank advances	643,769	—	634,399	—
Subordinated debentures and other borrowings	151,301	—	138,407	—
Derivative liabilities	98,809	—	98,809	—
Interest payable	4,971	—	4,971	—

		December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$167,146	$167,146	$—	$—
Interest-bearing deposits	474,154	474,154	—	—
Investment securities available for sale	2,344,551	999	2,338,061	5,491
Investment securities held to maturity	2,179,802	—	2,188,600	13,903
Loans held for sale	11,187	—	11,187	—
Loans, net	9,046,464	—	—	9,068,319
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	41,133	—	41,133	—
Interest receivable	57,187	—	57,187	—
Liabilities:
Deposits	$12,732,577	$12,038,992	$690,089	$—
Borrowings:
Securities sold under repurchase agreements	181,577	—	181,572	—
Federal Home Loan Bank advances	334,055	—	337,005	—
Subordinated debentures and other borrowings	118,618	—	107,892	—
Interest rate swap liability	41,968	—	41,968	—
Interest payable	2,762	—	2,762	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2022 and December 31, 2021 were:

	September 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$194,482	$—	$—	$—	$194,482

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$181,577	$—	$—	$—	$181,577

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2022 and 2021:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income (loss) before reclassifications	(369,096)	400	—	(368,696)
Amounts reclassified from accumulated other comprehensive income	(898)	392	—	(506)
Period change	(369,994)	792	—	(369,202)
Balance at September 30, 2022	$(310,220)	$132	$(4,001)	$(314,089)

Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income (loss) before reclassifications	(31,379)	17	—	(31,362)
Amounts reclassified from accumulated other comprehensive income	(4,200)	615	—	(3,585)
Period change	(35,579)	632	—	(34,947)
Balance at September 30, 2021	$52,409	$(962)	$(11,558)	$39,889

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2022 and 2021.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2022	2021	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$481	$1,756	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(101)	(369)	Income tax expense
	$380	$1,387

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(78)	$(266)	Interest expense - subordinated debentures and term loans
Related income tax benefit	16	56	Income tax expense
	$(62)	$(210)

Total reclassifications for the period, net of tax	$318	$1,177

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2022	2021	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,137	$5,316	Other income - net realized gains on sales of available for sale securities
Related income tax expense	(239)	(1,116)	Income tax expense
	$898	$4,200

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(496)	$(779)	Interest expense - subordinated debentures and term loans
Related income tax benefit	104	164	Income tax expense
	$(392)	$(615)

Total reclassifications for the period, net of tax	$506	$3,585

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSA’s and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the three and nine months ended September 30, 2022 was $1.2 million and $3.4 million, respectively, compared to $1.2 million and $3.6 million, respectively, for the three and nine months ended September 30, 2021. Share-based compensation has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Condensed Statements of Income.

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the nine months ended September 30, 2022, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock and ESPP Options
Pre-tax compensation expense	$15	$16	$64	$131
Income tax expense (benefit)	—	—	(74)	(92)
Stock and ESPP option expense, net of income taxes	$15	$16	$(10)	$39
Restricted Stock Awards
Pre-tax compensation expense	$1,171	$1,201	$3,366	$3,484
Income tax expense (benefit)	(332)	(136)	(792)	(619)
Restricted stock awards expense, net of income taxes	$839	$1,065	$2,574	$2,865
Total Share-Based Compensation
Pre-tax compensation expense	$1,186	$1,217	$3,430	$3,615
Income tax expense (benefit)	(332)	(136)	(866)	(711)
Total share-based compensation expense, net of income taxes	$854	$1,081	$2,564	$2,904

The grant date fair value of ESPP options was estimated to be approximately $15,000 at the beginning of the July 1, 2022 quarterly offering period. The ESPP options vested during the three months ending September 30, 2022, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2022.

Stock option activity under the Corporation's stock option plans as of September 30, 2022 and changes during the nine months ended September 30, 2022, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	28,500	$17.14
Transferred Options from Level One	148,600	$18.84
Exercised	(20,095)	$16.74
Outstanding September 30, 2022	157,005	$18.80	2.69	$3,121,261
Vested and Expected to Vest at September 30, 2022	157,005	$18.80	2.69	$3,121,261
Exercisable at September 30, 2022	157,005	$18.80	2.69	$3,121,261

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2022.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $470,000 and $559,000, respectively. Cash receipts of stock options exercised during this same period were $336,000 and $198,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2022	411,259	$35.86
Granted	129,040	$40.60
Vested	(112,443)	$37.18
Forfeited	(11,775)	$36.54
Unvested RSAs at September 30, 2022	416,081	$36.95

As of September 30, 2022, unrecognized compensation expense related to RSAs was $9.9 million and is expected to be recognized over a weighted-average period of 2.0 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2022.

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$15,445	$12,984	$36,176	$39,082
Tax-exempt interest income	(4,974)	(4,196)	(14,371)	(11,795)
Share-based compensation	(79)	119	(146)	47
Tax-exempt earnings and gains on life insurance	(1,397)	(503)	(2,026)	(1,037)
Tax credits	(122)	(127)	(292)	(277)
State Income Tax	658	678	1,177	2,252
Other	262	107	420	36
Actual Tax Expense	$9,793	$9,062	$20,938	$28,308

Effective Tax Rate	13.3%	14.7%	12.2%	15.2%

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

The following table reconciles basic and diluted net income per common share for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$63,283	59,096,688	$1.08	$52,770	53,766,630	$0.98
Effect of potentially dilutive stock options and restricted stock awards		242,041			193,135
Diluted net income per common share	$63,283	59,338,729	$1.08	$52,770	53,959,765	$0.98

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2022			2021
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$150,391	57,200,843	$2.63	$157,798	53,883,945	$2.93
Effect of potentially dilutive stock options and restricted stock awards		266,716			209,118
Diluted net income per common share	$150,391	57,467,559	$2.62	$157,798	54,093,063	$2.92

For the three and nine months ended September 30, 2022 and 2021, there were no stock options with an option price greater than the average market price of the common shares.

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
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 122 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE THIRD QUARTER OF 2022

•Net income available to common stockholders for the three months ended September 30, 2022 was $63.3 million compared to $52.8 million for the three months ended September 30, 2021 and $38.5 million for the three months ended June 30, 2022.

•Earnings per fully diluted common share for the third quarter of 2022 totaled $1.08 compared to $0.98 in the third quarter of 2021 and $0.63 in the second quarter of 2022.

•Earnings per fully diluted common share for the third quarter of 2022, excluding income on Paycheck Protection Program (“PPP”) loans and acquisition-related costs of the Level One acquisition, totaled $1.12 compared to $0.87 in the third quarter of 2021 and $1.01 in the second quarter of 2022. These adjusted earnings per share amounts are non-GAAP measures. For reconciliations of GAAP measures to the corresponding non-GAAP measures, see "NON-GAAP FINANCIAL MEASURES" within the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans grew $290.6 million, or 10.2 percent annualized on a linked quarter basis, excluding the forgiveness of $21.7 million in PPP loans.

•Total deposits declined $136.0 million, or 3.7 percent annualized on a linked quarter basis.

•Net interest income for the third quarter of 2022 totaled $140.3 million, an increase of $11.6 million, or 9.0 percent on a linked quarter basis.

COVID-19 UPDATE AND RELATED LEGISLATIVE ACTION

The COVID-19 pandemic continued to impact the Corporation’s operations during the three and nine months ended September 30, 2022, but the impact appears to be slowly receding. In the two years since the World Health Organization declared COVID-19 a global pandemic, it has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, through rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide emergency economic relief measures.

The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. Through the acquisition of Level One, the Bank acquired an additional $43.5 million of PPP loans as of the acquisition date. As of September 30, 2022, the Corporation had $11.2 million of PPP loans outstanding compared to the December 31, 2021 balance of $106.6 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

In addition to the critical accounting estimate included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, as a result of the Level One acquisition on April 1, 2022, the Corporation has provided below an expanded description of its accounting practices and valuation methodologies relative to business combinations.

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

RESULTS OF OPERATIONS

The Corporation reported third quarter 2022 net income available to common stockholders and diluted earnings per common share of $63.3 million and $1.08 per diluted share, respectively, compared to $52.8 million and $0.98 per diluted share, respectively, during the third quarter of 2021. Net income available to common stockholders and diluted earnings per common share for the nine months ended September 30, 2022 was $150.4 million and $2.62 per diluted share, respectively, compared to $157.8 million and $2.92 per diluted share during the same period in 2021.

Earnings per fully diluted common share for the third quarter of 2022, excluding income on PPP loans and Level One acquisition-related expenses (non-GAAP), totaled $1.12, compared to $0.87 in the third quarter of 2021 and $1.01 in the second quarter of 2022. Earnings per fully diluted common share for the nine months ended September 30, 2022, excluding income on PPP loans and Level One acquisition-related expenses (non-GAAP), totaled $3.01 compared to $2.54 for the same period in 2021. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2022, total assets equaled $17.7 billion, an increase of $2.3 billion from December 31, 2021. The Corporation acquired Level One on April 1, 2022, which included $2.5 billion in assets at acquisition. Details of the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Cash and due from banks and interest-bearing deposits decreased from December 31, 2021 by $47.6 million and $294.6 million, respectively, as excess cash was used to fund organic loan growth. Total investment securities decreased $229.6 million from December 31, 2021. The net unrealized gain on the Corporation's available for sale investment securities portfolio of $75.9 million at December 31, 2021 changed to a net unrealized loss of $392.5 million as of September 30, 2022. The change to a net unrealized loss position was due to changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio grew $2.4 billion since December 31, 2021, of which, $1.6 billion was the result of the Level One acquisition. At acquisition, Level One's loan portfolio included $43.5 million of PPP loans. As of September 30, 2022, the Corporation's PPP loan portfolio, which included PPP loans from Level One, were primarily in the commercial and industrial loans class and totaled $11.2 million, a decrease of $138.8 million from the December 31, 2021 balance of $106.6 million plus the additional $43.5 million from Level One. Excluding the decline in PPP loans and the effect of Level One's acquired loans at acquisition date, the Corporation experienced organic loan growth of $923.9 million, or 13.5 percent on an annualized basis since December 31, 2021. The loan classes that experienced the largest increases from December 31, 2021 were residential real estate, commercial and industrial loans, construction real estate, commercial real estate (owner occupied), and commercial real estate (non-owner occupied). Agricultural land, production and other loans to farmers was the only loan class that experienced a decrease from December 31, 2021. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans ("ACL - loans") totaled $226.7 million as of September 30, 2022 and equaled 1.94 percent of total loans, compared to $195.4 million and 2.11 percent of total loans at December 31, 2021.  The ACL - loans increased $16.6 million in connection with the Level One acquisition for CECL Day 1 purchased credit deteriorated ("PCD") loans and provision expense of $14.0 million was recorded for CECL Day 1 non- PCD loans. Additionally, provision expense of $2.8 million was recorded for CECL Day 1 unfunded commitments, which increased other liabilities. The Corporation did not recognize any provision expense during 2022 and 2021 other than CECL Day 1 expense. During the three and nine months ended September 30, 2022, the Corporation recognized $427,000 and $751,000 of net recoveries, respectively, compared to net recoveries of $197,000 and net charge-offs of $4.7 million, respectively, in the three and nine months ended September 30, 2021. Non-accrual loans totaled $43.5 million, an increase of $446,000 from December 31, 2021, but when considering the non-accrual loans acquired from Level One of $9.4 million, non-accruals decreased $9.0 million, resulting in a coverage ratio of 521.1 percent. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Several additional asset categories increased from December 31, 2021 primarily due to the acquisition of Level One, including premises and equipment of $10.7 million, FHLB stock of $9.3 million, interest receivable of $14.4 million, goodwill of $167.2 million, other intangibles of $12.7 million and cash surrender value of life insurance of $15.9 million.

OREO totaled $6.5 million as of September 30, 2022 and increased $5.9 million from the December 31, 2021 balance of $558,000, primarily due to a $5.8 million student housing property that was moved into OREO during the first quarter of 2022. A loss on this project is not expected.

The Corporation's net tax asset, deferred and receivable increased $106.5 million from December 31, 2021. The primary driver was the change from net unrealized gains to net unrealized losses on available for sale securities noted above, which resulted in a $98.4 million increase in the net deferred tax asset. Additionally, the $16.2 million deferred tax asset recorded as part of the Level One acquisition also contributed to the increase from December 31, 2021.

The Corporation's other assets increased $104.1 million from December 31, 2021. The Corporation's derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) increased $58.0 million and $56.8 million, respectively, from December 31, 2021. The increase in valuations are due to the continual increases in the FOMC’s target fed funds rate and quantitative tightening resulting in higher nominal rates and increased forward rate expectations. Approximately $22.7 million of the increase in other assets relates to estimated proceeds from a $5.3 million gain on life insurance benefits recorded in the third quarter of 2022. The Corporation's investments in community redevelopment funds also increased $13.7 million since December 31, 2021. The acquisition of Level One resulted in a right of use lease asset of $8.9 million related to leased facilities and mortgage servicing rights of $5.6 million.

As of September 30, 2022, total deposits equaled $14.4 billion, an increase of $1.7 billion from December 31, 2021. Deposits assumed in the Level One acquisition were $1.9 billion as of the acquisition date. The Corporation experienced increases from December 31, 2021 in demand, savings and certificates and other time deposits of $100,000 or more of $830.8 million, $719.7 million and $170.2 million, respectively. Other certificates and time deposits and brokered deposits decreased in total by $18.4 million since December 31, 2021.

Total borrowings increased $540.3 million as of September 30, 2022, compared to December 31, 2021. Federal funds purchased and Federal Home Loan Bank advances increased $185.0 million and $309.7 million, respectively, compared to December 31, 2021 as the Corporation utilized liquidity sources to fund loan growth. The Level One acquisition contributed to the increase in borrowings due to the assumption of $160.0 million of Federal Home Loan Bank advances and $32.6 million of subordinated debentures.

The Corporation's other liabilities as of September 30, 2022 increased $27.0 million compared to December 31, 2021. As noted above, the derivative hedge liability increased $56.8 million from December 31, 2021. At December 31, 2021, the Corporation accrued $46.1 million of trade date accounting related to loan and investment securities purchases, of which, the accrual at September 30, 2022 was $5.0 million. Additionally, the acquisition of Level One resulted in a lease liability of $8.9 million at acquisition related to leased facilities.

As part of the Level One acquisition, each outstanding share of 7.5 percent non-cumulative perpetual preferred stock, Series B, of Level One was exchanged for one share of a newly created 7.5 percent non-cumulative perpetual preferred stock, Series A, of the Corporation with a liquidation preference of $2,500 per share. As a result, the Corporation issued 10,000 shares of Series A preferred stock at the acquisition date resulting in $25.0 million of outstanding preferred stock at September 30, 2022.

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized.” Details of the Stock Repurchase Program and regulatory capital ratios are discussed within the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NON-GAAP FINANCIAL MEASURES

The Corporation's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Corporation provides non-GAAP performance measures, which management believes are useful because they assist investors in assessing the Corporation's performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure can be found in the following tables.

Adjusted earnings per share, excluding PPP loans and acquisition-related expenses, are meaningful non-GAAP financial measures for management, as they provide a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Corporation's business, because management does not consider these items to be relevant to ongoing financial performance on a per share basis.

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive gains (losses) in shareholder's equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED EPS EXCLUDING PAYCHECK PROTECTION PROGRAM ("PPP") AND ACQUISITION RELATED EXPENSES - non-GAAP
(Dollars In Thousands, Except Per Share Amounts)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
Net Income Available to Common Stockholders - GAAP	$63,283	$38,522	$52,770	$150,391	$157,798
Adjustments:
PPP loan income	(323)	(891)	(8,211)	(3,098)	(27,179)
Acquisition-related expenses	3,417	12,549	—	16,118	—
Acquisition-related provision expense	—	16,755	—	16,755	—
Tax on adjustment	(759)	(6,967)	2,013	(7,301)	6,664
Adjusted Net Income Available to Common Stockholders - non-GAAP	$65,618	$59,968	$46,572	$172,865	$137,283

Average Diluted Common Shares Outstanding (in thousands)	59,339	59,308	53,960	57,468	54,093

Diluted Earnings Per Common Share - GAAP	$1.08	$0.63	$0.98	$2.62	$2.92
Adjustments:
PPP loan income	—	(0.01)	(0.15)	(0.05)	(0.50)
Acquisition-related expenses	0.05	0.22	—	0.27	—
Acquisition-related provision expense	—	0.30	—	0.30	—
Tax on adjustment	(0.01)	(0.13)	0.04	(0.13)	0.12
Adjusted Diluted Earnings Per Common Share - non-GAAP	$1.12	$1.01	$0.87	$3.01	$2.54

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Total Stockholders' Equity (GAAP)	$1,906,666	$1,912,571
Less: Preferred stock (GAAP)	(25,125)	(125)
Less: Intangible assets (GAAP)	(750,713)	(570,860)
Tangible common equity (non-GAAP)	$1,130,828	$1,341,586
Total assets (GAAP)	$17,718,985	$15,453,149
Less: Intangible assets (GAAP)	(750,713)	(570,860)
Tangible assets (non-GAAP)	$16,968,272	$14,882,289
Stockholders' Equity to Assets (GAAP)	10.76%	12.38%
Tangible common equity to tangible assets (non-GAAP)	6.66%	9.01%

Tangible common equity (non-GAAP)	$1,130,828	$1,341,586
Plus: Tax benefit of intangibles (non-GAAP)	8,197	4,875
Tangible common equity, net of tax (non-GAAP)	$1,139,025	$1,346,461
Common Stock outstanding	59,145	53,410
Book Value (GAAP)	$31.81	$35.81
Tangible book value - common (non-GAAP)	$19.26	$25.21

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average goodwill (GAAP)	$712,995	$545,385	$657,643	$545,371
Average other intangibles (GAAP)	39,580	27,781	35,500	28,040
Average deferred tax on other intangibles (GAAP)	(8,505)	(5,314)	(7,436)	(5,597)
Intangible adjustment (non-GAAP)	$744,070	$567,852	$685,707	$567,814
Average stockholders' equity (GAAP)	$2,018,156	$1,889,037	$1,977,299	$1,858,680
Average preferred stock (GAAP)	(25,125)	(125)	(16,792)	(125)
Intangible adjustment (non-GAAP)	(744,070)	(567,852)	(685,707)	(567,814)
Average tangible capital (non-GAAP)	$1,248,961	$1,321,060	$1,274,800	$1,290,741
Average assets (GAAP)	$17,770,623	$15,006,087	$17,012,930	$14,672,596
Intangible adjustment (non-GAAP)	(744,070)	(567,852)	(685,707)	(567,814)
Average tangible assets (non-GAAP)	$17,026,553	$14,438,235	$16,327,223	$14,104,782
Net income available to common stockholders (GAAP)	$63,283	$52,770	$150,391	$157,798
Other intangible amortization, net of tax (GAAP)	1,819	1,156	4,718	3,384
Preferred stock dividend	469	—	938	—
Tangible net income available to common stockholders (non-GAAP)	$65,571	$53,926	$156,047	$161,182
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$1.08	$0.98	$2.62	$2.92
Diluted tangible net income available to common stockholders (non-GAAP)	$1.11	$1.00	$2.72	$2.98
Ratios:
Return on average GAAP capital (ROE)	12.54%	11.17%	10.14%	11.32%
Return on average tangible capital	20.85%	16.33%	16.22%	16.65%
Return on average assets (ROA)	1.43%	1.41%	1.19%	1.43%
Return on average tangible assets	1.54%	1.49%	1.27%	1.52%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.
NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 82 percent of revenues for the nine months ended September 30, 2022. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

In the third quarter of 2022, FTE asset yields increased 65 basis points compared to the same period in 2021. Average earning assets for the three months ended September 30, 2022 increased $2.8 billion compared to the same period in 2021, with loans accounting for $2.4 billion of the increase and investment securities accounting for $708.7 million of the increase. Of the $2.8 billion increase in average loans, $1.6 billion was attributable to the Level One acquisition on April 1, 2022, and the remaining increase was due to organic loan growth during the period after excluding PPP loans, which averaged approximately $19.2 million for the three months ended September 30, 2022 compared to an average of approximately $315.2 million for the same period of 2021. Excess liquidity was utilized to fund $290.6 million of organic loan growth during the three months ended September 30, 2022.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in interest income, on an FTE basis, of $50.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of 75 basis points on July 27, 2022 and 75 basis points on September 21, 2022. Approximately $7.7 billion of the Corporation's loan portfolio, or 66 percent, is variable with 42 percent of the portfolio repricing within one month and 52 percent repricing within three months. Additionally, the yields on new and renewed loans increased from 3.23 percent for the three months ended September 30, 2021 to 4.96 percent for the same period in 2022. PPP loans were recorded at an interest rate of only 1 percent, but the Corporation also recognized fee income of $277,000 during the third quarter of 2022, compared to $7.4 million for the same period in 2021, which is included in interest income. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $3.2 million, which accounted for 8 basis points of net interest margin in the third quarter of 2022. Comparatively, the Corporation recognized $1.5 million of accretion income for the third quarter of 2021, or 4 basis points of net interest margin.

Interest costs increased 42 basis points during the three months ended September 30, 2022, which partially offset the increase in asset yields and resulted in an 23 basis point FTE increase in net interest spread as compared to the same period in 2021. Interest costs have increased during the quarter due to deposit pricing pressure primarily in the municipal deposit space and a strategic focus on relationship pricing. Average interest-bearing deposits for the three months ended September 30, 2022 increased $1.3 billion compared to the same period in 2021 due to the acquisition of Level One, which included $1.2 billion of interest-bearing deposits, and the remaining increase due to organic growth. Average non-interest bearing deposits for the three months ended September 30, 2022 increased $916.7 million when compared to the same period in 2021 as $738.9 million were acquired from Level One, and the remaining increase due to organic growth. Non-interest bearing deposits represented 23 percent of the Corporation's total deposit balance as of September 30, 2022 and acts to mitigate deposit yield increases as interest rates rise. Average borrowings increased $394.1 million for the three months ended September 30, 2022 compared to the same period of 2021 due to the additional $194.2 million of borrowings acquired from Level One. Interest-bearing deposit and borrowing costs for the three months ended September 30, 2022 were 0.60 percent and 2.52 percent, respectively, compared to 0.23 percent and 2.02 percent, respectively, during the same period in 2021. Total cost of funds was 76 basis points for the three months ended September 30, 2022 compared to 34 basis points during the same period in 2021.

Net interest margin, on an FTE basis, increased 35 basis points to 3.55 percent for the three months ended September 30, 2022 compared to 3.20 percent for the same period in 2021.

In the nine months ended September 30, 2022, FTE asset yields increased 17 basis points compared to the same period in 2021. FOMC's interest rate increases of an aggregate 300 basis points in 2022 have contributed to this increase. Average earning assets for the nine months ended September 30, 2022 increased $2.3 billion compared to the same period in 2021, with loans accounting for $1.4 billion of the increase and investment securities accounting for $1.0 billion of the increase. Of the $1.4 billion increase in average loans, $1.6 billion was attributable to the Level One acquisition on April 1, 2022, and the remaining increase was due to organic loan growth during the period after excluding PPP loans, which averaged approximately $53.3 million for the nine months ended September 30, 2022 compared to an average of approximately $532.1 million for the same period of 2021. Excess liquidity was utilized to fund organic loan growth and investment securities purchases during the nine months ended September 30, 2022.

This increase in asset yields was primarily a result of the increase in average earning assets coupled with the loan portfolio yield increase from 4.03 percent for the nine months ended September 30, 2021 to 4.22 percent for the same period in 2022, resulting in a increase of 17 basis points. PPP fee income declined from $23.2 million during the nine months ended September 30, 2021 to $2.7 million during the nine months ended September 30, 2022, which is included in interest income. The Corporation recognized fair value accretion income on purchased loans, which is included in interest income, of $7.4 million, which accounted for 6 basis points of net interest margin in the nine months ended September 30, 2022. Comparatively, the Corporation recognized $5.8 million of accretion income for the nine months ended September 30, 2021, or 5 basis points of net interest margin. Additionally, investment securities that rolled off in 2021 and early 2022 were at higher yields than could be reinvested, resulting in a decline in the investment portfolio yield for the nine month ended September 30, 2021 of 2.63 percent to a yield of 2.61 percent for the same period in 2022.

Interest costs increased 13 basis points, and partially mitigated the 17 basis points increase in asset yields, resulting in a 4 basis point FTE increase in net interest spread as compared to the same period in 2021. Interest-bearing deposits and borrowing costs for the nine months ended September 30, 2022 were 0.36 percent and 2.18 percent, respectively, compared to 0.25 percent and 1.96 percent, respectively, during the same period in 2021.

Net interest margin, on a tax equivalent basis, increased 8 basis points to 3.30 percent for the nine months ended September 30, 2022 compared to 3.22 percent for the same period in 2021.

Details regarding the Level One acquisition are discussed in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and nine months ended September 30, 2022, and 2021.

(Dollars in Thousands)	Three Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$190,434	$704	1.48%	$539,377	$218	0.16%
Federal Home Loan Bank stock	38,089	314	3.30	28,736	168	2.34
Investment Securities: (1)
Taxable	2,091,608	10,055	1.92	1,843,026	7,788	1.69
Tax-Exempt (2)	2,700,580	21,849	3.24	2,240,409	18,309	3.27
Total Investment Securities	4,792,188	31,904	2.66	4,083,435	26,097	2.56
Loans held for sale	20,039	266	5.74	17,426	158	3.63
Loans: (3)
Commercial	8,177,895	103,227	5.05	6,745,303	70,442	4.18
Real Estate Mortgage	1,666,173	14,701	3.53	886,469	8,142	3.67
Installment	813,112	10,310	5.07	690,093	6,576	3.81
Tax-Exempt (2)	810,984	8,228	4.06	750,357	7,078	3.77
Total Loans	11,488,203	136,732	4.76	9,089,648	92,396	4.07
Total Earning Assets	16,508,914	169,654	4.11%	13,741,196	118,879	3.46%
Total Non-Earning Assets	1,261,709			1,264,891
Total Assets	$17,770,623			$15,006,087
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,184,087	$8,723	0.67%	$4,799,624	$3,606	0.30%
Money market deposits	3,096,423	5,390	0.70	2,459,205	764	0.12
Savings deposits	1,978,596	1,538	0.31	1,788,281	486	0.11
Certificates and other time deposits	857,033	993	0.46	758,565	851	0.45
Total Interest-bearing Deposits	11,116,139	16,644	0.60	9,805,675	5,707	0.23
Borrowings	1,013,893	6,388	2.52	619,768	3,126	2.02
Total Interest-bearing Liabilities	12,130,032	23,032	0.76	10,425,443	8,833	0.34
Noninterest-bearing deposits	3,461,393			2,544,661
Other liabilities	161,042			146,946
Total Liabilities	15,752,467			13,117,050
Stockholders' Equity	2,018,156			1,889,037
Total Liabilities and Stockholders' Equity	$17,770,623	23,032		$15,006,087	8,833
Net Interest Income (FTE)		$146,622			$110,046
Net Interest Spread (FTE) (4)			3.35%			3.12%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			4.11%			3.46%
Interest Expense / Average Earning Assets			0.56%			0.26%
Net Interest Margin (FTE) (5)			3.55%			3.20%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2022 and 2021. These totals equal $6,316 and $5,331 for the three months ended September 30, 2022 and 2021, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$333,818	$1,544	0.62%	$509,153	$461	0.12%
Federal Home Loan Bank stock	34,742	635	2.44	28,736	434	2.01
Investment Securities: (1)
Taxable	2,079,983	28,937	1.85	1,689,697	21,923	1.73
Tax-Exempt (2)	2,647,547	63,732	3.21	1,989,397	50,532	3.39
Total Investment Securities	4,727,530	92,669	2.61	3,679,094	72,455	2.63
Loans held for sale	19,020	622	4.36	19,360	551	3.79
Loans: (3)
Commercial	7,731,591	253,770	4.38	6,857,968	210,502	4.09
Real Estate Mortgage	1,350,969	35,199	3.47	924,652	26,917	3.88
Installment	765,960	24,775	4.31	674,696	19,456	3.84
Tax-Exempt (2)	780,410	23,030	3.93	725,651	20,854	3.83
Total Loans	10,647,950	337,396	4.22	9,202,327	278,280	4.03
Total Earning Assets	15,744,040	432,244	3.66%	13,419,310	351,630	3.49%
Total Non-Earning Assets	1,268,890			1,253,286
Total Assets	$17,012,930			$14,672,596
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,195,249	$15,699	0.40%	$4,721,267	$10,875	0.31%
Money market deposits	2,880,603	8,392	0.39	2,295,589	2,395	0.14
Savings deposits	1,937,761	2,895	0.20	1,730,149	1,424	0.11
Certificates and other time deposits	828,158	2,437	0.39	809,721	3,036	0.50
Total Interest-bearing Deposits	10,841,771	29,423	0.36	9,556,726	17,730	0.25
Borrowings	817,894	13,354	2.18	646,326	9,502	1.96
Total Interest-bearing Liabilities	11,659,665	42,777	0.49	10,203,052	27,232	0.36
Noninterest-bearing deposits	3,232,925			2,460,609
Other liabilities	143,041			150,255
Total Liabilities	15,035,631			12,813,916
Stockholders' Equity	1,977,299			1,858,680
Total Liabilities and Stockholders' Equity	$17,012,930	42,777		$14,672,596	27,232
Net Interest Income (FTE)		$389,467			$324,398
Net Interest Spread (FTE) (4)			3.17%			3.13%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.66%			3.49%
Interest Expense / Average Earning Assets			0.36%			0.27%
Net Interest Margin (FTE) (5)			3.30%			3.22%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2022 and 2021. These totals equal $18,220 and $14,991 for the nine months ended September 30, 2022 and 2021, respectively.

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

NON-INTEREST INCOME

Non-interest income totaled $29.6 million for the third quarter of 2022, a $1.1 million, or 3.9 percent, increase from the third quarter of 2021. In the third quarter of 2022, gains on life insurance benefits of $5.3 million, increased $4.0 million from the same period in 2021. Additionally, customer-related line items decreased $0.2 million in the third quarter of 2022 compared to the third quarter of 2021. The most significant decreases in customer-related line items were in net gains and fees on sales of loans, which decreased $1.4 million due to lower mortgage origination volume, and in derivative hedge fees, which decreased $0.3 million due to the rising interest rate environment. Offsetting these decreases were increases in customer-related line items of $0.9 million in service charges on deposit accounts and $0.6 million in card payment fees, which were primarily due to the larger customer base from the Level One acquisition on April 1, 2022. The $1.6 million decline in other income is primarily due to a $1.9 million write-down of an equity investment in the third quarter of 2022. Net realized gains on sales of available for sale securities decreased $1.3 million in the third quarter of 2022 compared to the same period in 2021.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 2022, non-interest income totaled $83.8 million, a $0.3 million, or 0.4 percent, increase when compared to the same period of 2021. Customer-related line items increased $1.0 million in the first nine months of 2022 compared to the same period in 2021, with the most significant increases experienced in service charges on deposit accounts, card payment fees, fiduciary and wealth management fees and derivative hedge fees, which totaled $9.3 million. The only customer-related fee line item that experienced a decrease was net gains and fees on sales of loans, which decreased $8.3 million due to lower mortgage origination volume in the first nine months of 2022 compared to the same period in 2021, in addition to the $2.9 million gain on the portfolio mortgage loan sale that occurred in the second quarter of 2021. Gains on life insurance benefits of $5.8 million, increased $4.4 million from the same period of 2021. Net realized gains on sales of available for sale securities decreased $4.2 million in the first nine months of 2022 from the same period in 2021. Finally, a $1.9 million write-down of an equity investment in the third quarter of 2022 primarily contributed to the $1.1 million decrease in other income compared to the same period of 2021.

Details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

NON-INTEREST EXPENSE

Non-interest expense totaled $96.4 million for the third quarter of 2022, a $25.0 million, or 35.0 percent, increase from the third quarter of 2021. The Level One acquisition led to a significantly larger franchise and customer base, which resulted in increases in non-interest expense in all categories. Level One operations included $7.8 million of non-interest expenses, which primarily included $5.5 million of salaries and employee benefits and $1.0 million in net occupancy costs. In addition to the increased non-interest expense from Level One operations, acquisition-related expenses recorded in the third quarter of 2022 were $3.4 million and primarily included $1.5 million of core system processing and conversion expenses, $1.2 million in salaries and employee benefits and $368,000 of marketing expenses. In addition to the salary and benefits expense increases related to the acquisition of Level One, merit and incentive expense increases contributed to the overall $12.7 million increase in salaries and benefits for the third quarter compared to the same period of 2021. Additionally, processing expenses increased $2.0 million as loan processing expenses increased due to organic growth and card processing expenses increased due to card issuances for Level One customers and contactless card stock purchases. Other expenses for the Corporation increased $2.5 million and were driven by increased customer-related travel and entertainment expenses, higher mortgage servicing rights amortization and increased customer-related contingent losses. FDIC assessments have increased $1.3 million when compared to the third quarter of 2021 as a result of a larger balance sheet from the Level One acquisition as well as organic growth. Intangible asset amortization increased $840,000 due to the core deposit intangible and non-compete amortization related to the Level One acquisition.

During the first nine months of 2022, non-interest expense totaled $266.0 million, a $59.2 million, or 28.6 percent, increase when compared to the same period in 2021. Level One acquisition-related costs in the first nine months of 2022 totaled $16.1 million, of which $7.5 million was in professional and other outside services, $5.7 million was reflected in salaries and employee benefits, and $2.0 million in equipment expenses and outside data processing expenses. The acquisition-related expenses were primarily contract termination charges, core system conversion expenses, transaction advisory services and employee retention bonuses and severance. Additionally, $13.3 million of post-acquisition non-interest expenses related to Level One operations were recorded during the period, which primarily included $9.4 million in salaries and employee benefits and $2.2 million in net occupancy expenses. In addition to the salary and benefits expense increases related to the acquisition of Level One, merit and incentive expense increases contributed to the overall $30.0 million increase in salaries and employee benefits for the nine months ending September 30, 2022 compared to the same period of 2021. Increases in other expenses of $6.2 million in the first nine months of 2022, over the comparable period in 2021, were driven by increased customer related travel and entertainment expenses, higher customer-related contingent losses, and increased mortgage servicing rights amortization. As the Bank continues to grow both organically and via acquisition, FDIC assessments have increased $3.6 million when compared to the first nine months of 2021. Equipment and outside data processing expenses increased $3.4 million and $2.3 million, respectively, as the Corporation's investment in customer-facing digital solutions in 2022, such as online account origination, resulted in increased software costs when compared to the same period of 2021. Finally, intangible asset amortization increased $1.7 million due to the core deposit intangible and non-compete amortization related to the Level One acquisition.

Details of the acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

INCOME TAXES

Income tax expense for the third quarter of 2022 was $9.8 million on pre-tax income of $73.5 million.  For the same period in 2021, income tax expense was $9.1 million on pre-tax income of $61.8 million. The effective income tax rates for the third quarter of 2022 and 2021 were 13.3 percent and 14.7 percent, respectively.

Income tax expense for the nine months ended September 30, 2022 was $20.9 million on pre-tax income of $172.3 million.  For the same period in 2021, income tax expense was $28.3 million on pre-tax income of $186.1 million. The effective income tax rates for the nine months ended September 30, 2022 and 2021 were 12.2 percent and 15.2 percent, respectively.

The lower effective income tax rate during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 was primarily the result of an increase in tax-exempt interest income coupled with an increase in tax-exempt earnings and gains on life insurance, which are also non-taxable.

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

Preferred Stock
As part of the Level One acquisition, each outstanding share of 7.5 percent non-cumulative perpetual preferred stock, Series B, of Level One was converted into the right to receive one share of a newly created 7.5 percent non-cumulative perpetual preferred stock, Series A, of First Merchants with a liquidation preference of $2,500 per share. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation issued 10,000 shares of Series A preferred stock at the acquisition date resulting in $25.0 million of outstanding preferred stock at September 30, 2022. During the three and nine months ended, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) equal to $469,000 and $938,000, respectively. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. During the three and nine months ended September 30, 2022 and 2021, the Corporation did not repurchase any shares of its common stock pursuant to the repurchase program. As of September 30, 2022, the Corporation had approximately 2.7 million shares at an aggregate value of $74.5 million available to repurchase under the program.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2022, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of September 30, 2022 and December 31, 2021 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,823,190	12.84%	$1,490,625	10.50%	N/A	N/A
First Merchants Bank	1,767,667	12.44	1,492,462	10.50	$1,421,392	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,501,611	10.58%	$1,206,697	8.50%	N/A	N/A
First Merchants Bank	1,588,961	11.18	1,208,183	8.50	$1,137,114	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,476,611	10.40%	$993,750	7.00%	N/A	N/A
First Merchants Bank	1,588,961	11.18	994,974	7.00	$923,905	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,501,611	8.81%	$682,064	4.00%	N/A	N/A
First Merchants Bank	1,588,961	9.33	681,024	4.00	$851,280	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,582,481	13.92%	$1,193,840	10.50%	N/A	N/A
First Merchants Bank	1,453,358	12.74	1,197,515	10.50	$1,140,490	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,374,240	12.09%	$966,442	8.50%	N/A	N/A
First Merchants Bank	1,309,685	11.48	969,417	8.50	$912,392	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,327,634	11.68%	$795,893	7.00%	N/A	N/A
First Merchants Bank	1,309,685	11.48	798,343	7.00	$741,319	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,374,240	9.30%	$590,758	4.00%	N/A	N/A
First Merchants Bank	1,309,685	8.88	589,994	4.00	$737,493	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At September 30, 2022 and December 31, 2021, risk-weighted assets included $11.2 million and $106.6 million, respectively, of PPP loans at a zero risk weight.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures are detailed in the following table for the periods indicated.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$1,906,666	$1,995,125	$1,912,571	$1,896,393
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	314,089	312,020	(55,113)	(57,352)
Less: Preferred Stock	(25,125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	25,000	—	46,606	—
Less: Disallowed Goodwill and Intangible Assets	(740,780)	(740,332)	(564,002)	(563,554)
Add: Modified CECL Transition Amount	23,028	23,028	34,542	34,542
Less: Disallowed Deferred Tax Assets	(1,267)	(755)	(239)	(219)
Total Tier 1 Capital (Regulatory)	1,501,611	1,588,961	1,374,240	1,309,685
Qualifying Subordinated Debentures	143,089	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	178,490	178,706	143,241	143,673
Total Risk-Based Capital (Regulatory)	$1,823,190	$1,767,667	$1,582,481	$1,453,358

Net Risk-Weighted Assets (Regulatory)	$14,196,430	$14,213,921	$11,369,907	$11,404,902
Average Assets (Regulatory)	$17,051,604	$17,025,603	$14,768,956	$14,749,855

Total Risk-Based Capital Ratio (Regulatory)	12.84%	12.44%	13.92%	12.74%
Tier 1 Capital to Risk-Weighted Assets	10.58%	11.18%	12.09%	11.48%
Tier 1 Capital to Average Assets	8.81%	9.33%	9.30%	8.88%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,501,611	$1,588,961	$1,374,240	$1,309,685
Less: Qualified Capital Securities	(25,000)	—	(46,606)	—
CET1 Capital (Regulatory)	$1,476,611	$1,588,961	$1,327,634	$1,309,685

Net Risk-Weighted Assets (Regulatory)	$14,196,430	$14,213,921	$11,369,907	$11,404,902
CET1 Capital Ratio (Regulatory)	10.40%	11.18%	11.68%	11.48%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

In management's view, certain non-GAAP financial measures, when taken together with the corresponding GAAP financial measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP financial measures and ratios in assessing our operating results, related trends and when forecasting future periods. However, these non-GAAP financial measures should be considered in addition to, and not a substitute for or preferable to, financial measures and ratios presented in accordance with GAAP.

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 6.66 percent at September 30, 2022, and 9.01 percent at December 31, 2021. The decrease in tangible common equity and tangible assets is primarily due to the decline in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2021, the available for sale portfolio had a net unrealized gain of $75.9 million compared to a net unrealized loss of $392.5 million at September 30 2022. This decline in value is due to interest rate changes and not due to credit quality.

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but retain the effect of accumulated other comprehensive gains (losses) in shareholder's equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at September 30, 2022 and December 31, 2021.

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

At September 30, 2022, non-performing loans totaled $43.7 million, an increase of 312,000 from December 31, 2021. Non-accrual loans totaled $43.5 million at September 30, 2022, an increase of $446,000 from December 31, 2021.

Other real estate owned and repossessions, totaling $6.5 million at September 30, 2022, increased $5.9 million from December 31, 2021. The increase is primarily related to a student housing property with a carrying value of $5.8 million. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Non-Performing Assets:
Non-accrual loans	$43,508	$43,062
Renegotiated loans	195	329
Non-performing loans (NPL)	43,703	43,391
OREO and Repossessions	6,454	558
Non-performing assets (NPA)	50,157	43,949
Loans 90-days or more delinquent and still accruing	764	963
NPAs and loans 90-days or more delinquent	$50,921	$44,912

The non-accrual balances in the table above include troubled debt restructures totaling $11.7 million and $13.7 million as of September 30, 2022 and December 31, 2021, respectively. The total balance for both periods is primarily related to one loan that became a troubled debt restructure in 2021 and had a balance of $10.7 million as of September 30, 2022.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$3,086	$8,273
Agricultural land, production and other loans to farmers	57	631
Real estate loans:
Construction	570	885
Commercial real estate, non-owner occupied	26,125	23,125
Commercial real estate, owner occupied	4,997	432
Residential	11,305	9,723
Home equity	4,771	1,840
Individuals' loans for household and other personal expenditures	10	3
Non-performing assets and loans 90-days or more delinquent:	$50,921	$44,912

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CARES Act, as amended by the 2021 CAA, allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. At September 30, 2022, the Corporation did not have any outstanding COVID modifications, compared to $15.4 million on 14 loans at September 30, 2021.

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

The Corporation’s total loan balance increased $2.4 billion from December 31, 2021 to $11.7 billion at September 30, 2022. The acquisition of Level One added $1.6 billion to the total loan balance. PPP loans accounted for $11.2 million of the total loan balance at September 30, 2022 and $106.6 million at December 31, 2021. At September 30, 2022, the allowance for credit losses totaled $226.7 million, which represents an increase of $31.3 million from December 31, 2021. The acquisition of Level One added $16.6 million in allowance for PCD loans and an additional $14.0 million in provision for credit losses on non-PCD loans. As a percentage of loans, the allowance for credit losses was 1.94 percent at September 30, 2022 compared to 2.11 percent at December 31, 2021.

The extent to which COVID-19 continues to impact the Corporation’s loan portfolio will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the pandemic, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions resume. The impact on the Corporation's loan portfolio appears to be slowly receding. The Corporation deems the current estimate for loan portfolio credit exposure as appropriate.

There was no provision for credit losses for the three months ended September 30, 2022 and $16.8 million in provision for the nine months ended September 30, 2022. The provision is entirely due to the acquisition of Level One. There was no provision for the three and nine months ended September 30, 2021. Net recoveries totaling $427,000 and $751,000, respectively, were recognized for the three and nine months ended September 30, 2022. Net recoveries totaling $197,000 and net charge offs of $4.7 million were recognized for the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2022, there were no individual charge-offs greater than $500,000. For the three months ended September 30, 2022, there was one individual recovery greater than $500,000 that totaled $515,000. For the nine months ended September 30, 2022, there were two individual recoveries greater than $500,000 that totaled $1.2 million. For the three months ended September 30, 2021, there were no individual charge-offs or recoveries greater than $500,000. For the nine months ended September 30, 2021, there were no individual recoveries greater than $500,000, but there were three individual charge-offs greater than $500,000 that totaled $4.3 million. The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2022 and 2021 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Net charge-offs (recoveries):
Commercial and industrial loans	$225	$14	$239	$618
Agricultural land, production and other loans to farmers	—	(81)	(4)	(57)
Real estate loans:
Construction	(824)	4	(824)	5
Commercial real estate, non-owner occupied	(171)	(232)	(68)	3,263
Commercial real estate, owner occupied	(16)	(23)	(905)	633
Residential	(77)	(73)	(55)	(72)
Home equity	264	63	235	106
Individuals' loans for household and other personal expenditures	172	131	631	235
Total net charge-offs (recoveries)	$(427)	$(197)	$(751)	$4,731

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.0 billion at September 30, 2022, a decrease of $360.6 million, or 15.4 percent, from December 31, 2021.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $6.4 million at September 30, 2022. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At September 30, 2022, total borrowings from the FHLB were $643.8 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2022 was $802.4 million.

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

The following table presents the Corporation's material cash requirements from known contractual and other obligations at September 30, 2022:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$13,589,440	$—	$13,589,440
Certificates and other time deposits	706,955	138,430	845,385
Securities sold under repurchase agreements	194,482	—	194,482
Federal Home Loan Bank advances	430,097	213,672	643,769
Federal Funds Purchased	185,000	—	185,000
Subordinated debentures and term loans	1,200	150,101	151,301
Total	$15,107,174	$502,203	$15,609,377

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

Summarized credit-related financial instruments at September 30, 2022 are as follows:

(Dollars in Thousands)	September 30, 2022
Amounts of commitments:
Loan commitments to extend credit	$4,764,847
Standby and commercial letters of credit	43,239
$4,808,086

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2022, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2022 and December 31, 2021, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2022 and December 31, 2021. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2022	December 31, 2021
Rising 200 basis points from base case	2.4%	1.4%
Falling 100 basis points from base case	(3.0)%	(0.9)%

EARNING ASSETS

The following table presents the earning asset mix as of September 30, 2022 and December 31, 2021. Earning assets increased by $1.9 billion during the nine months ended September 30, 2022. The April 1, 2022 acquisition of Level One contributed to increases in several categories. Additional details of the Level One acquisition can be found in NOTE 2. ACQUISITIONS, of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Interest bearing deposits decreased $294.6 million from December 31, 2021 to September 30, 2022 as excess liquidity was used to fund organic loan growth.

Total investment securities decreased $229.6 million from December 31, 2021. The net unrealized gain on the Corporation's available for sale investment securities portfolio of $75.9 million at December 31, 2021 changed to a net unrealized loss of $392.5 million as of September 30, 2022. The change to a net unrealized loss position was due to changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's total loan portfolio increased $2.4 billion from December 31, 2021. As of September 30, 2022, the Corporation's PPP loan portfolio, which included PPP loans from Level One, were primarily in the commercial and industrial loans class and totaled $11.2 million, a decrease of $138.8 million from the December 31, 2021 balance of $106.6 million plus the additional $43.5 million from Level One. Excluding the decline in PPP loans and the effect of Level One's acquired loans at acquisition date, the Corporation experienced organic loan growth of $923.9 million, or 13.5 percent on an annualized basis since December 31, 2021. The loan classes that experienced the largest increases from December 31, 2021 were residential real estate, commercial and industrial loans, construction real estate, commercial real estate (owner occupied) and commercial real estate (non-owner occupied). Agricultural land, production and other loans to farmers was the only loan class that experienced a decrease from December 31, 2021. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Federal Home Loan Bank Stock increased $9.3 million from December 31,2021. The Level One acquisition contributed $11.7 million to the increase which was decreased by the Corporation repurchase of excess stock of $2.4 million.

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Interest-bearing deposits	$179,593	$474,154
Investment securities available for sale	1,983,972	2,344,551
Investment securities held to maturity, net of allowance for credit losses of $245,000 and $245,000	2,310,796	2,179,802
Loans held for sale	25,394	11,187
Loans	11,650,002	9,241,861
Federal Home Loan Bank stock	38,056	28,736
Total	$16,187,813	$14,280,291

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July, 2022	—	$—	—	2,686,898
August, 2022	36,939	$41.19	—	2,686,898
September, 2022	1,708	$39.69	—	2,686,898
Total	38,647		—

(1) During the three months ended September 30, 2022, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The share repurchases in August and September 2022 represent shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below..

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

First Merchants Corporation
(Registrant)

November 9, 2022	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

November 9, 2022	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)