Form 10-K
period 2022-12-31
FIRST MERCHANTS CORP
filed 2023-03-01
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
☒ ANNUAL REP ORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $2,103,712,000 as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2022).

As of February 23, 2023 there were 59,640,348 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 10, 2023

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

2021 CAA	The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, provided the annual funding for the federal government and also contained several rules giving further COVID-19 relief
ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AOCI	Accumulated Other Comprehensive Income
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BHC Act	Bank Holding Company Act of 1956
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CME Term SOFR	A forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited.
Corporation	First Merchants Corporation
COVID or COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Impact Payments	Economic stimulus payments of up to $1,200 per adult and $500 per child, subject to eligibility requirements and certain limitations, as established under the CARES Act and distributed by the IRS.
ERISA	Employee Retirement Income Security Act of 1974
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
Hoosier	Hoosier Trust Company, which was acquired by the Bank on April 1, 2021
Indiana DFI	Indiana Department of Financial Institutions
Interagency Statement	Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus issued by banking regulators on March 22, 2020
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
LIBOR Act	Adjustable Interest Rate (LIBOR) Act enacted on March 15, 2022
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019.
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
PCD	Purchased credit deteriorated loans
RSA	Restricted Stock Awards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Funding Rate
TEFRA	Tax Equity and Fiscal Responsibility Act. The TEFRA disallowance reduces the amount of interest expense an entity may deduct for the purpose of carrying tax-free investment securities.
Treasury	U.S. Department of Treasury

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

As of December 31, 2022, the Corporation had consolidated assets of $17.9 billion, consolidated deposits of $14.4 billion and stockholders’ equity of $2.0 billion.

HUMAN CAPITAL

As of December 31, 2022, the Corporation and its subsidiaries had 2,124 full-time equivalent employees. Our stated mission to be the most attentive, knowledgeable, and high performing bank requires a dedicated and talented team of colleagues to succeed. Our employees prepare, every day, to deliver a customer and colleague experience that grows the Corporation. We seek to attract, retain and develop a team of diverse, committed colleagues who are capable of delivering a whole-bank delivery approach. And, we promote a work culture of development, growth, internal promotion and career pathing as expressed in Our Team statement:

We are a collection of dynamic colleagues with diverse experiences and perspectives who share a passion for positively impacting lives. We are genuinely committed to attracting and engaging teammates of diverse backgrounds. We believe in the power of inclusion and belonging.

Best Places to Work / Employer of Choice: The Bank will continue to participate in the Best Places to Work surveys in the four states we operate. We constantly strive to be an employer of choice. Onboarding, training, talent assessment and development, career conversations, development planning and a culture of pride in high performance help us achieve employer of choice status. Trust, respect, integrity and commitment are at the core of our success. A significant event in 2022 was the adoption of a Human and Workforce Rights Policy.

Employee Engagement: Our biennial Employee Engagement Survey is conducted by a third-party vendor for confidentiality and anonymity and for increased candid feedback. Results show consistently strong employee engagement with over 70 percent of our employees considered to be “highly engaged.” Our response rates are high (88 percent) with the survey results providing valuable feedback that helps managers promote work satisfaction and high contribution.

Education Assistance: First Merchants offers an education assistance program that supports full- and part-time colleagues as they seek degree programs that will help them advance their careers. In 2022, over 50 employees participated in this program.

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

Diversity, Equity and Inclusion: We believe in attracting, retaining, and promoting a diverse workforce. Diversity, Equity and Inclusion ("DEI") initiatives are aimed at promoting the career growth and engagement of all First Merchants employees. We continue that work through our highest profile employee resource groups ("ERGs"), First Women Connections and People of Color ERGs, by promoting the development and career growth of those employees. In 2022, we launched two additional ERGs - Pride and Emerging Professionals. Additionally, we have created a DEI Employee Community, which hosts bi-weekly calls that are attended by over 150 employees. Our DEI Steering Committee provides guidance on all DEI efforts.

Talent Assessment, Succession Planning and Career Path: Over 1,000 of our employees participated in our annual Calibration Process (9 Box Talent Assessment) with the goal of identifying specific development action plans to help retain employees with high potential and performance, increase job satisfaction and improve productivity. Talent calibration supports succession and career planning for the Corporation.

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

ACQUISITION AND DIVESTITURE POLICY

The Corporation anticipates that it will continue its policy of geographic expansion of its banking business through the acquisition of banks whose operations are consistent with its banking philosophy.  Management routinely explores opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of the Corporation's services and customer base. Future acquisitions and divestitures will be driven by a disciplined financial evaluation process and will be consistent with the Corporation's strategy of community banking, client relationships and consistent quality earnings. As with previous acquisitions, the consideration paid in future acquisitions may be in the form of cash or First Merchants common stock, or a combination thereof. The amount and structure of such consideration is based on reasonable growth, synergies and economies of scale and a thorough analysis of the impact on both long- and short-term financial results. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per share may occur in connection with any future transaction. The Corporation's ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon the Corporation's bank regulators' views at the time as to the capital levels, quality of management and the Corporation's overall condition, and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.

On April 1, 2022, the Corporation acquired 100 percent of Level One Bancorp, Inc. ("Level One"). Level One was headquartered in Farmington Hills, Michigan and had 17 banking centers serving the Michigan market. Pursuant to the merger agreement, each common shareholder of Level One received, for each outstanding share of Level One common stock held, (a) a 0.7167 share of the Corporation's common stock, and (b) a cash payment of $10.17. The Corporation issued 5.6 million shares of common stock and paid $79.3 million in cash in exchange for all outstanding shares of Level One common stock. Additionally, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. As part of the preferred stock exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One Series B preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock (Nasdaq: FRMEP). Details of the Level One acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Basel III permits banks with less than $15 billion in assets to continue to treat trust preferred securities as tier 1 capital. This treatment is permanently grandfathered as tier 1 capital even if the Corporation should ever exceed $15 billion in assets due to organic growth but not following certain mergers or acquisitions. As a result, while the Corporation’s total assets exceeded $15 billion as of December 31, 2021, the Corporation has continued to treat its trust preferred securities as tier 1 capital as of such date. However, under certain amendments to the “transition rules” of Basel III, if a bank holding company that held less than $15 billion of assets as of December 31, 2009 (which would include the Corporation) acquires a bank holding company with under $15 billion in assets at the time of acquisition (which would include Level One), and the resulting organization has total consolidated assets of $15 billion or more as reported on the resulting organization’s call report for the period in which the transaction occurred, the resulting organization must begin reflecting its trust preferred securities as tier 2 capital at such time. As a result, effective with the April 1, 2022 consummation of the Level One merger, the Corporation began reflecting all of its trust preferred securities as tier 2 capital.

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

In April 2020, federal banking regulators modified the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program by allowing PPP loans to receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, tier 1 and Total Risk-Based capital ratios. At December 31, 2022, risk-weighted assets included $4.7 million of PPP loans at a zero risk weight. See “- COVID-19 and Related Legislative and Regulatory Actions” below for additional information on the PPP.

The following are the Corporation’s regulatory capital ratios as of December 31, 2022:

	Corporation	Basel III Minimum Capital Required (1)
Total risk-based capital to risk-weighted assets	13.08%	10.50%
Tier 1 capital to risk-weighted assets	10.83%	8.50%
Common equity tier 1 capital to risk-weighted assets	10.65%	7.00%
Tier 1 capital to average assets	9.10%	4.00%

(1) The Basel III Minimum Capital Required are inclusive of the 2.5 percent capital conservation buffer where applicable.

Impact of CECL Implementation on Regulatory Capital

As discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the FASB issued the “current expected credit losses” (“CECL”) accounting standard in 2016 to address concerns relating to the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the CECL model. While the original implementation date of the CECL model was January 1, 2020, the CARES Act and a related joint statement of federal banking regulators provided financial institutions with optional temporary relief from having to comply with implementation of the CECL standard. This temporary relief was set to expire on December 31, 2020. However, the 2021 Consolidated Appropriations Act (the “2021 CAA”), which was signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to, effectively, January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the 2021 CAA, the Corporation elected to adopt CECL on January 1, 2021. As a result, while the Corporation has utilized the CECL standard for both 2022 and 2021, its 2020 financial statements have been prepared under the incurred loss model.

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

The Consumer Financial Protection Bureau (“CFPB”), an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. As the quarter ended December 31, 2019 was the fourth consecutive quarter that the Bank reported assets exceeding $10 billion, effective as of the beginning of the second quarter of 2020, the Bank and its affiliates became subject to CFPB supervisory and enforcement authority. See “- Dodd-Frank Wall Street Reform and Consumer Protection Act” and “- Consumer Financial Protection” below for additional information.

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

There are five capital categories defined in the regulations, ranging from “well capitalized” to “critically undercapitalized”. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and common equity tier 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

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

PART I: ITEM 1. BUSINESS

As of December 31, 2022, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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
•limitations on the Corporation’s ability to raise additional capital through the use of trust preferred securities, as new issuances of these securities can no longer be included as tier 1 capital;
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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. In particular, the asset threshold at which banks are subject to annual company-run stress tests were increased from $10 billion to $250 billion under the Economic Growth Act. As a result, the Corporation and the Bank are not subject to the Dodd-Frank Act stress testing requirements.

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

As the Corporation's assets exceeded $10 billion during the quarter ended March 31, 20, compliance with the Durbin Amendment began July 1, 2020 (six quarters after exceeding $10 billion in total assets). For the last six months of 2020, compliance with the Durbin Amendment resulted in a material reduction of interchange fee income paid by merchants when debit cards were used as a source of payment.

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

Dividend Limitations

The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2022, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $288,725,000.

Brokered Deposits

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors. The Corporation and the Bank were well capitalized as of December 31, 2022.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing investment in and credit to low- and moderate-income individuals and small businesses in those communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. These ratings are outstanding, satisfactory, needs to improve or substantial noncompliance. During its last examination, a rating of satisfactory was received by the Bank.

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

The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank has a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of their BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. The Bank is also required to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information.

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

PART I: ITEM 1. BUSINESS

COVID-19 and Related Legislative and Regulatory Actions

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response to the COVID-19 outbreak in January 2020, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, took a series of actions to provide emergency economic relief measures including, among others, the following:

Paycheck Protection Program. The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The application period for new PPP loans ended May 31, 2021. The vast majority of the Bank’s PPP loans made in 2020 had two-year maturities, while the loans made in 2021 had five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. Consistent with the terms of the program, virtually all of the Corporation's PPP loans have been forgiven by the SBA. As of December 31, 2022, the Corporation had $4.7 million of PPP loans outstanding compared to the December 31, 2021 balance of $106.6 million.

Loan Modifications and Troubled Debt Restructures. The CARES Act, as amended by the 2021 CAA, allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. The Corporation did not have any COVID-19 modifications outstanding as of December 31, 2022 or 2021.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2022			2021			2020
Assets:
Interest-bearing deposits	$296,863	$2,503	0.84%	$521,637	$634	0.12%	$319,686	$938	0.29%
Federal Home Loan Bank stock	35,580	1,176	3.31	28,736	597	2.08	28,736	1,042	3.63
Investment Securities: (1)
Taxable	2,056,586	38,354	1.86	1,751,910	29,951	1.71	1,282,827	24,440	1.91
Tax-exempt (2)	2,653,611	85,292	3.21	2,106,180	70,039	3.33	1,440,913	53,596	3.72
Total investment securities	4,710,197	123,646	2.63	3,858,090	99,990	2.59	2,723,740	78,036	2.87
Loans held for sale	14,715	692	4.70	19,190	747	3.89	18,559	781	4.21
Loans: (3)
Commercial (6)	7,877,271	380,621	4.83	6,818,968	276,368	4.05	6,755,215	286,773	4.25
Real estate mortgage	1,471,802	51,853	3.52	916,314	34,783	3.80	889,083	40,002	4.50
Installment	785,520	37,302	4.75	683,925	26,111	3.82	718,815	30,708	4.27
Tax-exempt (2)	793,743	31,803	4.01	732,253	27,987	3.82	669,483	27,194	4.06
Total loans	10,943,051	502,271	4.59	9,170,650	365,996	3.99	9,051,155	385,458	4.26
Total earning assets	15,985,691	629,596	3.94%	13,579,113	467,217	3.44%	12,123,317	465,474	3.84%
Total non-earning assets	1,234,311			1,251,284			1,342,952
Total Assets	$17,220,002			$14,830,397			$13,466,269
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$5,206,131	$32,511	0.62%	$4,769,482	$14,512	0.30%	$4,009,566	$20,239	0.50%
Money market deposit accounts	2,915,397	19,170	0.66	2,351,803	3,203	0.14	1,769,478	7,810	0.44
Savings deposits	1,927,122	5,019	0.26	1,754,972	1,886	0.11	1,534,069	3,641	0.24
Certificates and other time deposits	881,176	6,239	0.71	783,733	3,718	0.47	1,346,967	20,050	1.49
Total interest-bearing deposits	10,929,826	62,939	0.58	9,659,990	23,319	0.24	8,660,080	51,740	0.60
Borrowings	888,392	21,864	2.46	639,791	12,633	1.97	768,238	14,641	1.91
Total interest-bearing liabilities	11,818,218	84,803	0.72	10,299,781	35,952	0.35	9,428,318	66,381	0.70
Noninterest-bearing deposits	3,268,417			2,516,241			2,068,026
Other liabilities	160,922			147,743			144,790
Total Liabilities	15,247,557			12,963,765			11,641,134
Stockholders' Equity	1,972,445			1,866,632			1,825,135
Total Liabilities and Stockholders' Equity	$17,220,002	84,803		$14,830,397	35,952		$13,466,269	66,381
Net Interest Income (FTE)		$544,793			$431,265			$399,093
Net Interest Spread (FTE) (4)			3.22%			3.09%			3.14%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.94%			3.44%			3.84%
Interest Expense / Average Earning Assets			0.53%			0.26%			0.55%
Net Interest Margin (FTE) (5)			3.41%			3.18%			3.29%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2022, 2021 and 2020. These totals equal $24,590, $20,585 and $16,966, respectively.

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

(6) Commercial loans included $4.7 million, $106.6 million and $667.1 million of Paycheck Protection Program ("PPP") loans at December 31, 2022, 2021 and 2020, respectively.

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

	2022 Compared to 2021 Increase (Decrease) Due To			2021 Compared to 2020 Increase (Decrease) Due To			2020 Compared to 2019 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$(383)	$2,252	$1,869	$412	$(716)	$(304)	$1,467	$(4,754)	$(3,287)
Federal Home Loan Bank stock	166	413	579	—	(445)	(445)	151	(479)	(328)
Investment securities	22,353	1,303	23,656	29,977	(8,023)	21,954	18,895	(8,744)	10,151
Loans held for sale	(193)	138	(55)	26	(60)	(34)	7	(6)	1
Loans	76,919	59,411	136,330	4,223	(23,651)	(19,428)	65,095	(84,648)	(19,553)
Totals	98,862	63,517	162,379	34,638	(32,895)	1,743	85,615	(98,631)	(13,016)
Interest Expense:
Interest-bearing deposit accounts	1,440	16,559	17,999	3,344	(9,071)	(5,727)	8,341	(22,023)	(13,682)
Money market deposit accounts	941	15,026	15,967	1,997	(6,604)	(4,607)	3,951	(10,252)	(6,301)
Savings deposits	202	2,931	3,133	465	(2,220)	(1,755)	1,832	(7,655)	(5,823)
Certificates and other time deposits	508	2,013	2,521	(6,211)	(10,121)	(16,332)	(5,896)	(8,143)	(14,039)
Borrowings	5,649	3,582	9,231	(2,521)	513	(2,008)	2,911	(5,430)	(2,519)
Totals	8,740	40,111	48,851	(2,926)	(27,503)	(30,429)	11,139	(53,503)	(42,364)
Change in net interest income (fully taxable equivalent basis)	$90,122	$23,406	113,528	$37,564	$(5,392)	32,172	$74,476	$(45,128)	29,348
Tax equivalent adjustment using marginal rate of 21% for 2022, 2021 and 2020			(4,005)			(3,619)			(3,881)
Change in net interest income			$109,523			$28,553			$25,467

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

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
U.S. Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
U.S. Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

PART I: ITEM 1. BUSINESS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2020
U.S. Government-sponsored agency securities	$43,437	$1,571	$—	$45,008
State and municipal	1,168,711	89,420	246	1,257,885
U.S. Government-sponsored mortgage-backed securities	591,210	20,984	103	612,091
Corporate obligations	4,031	104	—	4,135
Total available for sale	$1,807,389	$112,079	$349	$1,919,119

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity at the dates indicated.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2020
U.S. Government-sponsored agency securities	$145,398	$—	$145,398	$347	$220	$145,525
State and municipal	619,927	—	619,927	34,978	32	654,873
U.S. Government-sponsored mortgage-backed securities	460,843	—	460,843	17,552	—	478,395
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$1,227,668	$—	$1,227,668	$52,877	$252	$1,280,293

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

PART I: ITEM 1. BUSINESS

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of December 31, 2022, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses on investments securities remained unchanged at $245,000 as of December 31, 2022.

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2022		2021		2020
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$38,525	3.1%	$28,736	2.1%	$28,736	3.6%
Total	$38,525	3.1%	$28,736	2.1%	$28,736	3.6%

The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2022, 2021 or 2020 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation's stockholders' equity at those dates. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2022 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2022
U.S. Treasury	$1,171	3.6%	$1,288	2.4%	$—	—%
U.S. Government-sponsored agency securities	375	2.7%	467	2.3%	8,616	1.4%
State and municipal	1,263	3.2%	9,510	2.9%	140,419	3.5%
Corporate obligations	—	—%	—	—%	12,176	4.3%
	$2,809	3.3%	$11,265	2.9%	$161,211	3.4%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Treasury	$—	—%	$—	—%	$2,459	3.0%
U.S. Government-sponsored agency securities	92,504	2.3%	—	—%	101,962	2.3%
State and municipal	1,200,568	3.3%	—	—%	1,351,760	3.3%
U.S. Government-sponsored mortgage-backed securities	—	—%	508,273	2.3%	508,273	2.3%
Corporate obligations	31	—%	—	—%	12,207	4.3%
	$1,293,103	3.2%	$508,273	2.3%	$1,976,661	3.0%

PART I: ITEM 1. BUSINESS

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$—	—%	$40,991	1.6%	$59,540	1.2%
State and municipal	13,697	4.5%	38,206	4.1%	87,538	3.6%
Foreign investment	—	—%	1,500	3.5%	—	—%
	$13,697	4.5%	$80,697	2.8%	$147,078	2.6%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$291,715	1.6%	$—	—%	$392,246	1.5%
State and municipal	978,111	3.0%	—	—%	1,117,552	3.1%
U.S. Government-sponsored mortgage-backed securities	—	—%	776,074	2.6%	776,074	2.6%
Foreign investment	—	—%	—	—%	1,500	3.5%
	$1,269,826	2.6%	$776,074	2.6%	$2,287,372	2.6%

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

LOAN PORTFOLIO

Loans are generated from customers primarily in Indiana, Illinois, Ohio, and Michigan and are typically secured by specific items of collateral, including real property, consumer assets, and business assets. The following table shows the composition of the Corporation’s loan portfolio by collateral classification, including purchased credit deteriorated loans, for the years indicated:

	2022		2021		2020		2019		2018
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans	$3,437,126	28.6%	$2,714,565	29.4%	$2,776,699	30.0%	$2,109,879	24.9%	$1,726,664	23.9%
Agricultural land, production and other loans to farmers	241,793	2.0	246,442	2.7	281,884	3.0	334,172	4.0	334,325	4.6
Real estate loans:
Construction	835,582	6.9	523,066	5.7	484,723	5.2	787,568	9.3	545,729	7.5
Commercial real estate, non-owner occupied	2,407,475	20.1	2,135,459	23.1	2,220,949	24.0	1,902,692	22.4	1,865,544	25.9
Commercial real estate, owner occupied	1,246,528	10.4	986,720	10.7	958,501	10.4	909,695	10.8	724,637	10.0
Residential	2,096,655	17.5	1,159,127	12.5	1,234,741	13.4	1,143,217	13.5	966,421	13.4
Home equity	630,632	5.3	523,754	5.7	508,259	5.5	588,984	7.0	528,157	7.3
Individuals' loans for household and other personal expenditures	175,211	1.4	146,092	1.5	129,479	1.5	135,989	1.6	99,788	1.4
Public finance and other commercial loans	932,892	7.8	806,636	8.7	647,939	7.0	547,114	6.5	433,202	6.0
Loans	12,003,894	100.0%	9,241,861	100.0%	9,243,174	100.0%	8,459,310	100.0%	7,224,467	100.0%
Allowance for loan/credit losses	(223,277)		(195,397)		(130,648)		(80,284)		(80,552)
Net Loans	$11,780,617		$9,046,464		$9,112,526		$8,379,026		$7,143,915

As of December 31, 2022, the Corporation had $4.7 million of Paycheck Protection Program ("PPP") loans compared to the December 31, 2021 and 2020 balances of $106.6 million and $667.1 million, respectively. PPP loans are included in the commercial and industrial loan class. Public finance and other commercial loans is primarily comprised of loans secured by states and political subdivisions in the United States.

At December 31, 2022, 2021, 2020, 2019, and 2018, the remaining fair value discount on acquired loans was $31.3 million, $10.9 million, $23.0 million, $36.6 million, and $30.1 million, respectively.

PART I: ITEM 1. BUSINESS

LOAN MATURITIES

Presented in the table below are the maturities of loans outstanding as of December 31, 2022, by collateral classification. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates. The tables classify variable rate loans pursuant to the contractual repricing dates of the underlying loans, while fixed rate loans are classified by contractual maturity date.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$2,734,276	$434,126	$268,724	$3,437,126
Agricultural land, production and other loans to farmers	89,838	98,828	53,127	241,793
Real estate loans:
Construction	698,210	22,764	114,608	835,582
Commercial real estate, non-owner occupied	1,559,106	617,720	230,649	2,407,475
Commercial real estate, owner occupied	472,502	571,800	202,226	1,246,528
Residential	101,370	245,767	1,749,518	2,096,655
Home Equity	610,640	10,255	9,737	630,632
Individuals' loans for household and other personal expenditures	69,432	75,742	30,037	175,211
Public finance and other commercial loans	38,177	21,842	872,873	932,892
Total	$6,373,551	$2,098,844	$3,531,499	$12,003,894

(Dollars in Thousands)	Maturing 1-5 Years	Maturing Over 5 Years
Loans maturing after one year with:
Fixed rate	$1,406,121	$2,956,205
Variable rate	692,723	575,294
Total	$2,098,844	$3,531,499

NON-PERFORMING ASSETS

The table below summarizes non-performing assets for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2022	2021	2020	2019	2018
Non-performing assets:
Non-accrual loans	$42,324	$43,062	$61,471	$15,949	$26,148
Renegotiated loans	224	329	3,240	841	1,103
Non-performing loans (NPL)	42,548	43,391	64,711	16,790	27,251
OREO and Repossessions	6,431	558	940	7,527	2,179
Non-performing assets (NPA)	48,979	43,949	65,651	24,317	29,430
Loans 90-days or more delinquent and still accruing	1,737	963	746	69	1,855
NPAs and loans 90-days or more delinquent	$50,716	$44,912	$66,397	$24,386	$31,285

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

At December 31, 2022, non-accrual loans totaled $42.3 million, a decrease of $738,000 from December 31, 2021. At December 31, 2022, 2021, 2020, 2019, and 2018, non-accrual loans include assets acquired of $8.2 million, $3.2 million, $7.9 million, $3.7 million, and $0, respectively.

Other real estate owned ("OREO") at December 31, 2022 increased $5.9 million from the December 31, 2021 balance of $558,000. The increase is primarily related to one loan with a balance of $5.8 million. At December 31, 2022, 2021 and 2020, OREO did not include any acquired assets. OREO did include assets that were acquired from MBT of $136,000 as of December 31, 2019. OREO did not include any assets acquired as of the year ended 2018.

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

PART I: ITEM 1. BUSINESS

For the year ended December 31, 2022, interest income of $3.0 million was recognized on the non-accruing and renegotiated loans listed in the table above, whereas interest income of $3.2 million would have been recognized under their loan terms.

In addition to the loans discussed above, management also identified commercial loans totaling $411.6 million as of December 31, 2022 that were deemed to be risk graded criticized. Comparatively, commercial loans risk graded criticized at December 31, 2021 totaled $369.5 million. A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse.

See additional information regarding loan credit quality in the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes the credit loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2022	2021	2020	2019	2018
Allowance for credit losses:
Balances, January 1	$195,397	$130,648	$80,284	$80,552	$75,032
Impact of adopting ASC 326		74,055	—	—	—
Balances, January 1, 2021 Post-ASC 326 adoption	195,397	204,703	80,284	80,552	75,032
Charge-offs:
Commercial (1)	(1,215)	(5,849)	(8,536)	(1,732)	(2,316)
Commercial real estate (2)	(3,017)	(4,533)	(313)	(3,675)	(2,741)
Construction	—	(6)	—	—	—
Consumer	—	—	(643)	(569)	(749)
Residential	—	—	(993)	(645)	(2,177)
Consumer & Residential	(2,369)	(1,496)	—	—	—
Total Charge-offs	(6,601)	(11,884)	(10,485)	(6,621)	(7,983)
Recoveries:
Commercial (1)	872	724	819	1,244	2,456
Commercial real estate (2)	1,096	580	431	1,289	2,525
Construction	863	1	—	—	—
Consumer	—	—	260	401	302
Residential	—	—	666	619	993
Consumer & Residential	1,096	1,273	—	—	—
Total Recoveries	3,927	2,578	2,176	3,553	6,276
Net Charge-offs	(2,674)	(9,306)	(8,309)	(3,068)	(1,707)
Provisions for credit losses	—	—	58,673	2,800	7,227
CECL Day 1 non-PCD provision for credit losses	13,955	—	—	—	—
CECL Day 1 PCD ACL	16,599	—	—	—	—
Balance at December 31	$223,277	$195,397	$130,648	$80,284	$80,552
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.10%	0.09%	0.04%	0.02%

(1) Category includes commercial and industrial, agricultural land, production and other loans to farmers, and other commercial loans.

(2) Category includes commercial real estate, non-owner occupied and commercial real estate, owner occupied.

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

	2022		2021		2020		2019		2018
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$102,216	38.4%	$69,935	40.8%	$47,115	37.9%	$32,902	32.5%	$32,657	31.1%
Commercial real estate	46,839	30.4%	60,665	33.8%	51,070	41.8%	28,778	45.4%	29,609	46.8%
Construction	28,955	7.0%	20,206	5.6%	—	—%	—	—%	—	—%
Consumer	—	—%	—	—%	9,648	1.4%	4,035	1.6%	3,964	1.4%
Residential	—	—%	—	—%	22,815	18.9%	14,569	20.5%	14,322	20.7%
Consumer & Residential	45,267	24.2%	44,591	19.8%	—	—%	—	—%	—	—%
Totals	$223,277	100.0%	$195,397	100.0%	$130,648	100.0%	$80,284	100.0%	$80,552	100.0%

The allowance for credit losses increased $27.9 million during the twelve months ended December 31, 2022. The allowance increased primarily due to $16.6 million of allowance for credit losses on PCD loans acquired in the Level One acquisition established through accounting adjustments on the acquisition date. In addition, a provision of $14.0 million was recorded to establish an allowance for credit losses on non-PCD loans acquired in the Level One acquisition. These increases in the allowance were offset by net charge offs of $2.7 million for the twelve months ended December 31, 2022.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2022, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans: Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings.

CREDIT LOSS CHARGE-OFF PROCEDURES

The Corporation maintains an allowance to cover estimated credit losses in its loan portfolio. The allowance is increased by the provision for credit losses and decreased by charge-offs less recoveries. All charge-offs are approved by the senior loan officers or loan committees, depending on the amount of the charge-off and are reported to the Risk and Credit Policy Committee of the Board of Directors. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible.

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

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2022, 2021 and 2020 are presented in the Part I. Item I. Business section titled "DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL" of this Annual Report on Form 10-K.

As of December 31, 2022, certificates of deposit and other time deposits exceeding the FDIC insurance limit of $250,000 mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Uninsured certificates of deposit and other time deposits	$68,584	$57,766	$102,886	$11,539	$240,775
Percent	28%	24%	43%	5%	100%

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2022	2021	2020
Balance at December 31:
Federal funds purchased	$171,560	$—	$—
Securities sold under repurchase agreements (short-term portion)	167,413	181,577	177,102
Federal Home Loan Bank advances (short-term portion)	460,097	75,097	55,097
Subordinated debentures and other borrowings (short-term portion)	$1,182	$—	$—
Total short-term borrowings	$800,252	$256,674	$232,199

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2022	2021	2020
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	3.5%	1.4%	0.3%
Securities sold under repurchase agreements (short-term portion)	1.3%	0.2%	0.2%
Federal Home Loan Bank advances (short-term portion)	2.4%	2.1%	1.8%
Subordinated debentures and other borrowings (short-term portion)	1.0%	—%	—%
Total short-term borrowings	2.4%	0.7%	0.6%
Weighted Average Interest Rate During the Year:
Federal funds purchased	3.0%	0.8%	0.9%
Securities sold under repurchase agreements (short-term portion)	0.6%	0.2%	0.3%
Federal Home Loan Bank advances (short-term portion)	2.5%	2.0%	1.9%
Subordinated debentures and other borrowings (short-term portion)	0.7%	—%	—%
Total short-term borrowings	1.8%	0.7%	0.8%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$240,406	$—	$80,000
Securities sold under repurchase agreements (short-term portion)	218,882	199,104	197,928
Federal Home Loan Bank advances (short-term portion)	460,000	75,000	131,300
Subordinated debentures and other borrowings (short-term portion)	$1,230	$—	$—
Total short-term borrowings	$920,518	$274,104	$409,228
Average Amount Outstanding During the year:
Federal funds purchased	$44,041	$617	$13,126
Securities sold under repurchase agreements (short-term portion)	185,082	173,839	180,740
Federal Home Loan Bank advances (short-term portion)	265,822	64,356	67,408
Subordinated debentures and other borrowings (short-term portion)	$1,212	$—	$—
Total short-term borrowings	$496,157	$238,812	$261,274

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

Operational Risks

•The Corporation’s business, results of operations and financial condition may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak, or other infectious disease outbreaks.

The Corporation may face risks related to epidemics, pandemics or other infectious disease outbreaks, which could result in a widespread health crisis that could adversely affect general commercial activity, the global economy (including the states and local economies in which we operate) and financial markets. For example, the spread of COVID-19, which has been identified as a pandemic by the World Health Organization and declared a national emergency in the United States, created a global public-health crisis that resulted in significant economic uncertainty, and has impacted household, business, economic, and market conditions, including in the states and local economies in which we conduct nearly all of our business.

The continuation of the COVID-19 pandemic, or a new epidemic, pandemic or infectious disease outbreak, may result in the Corporation closing certain offices and may require us to limit how customers conduct business through our branch network. If our employees continue or are required to work remotely, the Corporation will be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations. Furthermore, the Corporation’s business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines or other government actions.

In addition, an epidemic, a pandemic or another infectious disease outbreak, or the continuation of the COVID-19 pandemic, could again significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment and general economic and financial instability. An economic slow-down in, or a reversal in the economic recovery of, the regions in which we conduct our business could result in declines in loan demand and collateral values. Furthermore, negative impacts on our customers caused by such a health crisis, including the continuation of COVID-19, could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic or another infectious disease outbreak may include decreased interest rates, which could adversely impact the Corporation’s interest margins and may lead to decreases in the Corporation’s net interest income.

The extent to which a widespread health crisis, including the continuation of COVID-19, may impact the Corporation’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat an epidemic, a pandemic or another infectious disease outbreak, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of a widespread health crisis, including the continuation of the COVID-19 pandemic, may heighten many of the other risks described in this “Risk Factors” section. As a result, the negative effects on the Corporation’s business, results of operations and financial condition from an epidemic, a pandemic or another infectious disease outbreak, including the continuation or resurgence of the COVID-19 pandemic, could be material.

•As a participating lender in the Small Business Administration’s Paycheck Protection Program (the “PPP” or “program”), the Corporation and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing, funding, and servicing of loans for the PPP.

On March 27, 2020, the CARES Act established the PPP, which is administered by the SBA, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Corporation to risks relating to noncompliance with the PPP. Upon commencement of the program, several larger banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the program. The Corporation and the Bank may be exposed to the risk of similar litigation from both customers and non-customers that approached the Bank in connection with PPP loans.

The Bank may also be exposed to the risk that the SBA or U.S. Department of Justice determines there was a deficiency in the manner in which a PPP loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the program. In the event of a loss resulting from such a determination, the SBA or U.S. Department of Justice may seek recovery of any loss related to the deficiency from the Bank.

If any PPP-related litigation is filed against the Corporation or the Bank and is not resolved in a manner favorable to the Corporation or the Bank, it may result in significant financial liability or adversely affect the Corporation’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

PART I: ITEM 1A. AND ITEM 1B.

•The Corporation’s allowances for credit losses may not be adequate to cover actual losses.

The Corporation maintains allowances for credit losses for loans, off-balance sheet credit exposures, and debt securities to provide for defaults and nonperformance, which represent estimates of expected losses over the remaining contractual lives of the loan and debt security portfolios. These estimates are the result of the Corporation’s continuing evaluation of specific credit risks and loss experience, current loan and debt security portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts for future conditions, and other factors that may indicate losses. The determination of the appropriate levels of the allowances for loan, off-balance sheet credit exposures, and debt security credit losses inherently involves a high degree of subjectivity and judgment and requires the Corporation to make estimates of current credit risks and future trends, all of which may undergo material changes. As a result, the allowances may not be adequate to cover actual losses, and future allowances for credit losses could materially and adversely affect our financial condition, results of operations, and cash flows.

The Corporation adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as amended, on January 1, 2021, which replaced the previous “incurred loss” model for measuring credit losses with an “expected life of loan loss” model described above, referred to as the CECL model. This adoption allowed the Corporation to utilize the CECL standard for each of 2021 and 2022, while its 2020 financial statements were prepared under the incurred loss model. Consistent with rules adopted by federal banking regulators, the Corporation has elected to phase in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption will be fully reflected in regulatory capital on January 1, 2024.

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

The increased use of, and dependence on, information management systems in order to engage with customers and conduct business necessarily creates cyber risk. Despite the significant resources and security measures used by the Corporation, the incentives for threat actors to obtain financial payment information and customer non-public information, or to conduct ransomware will continue to exist. Cyber breach statistics over the past several years evidence the targeting of numerous banking institutions and credit bureaus. Phishing attempts have also significantly increased and political conflict also presents cyber threats by nation states.

Operational risk is inherent in the Corporation’s activities and can present itself in numerous ways, including internal or external fraud, business disruptions or failures, non-compliance with applicable laws and regulations, cyber breach, or failure of third parties, among other events. The result of these could be reputational harm, financial losses, or litigation and regulatory fines for the Bank. The Corporation operates in a fashion that allows operational risk to be in line with its risk appetite. To govern, monitor and control operational risk, the Corporation maintains an Enterprise Risk Management (“ERM”) Program, which sets thresholds for risk appetite by key risk areas, such as strategic risk and operational risk. These thresholds are monitored by the Compliance and Internal Audit Departments and key metrics are reported to management and Board committees.

Use of third-party software and services also exposes the Corporation to cybersecurity risk as numerous service providers host critical data or have direct contact with our bank customers. Although the Corporation adheres to industry standard practices in conducting thorough due diligence of vendors and contract management, should a vendor experience a breach the bank could still suffer reputational harm, and potentially financial losses. Expanded use of cloud-based technologies and providing our customers more internet-based product offerings to continue to remain competitive will serve to increase these potential risks. The Corporation’s third-party management program helps to mitigate risks posed by reliance on third and fourth parties.

To combat these ever-present cyber risks, the Corporation maintains a comprehensive Information Security Program, which includes annual risk assessments, an Incident Response Plan, and a layered control environment meant to detect, prevent, and limit unauthorized or harmful actions across our information technology environment. Standards over information security are Board-approved and various types of control testing is conducted throughout the year, both by internal parties and external ones. Findings are actioned on throughout the year and reported to various committees. The Corporation has adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework for the management and development of cyber-security controls and is an active participant in the financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center.

Each year the Information Security Department conducts a cyber incident tabletop exercise for the bank’s incident response teams. The bank’s executive management team participates in the exercise every two years. The purpose of these tabletops is to simulate a cyber event and work through the event using our Incident Response Plan. This allows our incident response team to become familiar with the logistics of the plan, as well as provide feedback to improve the process and plan. External subject matter experts, such as Bank legal counsel, forensic advisors, marketing agency and insurance broker participate in these exercises.

Management has established an Information Security Committee in order to assist executive management and the Board of Directors of the Bank in fulfilling their oversight responsibilities related to information security. The Committee reports its activities, key conclusions and recommendations to the Enterprise Risk Management Committee and the Board’s Risk and Credit Policy Committee of the Board on a quarterly basis.

At the Information Security Committee, security-related policies and standards are reviewed and approved, annual risk assessment results and action plans are noted, annual penetration test reports shared, current security incidents discussed, and relevant cyber risks and trends are presented.

The Corporation’s Board of Directors has delegated primary responsibility for oversight of cybersecurity risk to its Risk and Credit Policy Committee, with its Audit Committee also considering cyber risk as part of financial oversight. The Information Security Department provides an annual update to the Risk and Credit Policy Committee of the Board on the state of the Information Security Program. This cybersecurity “deep dive” includes review of key security incidents and review of the Information Security Policy, Information Security Program, the Incident Response Plan, and the Acceptable Use Policy. The Board is then presented with the update by the Chair of the Risk and Credit Policy Committee.

The Board considers cybersecurity risks in business strategy by getting updates on the Bank’s cybersecurity risk assessment. It assesses the experience of management personnel responsible for preventing, mitigating, detecting and remediating any cyber incidents, including the Chief Information Security Officer.

In 2022, the Board appointed Jason Sondhi to its Board of Directors. Mr. Sondhi is the Board’s cybersecurity expert. Mr. Sondhi and his company provide endpoint detection and incident response, vulnerability scans, security information and event management, security employee training and vCISO services.

PART I: ITEM 1A. AND ITEM 1B.

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

At December 31, 2022, the Corporation had goodwill of $712.0 million recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill. The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A. AND ITEM 1B.

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

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. In addition to affecting profitability, changes in interest rates can impact the valuation of assets and liabilities. For example, changes in reference rates linked to financial instruments, such as the London Interbank Offered Rate ("LIBOR") or the Secured Overnight Financing Rate ("SOFR"), may adversely affect the value of financial instruments the Corporation holds or issues and related net interest income. Rate changes can also affect the ability of borrowers to meet obligations under variable or adjustable rate loans which in turn affect loss rates on those assets. Also, the demand for interest rate based products and services, including loans and deposit accounts, may decline resulting in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

As a result of a widespread health crisis such as an epidemic, a pandemic or another infectious disease outbreak, the Federal Reserve may take steps to partially mitigate the adverse effects. For example, as a part of the unprecedented containment efforts and financial assistance undertaken by the U.S. Government relating to COVID-19, in March 2020, the Federal Open Market Committee (the “FOMC”) had reduced the target range for the federal funds rate to 0 percent to 0.25 percent. The Federal Reserve also initiated a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds and other investments, and numerous facilities to support the flow of credit to households and businesses. These activities also had the effect of suppressing long-term interest rates.

Beginning in the first half of 2022, in response to growing signs of inflation, the FOMC began increasing the federal funds benchmark rapidly and the Federal Reserve announced its intention to take actions to mitigate inflationary pressures by continuing to further reduce its purchase program. Rapid changes in interest rates makes it challenging for the Bank to balance its loan and deposit portfolios, which may adversely affect the Corporation’s results of operations by reducing asset yields or spreads or having other adverse impacts on our business. As discussed above, the increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business. Conversely, decreases in interest rates could result in an acceleration of loan prepayments.

PART I: ITEM 1A. AND ITEM 1B.

While it is expected that, in order to combat inflationary trends, the Federal Reserve will continue to further increase the target federal funds rate in 2023, and maintain that higher rate throughout the year, if the Federal Reserve were to aggressively lower the target federal funds, those lower rates could pressure our interest rate spread and may adversely affect our results of operations. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of the Bank’s noninterest and interest-bearing accounts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets. However, generally, if the interest rates on the Bank’s interest-bearing liabilities increase at a faster pace than the interest rates on its interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings.

•The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

On March 15, 2022, the Adjustable Interest Rate Act (the “LIBOR Act”) was signed into law. The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. As directed by the LIBOR Act, on December 16, 2022, the Federal Reserve issued a final rule setting forth regulations to implement the LIBOR Act, including establishing benchmark replacements based on SOFR for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six-, and 12-month tenors) and that do not have terms that provide for the use of a clearly defined and practicable replacement benchmark rate (“fallback provisions”) following the first London banking day after June 30, 2023. The LIBOR Act also contains “safe harbor” provisions protecting lenders (as well as “determining” and “calculating” persons) for (i) the selection or use of a Board-selected SOFR-based benchmark replacement, (ii) the implementation of benchmark replacement conforming changes, or (iii) the determination of benchmark replacement conforming changes for contracts other than consumer loans.

As federal banking regulators required banks to stop originating new products using LIBOR by December 31, 2021, the Bank began primarily using SOFR in originating its indexed-based loans and other products following such date. The Bank is also continuing the transition of its existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. Existing contracts without fallback provisions are expected to either be amended prior to June 30, 2023 to include such provisions or to transition to an alternative reference rate pursuant to the terms of the LIBOR Act and the related regulations.

While the regulatory framework for transition away from LIBOR to an alternative reference rate has been established, the transition could have a range of adverse effects on our business, financial condition and results of operations, which effects are unknown at this time.

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

The Bank conducts business through numerous facilities owned and leased.  Of the 122 banking offices operated by the Bank, 96 are owned and 26 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2022 was $117.1 million.

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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the KBW Nasdaq Regional Banking Index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

Total Return Performance
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
First Merchants Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

		Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
First Merchants Corporation	$100.00	$83.07	$103.53	$96.35	$110.80	$112.03
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
KBW Nasdaq Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the Nasdaq Global Select Market under the symbol FRME. At the close of business on February 23, 2023, the number of shares outstanding was 59,640,348. There were 4,258 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2022, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October, 2022	301	$42.01	—	2,686,898
November, 2022	99	$43.96	—	2,686,898
December, 2022	—	$—	—	2,686,898

(1) During the three months ended December 31, 2022, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The share repurchases in October and November 2022 represent share repurchases pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

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

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 of Part III of this Annual Report on Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

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

HIGHLIGHTS FOR 2022

•Net income available to common stockholders for the year ended December 31, 2022 was $220.7 million compared to $205.5 million for the year ended 2021, an increase of 7.4 percent. Earnings per fully diluted common share totaled $3.81 for 2022 and 2021.

•The acquisition of Level One Bancorp, Inc. (“Level One”), with 17 banking center locations in Michigan, became effective on April 1, 2022, with the core system integration being completed in August 2022.

•Adjusted net income available to common stockholders for 2022, excluding income on Paycheck Protection Program ("PPP") loans and acquisition-related costs of the Level One acquisition, was $243.4 million and adjusted diluted earnings per common share totaled $4.20, compared to $182.2 million and $3.38, respectively, in 2021. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see "NON-GAAP FINANCIAL MEASURES" within the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans grew $2.8 billion during 2022, which included $1.6 billion from the acquisition of Level One. Excluding the forgiveness of $145.3 million in PPP loans, organic loan growth totaled $1.3 billion, or 13.9 percent during the year.

•Net interest income totaled $520.2 million in 2022, an increase of $109.5 million, or 26.7 percent over 2021.

•Return on average assets was 1.29 percent and the return on average equity was 11.19 percent.

COVID-19 AND RELATED LEGISLATIVE AND REGULATORY ACTIONS

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of COVID-19 constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted global health and the economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response to the COVID-19 outbreak, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, took a series of actions to provide emergency economic relief measures including, among others, the following:

Paycheck Protection Program. The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The application period for new PPP loans ended May 31, 2021. The vast majority of the Bank’s PPP loans made in 2020 had two-year maturities, while the loans made in 2021 had five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. Consistent with the terms of the program, virtually all of the Corporation's PPP loans have been forgiven by the SBA. As of December 31, 2022, the Corporation had $4.7 million of PPP loans outstanding compared to the December 31, 2021 balance of $106.6 million.

Loan Modifications and Troubled Debt Restructures. The CARES Act, as amended by the 2021 CAA, allowed banks to suspend requirements under GAAP, effectively, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Bank made various short-term modifications for borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. The Corporation did not have any COVID-19 modifications outstanding as of December 31, 2022 or 2021.

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

CRITICAL ACCOUNTING ESTIMATES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. For a complete discussion of the Corporation’s significant accounting policies see NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Allowance for Credit Losses - Loans
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

RESULTS OF OPERATIONS - 2022

The Corporation reported net income available to common stockholders and diluted earnings per common share for the year ended 2022 of $220.7 million and $3.81 per diluted common share, respectively, compared to $205.5 million and $3.81 per diluted common share, respectively, for the year ended 2021.

Adjusted net income available to common stockholders for the year ended 2022, excluding income on PPP loans and Level One acquisition-related expenses, was $243.4 million and adjusted diluted earnings per common share totaled $4.20, compared to $182.2 million and $3.38, respectively, for the year ended 2021. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see "NON-GAAP FINANCIAL MEASURES" within the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2022, total assets equaled $17.9 billion, an increase of $2.5 billion from December 31, 2021. The Corporation acquired Level One on April 1, 2022, which added $2.5 billion in assets at acquisition. Details of the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cash and due from banks and interest-bearing deposits decreased from December 31, 2021 by $44.6 million and $348.1 million, respectively, as excess cash was used to fund organic loan growth. Total investment securities decreased $260.6 million from December 31, 2021. The net unrealized gain on the Corporation's available for sale investment securities portfolio of $75.9 million at December 31, 2021 changed to a net unrealized loss of $296.7 million as of December 31, 2022. The change to a net unrealized loss position was due to changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation's total loan portfolio grew $2.8 billion since December 31, 2021, of which, $1.6 billion was the result of the Level One acquisition. At acquisition, Level One's loan portfolio included $43.5 million of PPP loans. As of December 31, 2022, the Corporation's PPP loan portfolio, which included PPP loans from Level One, were primarily in the commercial and industrial loans class and totaled $4.7 million, a decrease of $145.3 million from the December 31, 2021 balance of $106.6 million plus the additional $43.5 million from Level One. Excluding the decline in PPP loans and the effect of Level One's acquired loans at acquisition date, the Corporation experienced organic loan growth of $1.3 billion, or 13.9 percent since December 31, 2021. All loan classes experienced increases from December 31, 2021, with the exception of agricultural land, production and other loans to farmers, and the largest increases were in residential real estate, commercial and industrial loans and construction real estate. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans ("ACL - loans") totaled $223.3 million as of December 31, 2022 and equaled 1.86 percent of total loans, compared to $195.4 million and 2.11 percent of total loans at December 31, 2021.  The ACL - loans increased $16.6 million in connection with the Level One acquisition for CECL Day 1 purchased credit deteriorated ("PCD") loans and provision expense of $14.0 million was recorded for CECL Day 1 non-PCD loans. Additionally, provision expense of $2.8 million was recorded for CECL Day 1 unfunded commitments, which increased other liabilities. The Corporation did not recognize any provision expense during 2022 and 2021 other than CECL Day 1 expense. During the year ended December 31, 2022, the Corporation recognized $2.7 million of net charge-offs, compared to net charge-offs of $9.3 million for the year ended December 31, 2021. Non-accrual loans totaled $42.3 million, a decrease of $738,000 from December 31, 2021, but when considering the non-accrual loans acquired from Level One of $9.4 million, non-accruals decreased $10.1 million. The coverage ratio of ACL - Loans to non-accrual loans is a robust 527.5 percent. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and within the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Several additional asset categories increased from December 31, 2021 primarily due to the acquisition of Level One, including premises and equipment of $11.5 million, FHLB stock of $9.8 million, interest receivable of $27.9 million, goodwill of $166.6 million, other intangibles of $10.4 million and cash surrender value of life insurance of $17.3 million.

OREO totaled $6.4 million as of December 31, 2022 and increased $5.9 million from the December 31, 2021 balance of $558,000, primarily due to a $5.8 million student housing property that was moved into OREO during the first quarter of 2022. A loss on this project is not expected.

The Corporation’s tax asset, deferred and receivable increased from $35.6 million at December 31, 2021 to $111.2 million at December 31, 2022, which included the Corporation’s net deferred tax asset increasing from $24.3 million at December 31, 2021 to $109.5 million at December 31, 2022. The $85.2 million increase in the Corporation’s net deferred tax asset was primarily due to accounting for unrealized gains and losses on available for sale securities and an increase in CECL from the acquisition of Level One.

The Corporation's other assets increased $81.5 million from December 31, 2021. The Corporation's derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) increased $51.9 million and $50.8 million, respectively, from December 31, 2021. The increase in valuations are due to an increase in the total notional amount outstanding, continual increases in the FOMC’s target fed funds rate resulting in higher nominal rates and increased forward rate expectations. The remaining increases in other assets relate to the Corporation's investments in community redevelopment funds, which increased $16.0 million since December 31, 2021 and an increase of $3.9 million in receivables due to pending settlements related to asset sales. The Level One acquisition contributed to an increase in the right of use lease asset of $5.8 million related to the addition of Level One's leased facilities and an increase in mortgage servicing rights of $3.4 million related to Level One's mortgage servicing portfolio.

Deposits increased $1.7 billion from December 31, 2021, of which, the acquisition of Level One contributed $1.9 billion in deposits. When excluding the deposits related to the acquisition, the Corporation experienced an organic deposit decline of $280.6 million, or 2.2 percent. Additional details regarding the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The majority of the organic deposit decline was due to decreases in non-maturity deposits of $513.5 million, which was offset by increases in maturity deposits of $232.9 million when compared to December 31, 2021. Higher interest rates have resulted in customers migrating funds from non-maturity products into maturity time deposit products.

Total borrowings increased $679.7 million as of December 31, 2022, compared to December 31, 2021. Federal funds purchased and Federal Home Loan Bank advances increased $171.6 million and $489.6 million, respectively, compared to December 31, 2021 as the Corporation utilized liquidity sources to fund organic loan growth. The Level One acquisition contributed to the increase in borrowings due to the assumption of $160.0 million of Federal Home Loan Bank advances and $32.6 million of subordinated debentures. Additional details of the Corporation's borrowings are discussed within NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's other liabilities as of December 31, 2022 increased $28.3 million compared to December 31, 2021. As noted above, the derivative hedge liability increased $50.8 million from December 31, 2021. At December 31, 2021, the Corporation accrued $46.1 million of trade date accounting related to loan and investment securities purchases, of which, there was no accrual at December 31, 2022. The Corporation's liability related to mortgages sold in the secondary market, but with the servicing retained, increased $11.6 million from December 31, 2021. The Level One acquisition contributed to an increase in the lease liability of $5.7 million related to the addition of Level One's leased facilities and an additional $2.8 million for CECL Day 1 allowance for credit losses on off-balance sheet credit exposures recorded in liabilities.

As part of the Level One acquisition, each outstanding share of 7.5 percent non-cumulative perpetual preferred stock, Series B, of Level One was exchanged for one share of a newly created 7.5 percent non-cumulative perpetual preferred stock, Series A, of the Corporation with a liquidation preference of $2,500 per share. As a result, the Corporation issued 10,000 shares of Series A preferred stock at the acquisition date resulting in $25.0 million of outstanding preferred stock at December 31, 2022.

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

ADJUSTED EPS EXCLUDING PAYCHECK PROTECTION PROGRAM ("PPP") AND ACQUISITION RELATED EXPENSES - non-GAAP
(Dollars In Thousands, Except Per Share Amounts)

	December 31, 2022	December 31, 2021	December 31, 2020
Net Income Available to Common Stockholders - GAAP	$220,683	$205,531	$148,600
Adjustments:
PPP loan income	(3,207)	(30,900)	(22,418)
Acquisition-related expenses	16,531	—	—
Acquisition-related provision expense	16,755	—	—
Tax on adjustment	(7,376)	7,577	5,497
Adjusted Net Income Available to Common Stockholders - non-GAAP	$243,386	$182,208	$131,679

Average Diluted Common Shares Outstanding (in thousands)	57,950	53,984	54,220

Diluted Earnings Per Common Share - GAAP	$3.81	$3.81	$2.74
Adjustments:
PPP loan income	(0.06)	(0.57)	(0.41)
Acquisition-related expenses	0.28	—
Acquisition-related provision expense	0.30	—
Tax on adjustment	(0.13)	0.14	0.10
Adjusted Diluted Earnings Per Common Share - non-GAAP	$4.20	$3.38	$2.43

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Total Stockholders' Equity (GAAP)	$2,034,770	$1,912,571
Less: Preferred stock (GAAP)	(25,125)	(125)
Less: Intangible assets (GAAP)	(747,844)	(570,860)
Tangible common equity (non-GAAP)	$1,261,801	$1,341,586
Total assets (GAAP)	$17,938,306	$15,453,149
Less: Intangible assets (GAAP)	(747,844)	(570,860)
Tangible assets (non-GAAP)	$17,190,462	$14,882,289
Stockholders' Equity to Assets (GAAP)	11.34%	12.38%
Tangible common equity to tangible assets (non-GAAP)	7.34%	9.01%

Tangible common equity (non-GAAP)	$1,261,801	$1,341,586
Plus: Tax benefit of intangibles (non-GAAP)	7,702	4,875
Tangible common equity, net of tax (non-GAAP)	$1,269,503	$1,346,461
Common Stock outstanding (in thousands)	59,171	53,410
Book Value (GAAP)	$33.96	$35.81
Tangible book value - common (non-GAAP)	$21.45	$25.21

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	December 31, 2022	December 31, 2021	December 31, 2020
Average goodwill (GAAP)	$671,485	$545,374	$543,919
Average other intangibles (GAAP)	35,885	27,590	32,106
Average deferred tax on other intangibles (GAAP)	(7,567)	(5,452)	(6,648)
Intangible adjustment (non-GAAP)	$699,803	$567,512	$569,377
Average stockholders' equity (GAAP)	$1,972,445	$1,866,632	$1,825,135
Average preferred stock (GAAP)	(18,875)	(125)	(125)
Intangible adjustment (non-GAAP)	(699,803)	(567,512)	(569,377)
Average tangible capital (non-GAAP)	$1,253,767	$1,298,995	$1,255,633
Average assets (GAAP)	$17,220,002	$14,830,397	$13,466,269
Intangible adjustment (non-GAAP)	(699,803)	(567,512)	(569,377)
Average tangible assets (non-GAAP)	$16,520,199	$14,262,885	$12,896,892
Net income available to common stockholders (GAAP)	$220,683	$205,531	$148,600
Other intangible amortization, net of tax (GAAP)	6,537	4,540	4,730
Preferred stock dividend	1,406	—	—
Tangible net income available to common stockholders (non-GAAP)	$228,626	$210,071	$153,330
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$3.81	$3.81	$2.74
Diluted tangible net income available to common stockholders (non-GAAP)	$3.95	$3.89	$2.83
Ratios:
Return on average GAAP capital (ROE)	11.19%	11.01%	8.14%
Return on average tangible capital	18.12%	16.17%	12.21%
Return on average assets (ROA)	1.29%	1.39%	1.10%
Return on average tangible assets	1.38%	1.47%	1.19%

Return on average tangible capital is tangible net income available to common stockholders expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 82.8 percent of revenues for the year ended December 31, 2022. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2022, 2021, and 2020, adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

For the year ended December, 31 2022, FTE asset yields increased 50 basis points compared to the same period in 2021. Average earning assets for the year ended December 31, 2022 increased $2.4 billion compared to the same period in 2021, with loans accounting for $1.8 billion of the increase and investment securities accounting for $852.1 million of the increase. Of the $1.8 billion increase in average loans, $1.6 billion was attributable to the Level One acquisition on April 1, 2022, and the remaining increase was due to organic loan growth during the period after excluding PPP loans, which averaged approximately $33.2 million for the year ended December 31, 2022 compared to an average of approximately $433.7 million for the same period of 2021.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in interest income, on an FTE basis, of $162.4 million during the year ended December 31, 2022 compared to the same period in 2021 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of an aggregate 425 basis points in 2022. Approximately $8.0 billion of the Corporation's loan portfolio, or 67 percent, is variable with 40 percent of the portfolio repricing within one month and 50 percent repricing within three months. Additionally, due to the FOMC interest rate increases in 2022, the yields on new and renewed loans increased for the twelve months ended December 31, 2022 compared to the same period in 2021. The PPP loans originated in 2021 and 2020 were recorded at an interest rate of only 1 percent. The Corporation recognized fee and interest income of $3.2 million on PPP loans in 2022, compared to $30.9 million in 2021, which is included in interest income. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $10.1 million, which accounted for 6 basis points of net interest margin in the year ended December 31, 2022. Comparatively, the Corporation recognized $7.3 million of accretion income for the year ended December 31, 2021, or 5 basis points of net interest margin.

Interest costs increased 37 basis points, which mitigated a majority of the 50 basis point increase in asset yields and resulted in a 13 basis point FTE increase in net interest spread when compared to the same period in 2021. Interest costs have increased during the quarter due to deposit pricing pressure primarily in the municipal deposit space and a strategic focus on relationship pricing. Average interest-bearing deposits for the year ended December 31, 2022 increased $1.3 billion compared to the same period in 2021 due to the acquisition of Level One, which included $1.2 billion of interest-bearing deposits, and the remaining increase due to organic growth. Average non-interest bearing deposits for the year ended December 31, 2022 increased $752.2 million when compared to the same period in 2021 as $738.9 million were acquired from Level One, and the remaining increase due to organic growth. Non-interest bearing deposits represented 23 percent of the Corporation's total deposit balance as of December 31, 2022 and acts to mitigate deposit yield increases as interest rates rise. Average borrowings increased $248.6 million for the year ended December 31, 2022 compared to the same period of 2021 due to the additional $194.2 million of borrowings acquired from Level One. Interest-bearing deposits and borrowing costs for the year ended December 31, 2022 were 0.58 percent and 2.46 percent, respectively, compared to 0.24 percent and 1.97 percent, respectively, during the same period in 2021. Total cost of funds was 72 basis points for the year ended December 31, 2022 compared to 35 basis points during the same period in 2021.

Net interest margin, on an FTE basis, increased 23 basis points to 3.41 percent for the year ended December, 31 2022 compared to 3.18 percent for the same period in 2021.

In 2021, the increase in average earning assets of $1.5 billion was primarily attributable to an increase in investment securities of $1.1 billion. Additionally, since the beginning of the PPP in April 2020, the Bank originated over $1.2 billion of PPP loans which averaged $433.7 million in 2021 and $601.8 million in 2020. The Corporation's organic loan growth offset the decline in PPP loans and resulted in an increase in average loans of $119.5 million. The liquidity generated from the SBA forgiveness of PPP loans, coupled with excess liquidity generated from deposit growth, resulted in the Corporation's utilization of the liquidity for organic loan growth and investment securities purchases.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin is a function of net interest income and the level of average earning assets.  The following table presents the Corporation’s interest income, interest expense, and net interest income as a percent of average earning assets for the three-year period ending in 2022.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2022			2021			2020
Assets:
Interest-bearing deposits	$296,863	$2,503	0.84%	$521,637	$634	0.12%	$319,686	$938	0.29%
Federal Home Loan Bank stock	35,580	1,176	3.31	28,736	597	2.08	28,736	1,042	3.63
Investment Securities: (1)
Taxable	2,056,586	38,354	1.86	1,751,910	29,951	1.71	1,282,827	24,440	1.91
Tax-exempt (2)	2,653,611	85,292	3.21	2,106,180	70,039	3.33	1,440,913	53,596	3.72
Total investment securities	4,710,197	123,646	2.63	3,858,090	99,990	2.59	2,723,740	78,036	2.87
Loans held for sale	14,715	692	4.70	19,190	747	3.89	18,559	781	4.21
Loans: (3)
Commercial (6)	7,877,271	380,621	4.83	6,818,968	276,368	4.05	6,755,215	286,773	4.25
Real estate mortgage	1,471,802	51,853	3.52	916,314	34,783	3.80	889,083	40,002	4.50
Installment	785,520	37,302	4.75	683,925	26,111	3.82	718,815	30,708	4.27
Tax-exempt (2)	793,743	31,803	4.01	732,253	27,987	3.82	669,483	27,194	4.06
Total loans	10,943,051	502,271	4.59	9,170,650	365,996	3.99	9,051,155	385,458	4.26
Total earning assets	15,985,691	629,596	3.94%	13,579,113	467,217	3.44%	12,123,317	465,474	3.84%
Total non-earning assets	1,234,311			1,251,284			1,342,952
Total Assets	$17,220,002			$14,830,397			$13,466,269
Liabilities:
Interest-bearing deposits:
Interest-bearing deposit accounts	$5,206,131	$32,511	0.62%	$4,769,482	$14,512	0.30%	$4,009,566	$20,239	0.50%
Money market deposit accounts	2,915,397	19,170	0.66	2,351,803	3,203	0.14	1,769,478	7,810	0.44
Savings deposits	1,927,122	5,019	0.26	1,754,972	1,886	0.11	1,534,069	3,641	0.24
Certificates and other time deposits	881,176	6,239	0.71	783,733	3,718	0.47	1,346,967	20,050	1.49
Total interest-bearing deposits	10,929,826	62,939	0.58	9,659,990	23,319	0.24	8,660,080	51,740	0.60
Borrowings	888,392	21,864	2.46	639,791	12,633	1.97	768,238	14,641	1.91
Total interest-bearing liabilities	11,818,218	84,803	0.72	10,299,781	35,952	0.35	9,428,318	66,381	0.70
Noninterest-bearing deposits	3,268,417			2,516,241			2,068,026
Other liabilities	160,922			147,743			144,790
Total Liabilities	15,247,557			12,963,765			11,641,134
Stockholders' Equity	1,972,445			1,866,632			1,825,135
Total Liabilities and Stockholders' Equity	$17,220,002	84,803		$14,830,397	35,952		$13,466,269	66,381
Net Interest Income (FTE)		$544,793			$431,265			$399,093
Net Interest Spread (FTE) (4)			3.22%			3.09%			3.14%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			3.94%			3.44%			3.84%
Interest Expense / Average Earning Assets			0.53%			0.26%			0.55%
Net Interest Margin (FTE) (5)			3.41%			3.18%			3.29%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2022, 2021 and 2020. These totals equal $24,590, $20,585 and $16,966, respectively.

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

(6) Commercial loans included $4.7 million, $106.6 million and $667.1 million of Paycheck Protection Program ("PPP") loans at December 31, 2022, 2021 and 2020, respectively.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-INTEREST INCOME

Non-interest income totaled $107.9 million in 2022, a decrease of $1.4 million, or 1.3 percent, from 2021. Customer related line items where decreases were experienced included net gains and fees on sales of loans of $9.6 million due to lower mortgage origination volume in 2022 compared to 2021, in addition to the $2.9 million gain on the portfolio mortgage loan sale that occurred in the second quarter of 2021, and in derivative hedge fees which decreased $0.5 million due to the rising interest rate environment. Offsetting these decreases were increases in customer related line items, which totaled $10.2 million, with the most significant increases experienced in service charges on deposit accounts, card payment fees, and fiduciary and wealth management fees, which were all influenced by the larger customer base from the Level One acquisition on April 1, 2022. Net realized gains on sales of available for sale securities decreased $4.5 million from 2021 and other income decreased $1.1 million in 2022, when compared to 2021, primarily as a result of a $1.9 million write-down of an equity investment in the third quarter of 2022. Finally, gains on life insurance benefits of $6.0 million increased $3.8 million from 2021 as a result of increased BOLI death benefits.

Non-interest income totaled $109.3 million in 2021, a decrease of $0.6 million, or 0.5 percent, from 2020. Customer related line items increased $2.6 million in 2021 compared to 2020 with the largest increase of $4.6 million attributable to fiduciary and wealth management fees of which $3.6 million was organic growth and $1.0 million resulted from the acquisition of Hoosier Trust Company. Additionally, service charges on deposit accounts increased $2.6 million due to both continued organic growth in the deposit customer base and a lesser impact from the COVID-19 pandemic on customer activity than in 2020. Finally, net gains and fees on sales of loans increased $1.4 million during 2021 as volume remained strong and was enhanced by a gain of $2.9 million from a $76.1 million portfolio mortgage loan sale. Offsetting these increases were decreases in customer related line items experienced in derivative hedge fees of $3.1 million and $2.9 million in card payment fees that resulted from the first full-year impact of the Durbin Amendment to the Dodd-Frank Act, which became effective for the Bank on July 1, 2020. Finally, the largest variances in non-customer related line items when comparing 2021 to 2020, were an increase in gains on life insurance benefits of $2.1 million resulting from BOLI death benefits and a decrease in net realized gains on sales of available for sale securities of $6.2 million.

Details of the Level One and Hoosier Trust Company acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

NON-INTEREST EXPENSES

Non-interest expense totaled $355.7 million in 2022, an increase of $76.5 million, or 27.4 percent from 2021. Level One acquisition-related costs in 2022 totaled $16.5 million, of which $7.1 million was in professional and other outside services, $6.0 million was reflected in salaries and employee benefits, and $2.2 million in equipment expenses and outside data processing expenses. The acquisition-related expenses were primarily contract termination charges, core system conversion expenses, transaction advisory services, and employee retention bonuses and severance. Additionally, $20.0 million of post-acquisition non-interest expenses related to Level One operations were recorded during 2022, which primarily included $13.8 million in salaries and employee benefits and $3.1 million in net occupancy expenses. In addition to the salary and benefits expense increases related to the acquisition of Level One, merit and incentive expense increases contributed to the overall $39.9 million increase in salaries and employee benefits for 2022 compared to 2021. Increases in other expenses of $7.4 million, in 2022 over 2021, were driven by higher customer-related contingent losses, increased customer related travel and entertainment expenses, and increased mortgage servicing rights amortization. Equipment and outside data processing expenses increased $4.5 million and $3.4 million, respectively, as the Corporation's investment in customer-facing digital solutions in 2022, such as online account origination, resulted in increased software costs when compared to 2021. As the Bank continues to grow both organically and via acquisition, FDIC assessments have increased $4.0 million when compared to 2021. Finally, intangible asset amortization increased $2.5 million due to the core deposit intangible and non-compete amortization related to the Level One acquisition.

Non-interest expense totaled $279.2 million in 2021, an increase of $15.8 million, or 6.0 percent, over 2020. The largest contributing factor was an $11.1 million increase in salaries and employee benefits primarily due to higher salary and incentive expenses based upon current year financial results along with higher employee benefit costs primarily from rising health insurance costs. Additionally, other outside data processing fees increased $3.9 million in 2021, when compared to 2020, primarily due to increased loan processing expense and digital platform delivery expenses in 2021, due to the Corporation's deployment of online account origination technology. The Corporation also recorded reduced expense in 2020 from the sunsetting of a debit rewards program which contributed to the increase in outside data processing fees in 2021. Professional and other outside services increased $3.0 million in 2021 as projects that were delayed in 2020, due to the onset of the COVID-19 pandemic, were resumed. The Corporation also recorded $0.5 million of expense directly related to the acquisition of Level One which contributed to the increase in professional and other outside services in 2021 over 2020. Finally, other expenses increased $1.3 million primarily due to a $1.4 million increase in amortization of mortgage servicing rights as the mortgage servicing portfolio increased in 2021 resulting from a $76.1 million portfolio mortgage loan sale and an increase in held for sale loans being sold with servicing rights retained. The $3.4 million decline in net occupancy expenses in 2021 compared to 2020 was primarily driven by elevated expense in 2020, which included a charge of $3.8 million in net occupancy expenses related to the consolidation of seventeen banking centers.

Details of the Level One and Hoosier Trust Company acquisitions can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

The Corporation’s federal statutory income tax rate for 2022 is 21 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company operates. The Corporation’s effective tax rate, which was 13.1 percent in 2022 and 14.6 percent in 2021, is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries operating in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, and tax-exempt earnings from bank-owned life insurance contracts.

Income tax expense in 2022 was $33.6 million on pre-tax income of $255.7 million, or 13.1 percent. For 2021, income tax expense was $35.3 million on pre-tax income of $240.8 million, or 14.6 percent. The lower effective income tax rate in 2022 compared to 2021 was primarily driven by an increases in tax-exempt earnings and gains on life insurance, which are also non-taxable. The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 19. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable increased from $35.6 million at December 31, 2021 to $111.2 million at December 31, 2022, which included the Corporation’s net deferred tax asset increasing from $24.3 million at December 31, 2021 to $109.5 million at December 31, 2022. The $85.2 million increase in the Corporation’s net deferred tax asset was primarily due to accounting for unrealized gains and losses on available for sale securities and an increase in CECL from the acquisition of Level One.

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

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. As a result of the issuance, the Corporation had $25.0 million of outstanding preferred stock at December 31, 2022. During the twelve months ended December 31, 2022, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) equal to $1.4 million. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. During 2022, the Corporation did not repurchase any shares of its common stock pursuant to the repurchase program. As of December 31, 2022, the Corporation had approximately 2.7 million shares at a maximum aggregate value of $74.5 million available to repurchase under the program.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

There are five capital categories defined in the regulations, ranging from “well capitalized” to “critically undercapitalized”. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and common equity tier 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2022, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

The Corporation's and Bank's actual and required capital ratios as of December 31, 2022 and December 31, 2021 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,882,254	13.08%	$1,511,230	10.50%	N/A	N/A
First Merchants Bank	1,822,296	12.65	1,513,064	10.50	$1,441,014	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,558,281	10.83%	$1,223,377	8.50%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,224,862	8.50	$1,152,811	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,533,281	10.65%	$1,007,487	7.00%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,008,710	7.00	$936,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,558,281	9.10%	$684,758	4.00%	N/A	N/A
First Merchants Bank	1,641,210	9.60	683,680	4.00	$854,600	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,582,481	13.92%	$1,193,840	10.50%	N/A	N/A
First Merchants Bank	1,453,358	12.74	1,197,515	10.50	$1,140,490	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,374,240	12.09%	$966,442	8.50%	N/A	N/A
First Merchants Bank	1,309,685	11.48	969,417	8.50	$912,392	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,327,634	11.68%	$795,893	7.00%	N/A	N/A
First Merchants Bank	1,309,685	11.48	798,343	7.00	$741,319	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,374,240	9.30%	$590,758	4.00%	N/A	N/A
First Merchants Bank	1,309,685	8.88	589,994	4.00	$737,493	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, tier 1 and total risk-based capital ratios. At December 31, 2022 and 2021, risk-weighted assets included $4.7 million and $106.6 million, respectively, of PPP loans at a zero risk weight.

Basel III permits banks with less than $15 billion in assets to continue to treat trust preferred securities as tier 1 capital. This treatment is permanently grandfathered as tier 1 capital even if the Corporation should ever exceed $15 billion in assets due to organic growth but not following certain mergers or acquisitions. As a result, while the Corporation’s total assets exceeded $15 billion as of December 31, 2021, the Corporation has continued to treat its trust preferred securities as tier 1 capital as of such date. However, under certain amendments to the “transition rules” of Basel III, if a bank holding company that held less than $15 billion of assets as of December 31, 2009 (which would include the Corporation) acquires a bank holding company with under $15 billion in assets at the time of acquisition (which would include Level One), and the resulting organization has total consolidated assets of $15 billion or more as reported on the resulting organization’s call report for the period in which the transaction occurred, the resulting organization must begin reflecting its trust preferred securities as tier 2 capital at such time.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result, effective with the April 1, 2022 consummation of the Level One merger, the Corporation began reflecting all of its trust preferred securities as tier 2 capital.

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

A reconciliation of GAAP measures to regulatory measures (non-GAAP) are detailed in the following table for the periods indicated.

	December 31, 2022		December 31, 2021
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,034,770	$2,119,316	$1,912,571	$1,896,393
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	239,151	237,094	(55,113)	(57,352)
Less: Preferred Stock	(25,125)	(125)	(125)	(125)
Add: Qualifying Capital Securities	25,000	—	46,606	—
Less: Disallowed Goodwill and Intangible Assets	(738,206)	(737,758)	(564,002)	(563,554)
Add: Modified CECL Transition Amount	23,028	23,028	34,542	34,542
Less: Disallowed Deferred Tax Assets	(337)	(345)	(239)	(219)
Total Tier 1 Capital (Regulatory)	1,558,281	1,641,210	1,374,240	1,309,685
Qualifying Subordinated Debentures	143,103	—	65,000	—
Allowance for Loan Losses Includible in Tier 2 Capital	180,870	181,086	143,241	143,673
Total Risk-Based Capital (Regulatory)	$1,882,254	$1,822,296	$1,582,481	$1,453,358

Net Risk-Weighted Assets (Regulatory)	$14,392,671	$14,410,136	$11,369,907	$11,404,902
Average Assets	$17,118,953	$17,092,008	$14,768,956	$14,749,855

Total Risk-Based Capital Ratio (Regulatory)	13.08%	12.65%	13.92%	12.74%
Tier 1 Capital to Risk-Weighted Assets	10.83%	11.39%	12.09%	11.48%
Tier 1 Capital to Average Assets	9.10%	9.60%	9.30%	8.88%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,558,281	$1,641,210	$1,374,240	$1,309,685
Less: Qualified Capital Securities	(25,000)	—	(46,606)	—
Common Equity Tier 1 Capital (Regulatory)	$1,533,281	$1,641,210	$1,327,634	$1,309,685

Net Risk-Weighted Assets (Regulatory)	$14,392,671	$14,410,136	$11,369,907	$11,404,902
Common Equity Tier 1 Capital Ratio (Regulatory)	10.65%	11.39%	11.68%	11.48%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

In management's view, certain non-GAAP financial measures, when taken together with the corresponding GAAP financial measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP financial measures and ratios in assessing our operating results and related trends, and when forecasting future periods. However, these non-GAAP financial measures should be considered in addition to, and not a substitute for or preferable to, financial measures and ratios presented in accordance with GAAP.

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 7.34 percent at December 31, 2022, and 9.01 percent at December 31, 2021. The decrease in tangible common equity and tangible assets is primarily due to the decline in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2021, the available for sale portfolio had a net unrealized gain of $75.9 million compared to a net unrealized loss of $296.7 million at December 31, 2022. This decline in value is due to interest rate changes and not due to credit quality.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at December 31, 2022 and December 31, 2021.

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

At December 31, 2022, non-performing loans totaled $42.5 million, a decrease of $843,000 from December 31, 2021. Non-accrual loans totaled $42.3 million at December 31, 2022, a decrease of $738,000 from December 31, 2021.

Other real estate owned and repossessions, totaling $6.4 million at December 31, 2022, increased $5.9 million from December 31, 2021. The increase is primarily related to a student housing property with a carrying value of $5.8 million. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Non-Performing Assets:
Non-accrual loans	$42,324	$43,062
Renegotiated loans	224	329
Non-performing loans (NPL)	42,548	43,391
OREO and Repossessions	6,431	558
Non-performing assets (NPA)	48,979	43,949
Loans 90-days or more delinquent and still accruing	1,737	963
NPAs and loans 90-days or more delinquent	$50,716	$44,912

The non-accrual balances in the table above include troubled debt loan restructures totaling $11.1 million and $13.7 million as of December 31, 2022 and 2021, respectively.

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$4,439	$8,273
Agricultural land, production and other loans to farmers	54	631
Real estate loans
Construction	12	885
Commercial real estate, non-owner occupied	25,494	23,125
Commercial real estate, owner occupied	3,550	432
Residential	14,315	9,723
Home equity	2,742	1,840
Individual's loans for household and other personal expenditures	110	3
Non-performing assets and loans 90-days or more delinquent	$50,716	$44,912

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

The Corporation’s total loan balance increased $2.8 billion, ending December 31, 2022 at $12.0 billion. The Level One acquisition added $1.6 billion to the total loan balance. Through the acquisition of Level One, the Bank acquired an additional $43.5 million of PPP loans as of the acquisition date. As of December 31, 2022, the Corporation had $4.7 million of PPP loans outstanding compared to the December 31, 2021 balance of $106.6 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program. Additional details of the Level One acquisition are included in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

At December 31, 2022, the allowance for credit losses totaled $223.3 million, which represents an increase of $27.9 million from December 31, 2021. The acquisition of Level One added $16.6 million in allowance for credit losses on PCD loans and an additional $14.0 million in provision for credit losses on non-PCD loans. The allowance was offset by $2.7 million in net charge offs for the twelve months ended December 31, 2022. As a percentage of loans, the allowance for credit losses was 1.86 percent at December 31, 2022, compared to 2.11 percent at December 31, 2021 and 1.41 percent at December 31, 2020. The allowance for credit losses as a percentage of total loans less PPP loans was 1.86 percent as of December 31, 2022. The Corporation deems the current estimate for loan portfolio credit exposure as appropriate.

The Corporation's credit loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2022	2021	2020
Allowance for loan/credit losses:
Balances, December 31, 2021	$195,397	$130,648	$80,284
Impact of adopting ASC 326	—	74,055	—
Balances, January 1, 2021 Post-ASC 326 adoption	—	204,703	—
Loans charged off	6,601	11,884	10,485
Recoveries on loans	3,927	2,578	2,176
Net charge-offs	2,674	9,306	8,309
Provision for loan/credit losses	—	—	58,673
CECL Day 1 non-PCD provision for credit losses	13,955	—	—
CECL Day 1 PCD ACL	16,599	—	—
Ending balance, December 31, 2021	$223,277	$195,397	$130,648
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.10%	0.09%
Ratio of allowance for credit losses - loans to non-accrual loans	527.5%	453.8%	212.5%
Ratio of allowance for credit losses - loans to total loans outstanding	1.86%	2.11%	1.41%

There was $16.8 million in provision for credit losses for the twelve months ended December 31, 2022, compared to no provision for credit losses for the twelve months ended December 31, 2021. The provision is entirely due to the acquisition of Level One.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs totaling $2.7 million, $9.3 million, and $8.3 million were recognized for the twelve months ended December 31, 2022, 2021, and 2020, respectively. For the twelve months ended December 31, 2022, there was one individual charge-off greater than $500,000 that totaled $2.8 million. For the twelve months ended December 31, 2022, there were two individual recoveries greater than $500,000 that totaled $1.2 million. For the twelve months ended December 31, 2021, there were four individual charge-offs greater than $500,000 that totaled $9.0 million. For the twelve months ended December 31, 2020, there were two individual charge-offs greater than $500,000 that totaled $7.3 million. For the twelve months ending December 31, 2021 and 2020, there were not any individual recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the twelve months ended December 31, 2022, 2021, and 2020 are reflected in the following table.

(Dollars in Thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Net charge-offs:
Commercial and industrial loans	$347	$5,185	$7,794
Agricultural land, production and other farm loans	(4)	(60)	(2)
Real estate loans
Construction	(863)	5	(101)
Commercial real estate, non-owner occupied	2,817	3,334	(148)
Commercial real estate, owner occupied	(896)	619	56
Residential	(4)	(283)	(160)
Home equity	526	157	487
Individuals loans for household and other personal expenditures	751	349	383
Public finance and other commercial loans	—	—	—
Total net charge-offs	$2,674	$9,306	$8,309

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

GOODWILL

As of October 1, 2022 and October 1, 2021, the Corporation performed its annual goodwill impairment testing and in each valuation, the fair value exceeded the Corporation's carrying value; therefore, it was concluded goodwill was not impaired as of either date. The Level One acquisition on April 1, 2022 resulted in $166.6 million of goodwill. In addition, the Hoosier acquisition on April, 1, 2021 resulted in $1.5 million of additional goodwill during that year. Details regarding the Level One and Hoosier acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $2.0 billion at December 31, 2022, a decrease of $367.9 million, or 15.7 percent, from December 31, 2021. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $13.7 million at December 31, 2022. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At December 31, 2022, total borrowings from the FHLB were $823.7 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at December 31, 2022 was $617.6 million.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation's material cash requirements from known contractual and other obligations at December 31, 2022:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$13,105,937	$—	$13,105,937
Certificates and other time deposits	1,148,819	127,989	1,276,808
Securities sold under repurchase agreements	167,413	—	167,413
Federal Home Loan Bank advances	460,097	363,577	823,674
Federal Funds Purchased	171,560	—	171,560
Subordinated debentures and term loans	1,183	150,115	151,298
Total	$15,055,009	$641,681	$15,696,690

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

Summarized credit-related financial instruments at December 31, 2022 are as follows:

(Dollars in Thousands)	December 31, 2022
Amounts of Commitments:
Loan commitments to extend credit	$4,950,724
Standby letters of credit	40,784
$4,991,508

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at December 31, 2022 remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2022.

	December 31, 2022
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$126,061	$—	$—	$—	$126,061
Investment securities	97,873	105,060	997,075	3,063,780	4,263,788
Loans	6,512,836	482,345	2,985,969	2,031,838	12,012,988
Federal Home Loan Bank stock	—	—	38,525	—	38,525
Total rate-sensitive assets	$6,736,770	$587,405	$4,021,569	$5,095,618	$16,441,362
Rate-Sensitive Liabilities:
Interest-bearing deposits	$9,880,678	$760,835	$118,931	$448,884	$11,209,328
Federal funds purchased	171,560	—	—	—	171,560
Securities sold under repurchase agreements	167,413	—	—	—	167,413
Federal Home Loan Bank advances	375,000	85,000	285,000	78,674	823,674
Subordinated debentures and term loans	50,039	—	—	101,259	151,298
Total rate-sensitive liabilities	$10,644,690	$845,835	$403,931	$628,817	$12,523,273
Interest rate sensitivity gap by period	$(3,907,920)	$(258,430)	$3,617,638	$4,466,801
Cumulative rate sensitivity gap	$(3,907,920)	$(4,166,350)	$(548,712)	$3,918,089
Cumulative rate sensitivity gap ratio
at December 31, 2022	63.3%	63.7%	95.4%	131.3%
at December 31, 2021	60.3%	63.8%	85.0%	134.0%

The Corporation had a cumulative negative gap of $4.2 billion in the one-year horizon at December 31, 2022, or 23.2 percent of total assets.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2022, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2022. The change from the base case represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	December 31, 2022	December 31, 2021
Rising 200 basis points from base case	2.8%	1.4%
Falling 100 basis points from base case	(2.3)%	(0.9)%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The following table presents the earning asset mix as of December 31, 2022 and December 31, 2021. Earning assets increased by $2.2 billion, or 15.1 percent, during the twelve months ended December 31, 2022. The April 1, 2022 acquisition of Level One contributed to increases in several categories. Additional details of the Level One acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest bearing deposits decreased $348.1 million from December 31, 2021 to December 31, 2022 as excess liquidity was used to fund organic loan growth.

Total investment securities decreased $260.6 million from December 31, 2021. The net unrealized gain on the Corporation's available for sale investment securities portfolio of $75.9 million at December 31, 2021 changed to a net unrealized loss of $296.7 million as of December 31, 2022. The change to a net unrealized loss position was due to changes in interest rates and not credit quality. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation's total loan portfolio increased $2.8 million from December 31, 2021, with $1.6 billion of the increase resulting from the acquisition of Level One. At December 31, 2022, the Corporation's PPP loan portfolio, which included PPP loans from Level One, were primarily in the commercial and industrial loan class and totaled $4.7 million, a decrease of $145.4 million from the December 31, 2021 balance of $106.6 million plus the additional $43.5 million from Level One. Excluding the decline in PPP loans and the effect of Level One's acquired loans at acquisition date, the Corporation experienced organic loan growth of $1.3 billion, or 13.9 percent since December 31, 2021. All loan classes experienced increases from December 31, 2021, with the exception of agricultural land, production and other loans to farmers, and the largest increases were in residential real estate, commercial and industrial loans and construction real estate. Additional details of the changes in the Corporation's loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Federal Home Loan Bank Stock increased $9.8 million from December 31, 2021. The Level One acquisition contributed $11.7 million to the increase, which was offset by the repurchase of excess stock by the FHLB of $1.9 million.

	December 31,	December 31,
(Dollars in Thousands)	2022	2021
Interest-bearing deposits	$126,061	$474,154
Investment securities available for sale	1,976,661	2,344,551
Investment securities held to maturity	2,287,127	2,179,802
Loans held for sale	9,094	11,187
Loans	12,003,894	9,241,861
Federal Home Loan Bank stock	38,525	28,736
	$16,441,362	$14,280,291

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (repurchase agreements, FHLB advances, subordinated debentures and term loans) at December 31, 2022 and 2021.

	December 31,	December 31,
(Dollars in Thousands)	2022	2021
Deposits:
Demand deposits	$8,448,797	$7,704,190
Savings deposits	4,657,140	4,334,802
Certificates and other time deposits of $100,000 or more	742,539	273,379
Other certificates and time deposits	468,712	389,752
Brokered deposits	65,557	30,454
Total deposits	14,382,745	12,732,577
Federal funds purchased	171,560	—
Securities sold under repurchase agreements	167,413	181,577
Federal Home Loan Bank advances	823,674	334,055
Subordinated debentures and term loans	151,298	118,618
	$15,696,690	$13,366,827

Deposits increased $1.7 billion from December 31, 2021. The acquisition of Level One contributed $1.9 billion in deposits, resulting in an organic deposit decline of $280.6 million, or 2.2 percent. Additional details regarding the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The majority of the organic deposit decline was due to decreases in non-maturity deposits of $513.5 million, which was offset by increases in maturity deposits of $232.9 million when compared to December 31, 2021. Higher interest rates have resulted in customers migrating funds from non-maturity products into maturity time deposit products.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Home Loan Bank advances increased $489.6 million compared to December 31, 2021 as the Corporation utilized liquidity from FHLB advances to fund organic loan growth. The Corporation has leveraged its capital position with FHLB advances, as well as repurchase agreements, which are pledged against acquired investment securities as collateral for the borrowings. Further discussion regarding FHLB advances is included in NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10K and Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

Subordinated debentures and term loans increased $32.7 million compared to December 31, 2021 due to the acquisition of Level One. Additional details regarding Level One's subordinated debentures and other borrownings are discussed within NOTE 2. ACQUISITIONS and NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10K.

INFLATION

The Corporation’s financial statements are presented in accordance with GAAP, which requires the measurement of financial position and operating results primarily in terms of historic dollar values. Changes in the relative value of money due to inflation or recession are generally not considered. Historically, changes in interest rates have affected the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, with inflation reaching the highest level in decades, the impact of such on the financial institution is more direct. The most direct effect of inflation on the Corporation’s operations is reflected in increased operating costs. The impact of inflation on operating costs in 2022 is reflected primarily in higher labor and vendor costs. During 2022, the Federal Reserve engaged in the tightening of monetary policy to address inflation by increasing the target federal funds rate by 425 basis points. The Corporation's sensitivity to interest rate changes are presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”. This rapid increase in interest rates can impact consumer spending as goods and services cost more thereby causing deposit balances to decline. In addition, the Corporation’s loan growth could moderate as customers respond to the impact of higher interest rates, high costs and a slowing economy.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (the “Corporation”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Accounting Standards Topic 326: Financial Instruments - Credit Losses.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Note 5 to the consolidated financial statements, the Corporation’s allowance for credit losses (ACL) on loans was $223.3 million at December 31, 2022. The ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Corporation’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•    Obtained an understanding of the Corporation’s process for establishing the ACL, including the selection of models and the qualitative                 factor adjustments of the ACL

•    Testing the design and operating effectiveness of internal controls, including those related to technology over the ACL, the establishment of qualitative adjustments for current and expected conditions, grading and risk classification of loans and establishment of specific reserves on individually evaluated loans and management’s review controls over the ACL balance as a whole including attending internal Corporation Credit Policy Committee meetings and Audit Committee discussions and analysis

•    Testing clerical and computational accuracy of the formulas within the calculation.

•    Testing of completeness and accuracy of the information and reports utilized in the ACL, including reports used in management review controls over the ACL.

•    Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings.

•    Tested internally prepared loan reviews to evaluate the reasonableness of loan credit risk ratings

•    Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions

•    Evaluating the forecast adjustment, including assessing that it is reasonable and supportable

•    Tested the reasonableness of specific reserves on individually reviewed loans

•    Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings

•    Evaluated the overall reasonableness of the ACL and evaluated trends identified within peer groups.

•    Identifying fields in the various loan systems that defined the loan pools and tested the design and operating effectiveness of internal controls surrounding the input and maintenance of those fields.

FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Corporation’s auditor since at least 1982; however, an earlier year cannot be reliably determined.
Indianapolis, Indiana
March 1, 2023

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2022	2021
ASSETS
Cash and due from banks	$122,594	$167,146
Interest-bearing deposits	126,061	474,154
Investment securities available for sale	1,976,661	2,344,551
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,907,865 and $2,202,503)	2,287,127	2,179,802
Loans held for sale	9,094	11,187
Loans	12,003,894	9,241,861
Less: Allowance for credit losses - loans	(223,277)	(195,397)
Net loans	11,780,617	9,046,464
Premises and equipment	117,118	105,655
Federal Home Loan Bank stock	38,525	28,736
Interest receivable	85,070	57,187
Other intangibles	35,842	25,475
Goodwill	712,002	545,385
Cash surrender value of life insurance	308,311	291,041
Other real estate owned	6,431	558
Tax asset, deferred and receivable	111,222	35,641
Other assets	221,631	140,167
TOTAL ASSETS	$17,938,306	$15,453,149
LIABILITIES
Deposits:
Noninterest-bearing	$3,173,417	$2,709,646
Interest-bearing	11,209,328	10,022,931
Total Deposits	14,382,745	12,732,577
Borrowings:
Federal funds purchased	171,560	—
Securities sold under repurchase agreements	167,413	181,577
Federal Home Loan Bank advances	823,674	334,055
Subordinated debentures and other borrowings	151,298	118,618
Total Borrowings	1,313,945	634,250
Interest payable	7,530	2,762
Other liabilities	199,316	170,989
Total Liabilities	15,903,536	13,540,578
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	—
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 59,170,583 and 53,410,411 shares	7,396	6,676
Additional paid-in capital	1,228,626	985,818
Retained earnings	1,012,774	864,839
Accumulated other comprehensive income (loss)	(239,151)	55,113
Total Stockholders' Equity	2,034,770	1,912,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,938,306	$15,453,149

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2022	December 31, 2021	December 31, 2020
INTEREST INCOME
Loans receivable:
Taxable	$470,468	$338,009	$358,264
Tax-exempt	25,124	22,110	21,483
Investment securities:
Taxable	38,354	29,951	24,440
Tax-exempt	67,381	55,331	42,341
Deposits with financial institutions	2,503	634	938
Federal Home Loan Bank stock	1,176	597	1,042
Total Interest Income	605,006	446,632	448,508
INTEREST EXPENSE
Deposits	62,939	23,319	51,740
Federal funds purchased	1,302	5	120
Securities sold under repurchase agreements	1,136	314	604
Federal Home Loan Bank advances	11,417	5,672	6,973
Subordinated debentures and other borrowings	8,009	6,642	6,944
Total Interest Expense	84,803	35,952	66,381
NET INTEREST INCOME	520,203	410,680	382,127
Provision for credit losses - loans	16,755	—	58,673
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	503,448	410,680	323,454
NON-INTEREST INCOME
Service charges on deposit accounts	28,371	23,571	20,999
Fiduciary and wealth management fees	29,688	28,362	23,747
Card payment fees	20,207	16,619	19,502
Net gains and fees on sales of loans	10,055	19,689	18,271
Derivative hedge fees	3,388	3,850	6,977
Other customer fees	1,935	1,490	1,497
Increase in cash surrender value of life insurance	5,210	4,873	5,040
Gains on life insurance benefits	5,964	2,187	100
Net realized gains on sales of available for sale securities	1,194	5,674	11,895
Other income	1,929	3,008	1,898
Total Non-Interest Income	107,941	109,323	109,926
NON-INTEREST EXPENSES
Salaries and employee benefits	206,893	166,995	155,937
Net occupancy	26,211	23,326	26,756
Equipment	23,945	19,401	19,344
Marketing	7,708	5,762	6,609
Outside data processing fees	21,682	18,317	14,432
Printing and office supplies	1,588	1,217	1,304
Intangible asset amortization	8,275	5,747	5,987
FDIC assessments	10,235	6,243	5,804
Other real estate owned and foreclosure expenses	823	992	330
Professional and other outside services	21,642	11,913	8,901
Other expenses	26,713	19,300	18,001
Total Non-Interest Expenses	355,715	279,213	263,405
INCOME BEFORE INCOME TAX	255,674	240,790	169,975
Income tax expense	33,585	35,259	21,375
NET INCOME	222,089	205,531	148,600
Preferred stock dividends	1,406	—	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$220,683	$205,531	$148,600

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic	$3.83	$3.82	$2.75
Diluted	$3.81	$3.81	$2.74
See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Net income	$222,089	$205,531	$148,600
Other comprehensive income (loss):
Unrealized gains/losses on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(371,299)	(30,042)	74,067
Reclassification adjustment for losses (gains) included in net income	(1,194)	(5,674)	(11,895)
Tax effect	78,224	7,502	(13,056)
Net of tax	(294,269)	(28,214)	49,116

Unrealized gain/loss on cash flow hedges:
Unrealized holding gain (loss) arising during the period	479	138	(1,480)
Reclassification adjustment for losses (gains) included in net income	521	1,044	906
Tax effect	(210)	(248)	121
Net of tax	790	934	(453)

Defined benefit pension plans:
Net gain (loss) arising during the period	(1,076)	9,482	(2,237)
Reclassification adjustment for amortization of prior service cost	82	84	84
Tax effect	209	(2,009)	452
Net of tax	(785)	7,557	(1,701)
Total other comprehensive income (loss), net of tax	(294,264)	(19,723)	46,962
Comprehensive income (loss)	$(72,175)	$185,808	$195,562

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2019	125	$125	—	$—	55,368,482	$6,921	$1,054,997	$696,520	$27,874	$1,786,437
Comprehensive income
Net income	—	—	—	—	—	—	—	148,600	—	148,600
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	46,962	46,962
Cash dividends on common stock ($1.04 per share)	—	—	—	—	—	—	—	(56,542)	—	(56,542)
Repurchases of common stock	—	—	—	—	(1,634,437)	(204)	(55,708)	—	—	(55,912)
Share-based compensation	—	—	—	—	128,292	16	4,584	—	—	4,600
Stock issued under employee benefit plans	—	—	—	—	25,423	3	636	—	—	639
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	60,806	8	1,718	—	—	1,726
Stock options exercised	—	—	—	—	13,550	2	113	—	—	115
Restricted shares withheld for taxes	—	—	—	—	(39,757)	(6)	(974)	—	—	(980)
Balances, December 31, 2020	125	$125	—	$—	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption	—	—	—	—	—	—	—	(68,040)	—	(68,040)
Balance, January 1, 2021	125	$125	—	$—	53,922,359	$6,740	$1,005,366	$720,538	$74,836	$1,807,605
Comprehensive income
Net income	—	—	—	—	—	—	—	205,531	—	205,531
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(19,723)	(19,723)
Cash dividends on common stock ($1.13 per share)	—	—	—	—	—	—	—	(61,230)	—	(61,230)
Repurchases of common stock	—	—	—	—	(646,102)	(81)	(25,363)	—	—	(25,444)
Share-based compensation	—	—	—	—	94,510	12	4,750	—	—	4,762
Stock issued under employee benefit plans	—	—	—	—	16,507	2	603	—	—	605
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	43,861	5	1,875	—	—	1,880
Stock options exercised	—	—	—	—	17,300	2	196	—	—	198
Restricted shares withheld for taxes	—	—	—	—	(38,024)	(4)	(1,609)	—	—	(1,613)
Balances, December 31, 2021	125	$125	—	$—	53,410,411	$6,676	$985,818	$864,839	$55,113	$1,912,571
Comprehensive income
Net income	—	—	—	—	—	—	—	222,089	—	222,089
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(294,264)	(294,264)
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.25 per share)	—	—	—	—	—	—	—	(72,748)	—	(72,748)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	118,046	15	4,637	—	—	4,652
Stock issued under employee benefit plans	—	—	—	—	20,267	3	703	—	—	706
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	50,559	6	2,050	—	—	2,056
Stock options exercised	—	—	—	—	22,000	3	355	—	—	358
Restricted shares withheld for taxes	—	—	—	—	(39,662)	(6)	(1,627)	—	—	(1,633)
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2022	2021	2020
Cash Flow From Operating Activities:
Net income	$222,089	$205,531	$148,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,755	—	58,673
Depreciation and amortization	11,815	10,701	11,009
Change in deferred taxes	9,065	6,983	(9,735)
Share-based compensation	4,652	4,762	4,600
Loans originated for sale	(251,306)	(548,742)	(591,057)
Proceeds from sales of loans held for sale	265,723	557,744	611,945
Gains on sales of loans held for sale	(4,373)	(16,223)	(15,817)
Gains on sales of securities available for sale	(1,194)	(5,674)	(11,895)
Increase in cash surrender of life insurance	(5,210)	(4,873)	(5,040)
Gains on life insurance benefits	(5,964)	(2,187)	(100)
Change in interest receivable	(20,695)	(3,239)	(5,047)
Change in interest payable	3,703	(525)	(3,467)
Other adjustments	22,985	3,124	11,162
Net cash provided by operating activities	268,045	207,382	203,831
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	348,093	(81,849)	(274,042)
Purchases of:
Securities available for sale	(451,203)	(931,368)	(613,117)
Securities held to maturity	(292,493)	(1,156,621)	(699,095)
Proceeds from sales of securities available for sale	606,873	181,333	231,391
Proceeds from maturities of:
Securities available for sale	201,846	279,367	322,617
Securities held to maturity	154,689	227,255	273,229
Change in Federal Home Loan Bank stock	1,899	—	—
Net change in loans	(1,165,548)	(60,581)	(792,986)
Net cash and cash equivalents received (paid) in acquisition	137,780	(2,933)	—
Proceeds from the sale of other real estate owned	496	706	8,655
Proceeds from life insurance benefits	24,047	8,764	601
Proceeds from mortgage portfolio loan sale	—	78,159	—
Other adjustments	(12,920)	(11,678)	(9,278)
Net cash used in investing activities	(446,441)	(1,469,446)	(1,552,025)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(513,496)	1,556,127	2,336,120
Certificates of deposit and other time deposits	232,874	(185,160)	(814,466)
Borrowings	1,818,389	45,542	573,757
Repayment of borrowings	(1,332,889)	(96,204)	(621,548)
Cash dividends on preferred stock	(1,406)	—	—
Cash dividends on common stock	(72,748)	(61,230)	(56,542)
Stock issued under employee benefit plans	706	605	639
Stock issued under dividend reinvestment and stock purchase plans	2,056	1,880	1,726
Stock options exercised	358	198	115
Repurchase of common stock	—	(25,444)	(55,912)
Net cash provided by financing activities	133,844	1,236,314	1,363,889
Net Change in Cash and Cash Equivalents	(44,552)	(25,750)	15,695
Cash and Cash Equivalents, January 1	167,146	192,896	177,201
Cash and Cash Equivalents, December 31	$122,594	$167,146	$192,896
Additional cash flow information:
Interest paid	$80,035	$36,477	$69,848
Income tax paid	13,819	31,168	33,201
Loans transferred to other real estate owned	6,469	292	813
Fixed assets transferred to other real estate owned	1,490	6,384	262
Non-cash investing activities using trade date accounting	46,106	39,923	6,183
ROU assets obtained in exchange for new operating lease liabilities	10,516	2,700	1,601

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Fair value of assets acquired	$2,510,576	$4,041	$—
Cash paid in acquisition	(79,324)	(3,225)	—
Less: Common stock issued	237,389	—	—
Less: Preferred stock issued	25,000	—	—
Liabilities assumed	$2,168,863	$816	$—

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ALLOWANCE FOR CREDIT LOSSES ON INVESTMENT SECURITIES AVAILABLE FOR SALE
For investment securities available for sale in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (loss). Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality. Details of the Corporation's allowance for credit losses on investment securities available for sale are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) established the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Bank’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of December 31, 2022, the Corporation had $4.7 million of PPP loans compared to the December 31, 2021 balance of $106.6 million. The Corporation will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Bank’s remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

PURCHASED CREDIT DETERIORATED ("PCD") LOANS
The Corporation accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value of acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, Financial Instruments – Credit Losses, the fair value adjustment is recorded as a premium or discount to the unpaid principal balance of each acquired loan. Acquired loans are classified into two categories: loans with more than insignificant credit deterioration (“PCD”) since origination, and loans with insignificant credit deterioration (“non-PCD”) since origination. Factors considered when determining whether a loan has a more-than-insignificant deterioration since origination include, but are not limited to, the materiality of the credit, risk grade, delinquency, nonperforming status, bankruptcies, and other qualitative factors. The net premium or discount on PCD loans is adjusted by the Corporation’s allowance for credit losses on loans, which is recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using an effective yield method. The net premium or discount on non-PCD loans, that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using an effective yield method. Additionally, non-PCD loans have an allowance for credit loss established on acquisition date, which is recognized in the current period provision for credit loss expense. In the event of prepayment, unamortized discounts or premiums on PCD and non-PCD loans are recognized in interest income.

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

PENSION
The Corporation has defined-benefit pension plans, including non-qualified plans for certain employees, former employees and former non-employee directors. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not met certain requirements as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. The Corporation's accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the Consolidated Balance Sheets. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in NOTE 18. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of these Notes to Consolidated Financial Statements.

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

FEDERAL HOME LOAN BANK STOCK ("FHLB")
FHLB stock is a required investment for institutions that are members of the FHLB. The Bank is a member of the FHLB of Indianapolis. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and is classified as a restricted security. Both cash and stock dividends are reported as income.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

INTANGIBLE ASSETS
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Intangible assets with definite useful lives are subject to amortization and relate to core deposits, customer relationships and non-compete agreements. These intangible assets are being amortized on both the straight-line and accelerated basis over two to ten years. Intangible assets are periodically evaluated as to the recoverability of their carrying value. Details of the Corporation's other intangible assets are included in NOTE 8. OTHER INTANGIBLES of these Notes to Consolidated Financial Statements.

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

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation completed its most recent annual goodwill impairment test as of October 1, 2022 and concluded, based on current events and circumstances goodwill is not impaired. Details of the Corporation's goodwill are included in NOTE 7. GOODWILL of these Notes to Consolidated Financial Statements.

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

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820, Fair Value Measurements and Disclosures), resulting in some volatility in earnings each period. Details of the Corporation's derivative instruments are included in NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements represent securities the Corporation routinely sells to certain treasury management customers and then repurchases these securities the next day. Securities sold under repurchase agreements are reflected as secured borrowings in the Corporation's Consolidated Balance Sheets at the amount of cash received in connection with each transaction. Details of the Corporation's repurchase agreements are included in NOTE 11. BORROWINGS of these Notes to Consolidated Financial Statements.

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

INCOME TAX
Income tax expense in the Consolidated Statements of Income is the total of the current year income tax due or refundable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts from the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2019.

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

NET INCOME PER COMMON SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and non-vested restricted stock awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. Details of the Corporation's net income per share are included in NOTE 20. NET INCOME PER COMMON SHARE of these Notes to Consolidated Financial Statements.

RECENT ACCOUNTING CHANGES ADOPTED IN 2022

FASB Accounting Standards Updates - No. 2022-06 - Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848
Summary - The FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extended the period of time preparers can utilize the reference rate reform relief guidance. The amendments in ASU No. 2022-06 were effective for all entities upon issuance.

In 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.

The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

The Corporation continually monitors potential accounting pronouncement and SEC release changes. The following pronouncements and releases have been deemed to have the most applicability to the Corporation's financial statements and will be adopted after December 31, 2022:

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

Originally, an entity could apply this ASU as of the beginning of an interim period that includes the March 12, 2020 issuance date of the ASU, through December 31, 2022. With the issuance of ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2020-04 was extended from December 31, 2022 to December 31, 2024. The Corporation expects to adopt the practical expedients included in this ASU in 2023 as it transitions its loans and other financial instruments to another reference rate.

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

Originally, the amendments in this Update did not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). With the issuance of ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2021-01 was extended from December 31, 2022 to December 31, 2024. The Corporation expects to adopt the practical expedients included in this ASU in 2023 as it transitions its loans and other financial instruments to another reference rate.

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

For public business entities, the amendments are effective for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period or early application, and (2) prospectively to all business combinations that occur on or after the date of initial application. The Corporation adopted this guidance on January 1, 2023, but adoption of the standard did not have a significant impact on the Corporation's financial statements or disclosures.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

FASB Accounting Standards Updates - No. 2022-02 —Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
Summary - The FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, to improve the usefulness of information provided to investors about certain loan refinancings, restructurings, and writeoffs.

Troubled Debt Restructurings ("TDR") by Creditors That Have Adopted CECL
During the FASB’s post-implementation review of the credit losses standard, including a May 2021 roundtable, investors and other stakeholders questioned the relevance of the TDR designation and the usefulness of disclosures about those modifications. Some noted that measurement of expected losses under the CECL model already incorporates losses realized from restructurings that are TDRs and that relevant information for investors would be better conveyed through enhanced disclosures about certain modifications.

The amendments in the new ASU eliminate the accounting guidance for TDRs by creditors that have adopted CECL while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty.

Vintage Disclosures - Gross Writeoffs
The disclosure of gross writeoff information by year of origination was cited by numerous investors as an essential input to their analysis. To address this feedback, the amendments in the new ASU require that a public business entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases.

For entities that have adopted the amendments in ASU 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation adopted this Update on January 1, 2023.

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

Level One was headquartered in Farmington Hills, Michigan and had 17 banking centers serving the Michigan market. Pursuant to the merger agreement, each common shareholder of Level One received, for each outstanding share of Level One common stock held, (a) a 0.7167 share of the Corporation's common stock, and (b) a cash payment of $10.17. The Corporation issued 5.6 million shares of the Corporation's common stock and paid $79.3 million in cash, in exchange for all outstanding shares of Level One common stock.

Additionally, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One Series B preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock (Nasdaq: FRMEP).

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

Fair Value
Cash and due from banks	$217,104
Investment securities available for sale	370,071
Investment securities held to maturity	587
Loans held for sale	7,951
Loans	1,627,423
Allowance for credit losses - loans	(16,599)
Premises and equipment	11,848
Federal Home Loan Bank stock	11,688
Interest receivable	7,188
Cash surrender value of life insurance	30,143
Tax asset, deferred and receivable	16,223
Other assets	41,690
Deposits	(1,930,790)
Securities sold under repurchase agreements	(1,521)
Federal Home Loan Bank advances	(160,043)
Subordinated debentures	(32,631)
Interest payable	(1,065)
Other liabilities	(42,813)
Net tangible assets acquired	156,454
Other intangibles	18,642
Goodwill	166,617
Purchase price	$341,713

The Corporation performed an evaluation of the loan portfolio in which there were loans that, at acquisition, had more than an insignificant amount of credit quality deterioration and were classified as purchased credit deteriorated ("PCD"). Details of the PCD loans are included in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements.

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

Fair Value
Cash and due from banks	$292
Other assets	35
Other liabilities	(816)
Net tangible assets acquired	(489)
Customer relationship intangible	2,247
Goodwill	1,467
Purchase price	$3,225

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Pro Forma Financial Information

The results of operations of Level One have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the year ended December 31, 2022 and 2021 as if the Level One acquisition occurred as of the beginning of the periods presented. Pro forma financial information of the Hoosier acquisition is not included in the table below as it is deemed immaterial.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Total revenue (net interest income plus other income)	$654,313	$621,946
Net Income	$221,631	$237,031
Net income available to common shareholders	$219,756	$235,156
Earnings per share:
Basic	$3.72	$3.96
Diluted	$3.70	$3.95

The pro forma information includes adjustments for interest income on loans and investment securities, interest expense on deposits and borrowings, premises expense for the banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information includes operating revenue of $56.9 million from Level One since the date of acquisition, and $12.5 million, net of tax, of acquisition-related expenses. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of January 1, 2022 and 2021, nor is it intended to be a projection of future results.

NOTE 3

CASH AND CASH EQUIVALENTS AND INTEREST-BEARING DEPOSITS

At December 31, 2022, the Corporation’s non-interest bearing deposits, included in cash and cash equivalents, and interest-bearing deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $54,029,000. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $110,502,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation has historically been required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  However, the Federal Reserve announced on March 15, 2020 that in order to support the flow of credit to households and businesses during the COVID-19 pandemic, reserve requirement ratios would move to zero effective March 26, 2020. The reserve requirement ratios remained at zero as of December 31, 2022.

NOTE 4

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of December 31, 2022 and December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
U.S. Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
U.S. Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of December 31, 2022 and December 31, 2021.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

Accrued interest on investment securities available for sale and held to maturity of $29.5 million and $26.8 million is included in the Interest Receivable line on the Corporation's Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of December 31, 2022, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses on investment securities remained unchanged at $245,000 as of December 31, 2022.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at December 31, 2022, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$101,076	$70,583	$171,659
Aa1	162,728	—	162,728
Aa2	185,394	—	185,394
Aa3	135,227	—	135,227
A1	131,417	—	131,417
A2	10,168	—	10,168
A3	10,117	—	10,117
Non-rated	381,425	1,099,237	1,480,662
Total	$1,117,552	$1,169,820	$2,287,372

The following tables summarize, as of December 31, 2022 and December 31, 2021, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2022
U.S. Treasury	$2,459	$42	$—	$—	$2,459	$42
U.S. Government-sponsored agency securities	48,940	4,973	53,022	12,219	101,962	17,192
State and municipal	1,177,104	150,096	108,652	28,630	1,285,756	178,726
U.S. Government-sponsored mortgage-backed securities	182,700	16,910	325,455	83,448	508,155	100,358
Corporate obligations	12,176	807	—	—	12,176	807
Total investment securities available for sale	$1,423,379	$172,828	$487,129	$124,297	$1,910,508	$297,125

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2021
U.S. Treasury	$999	$1	$—	$—	$999	$1
U.S. Government-sponsored agency securities	68,524	1,545	—	—	68,524	1,545
State and municipal	138,187	894	505	4	138,692	898
U.S. Government-sponsored mortgage-backed securities	427,687	10,791	8,324	397	436,011	11,188
Corporate obligations	992	8	—	—	992	8
Total investment securities available for sale	$636,389	$13,239	$8,829	$401	$645,218	$13,640

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

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2022
U.S. Treasury	$42	5
U.S. Government-sponsored agency securities	17,192	16
State and municipal	178,726	946
U.S. Government-sponsored mortgage-backed securities	100,358	177
Corporate obligations	807	10
Total investment securities available for sale	$297,125	1,154

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2021
U.S. Treasury	$1	1
U.S. Government-sponsored agency securities	1,545	8
State and municipal	898	103
U.S. Government-sponsored mortgage-backed securities	11,188	48
Corporate obligations	8	1
Total investment securities available for sale	$13,640	161

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

	December 31, 2022	December 31, 2021
Investments available for sale reported at less than historical cost:
Historical cost	$2,207,633	$658,858
Fair value	1,910,508	645,218
Gross unrealized losses	$297,125	$13,640
Percent of the Corporation's investments available for sale	96.7%	27.5%

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2022 and December 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2022
Due in one year or less	$2,822	$2,809	$13,697	$13,749
Due after one through five years	11,694	11,265	80,697	76,453
Due after five through ten years	169,729	161,211	147,078	135,027
Due after ten years	1,480,472	1,293,103	1,269,826	1,020,477
	1,664,717	1,468,388	1,511,298	1,245,706
U.S. Government-sponsored mortgage-backed securities	608,630	508,273	776,074	662,159
Total Investment Securities	$2,273,347	$1,976,661	$2,287,372	$1,907,865

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2021
Due in one year or less	$6,954	$6,965	$6,971	$6,995
Due after one through five years	5,097	5,309	30,272	31,946
Due after five through ten years	120,460	126,816	177,203	180,129
Due after ten years	1,464,460	1,537,856	1,215,812	1,231,568
	1,596,971	1,676,946	1,430,258	1,450,638
U.S. Government-sponsored mortgage-backed securities	671,684	667,605	749,789	751,865
Total Investment Securities	$2,268,655	$2,344,551	$2,180,047	$2,202,503

Securities with a carrying value of approximately $941.3 million and $873.2 million were pledged at December 31, 2022 and 2021, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities sold under agreements to repurchase amounted to $196.7 million at December 31, 2022 and $175.1 million at
December 31, 2021.

Gross gains and losses on the sales and redemptions of available for sale securities for the years indicated are shown below.

	2022	2021	2020
Sales and redemptions of investment securities available for sale:
Gross gains	$1,264	$6,502	$12,097
Gross losses	70	828	202
Net gains of sales and redemptions of investment securities available for sale	$1,194	$5,674	$11,895

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at December 31, 2022 and December 31, 2021, were $9.1 million and $11.2 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	December 31, 2022	December 31, 2021

Commercial and industrial loans	$3,437,126	$2,714,565
Agricultural land, production and other loans to farmers	241,793	246,442
Real estate loans:
Construction	835,582	523,066
Commercial real estate, non-owner occupied	2,407,475	2,135,459
Commercial real estate, owner occupied	1,246,528	986,720
Residential	2,096,655	1,159,127
Home equity	630,632	523,754
Individuals' loans for household and other personal expenditures	175,211	146,092
Public finance and other commercial loans	932,892	806,636
Loans	$12,003,894	$9,241,861

The Level One acquisition added $1.6 billion in loans at acquisition, which included $43.5 million of Paycheck Protection Program ("PPP") loans. Additional details of the Level One acquisition are included in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements. As of December 31, 2022, the Corporation had $4.7 million of PPP loans compared to the December 31, 2021 balance of $106.6 million. Additional details of the PPP are included in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Loans that evidenced deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected are included in the applicable categories below. Commercial and industrial loan balances as of December 31, 2022 include PPP loans with an origination year of 2021 and 2020 of $4.6 million and $102,000, respectively. Commercial and industrial loan balances as of December 31, 2021 include PPP loans with an origination year of 2021 and 2020 of $100.3 million and $6.3 million, respectively.

December 31, 2022
	Term Loans (amortized cost basis by origination year)
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$1,064,687	$531,504	$141,985	$114,999	$43,136	$45,310	$1,302,562	$5,048	$3,249,231
Special Mention	2,164	18,005	11,900	5,727	1,012	2,181	27,702	150	68,841
Substandard	27,512	26,571	5,531	10,606	4,674	567	43,450	143	119,054
Total Commercial and industrial loans	1,094,363	576,080	159,416	131,332	48,822	48,058	1,373,714	5,341	3,437,126
Agricultural land, production and other loans to farmers
Pass	44,446	36,299	35,791	15,296	3,752	28,910	73,402	—	237,896
Special Mention	286	784	—	—	281	632	—	—	1,983
Substandard	178	—	490	—	94	1,152	—	—	1,914
Total Agricultural land, production and other loans to farmers	44,910	37,083	36,281	15,296	4,127	30,694	73,402	—	241,793
Real estate loans:
Construction
Pass	366,414	301,986	117,541	11,428	857	3,224	17,167	—	818,617
Special Mention	16,922	—	—	—	—	—	—	—	16,922
Substandard	31	—	—	—	—	12	—	—	43
Total Construction	383,367	301,986	117,541	11,428	857	3,236	17,167	—	835,582
Commercial real estate, non-owner occupied
Pass	560,146	603,254	550,605	168,701	116,859	190,264	31,196	3,803	2,224,828
Special Mention	49,439	4,026	38,268	18,785	11,546	17,992	—	—	140,056
Substandard	21,123	8,128	8,026	—	4,442	872	—	—	42,591
Total Commercial real estate, non-owner occupied	630,708	615,408	596,899	187,486	132,847	209,128	31,196	3,803	2,407,475
Commercial real estate, owner occupied
Pass	260,725	316,665	330,441	114,015	63,816	81,286	33,123	3,378	1,203,449
Special Mention	7,744	6,125	2,245	3,481	1,210	2,984	1,328	—	25,117
Substandard	3,124	1,214	2,376	1,608	2,920	6,720	—	—	17,962
Total Commercial real estate, owner occupied	271,593	324,004	335,062	119,104	67,946	90,990	34,451	3,378	1,246,528
Residential
Pass	758,161	489,301	401,353	114,420	77,768	229,812	5,365	46	2,076,226
Special Mention	2,839	2,924	1,972	513	396	2,588	34	—	11,266
Substandard	1,399	1,824	1,811	805	1,468	1,741	60	55	9,163
Total Residential	762,399	494,049	405,136	115,738	79,632	234,141	5,459	101	2,096,655
Home equity
Pass	40,768	75,670	14,621	1,572	1,348	3,325	486,924	281	624,509
Special Mention	—	—	—	—	115	8	3,698	—	3,821
Substandard	—	79	—	—	65	60	2,098	—	2,302
Total Home Equity	40,768	75,749	14,621	1,572	1,528	3,393	492,720	281	630,632
Individuals' loans for household and other personal expenditures
Pass	67,883	43,639	13,025	5,389	5,830	3,775	35,091	—	174,632
Special Mention	178	134	77	33	28	17	16	—	483
Substandard	1	—	3	—	84	8	—	—	96
Total Individuals' loans for household and other personal expenditures	68,062	43,773	13,105	5,422	5,942	3,800	35,107	—	175,211
Public finance and other commercial loans
Pass	187,125	212,702	165,019	98,687	43,760	204,719	20,880	—	932,892
Total Public finance and other commercial loans	187,125	212,702	165,019	98,687	43,760	204,719	20,880	—	932,892
Loans	$3,483,295	$2,680,834	$1,843,080	$686,065	$385,461	$828,159	$2,084,096	$12,904	$12,003,894

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

December 31, 2021
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Total past due loans equaled $51.0 million as of December 31, 2022, a $16.3 million increase from the total of $34.7 million for December 31, 2021. At December 31, 2022, 30-59 Days Past Due loans totaled $29.1 million, an increase of $14.0 million from December 31, 2021. The primary increases were in commercial real estate owner and non-owner occupied and residential portfolios. At December 31, 2022, 60-89 Days Past Due loans totaled $5.9 million, a decrease of $1.1 million from December 31, 2021. The primary decreases were in commercial and industrial loans and residential portfolios, offset by an increase in the home equity portfolio. At December 31, 2022, 90 Days or More Past Due loans totaled $16.0 million, an increase of $3.3 million from December 31, 2021. The primary increases were in the commercial and industrial and residential portfolios, offset by a decrease in the non-owner occupied commercial real estate portfolio. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the years indicated:

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,429,314	$4,904	$434	$2,474	$3,437,126	$1,147
Agricultural land, production and other loans to farmers	241,739	—	—	54	241,793	—
Real estate loans:
Construction	832,716	2,436	418	12	835,582	—
Commercial real estate, non-owner occupied	2,395,495	5,946	881	5,153	2,407,475	264
Commercial real estate, owner occupied	1,241,714	4,495	—	319	1,246,528	—
Residential	2,079,959	8,607	2,278	5,811	2,096,655	—
Home equity	624,543	2,206	1,782	2,101	630,632	326
Individuals' loans for household and other personal expenditures	174,629	343	142	97	175,211	—
Public finance and other commercial loans	932,778	114	—	—	932,892	—
Loans	$11,952,887	$29,051	$5,935	$16,021	$12,003,894	$1,737

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$2,708,539	$2,602	$2,437	$987	$2,714,565	$675
Agricultural land, production and other loans to farmers	246,380	36	—	26	246,442	—
Real estate loans:
Construction	522,349	717	—	—	523,066	—
Commercial real estate, non-owner occupied	2,124,853	3,327	—	7,279	2,135,459	—
Commercial real estate, owner occupied	985,785	643	—	292	986,720	—
Residential	1,148,294	3,979	4,255	2,599	1,159,127	—
Home equity	518,643	3,327	281	1,503	523,754	288
Individuals' loans for household and other personal expenditures	145,634	375	83	—	146,092	—
Public finance and other commercial loans	806,636	—	—	—	806,636	—
Loans	$9,207,113	$15,006	$7,056	$12,686	$9,241,861	$963

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	December 31, 2022		December 31, 2021
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$3,292	$481	$7,598	$263
Agricultural land, production and other loans to farmers	54	—	631	524
Real estate loans:
Construction	12	—	685	—
Commercial real estate, non-owner occupied	19,374	280	23,029	6,133
Commercial real estate, owner occupied	3,550	2,784	411	—
Residential	13,685	702	9,153	2,160
Home equity	2,247	—	1,552	—
Individuals' loans for household and other personal expenditures	110	—	3	—
Loans	$42,324	$4,247	$43,062	$9,080

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on non-accrual loans for the twelve months ended December 31, 2022 and 2021, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses, for December 31, 2022 and 2021. The increase in collateral dependent loans of $38.8 million between 2022 and 2021, which is mostly in the commercial and industrial loan class, is primarily related to loans from the acquisition of Level One.

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$42,101	$42,101	$8,367
Real estate loans:
Construction	—	10	—	10	1
Commercial real estate, non-owner occupied	26,534	—	—	26,534	2,064
Commercial real estate, owner occupied	6,986	—	—	6,986	776
Residential	—	2,382	—	2,382	260
Home equity	—	289	—	289	44
Loans	$33,520	$2,681	$42,101	$78,302	$11,512

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$8,075	$8,075	$2,672
Agricultural land, production and other loans to farmers	524	—	251	775	—
Real estate loans:
Construction	—	685	—	685	82
Commercial real estate, non-owner occupied	23,652	—	—	23,652	5,510
Commercial real estate, owner occupied	1,044	—	—	1,044	—
Residential	—	4,906	—	4,906	305
Home equity	—	394	—	394	64
Loans	$25,220	$5,985	$8,326	$39,531	$8,633

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize troubled debt restructures in the Corporation's loan portfolio that occurred during the twelve months ended December 31, 2022 and 2021, respectively.

	Twelve Months Ended December 31, 2022
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$61	$62	$—	$62	1
Real estate loans:
Residential	53	—	56	56	1
Total	$114	$62	$56	$118	2

	Twelve Months Ended December 31, 2021
	Pre- Modification Recorded Balance	Term Modification	Rate Modification	Combination	Post - Modification Recorded Balance	Number of Loans
Commercial and industrial loans	$348	$348	$—	$—	$348	2
Real estate loans:
Construction	16	—	16	—	16	1
Commercial real estate, non owner occupied	12,922	12,976			12,976	1
Commercial real estate, owner occupied	51	29	—	21	50	2
Residential	691	449	126	118	693	9
Total	$14,028	$13,802	$142	$139	$14,083	15

Loans in the commercial and industrial and residential loan classes made up 52.5 percent and 47.5 percent, respectively, of the post-modification balances of the troubled debt restructured loans that occurred during the twelve months ending December 31, 2022. During the twelve months ended December 31, 2021, commercial real estate, non owner occupied made up 92.1 percent of the post-modification balance of the troubled debt restructured loans that occurred in the period.

The following table summarizes troubled debt restructures that occurred during the twelve months ended December 31, 2021, that subsequently defaulted during the period indicated and remained in default at period end. For purposes of this schedule, a loan is considered in default if it is 30-days or more past due. None of the troubled debt restructures that occurred during the twelve months ended December 31, 2022 resulted in a subsequent default that remained in default at period end.

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

For all consumer loan modifications, an evaluation to identify if a troubled debt restructure has occurred is performed prior to making the modification. Any subsequent deterioration is addressed through the charge-off process or through a specific reserve allocation included in the allowance for credit loss. Consumer troubled debt restructures that are not individually evaluated for a specific reserve are included in the calculation of the allowance for credit losses through the loan segment loss analysis. Consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.6 million and $4.2 million at December 31, 2022 and December 31, 2021, respectively.

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

The allowance for credit losses increased $27.9 million during the twelve months ended December 31, 2022. The allowance increased primarily due to $16.6 million of allowance for credit losses on PCD loans acquired in the Level One acquisition established through accounting adjustments on the acquisition date. In addition, a provision of $14.0 million was recorded to establish an allowance for credit losses on non-PCD loans acquired in the Level One acquisition. The allowance also had net charge offs of $2.7 million for the twelve months ended December, 31 2022. The following tables summarize changes in the allowance for credit losses by loan segment for the twelve months ended December 31, 2022 and 2021:

	Twelve Months Ended December 31, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2021	$69,935	$60,665	$20,206	$44,591	$195,397
Provision for credit losses	16,697	(20,425)	6,367	(2,639)	—
CECL Day 1 non-PCD provision for credit losses	2,957	5,539	871	4,588	13,955
CECL Day 1 PCD ACL	12,970	2,981	648	—	16,599
Recoveries on loans	872	1,096	863	1,096	3,927
Loans charged off	(1,215)	(3,017)	—	(2,369)	(6,601)
Balances. December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277

	Twelve Months Ended December 31, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications		(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses	7,921	(11,093)	1,122	—	—	2,050	—
Recoveries on loans	724	580	1	—	—	1,273	2,578
Loans charged off	(5,849)	(4,533)	(6)	—	—	(1,496)	(11,884)
Balances. December 31, 2021	$69,935	$60,665	$20,206	$—	$—	$44,591	$195,397

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

The following table summarizes changes in the allowance for loan losses by loan segment for the twelve months ended December 31, 2020:

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

The following table summarizes the average recorded investment and interest income recognized by loan class for the period indicated:

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

Financial instruments with off-balance sheet risk were as follows:

	December 31, 2022	December 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$4,950,724	$3,917,215
Standby letters of credit	$40,784	$34,613

The adoption of the CECL methodology for measuring credit losses on January 1, 2021, as discussed more fully in the Allowance for Credit Loss on Loans section of this Note, and in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $20.5 million. The Level One acquisition was responsible for an additional $2.8 million of provision for credit losses associated with off-balance sheet commitments, resulting in a total allowance for credit losses on off-balance sheet commitments of $23.3 million. This reserve level remains appropriate and is reported in Other Liabilities as of December 31, 2022 in the Consolidated Balance Sheets.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

	2022	2021
Balance, January 1	$20,500	$20,500
CECL Day 1 unfunded commitments provision for credit losses	2,800	—
Balance, December 31	$23,300	$20,500

NOTE 6

PREMISES AND EQUIPMENT

The following table summarizes the Corporation's premises and equipment as of December 31, 2022 and 2021:

	2022	2021
Cost at December 31:
Land	$25,299	$22,349
Buildings and Leasehold Improvements	174,895	160,410
Equipment	144,524	129,885
Total Cost	344,718	312,644
Accumulated Depreciation and Amortization	(227,600)	(206,989)
Net	$117,118	$105,655

The Level One acquisition on April 1, 2022 resulted in additions to premises and equipment of $11.8 million. Details regarding the acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 7

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Level One acquisition on April 1, 2022 resulted in $166.6 million of goodwill. In addition, the Hoosier acquisition on April, 1, 2021 resulted in $1.5 million of goodwill. Details regarding the Level One and Hoosier acquisitions are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

As of October 1, 2022 and October 1, 2021, the Corporation performed its annual goodwill impairment testing and in each valuation, the fair value exceeded the Corporation's carrying value; therefore, it was concluded goodwill was not impaired as of either date.

For additional details related to impairment testing, see the "GOODWILL" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2022	2021
Balance, January 1	$545,385	$543,918
Goodwill acquired	166,617	1,467
Balance, December 31	$712,002	$545,385

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

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2022	2021
Gross carrying amount	$104,643	$102,396
Other intangibles acquired	18,642	2,247
Accumulated amortization	(87,443)	(79,168)
Total core deposit and other intangibles	$35,842	$25,475

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Amortization expense for the years ended December 31, 2022, 2021 and 2020, was $8.3 million, $5.7 million and $6.0 million, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2023	$8,742
2024	7,271
2025	6,028
2026	4,910
2027	3,603
After 2027	5,288
$35,842

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

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2022 and 2021:

	2022	2021
Operating lease assets	$23,619	$17,818
Total lease assets	$23,619	$17,818

Operating lease liabilities	$25,316	$19,619
Total lease liabilities	$25,316	$19,619

Weighted average remaining lease term (years)
Operating leases	6.5	7.0
Weighted average discount rate
Operating leases	3.1%	3.1%

The table below presents the components of lease expense for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Lease Cost:
Operating lease cost	$5,233	$3,710	$3,724
Short-term lease cost	470	345	247
Variable lease cost	1,073	980	842
Sublease income	$(23)	$(33)	$(43)
Total lease cost	$6,753	$5,002	$4,770

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
2023	$5,610
2024	5,056
2025	4,673
2026	3,265
2027	2,468
2028 and after	7,068
Total lease payments	$28,140
Less: Present value discount	2,824
Present value of lease liabilities	$25,316

Other Information	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,329	$3,773	$3,629
ROU assets obtained in exchange for new operating lease liabilities	$10,516	$2,700	$1,601

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below for the years indicated:

	December 31, 2022	December 31, 2021
Demand deposits	$8,448,797	$7,704,190
Savings deposits	4,657,140	4,334,802
Certificates and other time deposits of $100,000 or more	742,539	273,379
Other certificates and time deposits	468,712	389,752
Brokered deposits	65,557	30,454
Total deposits	$14,382,745	$12,732,577

Deposits increased $1.7 billion from December 31, 2021. The Level One acquisition contributed $1.9 billion of deposits as of the acquisition date, resulting in an organic deposit decline of $280.6 million, or 2.2 percent. Details regarding the acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements. The majority of the organic deposit decline was due to decreases in non-maturity deposits of $513.5 million, which was offset by increases in maturity deposits of $232.9 million when compared to December 31, 2021. Higher interest rates have resulted in customers migrating funds from non-maturity products into maturity time deposit products. At December 31, 2022 and 2021, deposits exceeding the FDIC's Standard Maximum Deposit Insurance Amount of $250,000 were $8.1 billion and $7.6 billion, respectively.

At December 31, 2022, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2023	$1,148,819
2024	96,897
2025	14,661
2026	9,819
2027	6,043
After 2027	569
$1,276,808

NOTE 11

BORROWINGS

The following table summarizes the Corporation's borrowings as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Federal funds purchased	$171,560	$—
Securities sold under repurchase agreements	$167,413	$181,577
Federal Home Loan Bank advances	823,674	334,055
Subordinated debentures and other borrowings	151,298	118,618
Total Borrowings	$1,313,945	$634,250

The Level One acquisition contributed to the increase in borrowings due to the assumption of $160.0 million of Federal Home Loan Bank advances and $32.6 million of subordinated debentures. Additional details regarding the acquisition are discussed within NOTE 2. ACQUISITIONS of the these Notes to Consolidated Financial Statements. Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2022 and 2021 totaled $218.9 million and $199.1 million, respectively, and the average of such agreements totaled $185.1 million and $173.8 million during 2022 and 2021, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Transfers Accounted For As Secured Borrowings

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2022 and 2021 were:

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$167,413	$—	$—	$—	$167,413

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$181,577	$—	$—	$—	$181,577

Contractual maturities of borrowings as of December 31, 2022, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2023	$171,560	$167,413	$460,097	$1,183
2024	—	—	60,097	—
2025	—	—	25,097	—
2026	—	—	97	—
2027	—	—	200,096	—
After 2027	—	—	78,190	152,012
ASC 805 fair value adjustments at acquisition	—	—	—	(1,897)
	$171,560	$167,413	$823,674	$151,298

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At December 31, 2022, the outstanding FHLB advances had interest rates from 0.35 to 4.92 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2022, was $617.6 million. As of December 31, 2022, the Corporation had $95.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2022 and 2021, subordinated debentures and term loans totaled $151.3 million and $118.6 million, respectively.

•First Merchants Capital Trust II ("FMC Trust II"). At December 31, 2022 and 2021, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. The subordinated debentures and the trust preferred securities bear interest at a variable rate equal to three-month LIBOR plus 1.56 percent, with interest and dividend payments being made on a quarterly basis. The interest rate at December 31, 2022 and 2021 was 6.33 percent and 1.76 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II. See “Replacement of LIBOR Benchmark” below for information relating to changes impacting the interest and dividends payable upon the trust preferred securities and subordinated debentures after June 30, 2023.

•Ameriana Capital Trust I. At December 31, 2022 and 2021, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. The subordinated debentures and the trust preferred securities bear interest at a variable rate equal to three-month LIBOR plus 1.50 percent, with interest and dividend payments being made on a quarterly basis. The interest rate at December 31, 2022 and 2021 was 6.27 percent and 1.70 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I. See “Replacement of LIBOR Benchmark” below for information relating to changes impacting the interest and dividends payable upon the trust preferred securities and subordinated debentures after June 30, 2023.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the "Senior Debt") and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the "Subordinated Debt"). The interest rate on the Senior Debt and Subordinated Debt remains fixed for the first ten (10) years and will become floating thereafter. Once the rates convert to floating on October 30, 2023, the Senior Debt will have an annual floating rate equal to the three-month forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited (“CME Term SOFR”), adjusted by the relevant spread adjustment (which is 0.26161 percent for a three-month tenor), plus 2.345 percent. The Subordinated Debt will have an annual floating rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment, plus 4.095 percent. See “Replacement of LIBOR Benchmark” below for additional information relating to the transition from LIBOR to the Secured Overnight Financing Rate. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem begin with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2022 and 2021 the Corporation was in compliance with these covenants.

•Level One Subordinated Notes. On April 1, 2022, the Corporation assumed certain subordinated notes in conjunction with its acquisition of Level One. The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75 percent per annum, payable semiannually through December 18, 2024. The notes will bear a floating interest rate equal to the of three-month CME Term SOFR plus 3.11 percent, payable quarterly, after December 18, 2024 through maturity. The notes mature on December 18, 2029, and the Corporation has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a Tier 2 capital event or tax event.

•Other Borrowings. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.2 million as of December 31, 2022.

Replacement of LIBOR Benchmark

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law in response to the U.K. Financial Conduct Authority, the authority regulating LIBOR, announcing that, among other things, the 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings would cease to exist after June 30, 2023. The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. As directed by the LIBOR Act, on December 16, 2022, the Federal Reserve issued a final rule setting forth regulations to implement the LIBOR Act, including establishing benchmark replacements based on the Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six-, and 12-month tenors) and that do not have terms that provide for the use of a clearly defined and practicable replacement benchmark rate (“fallback provisions”) following the first London banking day after June 30, 2023.

As the subordinated debentures, the trust preferred securities, the Senior Notes and the Subordinated Notes discussed above do not have LIBOR fallback provisions, after June 30, 2023, the interest and dividends paid on those instruments will be based upon the CME Term SOFR, as the replacement benchmark, including a static spread adjustment for the appropriate tenor as provided by the LIBOR Act and related Federal Reserve regulations. The relevant spread adjustment for a three-month tenor is 0.26161 percent.

NOTE 12

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2022 the Corporation had one interest rate swap with a notional amount of $10.0 million that was designated as a cash flow hedge. As of December 31, 2021, the Corporation had four interest rate swaps with a notional amount of $60.0 million that were designated as cash flow hedges. A $24.0 million interest rate swap, which was used to hedge the variable cash outflows (Ameribor-based) associated with a brokered deposit, matured in the first quarter of 2022. Two interest rate swaps totaling $26.0 million, which were used to hedge the variable cash outflows (LIBOR-based) associated with existing trust preferred securities when the outflows converted from a fixed rate to variable rate in September 2012, matured in the third quarter of 2022.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2022, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2022 and 2021, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $164,000 from accumulated other comprehensive income (loss) to interest income.

The following table summarizes the Corporation's derivatives designated as hedges:

	Asset Derivatives				Liability Derivatives
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps on borrowings	Other Assets	$164	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$835

The amount of gain (loss) recognized in other comprehensive income is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion) For the Year Ended December 31,
	2022	2021
Interest rate products	$479	$138

The amount of loss reclassified from other comprehensive income into income related to cash flow hedging relationships is included in the table below for the years ended December 31, 2022, 2021 and 2020.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2022	2021	2020
Interest rate contracts	Interest expense	$(521)	$(1,044)	$(906)

Non-designated Hedges

The Corporation does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The notional amount of customer-facing swaps was approximately $1.2 billion and $1.0 billion as of December 31, 2022 and December 31, 2021, respectively.  This amount is offset with third party counterparties, as described above.

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Balance Sheet, as of December 31, 2022, and December 31, 2021.

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,184,866	$92,652	$1,038,947	$41,133
Forward contracts related to mortgage loans to be delivered for sale	14,406	188	—	—
Interest rate lock commitments	5,049	32	—	—
Included in other assets	$1,204,321	$92,872	$1,038,947	$41,133
Included in other liabilities:
Interest rate swaps	$1,184,866	$92,652	$1,038,947	$41,133
Forward contracts related to mortgage loans to be delivered for sale	4,483	63	—	—
Interest rate lock commitments	7,549	55	—	—
Included in other liabilities	$1,196,898	$92,770	$1,038,947	$41,133

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Net gains and fees on sales of loans" in the Consolidated Statements of Income and is considered a cost of executing a forward contract. The amount of gain (loss) recognized into income related to non-designated hedging instruments is included in the table below for the periods indicated.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2022	2021	2020
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$1,112	$—	$—
Interest rate lock commitments	Net gains and fees on sales of loans	71	—	—
Total net gain recognized in income		$1,183	$—	$—

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2022, the termination value of derivatives in a net liability position related to these agreements was $572,000, which resulted in no collateral pledged to counterparties as of December 31, 2022. While the Corporation did not breach any of these provisions as of December 31, 2022, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING MEASUREMENTS

Assets and liabilities are considered to be measured at fair value on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be measured at fair value on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment and recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Derivative Financial Agreements

See information regarding the Corporation’s derivative financial agreements in NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$101,962	$—	$101,962	$—
U.S. Treasury	2,459	2,459	—	—
State and municipal	1,351,760	—	1,348,356	3,404
U.S. Government-sponsored mortgage-backed securities	508,273	—	508,269	4
Corporate obligations	12,207	—	12,176	31
Derivative assets	93,036	—	93,036	—
Derivative liabilities	92,770	—	92,770	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$95,136	$—	$95,136	$—
U.S. Treasury	999	999	—	—
State and municipal	1,576,532	—	1,571,076	5,456
U.S. Government-sponsored mortgage-backed securities	667,605	—	667,601	4
Corporate obligations	4,279	—	4,248	31
Interest rate swap asset	41,133	—	41,133	—
Interest rate swap liability	41,968	—	41,968	—

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2022 and 2021.

	Available for Sale Securities
	For The Year Ended
	December 31, 2022	December 31, 2021
Beginning Balance	$5,491	$2,479
Included in other comprehensive income	(612)	227
Purchases, issuances, and settlements	5,111	3,241
Principal payments	(6,551)	(456)
Ending balance	$3,439	$5,491

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2022 or 2021.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2022 or 2021.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy for year ended December 31, 2022 and 2021.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$55,290	—	—	$55,290

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$24,491	—	—	$24,491
Other real estate owned	$96	—	—	$96

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2022 and 2021.

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,404	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years A- to BBB 0.4% - 4% 3.4%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month LIBOR plus 200bps 0%

Collateral dependent loans	$55,290	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% 1.1%

December 31, 2021	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$5,456	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years A- to BBB- 0.75% - 4% 3.7%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month LIBOR plus 200bps 0%

Collateral dependent loans	$24,491	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% 5.5%

Other real estate owned	$96	Appraisals	Discount to reflect current market conditions Weighted-average discount of other real estate owned balance	0% - 44% 43.5%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation's financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021.

	2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and due from banks	$122,594	$122,594	$—	$—
Interest-bearing deposits	126,061	126,061	—	—
Investment securities available for sale	1,976,661	2,459	1,970,763	3,439
Investment securities held to maturity	2,287,127	—	1,893,271	14,594
Loans held for sale	9,094	—	9,094	—
Loans	11,780,617	—	—	11,156,217
Federal Home Loan Bank stock	38,525	—	38,525	—
Derivative assets	93,036	—	93,036	—
Interest receivable	85,070	—	85,070	—
Liabilities at December 31:
Deposits	$14,382,745	$13,105,936	$1,251,017	$—
Borrowings:
Federal funds purchased	171,560	—	171,560	—
Securities sold under repurchase agreements	167,413	—	167,396	—
Federal Home Loan Bank advances	823,674	—	615,211	—
Subordinated debentures and other borrowings	151,298	—	122,102	—
Derivative liabilities	92,770	—	92,770	—
Interest payable	7,530	—	7,530	—

	2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31:
Cash and due from banks	$167,146	$167,146	$—	$—
Interest-bearing deposits	474,154	474,154	—	—
Investment securities available for sale	2,344,551	999	2,338,061	5,491
Investment securities held to maturity	2,179,802	—	2,188,600	13,903
Loans held for sale	11,187	—	11,187	—
Loans	9,046,464	—	—	9,068,319
Federal Home Loan Bank stock	28,736	—	28,736	—
Interest rate swap asset	41,133	—	41,133	—
Interest receivable	57,187	—	57,187	—
Liabilities at December 31:
Deposits	$12,732,577	$12,038,992	$690,089	$—
Borrowings:
Securities sold under repurchase agreements	181,577	—	181,572	—
Federal Home Loan Bank advances	334,055	—	337,005	—
Subordinated debentures and other borrowings	118,618	—	107,892	—
Interest rate swap liability	41,968	—	41,968	—
Interest payable	2,762	—	2,762	—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 14
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2022 and 2021:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income before reclassifications	(293,326)	378	(850)	(293,798)
Amounts reclassified from accumulated other comprehensive income	(943)	412	65	(466)
Period change	(294,269)	790	(785)	(294,264)
Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)

Balance at December 31, 2020	$87,988	$(1,594)	$(11,558)	$74,836
Other comprehensive income before reclassifications	(23,732)	109	7,491	(16,132)
Amounts reclassified from accumulated other comprehensive income	(4,482)	825	66	(3,591)
Period change	(28,214)	934	7,557	(19,723)
Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2022	2021	2020	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$1,194	$5,674	$11,895	Other income - net realized gains on sales of available for sale securities
Related income tax benefit (expense)	(251)	(1,192)	(2,498)	Income tax expense
	$943	$4,482	$9,397

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(521)	$(1,044)	$(906)	Interest expense - subordinated debentures and other borrowings
Related income tax benefit (expense)	109	219	190	Income tax expense
	$(412)	$(825)	$(716)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(82)	$(84)	$(84)	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	17	18	18	Income tax expense
	$(65)	$(66)	$(66)

Total reclassifications for the period, net of tax	$466	$3,591	$8,615

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

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

There are five capital categories defined in the regulations, ranging from “well capitalized” to “critically undercapitalized”. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and common equity tier 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the following table, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2022, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

Basel III permits banks with less than $15 billion in assets to continue to treat trust preferred securities as tier 1 capital. This treatment is permanently grandfathered as tier 1 capital even if the Corporation should ever exceed $15 billion in assets due to organic growth but not following certain mergers or acquisitions. As a result, while the Corporation’s total assets exceeded $15 billion as of December 31, 2021, the Corporation has continued to treat its trust preferred securities as tier 1 capital as of such date. However, under certain amendments to the “transition rules” of Basel III, if a bank holding company that held less than $15 billion of assets as of December 31, 2009 (which would include the Corporation) acquires a bank holding company with under $15 billion in assets at the time of acquisition (which would include Level One), and the resulting organization has total consolidated assets of $15 billion or more as reported on the resulting organization’s call report for the period in which the transaction occurred, the resulting organization must begin reflecting its trust preferred securities as tier 2 capital at such time. As a result, effective with the April 1, 2022 consummation of the Level One merger, the Corporation began reflecting all of its trust preferred securities as tier 2 capital.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation's and Bank's actual and required capital ratios as of December 31, 2022 and December 31, 2021 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,882,254	13.08%	$1,511,230	10.50%	N/A	N/A
First Merchants Bank	1,822,296	12.65	1,513,064	10.50	$1,441,014	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,558,281	10.83%	$1,223,377	8.50%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,224,862	8.50	$1,152,811	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,533,281	10.65%	$1,007,487	7.00%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,008,710	7.00	$936,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,558,281	9.10%	$684,758	4.00%	N/A	N/A
First Merchants Bank	1,641,210	9.60	683,680	4.00	$854,600	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,582,481	13.92%	$1,193,840	10.50%	N/A	N/A
First Merchants Bank	1,453,358	12.74	1,197,515	10.50	$1,140,490	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,374,240	12.09%	$966,442	8.50%	N/A	N/A
First Merchants Bank	1,309,685	11.48	969,417	8.50	$912,392	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,327,634	11.68%	$795,893	7.00%	N/A	N/A
First Merchants Bank	1,309,685	11.48	798,343	7.00	$741,319	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,374,240	9.30%	$590,758	4.00%	N/A	N/A
First Merchants Bank	1,309,685	8.88	589,994	4.00	$737,493	5.00%

A reconciliation of certain non-GAAP amounts used in the determination of the above regulatory measures is detailed within the “Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, tier 1 and total risk-based capital ratios. At December 31, 2022 and 2021, risk-weighted assets included $4.7 million and $106.6 million, respectively, of PPP loans at a zero risk weight.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Dividends
The Corporation's principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2022, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $288.7 million.

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

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of a newly created 7.5 percent non-cumulative perpetual preferred stock with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. As a result of the issuance, the Corporation had $25.0 million of outstanding preferred stock at December 31, 2022. During the period ended December 31, 2022, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) equal to $1.4 million. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. During 2022, the Corporation did not repurchase any shares of its common stock pursuant to the repurchase program. As of December 31, 2022, the Corporation had approximately 2.7 million shares at a maximum aggregate value of $74.5 million available to repurchase under the program.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

NOTE 16

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The unpaid balances are as follows for December 31, 2022, 2021 and 2020.  The amount of capitalized servicing assets is considered immaterial.

	2022	2021	2020
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$794,222	$765,547	$514,539
Fannie Mae	54,934	60,839	69,072
Equity Bank	49,558	60,107	—
Federal Home Loan Bank	27,127	32,558	51,479
Chevy Chase Mortgage Company	—	85	134
Total	$925,841	$919,136	$635,224

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 17

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation's 2009 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors.  The stock options, which have a ten-year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on Nasdaq on the date of grant.  The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or, continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSAs and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2022, 2021, and 2020 was $4.7 million, $4.8 million, and $4.6 million, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Statements of Income.

Share-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.5 percent for the year ended December 31, 2022, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards. For the year ended 2022, RSAs vested at a stock price higher than the grant date stock price resulting in recognition of income tax benefit at vesting of $86,000. In 2021 and 2020, the Corporation had RSAs vest primarily at a stock price that was lower than the grant date stock price, which resulted in the recognition of income tax expense at vesting of $112,000 and $394,000, respectively.

	Years Ended December 31,
	2022	2021	2020
Stock and ESPP Options
Pre-tax compensation expense	$95	$155	$96
Income tax benefit	(74)	(92)	(29)
Stock and ESPP option expense, net of income taxes	$21	$63	$67
Restricted Stock Awards
Pre-tax compensation expense	$4,557	$4,607	$4,504
Income tax benefit	(1,043)	(855)	(552)
Restricted stock awards expense, net of income taxes	$3,514	$3,752	$3,952
Total Share-Based Compensation:
Pre-tax compensation expense	$4,652	$4,762	$4,600
Income tax benefit	(1,117)	(947)	(581)
Total share-based compensation expense, net of income taxes	$3,535	$3,815	$4,019

The grant date fair value of ESPP options was estimated to be approximately $31,000 at the beginning of the October 1, 2022 quarterly offering period. The ESPP options vested during the three months ending December 31, 2022, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2022.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Stock option activity under the Corporation's stock option plans, as of December 31, 2022, and changes during the year ended December 31, 2022, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	28,500	$17.14
Transferred Options from Level One	148,600	$18.84
Exercised	(22,000)	$16.28
Outstanding December 31, 2022	155,100	$18.89	2.47	$3,446,110
Vested and Expected to Vest at December 31, 2022	155,100	$18.89	2.47	$3,446,110
Exercisable at December 31, 2022	155,100	$18.89	2.47	$3,446,110

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2022.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $533,000 and $559,000, respectively. Cash receipts of stock options exercised during 2022 and 2021 were $358,000 and $198,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2022	411,259	$35.86
Granted	137,267	$40.66
Forfeited	(13,775)	$37.18
Vested	(118,046)	$37.35
Unvested RSAs at December 31, 2022	416,705	$36.97

As of December 31, 2022, unrecognized compensation expense related to RSAs was $8.9 million and is expected to be recognized over weighted-average period of 1.79 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2022.

NOTE 18

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans, including non-qualified plans for certain employees, former employees and former non-employee directors, cover approximately 8 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The table below sets forth the plans’ funded status and amounts recognized in the Consolidated Balance Sheets at December 31, using measurement dates of December 31, 2022 and 2021.

	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of year	$74,274	$80,786
Service cost	—	—
Interest cost	1,905	1,760
Actuarial (gain) loss	(14,546)	(2,919)
Benefits paid	(5,869)	(5,353)
Benefit obligation at end of year	$55,764	$74,274

Change in Plan Assets:
Fair value of plan assets at beginning of year	$94,588	$88,512
Actual return on plan assets	(11,799)	10,786
Employer contributions	614	643
Benefits paid	(5,869)	(5,353)
End of year	77,534	94,588
Funded status at end of year	$21,770	$20,314

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$1,955	$1,545
Assets	$25,175	$24,750
Liabilities	$3,405	$4,436

As of December 31, 2022, the funded status of the plans increased $1.5 million and the accumulated other comprehensive loss, net of tax, decreased $785,000 from December 31, 2021. A primary contributing factor to these changes was the discount rate increasing by 270 basis points from 2.7 percent to 5.4 percent, which decreased the liability by $14.8 million. This was offset by a $200,000 increase in the liability due to incorporation of new census data. The plans' assets experienced a loss of $11.8 million, as compared to an expected return of $4.5 million.

The accumulated benefit obligation for all defined benefit plans was $55.8 million and $74.3 million at December 31, 2022 and 2021, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2022	December 31, 2021
Projected benefit obligation	$3,405	$4,436
Accumulated benefit obligation	$3,405	$4,436
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $122,000, $117,000 and $165,000 for 2022, 2021 and 2020, respectively.

The following table shows the components of net periodic pension benefit cost:

	December 31, 2022	December 31, 2021	December 31, 2020
Service cost	$—	$—	$16
Interest cost	1,905	1,760	2,343
Expected return on plan assets	(4,544)	(4,246)	(4,086)
Amortization of prior service cost	87	87	87
Amortization of net loss	13	305	221
Net periodic pension benefit cost	$(2,539)	$(2,094)	$(1,419)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2022	December 31, 2021	December 31, 2020
Net periodic pension benefit cost	$(2,539)	$(2,094)	$(1,419)
Net gain (loss)	(1,797)	9,460	(3,119)
Amortization of net loss	13	305	221
Amortization of prior service cost	87	87	87
Total recognized in other comprehensive income (loss)	(1,697)	9,852	(2,811)
Total recognized in net periodic pension benefit cost and other comprehensive income (loss)	$842	$11,946	$(1,392)

Significant assumptions include:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.40%	2.70%	2.30%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a
Weighted-average Assumptions Used to Determine Cost:
Discount rate	2.70%	2.30%	3.20%
Expected return on plan assets	5.00%	5.00%	5.00%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a

At December 31, 2022 and 2021, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available. The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans’ are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes.

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

At December 31, 2022, the maturities of the plans’ debt securities ranged from 15 days to 9.1 years, with a weighted average maturity of 3.9 years. At December 31, 2021, the maturities of the plans’ debt securities ranged from 40 days to 7.7 years, with a weighted average maturity of 3.5 years.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2022. The minimum contribution required in 2023 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2023	$5,632
2024	5,431
2025	5,352
2026	5,176
2027	4,889
After 2027	21,143
$47,623

Plan assets are re-balanced quarterly. At December 31, 2022 and 2021, plan assets by category are as follows:

	December 31, 2022		December 31, 2021
	Actual	Target	Actual	Target
Cash and cash equivalents	5.9%	3.0%	2.5%	3.0%
Equity securities	51.5	50.0	56.4	53.0
Debt securities	40.4	45.0	38.6	42.0
Alternative investments	2.2	2.0	2.5	2.0
	100.0%	100.0%	100.0%	100.0%

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $6.5 million, $5.2 million and $5.1 million for 2022, 2021 and 2020, respectively.

The Corporation also maintains a post retirement benefit plan that provides health insurance benefits for a closed group of participants that came to the Corporation through the 2019 MBT acquisition. To be eligible for the post retirement plan, the participants must (1) have been hired by MBT prior to January 1, 2007, (2) be a full-time employee of the Corporation and employed by MBT prior to the acquisition, and (3) be at least 55 years of age with 5 years of full-time service with MBT. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees' premiums are determined based on their retiree class (per historical MBT guidelines) and also determined by the plan type for which the retiree is enrolled. As of December 31, 2022 and 2021, the obligation payable under the post retirement plan was $2.4 million and $3.2 million, respectively. Post retirement plan expense totaled $53,000, $62,000 and $126,000 for 2022, 2021 and 2020, respectively.

Pension Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $74.0 million and $92.0 million as of December 31, 2022 and 2021, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $3.5 million and $2.6 million as of December 31, 2022 and 2021, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2022 and 2021.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$4,559	$4,559	$—	$—
Corporate Bonds and Notes	17,159	17,159	—	—
Government Agency and Municipal Bonds and Notes	3,010	—	3,010	—
Certificates of Deposit	492	—	492	—
Party-in-Interest Investments
Common Stock	2,487	2,487	—	—
Mutual Funds
Taxable Bond	10,686	10,686	—	—
Large Cap Equity	21,056	21,056	—	—
Mid Cap Equity	9,610	9,610	—	—
Small Cap Equity	4,419	4,419	—	—
International Equity	2,357	2,357	—	—
Specialty Alternative Equity	1,699	1,699	—	—
	$77,534	$74,032	$3,502	$—

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,346	$2,346	$—	$—
Corporate Bonds and Notes	15,726	15,726	—	—
Government Agency and Municipal Bonds and Notes	1,302	—	1,302	—
Certificates of Deposit	1,307	—	1,307	—
Party-in-Interest Investments
Common Stock	2,534	2,534	—	—
Mutual Funds
Taxable Bond	18,184	18,184	—	—
Large Cap Equity	28,349	28,349	—	—
Mid Cap Equity	13,033	13,033	—	—
Small Cap Equity	5,815	5,815	—	—
International Equity	3,602	3,602	—	—
Specialty Alternative Equity	2,390	2,390	—	—
	$94,588	$91,979	$2,609	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 19

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 21%	$53,692	$50,566	$35,695
Tax-exempt Interest Income	(19,349)	(16,200)	(13,273)
Stock Compensation	(214)	(20)	338
Earnings on Life Insurance	(2,344)	(1,468)	(1,079)
Tax Credits	(414)	(354)	(425)
CARES Act - NOL carryback rate differential	—	—	(1,178)
State Tax	2,494	2,697	1,122
Other	(280)	38	175
Income Tax Expense	$33,585	$35,259	$21,375

Effective Tax Rate	13.1%	14.6%	12.6%

Income tax expense consists of the following components for the years ended December 31, 2022, 2021, 2020:

	2022	2021	2020
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$21,824	$24,634	$28,463
State	2,696	1,473	2,647
Deferred:
Federal	8,604	7,211	(8,508)
State	461	1,941	(1,227)
Income Tax Expense	$33,585	$35,259	$21,375

Significant components of the net deferred tax assets and liabilities resulting from temporary differences were as follows at December 31, 2022 and 2021:

	2022	2021
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Loan Losses	$61,484	$52,995
Differences in Accounting for Loan Fees	2,094	2,016
Deferred Compensation	3,922	4,172
Federal & State Income Tax Loss Carryforward and Credits	600	747
Net Unrealized Loss on Securities Available for Sale	62,323	—
Other	2,883	3,585
Total Assets	133,306	63,515
Liabilities:
Differences in Depreciation Methods	7,039	5,726
Differences in Accounting for Loans and Securities	1,058	3,078
Difference in Accounting for Pensions and Other Employee Benefits	3,687	4,586
State Income Tax	1,859	1,499
Net Unrealized Gain on Securities Available for Sale	—	15,889
Gain on FDIC Modified Whole Bank Transaction	287	306
Other	9,919	8,108
Total Liabilities	23,849	39,192
Net Deferred Tax Asset	$109,457	$24,323

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2022, the Corporation has approximately $12.2 million of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2024. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $8.9 million. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS and Ameriana of approximately $13.4 million and $11.9 million, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income, for which no deferred federal income tax liability has been recognized. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, federal income taxes may be imposed at the then applicable tax rate. The unrecorded deferred tax liability at December 31, 2022, would have been approximately $5.3 million.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2019.

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

The following table reconciles basic and diluted net income per common share for the years indicated:

	2022			2021			2020
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$220,683	57,692,018	$3.83	$205,531	53,783,632	$3.82	$148,600	54,058,471	$2.75
Effect of potentially dilutive stock options and restricted stock awards		258,239			200,597			161,913
Diluted net income per common share	$220,683	57,950,257	$3.81	$205,531	53,984,229	$3.81	$148,600	54,220,384	$2.74

As of December 31, 2022, 2021 and 2020, there were no stock options with an option price greater than the average market price of the common shares.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$56,739	$127,501
Investment in subsidiaries	2,124,104	1,900,787
Premises and equipment	119	274
Interest receivable	6	2
Goodwill	448	448
Cash surrender value of life insurance	736	716
Other assets	6,851	10,281
Total assets	$2,189,003	$2,040,009
Liabilities
Subordinated debentures and other borrowings	$150,115	$118,618
Interest payable	979	864
Other liabilities	3,139	7,956
Total liabilities	154,233	127,438
Stockholders' equity	2,034,770	1,912,571
Total liabilities and stockholders' equity	$2,189,003	$2,040,009

Condensed Statements of Income and Comprehensive Income (Loss)

	December 31, 2022	December 31, 2021	December 31, 2020
Income
Dividends from subsidiaries	$90,500	$161,825	$70,100
Other income	(1,693)	(50)	(62)
Total income	88,807	161,775	70,038
Expenses
Interest expense	8,005	6,642	6,777
Salaries and employee benefits	3,786	3,917	3,426
Net occupancy and equipment expenses	46	825	745
Professional and other outside services	2,187	1,264	949
Other expenses	1,396	1,687	1,266
Total expenses	15,420	14,335	13,163
Income before income tax benefit and equity in undistributed income of subsidiaries	73,387	147,440	56,875
Income tax benefit	3,645	2,929	2,260
Income before equity in undistributed income of subsidiaries	77,032	150,369	59,135
Equity in undistributed income of subsidiaries	145,057	55,162	89,465
Net income	222,089	205,531	148,600
Preferred stock dividends	1,406	—	—
Net income available to common stockholders	$220,683	$205,531	$148,600

Net income	$222,089	$205,531	$148,600
Other comprehensive income (loss)	(294,264)	(19,723)	46,962
Comprehensive income (loss)	$(72,175)	$185,808	$195,562

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Cash Flows

	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flow From Operating Activities:
Net income	$222,089	$205,531	$148,600
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	1,659	1,563	1,502
Distributions in excess of (equity in undistributed) income of subsidiaries	(145,057)	(55,162)	(89,465)
Other adjustments	(6,258)	(1,173)	1,537
Investment in subsidiaries - operating activities	333	885	235
Net cash provided by operating activities	72,766	151,644	62,409
Cash Flow From Investing Activities:
Net cash and cash equivalents paid in acquisition	(72,494)	—	—
Net cash used by investing activities	(72,494)	—	—
Cash Flow From Financing Activities:
Cash dividends on common stock	(72,748)	(61,230)	(56,542)
Cash dividends on preferred stock	(1,406)	—	—
Repayment of borrowings	—	—	(20,310)
Stock issued under employee benefit plans	706	605	639
Stock issued under dividend reinvestment and stock purchase plan	2,056	1,880	1,726
Stock options exercised	358	198	115
Repurchases of common stock	—	(25,444)	(55,912)
Net cash used by financing activities	(71,034)	(83,991)	(130,284)
Net change in cash and cash equivalents	(70,762)	67,653	(67,875)
Cash and cash equivalents, beginning of the year	127,501	59,848	127,723
Cash and cash equivalents, end of year	$56,739	$127,501	$59,848
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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2022, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As permitted by SEC guidance, management excluded from its assessment the operations of the Level One Bancorp, Inc. acquisition made during 2022, which is described in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K. The assets of Level One Bancorp, Inc. represented approximately 13 percent of the Corporation's consolidated assets as of December 31, 2022. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2022 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

FORVIS, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2022, which appears as follows.

PART II: ITEM 9., ITEM 9A., ITEM 9B. AND ITEM 9C.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited First Merchants Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Corporation as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022 and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in management’s report, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022 has excluded Level One Bancorp, Inc. acquired on April 1, 2022. Level One Bancorp, Inc. represented nine percent of consolidated revenues for the year ended December 31, 2022, and seven percent of consolidated total assets as of December 31, 2022.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

FORVIS, LLP
(Formerly BKD, LLP)

Indianapolis, Indiana
March 1, 2023

PART II: ITEM 9., ITEM 9A., ITEM 9B. AND ITEM 9C.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2023 annual meeting (“2023 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Corporation will provide information that is responsive to this Item 11 in its 2023 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	155,100	$18.89	1,698,364
Total	155,100	$18.89	1,698,364

Security Ownership and Related Matters

The Corporation will provide additional information that is responsive to this Item 12 in its 2023 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation will provide information that is responsive to this Item 13 in its 2023 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is FORVIS, LLP, Indianapolis, IN, Auditor Firm ID: 686.

The Corporation will provide information that is responsive to this Item 14 in its 2023 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants' report
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income, years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income, years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders' Equity, years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows, years ended December 31, 2022, 2021 and 2020
Notes to consolidated financial statements

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
4.8
Deposit Agreement by and among First Merchants Corporation, Broadridge Corporate Issuer Solutions, Inc., as depositary, and holders from time to time of the depositary receipts described therein, as amended on March 30, 2022 (Incorporated by reference to Exhibit 4.1 of registrant’s Form 8-A filed on March 30, 2022) (SEC No. 001-41342)

4.9	Form of Depositary Receipt (Incorporated by reference to Exhibit 4.2 of registrant’s Form 8-A filed on March 30, 2022) (SEC No. 001-41342)
4.10
Indenture, dated as of December 18, 2019, between First Merchants Corporation (as successor to Level One Bancorp, Inc.) and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)

4.11	First Supplemental Indenture, dated as of March 31, 2022, among First Merchants Corporation, Level One Bancorp, Inc. and Wilmington Trust, National Association, as trustee (2)
4.12	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (Incorporated by reference to Exhibit 4.2 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)
10.1
First Merchants Corporation Senior Management Incentive Compensation Program, dated February 7, 2023 (Incorporated by reference to the description in Item 5.02 of registrant's Form 8-K filed on February 10, 2023) (SEC No. 001-41342) (1)

10.2
First Merchants Corporation non-employee director compensation schedule adopted February 9, 2021 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed on May 10, 2021) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to Exhibit 10.3 registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to Exhibit 10.4 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

PART IV: ITEM 15. AND ITEM 16.

10.9
First Merchants Corporation Change of Control Agreement, effective November 4, 2021, with Michele M. Kawiecki (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on November 10, 2021) (SEC No. 000-17071) (1)

10.10
First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to Exhibit 10.7 of registrant's Form 10-K filed on March 27, 1998) (SEC No. 000-17071) (1)

10.11
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.12
First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

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

10.18	Amendment to Consulting Agreement between Michael C. Rechin and First Merchants Corporation, effective January 1, 2023 (1) (2)
10.19
Level One Bancorp, Inc. 2007 Stock Option Plan as amended and restated April 15, 2015 (Incorporated by reference to Exhibit 10.5 of Level One Bancorp, Inc.’s registration statement on Form S-1 filed March 23, 2018) (SEC No. 333-223866) (1)

10.20
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

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2023.

FIRST MERCHANTS CORPORATION

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 1st day of March, 2023.

/s/ Mark K. Hardwick	/s/ Michele M. Kawiecki
Mark K. Hardwick	Michele M. Kawiecki, Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Kevin D. Johnson*
Michael R. Becher, Director	Kevin D. Johnson, Director

/s/ Susan W. Brooks*	/s/ Clark C. Kellogg*
Susan W. Brooks, Director	Clark C. Kellogg, Director

/s/ Patrick J. Fehring*	/s/ Gary J. Lehman*
Patrick J. Fehring, Director	Gary J. Lehman, Director

/s/ Michael J. Fisher*	/s/ Michael C. Rechin*
Michael J. Fisher, Director	Michael C. Rechin, Director

/s/ F. Howard Halderman*	/s/ Charles E. Schalliol*
F. Howard Halderman, Director	Charles E. Schalliol, Director

/s/ Mark K. Hardwick*	/s/ Jason R. Sondhi*
Mark K. Hardwick, Director	Jason R. Sondhi, Director

/s/ William L. Hoy*	/s/ Jean L. Wojtowicz*
William L. Hoy, Director	Jean L. Wojtowicz, Director

*	By Michele M. Kawiecki as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Michele M. Kawiecki
Michele M. Kawiecki
As Attorney-in-Fact March 1, 2023