Form 10-Q
period 2023-03-31
FIRST MERCHANTS CORP
filed 2023-05-03
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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

As of April 28, 2023, there were 59,681,095 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BTFP	Bank Term Funding Program created by the Federal Reserve in March 2023
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
Corporation	First Merchants Corporation
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRS	Internal Revenue Service
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and implemented by the SBA to provide small business loans.
PCD	Purchased credit deteriorated loans
RSA	Restricted Stock Awards
SBA	Small Business Administration
TEFRA	Tax Equity and Fiscal Responsibility Act

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$125,818	$122,594
Interest-bearing deposits	352,695	126,061
Investment securities available for sale	1,794,208	1,976,661
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,934,601 and $1,907,865)	2,263,181	2,287,127
Loans held for sale	9,408	9,094
Loans	12,241,461	12,003,894
Less: Allowance for credit losses - loans	(223,052)	(223,277)
Net loans	12,018,409	11,780,617
Premises and equipment	115,857	117,118
Federal Home Loan Bank stock	41,878	38,525
Interest receivable	85,515	85,070
Goodwill	712,002	712,002
Other intangibles	33,645	35,842
Cash surrender value of life insurance	309,090	308,311
Other real estate owned	7,777	6,431
Tax asset, deferred and receivable	103,070	111,222
Other assets	206,355	221,631
TOTAL ASSETS	$18,178,908	$17,938,306
LIABILITIES
Deposits:
Noninterest-bearing	$2,964,355	$3,173,417
Interest-bearing	11,738,932	11,209,328
Total Deposits	14,703,287	14,382,745
Borrowings:
Federal funds purchased	20	171,560
Securities sold under repurchase agreements	179,067	167,413
Federal Home Loan Bank advances	823,577	823,674
Subordinated debentures and other borrowings	151,312	151,298
Total Borrowings	1,153,976	1,313,945
Interest payable	11,979	7,530
Other liabilities	187,218	199,316
Total Liabilities	16,056,460	15,903,536
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 59,257,051 and 59,170,583 shares	7,407	7,396
Additional paid-in capital	1,231,532	1,228,626
Retained earnings	1,057,298	1,012,774
Accumulated other comprehensive loss	(198,914)	(239,151)
Total Stockholders' Equity	2,122,448	2,034,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,178,908	$17,938,306

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Loans receivable:
Taxable	$172,353	$79,075
Tax exempt	7,709	5,704
Investment securities:
Taxable	9,087	8,510
Tax exempt	16,070	15,875
Deposits with financial institutions	637	230
Federal Home Loan Bank stock	542	146
Total Interest Income	206,398	109,540
INTEREST EXPENSE
Deposits	50,685	4,294
Federal funds purchased	1,297	—
Securities sold under repurchase agreements	848	89
Federal Home Loan Bank advances	7,064	1,218
Subordinated debentures and other borrowings	2,385	1,659
Total Interest Expense	62,279	7,260
NET INTEREST INCOME	144,119	102,280
Provision for credit losses	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	144,119	102,280
NON-INTEREST INCOME
Service charges on deposit accounts	7,359	6,419
Fiduciary and wealth management fees	7,862	7,332
Card payment fees	5,172	5,723
Net gains and fees on sales of loans	2,399	2,199
Derivative hedge fees	1,148	918
Other customer fees	517	410
Increase in cash surrender value of life insurance	1,287	1,176
Gains on life insurance benefits	1	520
Net realized gains (losses) on sales of available for sale securities	(1,571)	566
Other income	823	634
Total Non-Interest Income	24,997	25,897
NON-INTEREST EXPENSES
Salaries and employee benefits	57,459	42,519
Net occupancy	7,259	6,187
Equipment	6,126	5,080
Marketing	1,309	736
Outside data processing fees	6,113	4,363
Printing and office supplies	383	345
Intangible asset amortization	2,197	1,366
FDIC assessments	1,396	2,192
Other real estate owned and foreclosure expenses	(18)	564
Professional and other outside services	3,698	2,953
Other expenses	7,798	6,020
Total Non-Interest Expenses	93,720	72,325
INCOME BEFORE INCOME TAX	75,396	55,852
Income tax expense	11,317	7,266
NET INCOME	64,079	48,586
Preferred stock dividends	469	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$63,610	$48,586
Per Share Data:
Basic Net Income Available to Common Stockholders	$1.07	$0.91
Diluted Net Income Available to Common Stockholders	$1.07	$0.91
Cash Dividends Paid	$0.32	$0.29
Average Diluted Common Shares Outstanding (in thousands)	59,441	53,616

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$64,079	$48,586
Other comprehensive income/( loss):
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain/(loss) arising during the period	49,415	(176,567)
Reclassification adjustment for losses/(gains) included in net income	1,571	(566)
Tax effect	(10,707)	37,199
Net of tax	40,279	(139,934)

Unrealized gain/(loss) on cash flow hedges:
Unrealized holding gain/(loss) arising during the period	(51)	303
Reclassification adjustment for losses/(gains) included in net income	(1)	241
Tax effect	10	(115)
Net of tax	(42)	429
Total other comprehensive income/(loss), net of tax	40,237	(139,505)
Comprehensive income/(loss)	$104,316	$(90,919)

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	64,079	—	64,079
Other comprehensive income, net of tax	—	—	—	—	—	—	—		40,237	40,237
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.32 per share)	—	—	—	—	—	—	—	(19,086)	—	(19,086)
Share-based compensation	—	—	—	—	7,573	1	1,196	—	—	1,197
Stock issued under employee benefit plans	—	—	—	—	5,900	1	198	—	—	199
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,464	2	512	—	—	514
Stock options exercised	—	—	—	—	58,620	7	1,003	—	—	1,010
Restricted shares withheld for taxes	—	—	—	—	(89)	—	(3)	—	—	(3)
Balances, March 31, 2023	125	$125	10,000	$25,000	59,257,051	$7,407	$1,231,532	$1,057,298	$(198,914)	$2,122,448

	Three Months Ended March 31, 2022
	Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2021	125	$125	53,410,411	$6,676	$985,818	$864,839	$55,113	1,912,571
Comprehensive loss:
Net income	—	—	—	—	—	48,586	—	48,586
Other comprehensive loss, net of tax	—	—	—	—	—	—	(139,505)	(139,505)
Cash dividends on common stock ($0.29 per share)	—	—	—	—	—	(15,607)	—	(15,607)
Share-based compensation	—	—	1,200	—	1,100	—	—	1,100
Stock issued under dividend reinvestment and stock purchase plan	—	—	10,639	2	469	—	—	471
Stock options exercised	—	—	3,000	—	37	—	—	37
Restricted shares withheld for taxes	—	—	(427)	—	(20)	—	—	(20)
Balances, March 31, 2022	125	$125	53,424,823	$6,678	$987,404	$897,818	$(84,392)	$1,807,633

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flow From Operating Activities:
Net income	$64,079	$48,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,964	2,668
Change in deferred taxes	(3,395)	(1,665)
Share-based compensation	1,197	1,100
Loans originated for sale	(74,212)	(63,805)
Proceeds from sales of loans held for sale	74,746	72,456
Gains on sales of loans held for sale	(848)	(1,402)
Net (gains) losses on sales of securities available for sale	1,571	(566)
Increase in cash surrender value of life insurance	(1,287)	(1,176)
Gains on life insurance benefits	(1)	(520)
Change in interest receivable	(445)	1,106
Change in interest payable	4,449	827
Other adjustments	9,039	(7,388)
Net cash provided by operating activities	77,857	50,221
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(226,634)	78,892
Purchases of:
Securities available for sale	(1,400)	(62,164)
Securities held to maturity	—	(206,523)
Proceeds from sales of securities available for sale	213,232	35,029
Proceeds from maturities of:
Securities available for sale	17,814	37,442
Securities held to maturity	22,987	42,834
Change in Federal Home Loan Bank stock	(3,353)	2,314
Net change in loans	(238,872)	(116,409)
Proceeds from the sale of other real estate owned	46	174
Proceeds from life insurance benefits	509	856
Other adjustments	(1,703)	(2,896)
Net cash used in investing activities	(217,374)	(190,451)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(184,063)	211,458
Certificates of deposit and other time deposits	504,605	(38,082)
Borrowings	486,714	59
Repayment of borrowings	(646,683)	(36,975)
Cash dividends on preferred stock	(469)	—
Cash dividends on common stock	(19,086)	(15,607)
Stock issued under employee benefit plans	199	—
Stock issued under dividend reinvestment and stock purchase plans	514	471
Stock options exercised	1,010	37
Net cash provided by financing activities	142,741	121,361
Net Change in Cash and Cash Equivalents	3,224	(18,869)
Cash and Cash Equivalents, January 1	122,594	167,146
Cash and Cash Equivalents, March 31	$125,818	$148,277
Additional cash flow information:
Interest paid	$57,830	$6,433
Income tax paid (refunded)	(1,118)	7,750
Loans transferred to other real estate owned	1,080	5,868
Non-cash investing activities using trade date accounting	—	5,246
ROU assets obtained in exchange for new operating lease liabilities	646	53
See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2022, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

Recent Accounting Changes Adopted in 2023

FASB Accounting Standards Updates - No. 2021-08 - Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
Summary - The FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, that addressed diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination.

Under current GAAP, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, Revenue from Contracts with Customers, at fair value on the acquisition date.

The FASB indicated that some stakeholders indicated that it is unclear how an acquirer should evaluate whether to recognize a contract liability from a revenue contract with a customer acquired in a business combination after Topic 606 was adopted. Furthermore, it was identified that under current practice, the timing of payment (payment terms) of a revenue contract may subsequently affect the post-acquisition revenue recognized by the acquirer. To address this, the ASU required entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. Finally, the amendments in the ASU improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination.

For public business entities, the amendments were effective for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The amendments in this Update are applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments was permitted, including adoption in an interim period. An entity that early adopted in an interim period applied the amendments (1) retrospectively to all business combinations for which the acquisition date occurred on or after the beginning of the fiscal year that included the interim period or early application, and (2) prospectively to all business combinations that occurred on or after the date of initial application. The Corporation adopted this guidance on January 1, 2023, but adoption of the standard did not have any impact on the Corporation's financial statements or disclosures.

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

Troubled Debt Restructurings ("TDR") by Creditors That Have Adopted CECL
During the FASB’s post-implementation review of the credit losses standard, including a May 2021 roundtable, investors and other stakeholders questioned the relevance of the TDR designation and the usefulness of disclosures about those modifications. Some noted that measurement of expected losses under the CECL model already incorporated losses realized from restructurings that are TDRs and that relevant information for investors would be better conveyed through enhanced disclosures about certain modifications.

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

For entities that have adopted the amendments in ASU 2016-13, the amendments in this Update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation adopted this Update on January 1, 2023 and the new disclosures required in this Update are included in NOTE 4. LOANS AND ALLOWANCE of these Notes to Consolidated Condensed Financial Statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FASB Accounting Standards Updates - No. 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
Summary -The FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU is a consensus of the FASB’s Emerging Issues Task Force (EITF).

The ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.

Reporting entities were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income housing tax credit (LIHTC) structures. In recent years, stakeholders asked the FASB to extend the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs, which resulted in the EITF addressing this issue.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a significant impact on the Corporation's financial statements or disclosures.

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

Pro Forma Financial Information

The results of operations of Level One have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the year ended December 31, 2022 as if the Level One acquisition occurred as of the beginning of the period presented.

2022
Total revenue (net interest income plus other income)	$654,313
Net income	$221,631
Net income available to common stockholders	$219,756
Earnings per common share:
Basic	$3.72
Diluted	$3.70

The pro forma information includes adjustments for interest income on loans and investment securities, interest expense on deposits and borrowings, premises expense for the banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information includes operating revenue of $56.9 million from Level One since the date of acquisition, $16.8 million of provision expense related to CECL Day 1 adjustments for PCD loans, and $16.5 million of acquisition-related expenses. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of January 1, 2022, nor is it intended to be a projection of future results.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of March 31, 2023 and December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2023
U.S. Treasury	$2,114	$—	$32	$2,082
U.S. Government-sponsored agency securities	117,746	5	15,153	102,598
State and municipal	1,322,500	562	139,326	1,183,736
U.S. Government-sponsored mortgage-backed securities	584,576	—	90,971	493,605
Corporate obligations	12,991	—	804	12,187
Total available for sale	$2,039,927	$567	$246,286	$1,794,208

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
U.S. Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of March 31, 2023 and December 31, 2022.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at March 31, 2023
U.S. Government-sponsored agency securities	$388,273	$—	$388,273	$—	$61,813	$326,460
State and municipal	1,114,874	245	1,114,629	1,778	166,679	949,973
U.S. Government-sponsored mortgage-backed securities	758,779	—	758,779	—	102,068	656,711
Foreign investment	1,500	—	1,500	—	43	1,457
Total held to maturity	$2,263,426	$245	$2,263,181	$1,778	$330,603	$1,934,601

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

Accrued interest on investment securities available for sale and held to maturity at March 31, 2023 and December 31, 2022 of $24.6 million and $29.5 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of March 31, 2023, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of March 31, 2023.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at March 31, 2023, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$108,774	$70,583	$179,357
Aa1	156,209	—	156,209
Aa2	183,736	—	183,736
Aa3	135,167	—	135,167
A1	131,421	—	131,421
A2	10,170	—	10,170
A3	10,120	—	10,120
Non-rated	379,277	1,077,969	1,457,246
Total	$1,114,874	$1,148,552	$2,263,426

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize, as of March 31, 2023 and December 31, 2022, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at March 31, 2023
U.S. Treasury	$737	$8	$957	$24	$1,694	$32
U.S. Government-sponsored agency securities	36,595	2,204	65,197	12,949	101,792	15,153
State and municipal	290,254	13,634	823,441	125,692	1,113,695	139,326
U.S. Government-sponsored mortgage-backed securities	54,013	2,801	439,588	88,170	493,601	90,971
Corporate obligations	11,253	708	904	96	12,157	804
Total investment securities available for sale	$392,852	$19,355	$1,330,087	$226,931	$1,722,939	$246,286

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2022
U.S. Treasury	$2,459	$42	$—	$—	$2,459	$42
U.S. Government-sponsored agency securities	48,940	4,973	53,022	12,219	101,962	17,192
State and municipal	1,177,104	150,096	108,652	28,630	1,285,756	178,726
U.S. Government-sponsored mortgage-backed securities	182,700	16,910	325,455	83,448	508,155	100,358
Corporate obligations	12,176	807	—	—	12,176	807
Total investment securities available for sale	$1,423,379	$172,828	$487,129	$124,297	$1,910,508	$297,125

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio for the periods indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at March 31, 2023
U.S. Treasury	$32	3
U.S. Government-sponsored agency securities	15,153	15
State and municipal	139,326	765
U.S. Government-sponsored mortgage-backed securities	90,971	173
Corporate obligations	804	10
Total investment securities available for sale	$246,286	966

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2022
U.S. Treasury	$42	5
U.S. Government-sponsored agency securities	17,192	16
State and municipal	178,726	946
U.S. Government-sponsored mortgage-backed securities	100,358	177
Corporate obligations	807	10
Total investment securities available for sale	$297,125	1,154

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

	March 31, 2023	December 31, 2022
Investments available for sale reported at less than historical cost:
Historical cost	$1,969,225	$2,207,633
Fair value	1,722,939	1,910,508
Gross unrealized losses	$246,286	$297,125
Percent of the Corporation's investments available for sale	96.0%	96.7%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2023 and December 31, 2022, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2023
Due in one year or less	$1,861	$1,854	$12,168	$12,225
Due after one through five years	21,853	20,346	112,941	105,185
Due after five through ten years	118,743	113,564	120,969	114,725
Due after ten years	1,312,894	1,164,839	1,258,569	1,045,755
	1,455,351	1,300,603	1,504,647	1,277,890
U.S. Government-sponsored mortgage-backed securities	584,576	493,605	758,779	656,711
Total investment securities	$2,039,927	$1,794,208	$2,263,426	$1,934,601

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2022
Due in one year or less	$2,822	$2,809	$13,697	$13,749
Due after one through five years	11,694	11,265	80,697	76,453
Due after five through ten years	169,729	161,211	147,078	135,027
Due after ten years	1,480,472	1,293,103	1,269,826	1,020,477
	1,664,717	1,468,388	1,511,298	1,245,706
U.S. Government-sponsored mortgage-backed securities	608,630	508,273	776,074	662,159
Total investment securities	$2,273,347	$1,976,661	$2,287,372	$1,907,865

Securities with a carrying value of approximately $1.9 billion and $941.3 million were pledged at March 31, 2023 and December 31, 2022, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. Pledged securities increased from December 31, 2022 as a result of the Corporation pledging additional securities to the Discount Window at the Federal Reserve Bank to be used as an alternative funding source, if needed.

The book value of securities pledged and available under agreements to repurchase amounted to $205.6 million at March 31, 2023 and $196.7 million at December 31, 2022.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three months ended March 31, 2023 and 2022 are shown below.

	Three Months Ended March 31,
	2023	2022
Sales and redemptions of investment securities available for sale:
Gross gains	$12	$578
Gross losses	(1,583)	(12)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(1,571)	$566

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at March 31, 2023 and December 31, 2022, were $9.4 million and $9.1 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	March 31, 2023	December 31, 2022

Commercial and industrial loans	$3,502,204	$3,437,126
Agricultural land, production and other loans to farmers	219,598	241,793
Real estate loans:
Construction	960,979	835,582
Commercial real estate, non-owner occupied	2,375,410	2,407,475
Commercial real estate, owner occupied	1,244,117	1,246,528
Residential	2,185,943	2,096,655
Home equity	621,354	630,632
Individuals' loans for household and other personal expenditures	172,389	175,211
Public finance and other commercial loans	959,467	932,892
Loans	$12,241,461	$12,003,894

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

	March 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$344,116	$833,832	$459,180	$118,142	$110,854	$80,036	$1,351,418	$—	$3,297,578
Special Mention	1,184	5,100	22,970	12,611	2,594	2,022	53,264	—	99,745
Substandard	—	35,900	13,576	2,748	10,391	5,012	36,459	—	104,086
Doubtful	—	—	795	—	—	—	—	—	795
Total Commercial and industrial loans	345,300	874,832	496,521	133,501	123,839	87,070	1,441,141	—	3,502,204
Current period gross write-offs	—	57	37	88	31	30	—	—	243
Agricultural land, production and other loans to farmers
Pass	12,568	42,153	35,465	34,244	14,954	30,246	47,301	—	216,931
Special Mention	—	286	760	—	—	885	—	—	1,931
Substandard	37	170	—	462	—	67	—	—	736
Total Agricultural land, production and other loans to farmers	12,605	42,609	36,225	34,706	14,954	31,198	47,301	—	219,598
Real estate loans:
Construction
Pass	177,799	317,261	295,533	111,333	930	3,162	17,785	—	923,803
Special Mention	15,625	14,014	—	—	—	—	—	—	29,639
Substandard	17	2,795	4,725	—	—	—	—	—	7,537
Total Construction	193,441	334,070	300,258	111,333	930	3,162	17,785	—	960,979
Commercial real estate, non-owner occupied
Pass	82,982	551,019	572,828	496,049	165,356	259,267	34,481	—	2,161,982
Special Mention	23,243	29,870	6,510	23,885	18,664	35,865	—	—	138,037
Substandard	7,005	16,121	12,523	23,423	—	16,269	50	—	75,391
Total Commercial real estate, non-owner occupied	113,230	597,010	591,861	543,357	184,020	311,401	34,531	—	2,375,410
Current period gross write-offs	—	2	—	—	—	—	—	—	2
Commercial real estate, owner occupied
Pass	53,588	240,722	306,558	309,989	114,099	122,322	31,628	—	1,178,906
Special Mention	63	17,766	2,692	5,623	732	3,502	4,076	—	34,454
Substandard	11,480	3,654	334	5,138	1,859	8,292	—	—	30,757
Total Commercial real estate, owner occupied	65,131	262,142	309,584	320,750	116,690	134,116	35,704	—	1,244,117
Current period gross write-offs	—	—	—	—	2	—	—	—	2
Residential
Pass	148,051	730,773	481,262	392,890	113,139	296,233	5,875	25	2,168,248
Special Mention	490	3,491	2,056	1,190	316	2,456	158	—	10,157
Substandard	—	1,168	2,099	717	480	3,074	—	—	7,538
Total Residential	148,541	735,432	485,417	394,797	113,935	301,763	6,033	25	2,185,943
Current period gross write-offs	—	7	13	1	—	110	—	—	131
Home equity
Pass	6,244	41,482	71,558	14,219	1,529	6,052	471,404	2,006	614,494
Special Mention	—	66	415	7	—	11	4,611	227	5,337
Substandard	—	—	78	—	—	354	1,050	41	1,523
Total Home Equity	6,244	41,548	72,051	14,226	1,529	6,417	477,065	2,274	621,354
Current period gross write-offs	—	18	25	2	20	169	—	—	234
Individuals' loans for household and other personal expenditures
Pass	16,204	60,965	39,063	11,318	4,409	8,397	30,980	—	171,336
Special Mention	3	259	117	42	8	23	461	128	1,041
Substandard	—	—	—	—	—	12	—	—	12
Total Individuals' loans for household and other personal expenditures	16,207	61,224	39,180	11,360	4,417	8,432	31,441	128	172,389
Current period gross write-offs	—	191	114	37	13	102	—	—	457
Public finance and other commercial loans
Pass	13,114	214,727	210,600	159,678	97,254	242,322	21,772	—	959,467
Total Public finance and other commercial loans	13,114	214,727	210,600	159,678	97,254	242,322	21,772	—	959,467
Loans	$913,813	$3,163,594	$2,541,697	$1,723,708	$657,568	$1,125,881	$2,112,773	$2,427	$12,241,461
Total current period gross charge-offs	$—	$275	$189	$128	$66	$411	$—	$—	$1,069

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2022
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $82.9 million as of March 31, 2023 representing a $31.9 million increase from $51.0 million at December 31, 2022. The 60-89 days past due loans increased $21.0 million from December 31, 2022. Commercial and industrial, commercial real estate non-owner occupied and owner occupied segments increased $9.6 million, $3.0 million, and $7.4 million, respectively. The 90 days or more past due loans increased $11.0 million from December 31, 2022. Commercial and industrial and commercial real estate, non-owner occupied segments increased $4.5 million and $5.8 million, respectively. The 90 days or more past due and accruing loans increased $5.3 million from December 31, 2022, primarily in the commercial and industrial and commercial real estate, owner occupied segments. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the periods indicated:

	March 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,480,761	$4,438	$9,995	$7,010	$3,502,204	$4,631
Agricultural land, production and other loans to farmers	219,571	—	—	27	219,598	—
Real estate loans:
Construction	957,367	3,612	—	—	960,979	—
Commercial real estate, non-owner occupied	2,353,426	7,154	3,891	10,939	2,375,410	797
Commercial real estate, owner occupied	1,231,113	3,757	7,444	1,803	1,244,117	1,588
Residential	2,170,577	6,667	2,759	5,940	2,185,943	—
Home equity	615,199	2,626	2,214	1,315	621,354	16
Individuals' loans for household and other personal expenditures	171,336	408	633	12	172,389	—
Public finance and other commercial loans	959,258	209	—	—	959,467	—
Loans	$12,158,608	$28,871	$26,936	$27,046	$12,241,461	$7,032

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,429,314	$4,904	$434	$2,474	$3,437,126	$1,147
Agricultural land, production and other loans to farmers	241,739	—	—	54	241,793	—
Real estate loans:
Construction	832,716	2,436	418	12	835,582	—
Commercial real estate, non-owner occupied	2,395,495	5,946	881	5,153	2,407,475	264
Commercial real estate, owner occupied	1,241,714	4,495	—	319	1,246,528	—
Residential	2,079,959	8,607	2,278	5,811	2,096,655	—
Home equity	624,543	2,206	1,782	2,101	630,632	326
Individuals' loans for household and other personal expenditures	174,629	343	142	97	175,211	—
Public finance and other commercial loans	932,778	114	—	—	932,892	—
Loans	$11,952,887	$29,051	$5,935	$16,021	$12,003,894	$1,737

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	March 31, 2023		December 31, 2022
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$11,051	$856	$3,292	$481
Agricultural land, production and other loans to farmers	64	—	54	—
Real estate loans:
Construction	—	—	12	—
Commercial real estate, non-owner occupied	16,550	1,830	19,374	280
Commercial real estate, owner occupied	2,926	2,236	3,550	2,784
Residential	14,154	—	13,685	702
Home equity	1,811	—	2,247	—
Individuals' loans for household and other personal expenditures	20	—	110	—
Loans	$46,576	$4,922	$42,324	$4,247

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on non-accrual loans for the three months ended March 31, 2023 or 2022.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. Commercial and Industrial collateral dependent loans and related allowance increased $8.9 million and $5.6 million, respectively, for the three months ended March 31, 2023. The total increase in the collateral dependent balance was offset by a decrease in the commercial real estate, non-owner occupied segment of $3.6 million for the three months ended March 31, 2023.

	March 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$50,996	$50,996	$13,937
Real estate loans:
Construction	—	10	—	10	1
Commercial real estate, non-owner occupied	22,908	—	—	22,908	1,656
Commercial real estate, owner occupied	6,396	—	—	6,396	361
Residential	—	1,588	—	1,588	253
Home equity	—	283	—	283	42
Loans	$29,304	$1,881	$50,996	$82,181	$16,250

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$42,101	$42,101	$8,367
Real estate loans:
Construction	—	10	—	10	1
Commercial real estate, non-owner occupied	26,534	—	—	26,534	2,064
Commercial real estate, owner occupied	6,986	—	—	6,986	776
Residential	—	2,382	—	2,382	260
Home equity	—	289	—	289	44
Loans	$33,520	$2,681	$42,101	$78,302	$11,512

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of the above. The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension	Combination Interest Rate Reduction & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$9,224	$—	0.26%
Agricultural land, production and other loans to farmers	37	—	0.02%
Real estate loans:
Construction	17	—	—%
Commercial Real Estate, Non Owner Occupied	97	5,966	0.26%
Commercial Real Estate, Owner Occupied	10,822	82	0.88%
Total	$20,197	$6,048

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

Financial Effect of Loan Modifications
	Term Extension	Combination Interest Rate Reduction & Term Extension
Commercial and industrial loans	Added a weighted average life of 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Agricultural land, production and other loans to farmers	Added a weighted average life of 60 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Real estate loans:
Construction	Added a weighted average life of 24 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Commercial Real Estate, Non Owner Occupied	Added a weighted average life of 12 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Reduced the weighted average contractual interest rate from 7.81 percent to 7.40 percent. Added a weighted average 41 months to the life of loans, which reduced monthly payment amounts for the borrowers.

Commercial Real Estate, Owner Occupied	Added a weighted average life of 9 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Reduced the weighted average contractual interest rate from 10.25 percent to 6.61 percent. Added a weighted average 114 months to the life of loans, which reduced monthly payment amounts for the borrowers.

The following table presents the amortized cost basis of loans that had a payment default and were modified during the three months ended March 31, 2023 due to the borrowers experiencing financial difficulty. At this time, all of the modifications are current.

Payment Status
Current
Commercial and industrial loans	$9,224
Agricultural land, production and other loans to farmers	37
Real estate loans:
Construction	17
Commercial Real Estate, Non Owner Occupied	6,063
Commercial Real Estate, Owner Occupied	10,904
Total	$26,245

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

The allowance for credit losses decreased $225,000 due to net charge-offs during the three months ended March 31, 2023. The allowance for credit losses increased $587,000 due to net recoveries during the three months ended March 31, 2022. There was no provision for credit losses during the three months ended March 31, 2023 and 2022. The following tables summarize changes in the allowance for credit losses by loan segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses	(1,199)	(583)	(384)	2,166	—
Recoveries on loans	530	56	—	258	844
Loans charged off	(243)	(4)	—	(822)	(1,069)
Balances, March 31, 2023	$101,304	$46,308	$28,571	$46,869	$223,052

	Three Months Ended March 31, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2021	$69,935	$60,665	$20,206	$44,591	$195,397
Provision for credit losses	7,571	(8,250)	554	125	—
Recoveries on loans	139	707	—	206	1,052
Loans charged off	(8)	(122)	—	(335)	(465)
Balances, March 31, 2022	$77,637	$53,000	$20,760	$44,587	$195,984

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Financial instruments with off-balance sheet risk were as follows:

	March 31, 2023	December 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$5,075,753	$4,950,724
Standby letters of credit	$42,898	$40,784

The adoption of the CECL methodology for measuring credit losses on January 1, 2021 resulted in an accrual for off-balance sheet commitments of $20.5 million. The Level One acquisition was responsible for an additional $2.8 million of provision for credit losses associated with off-balance sheet commitments, resulting in a total allowance for credit losses on off-balance sheet commitments of $23.3 million. This reserve level is deemed appropriate by the Corporation and is reported in Other Liabilities as of March 31, 2023 in the Consolidated Condensed Balance Sheets.

The table below reflects the total allowance for credit losses for the off-balance sheet commitment for March 31, 2023 and 2022:

Three Months Ended March 31, 2023
Balances, December 31, 2022	$23,300
Provision for credit losses	—
Balances, March 31, 2023	$23,300

Three Months Ended March 31, 2022
Balances, December 31, 2021	$20,500
Provision for credit losses	—
Balances, March 31, 2022	$20,500

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Level One acquisition on April 1, 2022 resulted in $166.6 million of goodwill. Details regarding the Level One acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2022. As such, the balance as of March 31, 2023 was $712.0 million.

2022
Balance, January 1	$545,385
Goodwill acquired	166,617
Balance, December 31	$712,002

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

	March 31, 2023	December 31, 2022
Gross carrying amount	$123,285	$104,643
Other intangibles acquired	—	18,642
Accumulated amortization	(89,640)	(87,443)
Total core deposit and other intangibles	$33,645	$35,842

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two years to ten years. Intangible amortization expense for the three months ended March 31, 2023 was $2.2 million, compared to the three months ended March 31, 2022 which was $1.4 million. Estimated future amortization expense is summarized as follows:

Amortization Expense
2023	$6,547
2024	7,271
2025	6,028
2026	4,910
2027	3,603
After 2027	5,286
$33,645

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2023 and December 31, 2022, the Corporation had one interest rate swap with a notional amount of $10.0 million that was designated as a cash flow hedge.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2023 and 2022, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $112,000 from accumulated other comprehensive income (loss) to interest income.

The following table summarizes the Corporation's derivatives designated as hedges:

	Asset Derivatives				Liability Derivatives
	March 31, 2023		December 31, 2022		March 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps on borrowings	Other Assets	$112	Other Assets	$164	Other Liabilities	$—	Other Liabilities	$—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amount of gain (loss) recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended
	March 31, 2023	March 31, 2022
Interest Rate Products	$(51)	$303

The amount of gain (loss) reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest rate contracts	Interest Expense	$1	$(241)

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Balance Sheet, as of March 31, 2023, and December 31, 2022.

	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,279,225	$73,757	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	8,356	305	14,406	188
Interest rate lock commitments	22,785	171	5,049	32
Included in other assets	$1,310,366	$74,233	$1,204,321	$92,872
Included in other liabilities:
Interest rate swaps	$1,279,225	$73,757	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	22,601	149	4,483	63
Interest rate lock commitments	2,195	8	7,549	55
Included in other liabilities	$1,304,021	$73,914	$1,196,898	$92,770

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Net gains and fees on sales of loans" in the Consolidated Condensed Statements of Income and is considered a cost of executing a forward contract. The amount of gain (loss) recognized into income related to non-designated hedging instruments is included in the table below for the periods indicated.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized Income on Derivative
		Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(46)	$—
Interest rate lock commitments	Net gains and fees on sales of loans	227	—
Total net gain/(loss) recognized in income		$181	$—

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2023, the termination value of derivatives in a net liability position related to these agreements was $2.5 million, which resulted in no collateral pledged to counterparties as of March 31, 2023. While the Corporation did not breach any of these provisions as of March 31, 2023, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at March 31, 2023, and December 31, 2022.

		Fair Value Measurements Using:
March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$2,082	$2,082	$—	$—
U.S. Government-sponsored agency securities	102,598	—	102,598	—
State and municipal	1,183,736	—	1,180,309	3,427
U.S. Government-sponsored mortgage-backed securities	493,605	—	493,601	4
Corporate obligations	12,187	—	12,156	31
Derivative assets	74,345	—	74,345	—
Derivative liabilities	73,914	—	73,914	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		Fair Value Measurements Using:
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$2,459	$2,459	$—	$—
U.S. Government-sponsored agency securities	101,962	—	101,962	—
State and municipal	1,351,760	—	1,348,356	3,404
U.S. Government-sponsored mortgage-backed securities	508,273	—	508,269	4
Corporate obligations	12,207	—	12,176	31
Derivative assets	93,036	—	93,036	—
Derivative liabilities	92,770	—	92,770	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2023 and 2022.

	Available for Sale Securities
	Three Months Ended
	March 31, 2023	March 31, 2022
Balance at beginning of the period	$3,439	$5,491
Included in other comprehensive income	114	(493)
Purchases, issuances and settlements	—	4,100
Principal payments	(91)	(186)
Ending balance	$3,462	$8,912

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2023 or December 31, 2022.

Transfers Between Levels

There were no transfers in or out of Level 3 for the three months ended March 31, 2023 and 2022.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at March 31, 2023, and December 31, 2022.

		Fair Value Measurements Using
March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$51,757	$—	$—	$51,757

		Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,290	$—	$—	$55,290

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2023 and December 31, 2022.

March 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,427	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB
			Discount rate	3.1% - 4.4%
			Weighted-average coupon	3.4%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$51,757	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	1.5%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,404	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB
			Discount rate	0.4% - 4%
			Weighted-average coupon	3.4%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$55,290	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	1.1%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022.

		March 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$125,818	$125,818	$—	$—	$125,818
Interest-bearing deposits	352,695	352,695	—	—	352,695
Investment securities available for sale	1,794,208	2,082	1,788,664	3,462	1,794,208
Investment securities held to maturity	2,263,181	—	1,920,038	14,563	1,934,601
Loans held for sale	9,408	—	9,408	—	9,408
Loans, net	12,018,409	—	—	11,573,561	11,573,561
Federal Home Loan Bank stock	41,878	—	41,878	—	41,878
Derivative assets	74,345	—	74,345	—	74,345
Interest receivable	85,515	—	85,515	—	85,515
Liabilities:
Deposits	$14,703,287	$12,921,842	$1,759,938	$—	14,681,780
Borrowings:
Federal funds purchased	20	—	20	—	20
Securities sold under repurchase agreements	179,067	—	179,051	—	179,051
Federal Home Loan Bank advances	823,577	—	819,690	—	819,690
Subordinated debentures and other borrowings	151,312	—	121,402	—	121,402
Derivative liabilities	73,914	—	73,914	—	73,914
Interest payable	11,979	—	11,979	—	11,979

		December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$122,594	$122,594	$—	$—	$122,594
Interest-bearing deposits	126,061	126,061	—	—	126,061
Investment securities available for sale	1,976,661	2,459	1,970,763	3,439	1,976,661
Investment securities held to maturity	2,287,127	—	1,893,271	14,594	1,907,865
Loans held for sale	9,094	—	9,094	—	9,094
Loans, net	11,780,617	—	—	11,156,217	11,156,217
Federal Home Loan Bank stock	38,525	—	38,525	—	38,525
Derivative assets	93,036	—	93,036	—	93,036
Interest receivable	85,070	—	85,070	—	85,070
Liabilities:
Deposits	$14,382,745	$13,105,936	$1,251,017	$—	14,356,953
Borrowings:
Federal funds purchased	171,560	—	171,560	—	171,560
Securities sold under repurchase agreements	167,413	—	167,396	—	167,396
Federal Home Loan Bank advances	823,674	—	615,211	—	615,211
Subordinated debentures and other borrowings	151,298	—	122,102	—	122,102
Derivative liabilities	92,770	—	92,770	—	92,770
Interest payable	7,530	—	7,530	—	7,530

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2023 and December 31, 2022 were:

	March 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$179,067	$—	$—	$—	$179,067

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$167,413	$—	$—	$—	$167,413

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive income (loss) before reclassifications	39,038	(41)	—	38,997
Amounts reclassified from accumulated other comprehensive income	1,241	(1)	—	1,240
Period change	40,279	(42)	—	40,237
Balance at March 31, 2023	$(194,216)	$88	$(4,786)	$(198,914)

Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income (loss) before reclassifications	(139,487)	239	—	(139,248)
Amounts reclassified from accumulated other comprehensive income	(447)	190	—	(257)
Period change	(139,934)	429	—	(139,505)
Balance at March 31, 2022	$(80,160)	$(231)	$(4,001)	$(84,392)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2023 and 2022.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2023	2022	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(1,571)	$566	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	330	(119)	Income tax expense
	$(1,241)	$447

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$1	$(241)	Interest expense - subordinated debentures and term loans
Related income tax benefit	—	51	Income tax expense
	$1	$(190)

Total reclassifications for the period, net of tax	$(1,240)	$257

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.2 percent for the three months ended March 31, 2023, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2023	2022
Stock and ESPP Options
Pre-tax compensation expense	$30	$29
Income tax expense (benefit)	(57)	(17)
Stock and ESPP option expense, net of income taxes	$(27)	$12
Restricted Stock Awards
Pre-tax compensation expense	$1,167	$1,071
Income tax expense (benefit)	(255)	(226)
Restricted stock awards expense, net of income taxes	$912	$845
Total Share-Based Compensation
Pre-tax compensation expense	$1,197	$1,100
Income tax expense (benefit)	(312)	(243)
Total share-based compensation expense, net of income taxes	$885	$857

The grant date fair value of ESPP options was estimated to be approximately $30,000 at the beginning of the January 1, 2023 quarterly offering period. The ESPP options vested during the three months ending March 31, 2023, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2023.

Stock option activity under the Corporation's stock option plans as of March 31, 2023 and changes during the three months ended March 31, 2023, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	155,100	$18.89
Exercised	(58,620)	$17.23
Outstanding March 31, 2023	96,480	$19.90	2.51	$1,259,244
Vested and Expected to Vest at March 31, 2023	96,480	$19.90	2.51	$1,259,244
Exercisable at March 31, 2023	96,480	$19.90	2.51	$1,259,244

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2023.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $1.4 million and $91,000, respectively. Cash receipts of stock options exercised during this same period were $1.0 million and $37,000, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2023	416,705	$36.97
Granted	12,146	$34.41
Vested	(7,573)	$26.47
Forfeited	(1,200)	$36.31
Unvested RSAs at March 31, 2023	420,078	$37.09

As of March 31, 2023, unrecognized compensation expense related to RSAs was $8.1 million and is expected to be recognized over a weighted-average period of 1.6 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2023.

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$15,833	$11,729
Tax-exempt interest income	(4,867)	(4,520)
Share-based compensation	(61)	(12)
Tax-exempt earnings and gains on life insurance	(270)	(354)
Tax credits	(92)	(87)
State Income Tax	700	495
Other	74	15
Actual Tax Expense	$11,317	$7,266

Effective Tax Rate	15.0%	13.0%

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

The following table reconciles basic and diluted net income per common share for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023			2022
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$63,610	59,216,198	$1.07	$48,586	53,412,762	$0.91
Effect of potentially dilutive stock options and restricted stock awards		224,530			203,106
Diluted net income per common share	$63,610	59,440,728	$1.07	$48,586	53,615,868	$0.91

For the three months ended March 31, 2023 and 2022, there were no stock options with an option price greater than the average market price of the common shares.

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
•the impacts of epidemics, pandemics or other infectious disease outbreaks;
•the impacts related to or resulting from recent bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
•adverse developments in our loan and investment portfolios;
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
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 121 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE FIRST QUARTER OF 2023

•Net income available to common stockholders for the three months ended March 31, 2023 was $63.6 million compared to $48.6 million for the three months ended March 31, 2022 and $70.3 million for the three months ended December 31, 2022.

•Earnings per fully diluted common share for the first quarter of 2023 totaled $1.07 compared to $0.91 in the first quarter of 2022 and $1.19 in the fourth quarter of 2022.

•Earnings per fully diluted common share for the first quarter of 2023, excluding income on Paycheck Protection Program (“PPP”) loans and acquisition-related costs of the Level One acquisition, totaled $1.07 compared to $0.88 in the first quarter of 2022 and $1.19 in the fourth quarter of 2022. These adjusted earnings per share amounts are non-GAAP measures. For reconciliations of GAAP measures to the corresponding non-GAAP measures, see "NON-GAAP FINANCIAL MEASURES" within the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans grew $237.9 million, or 7.9 percent annualized on a linked quarter basis.

•Deposit growth of $320.5 million, or 8.9 percent annualized on a linked quarter basis.

•Strong liquidity and capital with Common Equity Tier 1 Capital Ratio of 10.82 percent.

•Non-accrual loans totaled $46.6 million compared to $42.3 million on a linked quarter basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the three months ended March 31, 2023 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

The Corporation reported first quarter 2023 net income available to common stockholders and diluted earnings per common share of $63.6 million and $1.07 per diluted share, respectively, compared to $48.6 million and $0.91 per diluted share, respectively, during the first quarter of 2022.

Earnings per fully diluted common share for the first quarter of 2023, excluding income on PPP loans and Level One acquisition-related expenses (non-GAAP), totaled $1.07, compared to $1.19 in the fourth quarter of 2022 and $0.88 in the first quarter of 2022. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2023, total assets equaled $18.2 billion, an increase of $240.6 million from the December 31, 2022 total of $17.9 billion.

Cash and due from banks and interest-bearing deposits increased from December 31, 2022 by a total of $229.9 million, as deposit growth and proceeds from investment securities principal and interest cashflows in addition to sales were held in cash for liquidity purposes. Total investment securities decreased $206.4 million from December 31, 2022, primarily due to the sales of $213.2 million of investment securities during the first quarter of 2023. Additionally, scheduled paydowns and maturities of investment securities of $40.8 million during the first quarter of 2023 were offset by a decrease of $51.0 million in unrealized losses in the available for sale portfolio since December 31, 2022. While not reflected in the balance sheet, the unrealized loss in the held to maturity portfolio also improved during the three months ended March 31, 2023 by $50.7 million. Currently, the Corporation is not reinvesting cashflows into the investment securities portfolio, but rather using the liquidity to fund current and future loan growth. The investment portfolio as a percentage of total assets was 22.3 percent at March 31, 2023, which is down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio grew organically $239.0 million, or 8.0 percent on an annualized basis, since December 31, 2022, after excluding the PPP loan paydowns during the first quarter of 2023 of $1.1 million. The composition of the loan portfolio is 75.7 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 28.6 percent and 19.4 percent of the total loan portfolio, respectively. The loan classes that experienced the largest increases from December 31, 2022 were construction real estate, residential real estate and commercial and industrial. Commercial real estate, non-owner occupied, and agricultural land, production and other loans to farmers were the largest loan classes that experienced a decrease from December 31, 2022. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s allowance for credit losses - loans ("ACL - loans") totaled $223.1 million as of March 31, 2023 and equaled 1.82 percent of total loans, compared to $223.3 million and 1.86 percent of total loans at December 31, 2022.  The ACL - loans decreased $225,000 as a result of net charge-offs in the first quarter of 2023, as compared to net recoveries of $587,000 in the first quarter of 2022. The Corporation did not recognize any provision expense during the first quarter of 2023 and 2022. Non-accrual loans of $46.6 million increased $4.3 million from December 31, 2022. The coverage ratio at March 31, 2023 was 478.9 percent. The Corporation also has a reserve for unfunded commitments of $23.3 million, which was the balance at March 31, 2023 and December 31, 2023, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's net tax asset, deferred and receivable decreased $8.2 million from December 31, 2022. The primary driver was the change in net unrealized losses on available for sale securities from $296.7 million at December 31, 2022 to $245.7 million at March 31, 2023, noted above, which resulted in a $10.7 million decrease in the net deferred tax asset.

The Corporation's other assets decreased $15.3 million from December 31, 2022. The Corporation's derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) decreased $18.7 million and $18.9 million, respectively, from December 31, 2022. The decreases in derivative valuations are due to lower spot rates across the term spectrum.

As of March 31, 2023, total deposits equaled $14.7 billion, an increase of $320.5 million from December 31, 2022, or 8.9 percent on an annualized basis. Total deposits less time deposits greater than $100,000, or core deposits, represented 91.8 percent of the deposit portfolio. Non-interest bearing deposits represents 20.2 percent of the deposit portfolio, which is a decline from the peak in the second quarter of 2022 of 23.6 percent. The decline is the result of runoff of stimulus dollars and a mix shift occurring across the industry as clients move into higher yielding deposit products. The Corporation experienced increases from December 31, 2022 in certificates and other time deposits of $100,000 or more of $297.8 million, other certificates and time deposits of $106.2 million and brokered certificates of deposit of $100.6 million. Savings and demand accounts decreased from December 31, 2022 by $157.7 million and $26.4 million, respectively.

The average account within the deposit portfolio totals only $35,000. In addition, there is great diversification by commercial industry, as the largest industry concentrations are professional and technical consulting services and investment commercial real estate, which represent 5.8 percent and 4.0 percent of total deposits, respectively. FDIC insured deposits totaled 57.2 percent of total deposits. In addition, the State of Indiana has a Public Deposit Insurance Fund ("PDIF") that insures public deposits providing insurance to an additional 14.8 percent of the deposit base. Only 28.1 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings decreased $160.0 million as of March 31, 2023, compared to December 31, 2022. Federal funds purchased decreased $171.5 million compared to December 31, 2022 as the Corporation utilized excess liquidity to pay down borrowings during the quarter. Offsetting the decrease was an increase in securities sold under repurchase agreements of $11.7 million when compared to December 31, 2022.

The Corporation's other liabilities as of March 31, 2023 decreased $12.1 million compared to December 31, 2022. As noted above, the derivative hedge liability decreased $18.9 million from December 31, 2022. Additionally, year end incentive accruals decreased $8.6 million as incentive payments occurred in the first quarter of 2023. Offsetting these decreases was an increase in income tax liability of $13.9 million due to the Corporation's first estimated tax payments in 2023 not being due until the second quarter.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED EPS EXCLUDING PAYCHECK PROTECTION PROGRAM ("PPP") AND ACQUISITION RELATED EXPENSES - non-GAAP
(Dollars In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Net Income Available to Common Stockholders - GAAP	$63,610	$70,292	$48,586
Adjustments:
PPP loan income	(25)	(109)	(1,884)
Acquisition-related expenses	—	413	152
Tax on adjustment	6	(75)	425
Adjusted Net Income Available to Common Stockholders - non-GAAP	$63,591	$70,521	$47,279

Average Diluted Common Shares Outstanding (in thousands)	59,441	59,384	53,616

Diluted Earnings Per Common Share - GAAP	$1.07	$1.19	$0.91
Adjustments:
PPP loan income	—	(0.01)	(0.04)
Acquisition-related expenses	—	0.01	—
Tax on adjustment	—	—	0.01
Adjusted Diluted Earnings Per Common Share - non-GAAP	$1.07	$1.19	$0.88

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Total Stockholders' Equity (GAAP)	$2,122,448	$2,034,770
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(745,647)	(747,844)
Tangible common equity (non-GAAP)	$1,351,676	$1,261,801
Total assets (GAAP)	$18,178,908	$17,938,306
Less: Intangible assets (GAAP)	(745,647)	(747,844)
Tangible assets (non-GAAP)	$17,433,261	$17,190,462
Stockholders' Equity to Assets (GAAP)	11.68%	11.34%
Tangible common equity to tangible assets (non-GAAP)	7.75%	7.34%

Tangible common equity (non-GAAP)	$1,351,676	$1,261,801
Plus: Tax benefit of intangibles (non-GAAP)	7,231	7,702
Tangible common equity, net of tax (non-GAAP)	$1,358,907	$1,269,503
Common Stock outstanding	59,257	59,171
Book Value (GAAP)	$35.39	$33.96
Tangible book value - common (non-GAAP)	$22.93	$21.45

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Average goodwill (GAAP)	$712,002	$545,385
Average other intangibles (GAAP)	34,630	24,846
Average deferred tax on other intangibles (GAAP)	(7,442)	(4,755)
Intangible adjustment (non-GAAP)	$739,190	$565,476
Average stockholders' equity (GAAP)	$2,083,125	$1,891,223
Average preferred stock (GAAP)	(25,125)	(125)
Intangible adjustment (non-GAAP)	(739,190)	(565,476)
Average tangible capital (non-GAAP)	$1,318,810	$1,325,622
Average assets (GAAP)	$18,022,195	$15,464,605
Intangible adjustment (non-GAAP)	(739,190)	(565,476)
Average tangible assets (non-GAAP)	$17,283,005	$14,899,129
Net income available to common stockholders (GAAP)	$63,610	$48,586
Other intangible amortization, net of tax (GAAP)	1,734	1,079
Preferred stock dividend	469	—
Tangible net income available to common stockholders (non-GAAP)	$65,813	$49,665
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$1.07	$0.91
Diluted tangible net income available to common stockholders (non-GAAP)	$1.11	$0.93
Ratios:
Return on average GAAP capital (ROE)	12.21%	10.28%
Return on average tangible capital	19.82%	14.99%
Return on average assets (ROA)	1.42%	1.26%
Return on average tangible assets	1.52%	1.33%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.
NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 85.2 percent of revenues for the three months ended March 31, 2023. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2023 and 2022. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

In the first quarter of 2023, FTE asset yields increased 183 basis points compared to the same period in 2022. Average earning assets for the three months ended March 31, 2023 increased $2.6 billion compared to the same period in 2022, with the increase being driven by a $2.9 billion increase in loans. Of the $2.9 billion increase in average loans, $1.6 billion was attributable to the Level One acquisition on April 1, 2022, and the remaining increase was due to organic loan growth of 14.4 percent, after excluding PPP loans. PPP loans averaged approximately $4.1 million for the three months ended March 31, 2023 compared to an average of approximately $78.0 million for the same period of 2022.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in interest income, on an FTE basis, of $97.4 million during the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of an aggregate 475 basis points from the beginning of 2022. The Corporation's loan portfolio is 66.1 percent variable with 38.2 percent of the portfolio repricing within one month and 51.4 percent repricing within three months. Additionally, due to the FOMC interest rate increases in 2023 and 2022, the yields on new and renewed loans increased for the three months ended March 31, 2023 compared to the same period in 2022. The PPP loans originated in 2021 and 2020 were recorded at an interest rate of only 1 percent. The Corporation recognized fee and interest income of $25,000 on PPP loans for the three months ended in 2023, compared to $1.9 million in the same period of 2022, which is included in interest income. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $2.4 million, which accounted for 6 basis points of net interest margin in the three months ended March 31, 2023. Comparatively, the Corporation recognized $951,000 of accretion income for the three months ended March 31, 2022, or 3 basis points of net interest margin.

Interest costs increased 171 basis points, which mitigated a majority of the 183 basis point increase in asset yields and resulted in a 12 basis point FTE increase in net interest spread when compared to the same period in 2022. Interest costs have increased during the quarter due to deposit pricing pressure and deposit portfolio mix changes as a result of customers migrating out of noninterest-bearing deposit products into interest-bearing deposit products. Average interest-bearing deposits for the three months ended March 31, 2023 increased $1.2 billion compared to the same period in 2022 due to the acquisition of Level One, which included $1.2 billion of interest-bearing deposits. Average non-interest bearing deposits for the three months ended March 31, 2023 increased $389.6 million when compared to the same period in 2022 as $738.9 million were acquired from Level One. Non-interest bearing deposits represented 20 percent of the Corporation's total deposit balance as of March 31, 2023 and acts to mitigate deposit yield increases as interest rates rise.

Average borrowings increased $676.7 million for the three months ended March 31, 2023 compared to the same period of 2022 due to the additional $194.2 million of borrowings acquired from Level One and an additional $354.6 million of FHLB advances needed to fund loan growth. Interest-bearing deposits and borrowing costs for the three months ended March 31, 2023 were 1.79 percent and 3.59 percent, respectively, compared to 0.17 percent and 1.92 percent, respectively, during the same period in 2022. Total cost of funds was 148 basis points for the three months ended March 31, 2023 compared to 20 basis points during the same period in 2022.

Net interest margin, on an FTE basis, increased 55 basis points to 3.58 percent for the three months ended March, 31 2023 compared to 3.03 percent for the same period in 2022.

Details regarding the Level One acquisition are discussed in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2023 and 2022.

(Dollars in Thousands)	Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$172,814	$637	1.47%	$484,626	$230	0.19%
Federal Home Loan Bank stock	39,759	542	5.45	27,914	146	2.09
Investment Securities: (1)
Taxable	1,924,079	9,087	1.89	1,957,675	8,510	1.74
Tax-Exempt (2)	2,552,371	20,342	3.19	2,536,634	20,095	3.17
Total Investment Securities	4,476,450	29,429	2.63	4,494,309	28,605	2.55
Loans held for sale	23,538	360	6.12	4,352	40	3.68
Loans: (3)
Commercial	8,483,879	139,661	6.58	6,868,438	64,679	3.77
Real Estate Mortgage	1,914,640	18,391	3.84	924,268	7,840	3.39
Installment	840,450	13,941	6.64	711,038	6,516	3.67
Tax-Exempt (2)	872,877	9,758	4.47	747,832	7,220	3.86
Total Loans	12,135,384	182,111	6.00	9,255,928	86,295	3.73
Total Earning Assets	16,824,407	212,719	5.06%	14,262,777	115,276	3.23%
Total Non-Earning Assets	1,197,788			1,201,828
Total Assets	$18,022,195			$15,464,605
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,263,601	$24,662	1.87%	$5,027,466	$2,408	0.19%
Money market deposits	2,746,047	13,577	1.98	2,514,429	872	0.14
Savings deposits	1,826,209	2,965	0.65	1,867,411	441	0.09
Certificates and other time deposits	1,466,275	9,481	2.59	676,661	573	0.34
Total Interest-bearing Deposits	11,302,132	50,685	1.79	10,085,967	4,294	0.17
Borrowings	1,293,309	11,594	3.59	616,572	2,966	1.92
Total Interest-bearing Liabilities	12,595,441	62,279	1.98	10,702,539	7,260	0.27
Noninterest-bearing deposits	3,121,277			2,731,723
Other liabilities	222,352			139,120
Total Liabilities	15,939,070			13,573,382
Stockholders' Equity	2,083,125			1,891,223
Total Liabilities and Stockholders' Equity	$18,022,195	62,279		$15,464,605	7,260
Net Interest Income (FTE)		$150,440			$108,016
Net Interest Spread (FTE) (4)			3.08%			2.96%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.06%			3.23%
Interest Expense / Average Earning Assets			1.48%			0.20%
Net Interest Margin (FTE) (5)			3.58%			3.03%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2023 and 2022. These totals equal $6,321 and $5,736 for the three months ended March 31, 2023 and 2022, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income totaled $25.0 million for the first quarter of 2023, a $0.9 million, or 3.5 percent, decrease from the first quarter of 2022. The decrease was primarily driven by $1.6 million in net losses realized on the sale of $213 million of available for sale securities during the current quarter, which created a negative variance of $2.1 million when compared to net realized gains of $0.6 million in the first quarter of 2022. Additionally, gains on life insurance benefits decreased $0.5 million in the comparative quarter due to a decline in death benefits under bank-owned life insurance policies. Offsetting these declines was an increase of $1.5 million in customer-related line items. The Level One acquisition in the second quarter of 2022 led to a significantly larger franchise and customer base, which resulted in increases in most customer-related non-interest income categories in the first quarter of 2023 when compared to the same period in 2022.

Details regarding the Corporation's acquisition of Level One can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

NON-INTEREST EXPENSE

Non-interest expense totaled $93.7 million for the first quarter of 2023, a $21.4 million, or 29.6 percent, increase from the first quarter of 2022. The Level One acquisition in the second quarter of 2022 resulted in a significantly larger franchise, which contributed to significant increases in most non-interest expense categories when comparing first quarter of 2023 to first quarter of 2022. The largest increase of $14.9 million was in salaries and employee benefits and resulted from the addition of Level One staff as well as merit and incentive increases coupled with employee benefit plan increases during first quarter 2023. In addition to increases resulting from the larger franchise footprint, the Corporation continues to invest in customer-facing digital solutions that contributed to increases in equipment and outside data processing expenses which increased by $1.0 million and $1.8 million, respectively. Additionally, other expenses increased by $1.8 million and were driven primarily by higher customer-related contingent losses and increased customer-related travel and entertainment expenses in the first quarter of 2023 when compared to the first quarter of 2022.

Partially offsetting the above noted non-interest expenses were decreases in FDIC assessments and other real estate owned and foreclosure expenses of $0.8 million and $0.6 million, respectively. The FDIC assessment decline was primarily due to a one-time FDIC credit of $2 million recorded in the first quarter of 2023, offset by increases from growth in the balance sheet and the FDIC rate increase of 2 basis points, which was effective at the beginning of 2023. The decrease in other real estate and foreclosure expenses was the result of modest expenses in the current period which were offset by a gain on sale and prior expense recoveries upon property resolution.

Details regarding the Corporation's acquisition of Level One can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

INCOME TAXES

Income tax expense for the three months ended March 31, 2023 was $11.3 million on pre-tax net income of $75.4 million.  For the same period in 2022, income tax expense was $7.3 million on pre-tax income of $55.9 million. The effective income tax rate was 15.0 percent for the first quarter of 2023 and 13.0 percent for the first quarter of 2022.

The higher effective income tax rate for the three months ended March 31, 2023 when compared to the same period ended March 31, 2022 was primarily a result of tax-exempt interest income being a smaller portion of pre-tax income.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One Series B preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at March 31, 2023. During the three months ended March 31, 2023, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) equal to $469,000. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during 2022 or the three months ended March 31, 2023. As of March 31, 2023, the Corporation had approximately 2.7 million shares at an aggregate value of $74.5 million available to repurchase under the program.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital, and common equity tier 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2023, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

The Corporation's and Bank's actual and required capital ratios as of March 31, 2023 and December 31, 2022 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,921,397	13.23%	$1,525,121	10.50%	N/A	N/A
First Merchants Bank	1,856,440	12.78	1,525,820	10.50	$1,453,162	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,595,971	10.99%	$1,234,622	8.50%	N/A	N/A
First Merchants Bank	1,673,925	11.52	1,235,187	8.50	$1,162,529	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,570,971	10.82%	$1,016,747	7.00%	N/A	N/A
First Merchants Bank	1,673,925	11.52	1,017,213	7.00	$944,555	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,595,971	9.23%	$691,877	4.00%	N/A	N/A
First Merchants Bank	1,673,925	9.69	691,288	4.00	$864,110	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,882,254	13.08%	$1,511,230	10.50%	N/A	N/A
First Merchants Bank	1,822,296	12.65	1,513,064	10.50	$1,441,014	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,558,281	10.83%	$1,223,377	8.50%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,224,862	8.50	$1,152,811	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,533,281	10.65%	$1,007,487	7.00%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,008,710	7.00	$936,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,558,281	9.10%	$684,758	4.00%	N/A	N/A
First Merchants Bank	1,641,210	9.60	683,680	4.00	$854,600	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk-weight for purposes of determining risk-weighted assets and the CET1, tier 1 and total risk-based capital ratios. At March 31, 2023 and December 31, 2022, risk-weighted assets included $3.6 million and $4.7 million, respectively, of PPP loans at a zero risk weight.

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

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders' equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. tier I regulatory capital consists primarily of total common stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures are detailed in the following table for the periods indicated.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,122,448	$2,201,982	$2,034,770	$2,119,316
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	198,914	196,887	239,151	237,094
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(736,429)	(735,979)	(738,206)	(737,758)
Add: Modified CECL Transition Amount	11,514	11,514	23,028	23,028
Less: Disallowed Deferred Tax Assets	(351)	(354)	(337)	(345)
Total Tier 1 Capital (Regulatory)	1,595,971	1,673,925	1,558,281	1,641,210
Qualifying Subordinated Debentures	143,118	—	143,103	—
Allowance for Loan Losses Includible in Tier 2 Capital	182,308	182,515	180,870	181,086
Total Risk-Based Capital (Regulatory)	$1,921,397	$1,856,440	$1,882,254	$1,822,296

Net Risk-Weighted Assets (Regulatory)	$14,524,959	$14,531,617	$14,392,671	$14,410,136
Average Assets (Regulatory)	$17,296,929	$17,282,206	$17,118,953	$17,092,008

Total Risk-Based Capital Ratio (Regulatory)	13.23%	12.78%	13.08%	12.65%
Tier 1 Capital to Risk-Weighted Assets	10.99%	11.52%	10.83%	11.39%
Tier 1 Capital to Average Assets	9.23%	9.69%	9.10%	9.60%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,595,971	$1,673,925	$1,558,281	$1,641,210
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,570,971	$1,673,925	$1,533,281	$1,641,210

Net Risk-Weighted Assets (Regulatory)	$14,524,959	$14,531,617	$14,392,671	$14,410,136
CET1 Capital Ratio (Regulatory)	10.82%	11.52%	10.65%	11.39%

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 7.75 percent at March 31, 2023, and 7.34 percent at December 31, 2022. The increase in tangible common equity and tangible assets is primarily due to the increase in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2022, the available for sale portfolio had a net unrealized loss of $296.7 million compared to a net unrealized loss of $245.7 million at March 31, 2023. This increase in value is due to interest rate changes and not due to credit quality.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at March 31, 2023 and December 31, 2022.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at March 31, 2023 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The table also presents the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$591,815	$2,353,085	$557,304	$3,502,204
Agricultural land, production and other loans to farmers	40,188	39,206	140,204	219,598
Real estate loans:
Construction	320,881	499,210	140,888	960,979
Commercial real estate, non-owner occupied	277,030	1,012,146	1,086,234	2,375,410
Commercial real estate, owner occupied	107,907	589,035	547,175	1,244,117
Residential	14,579	143,437	2,027,927	2,185,943
Home Equity	18,284	45,652	557,418	621,354
Individuals' loans for household and other personal expenditures	16,960	97,403	58,026	172,389
Public finance and other commercial loans	27,538	39,420	892,509	959,467
Total	$1,415,182	$4,818,594	$6,007,685	$12,241,461

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$33,679	$337,014	$183,761	$554,454
Agricultural land, production and other loans to farmers	8,421	25,887	15,483	49,791
Real estate loans:
Construction	35,983	27,475	59,285	122,743
Commercial real estate, non-owner occupied	132,613	438,924	206,199	777,736
Commercial real estate, owner occupied	58,817	390,145	168,227	617,189
Residential	11,048	110,469	863,770	985,287
Home Equity	7,488	9,017	9,847	26,352
Individuals' loans for household and other personal expenditures	1,890	76,440	26,222	104,552
Public finance and other commercial loans	4,034	32,758	866,752	903,544
Total loans with fixed interest rates	$293,973	$1,448,129	$2,399,546	$4,141,648

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$558,136	$2,016,071	$373,543	$2,947,750
Agricultural land, production and other loans to farmers	31,767	13,319	124,721	169,807
Real estate loans:
Construction	284,898	471,735	81,603	838,236
Commercial real estate, non-owner occupied	144,417	573,222	880,035	1,597,674
Commercial real estate, owner occupied	49,090	198,890	378,948	626,928
Residential	3,531	32,968	1,164,157	1,200,656
Home Equity	10,796	36,635	547,571	595,002
Individuals' loans for household and other personal expenditures	15,070	20,963	31,804	67,837
Public finance and other commercial loans	23,504	6,662	25,757	55,923
Total loans with variable interest rates	$1,121,209	$3,370,465	$3,608,139	$8,099,813

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

At March 31, 2023, non-performing loans totaled $46.6 million, an increase of $4.0 million from December 31, 2022. Non-accrual loans totaled $46.6 million at March 31, 2023, an increase of $4.3 million from December 31, 2022.

Other real estate owned and repossessions, totaling $7.8 million at March 31, 2023, increased $1.3 million from December 31, 2022. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

According to applicable accounting guidance, loans that no longer exhibit similar risk characteristics are evaluated individually to determine if there is a need for a specific reserve. Commercial loans under $500,000 and consumer loans are not individually evaluated. The determination for individual evaluation is made based on current information or events that may suggest it is probable that not all amounts due of principal and interest, according to the contractual terms of the loan agreement, will be substantially collected.

The Corporation's non-performing assets plus accruing loans 90 days or more delinquent and individually evaluated loans are presented in the table below.

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Non-Performing Assets:
Non-accrual loans	$46,576	$42,324
Renegotiated loans	—	224
Non-performing loans (NPL)	46,576	42,548
OREO and Repossessions	7,777	6,431
Non-performing assets (NPA)	54,353	48,979
Loans 90-days or more delinquent and still accruing	7,032	1,737
NPAs and loans 90-days or more delinquent	$61,385	$50,716

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$15,682	$4,439
Agricultural land, production and other loans to farmers	64	54
Real estate loans:
Construction	—	12
Commercial real estate, non-owner occupied	23,203	25,494
Commercial real estate, owner occupied	4,514	3,550
Residential	14,560	14,315
Home equity	3,342	2,742
Individuals' loans for household and other personal expenditures	20	110
Non-performing assets and loans 90-days or more delinquent:	$61,385	$50,716

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s total loan balance increased $237.9 million from December 31, 2022 to $12.2 billion at March 31, 2023. PPP loans accounted for $3.6 million of the total loan balance at March 31, 2023 and $4.7 million at December 31, 2022. At March 31, 2023, the allowance for credit losses totaled $223.1 million, which represents a decrease of $225,000 from December 31, 2022. As a percentage of loans, the allowance for credit losses was 1.82 percent at March 31, 2023 compared to 1.86 percent at December 31, 2022.

There was no provision for credit losses for the three months ended March 31, 2023 and 2022. Net charge-offs totaling $225,000 were recognized for the three months ended March 31, 2023. Net recoveries totaling $587,000 were recognized for the three months ended March 31, 2022.

For the three months ended March 31, 2023 and 2022, there were no individual charge-offs greater than $500,000. For the three months ended March 31, 2023, there were no individual recoveries greater than $500,000. For the three months ended March 31, 2022, there was one individual recovery greater than $500,000 that totaled $692,000. The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2023 and 2022 are reflected in the following table.

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Net charge-offs (recoveries):
Commercial and industrial loans	$(287)	$(128)
Agricultural land, production and other loans to farmers	—	(3)
Real estate loans:
Commercial real estate, non-owner occupied	(44)	120
Commercial real estate, owner occupied	(8)	(705)
Residential	30	45
Home equity	183	(67)
Individuals' loans for household and other personal expenditures	351	151
Total net charge-offs (recoveries)	$225	$(587)

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio.=

LIQUIDITY

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.8 billion at March 31, 2023, a decrease of $182.5 million, or 9.2 percent, from December 31, 2022.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $12.2 million at March 31, 2023. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At March 31, 2023, total borrowings from the FHLB were $823.6 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at March 31, 2023 was $608.8 million.

In March 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”). The BTFP is a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of March 31, 2023, the Bank has not utilized the BTFP.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation and the Bank receive outside credit ratings from Moody's. Both the Corporation and the Bank currently have Issuer Ratings of Baa1. Additionally, the Bank has a Baseline Credit Assessment Rating of a3. Management considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper. Because of the Corporation's and Bank's current levels of long-term debt, management believes it could generate additional liquidity from various sources should the need arise.

The following table presents the Corporation's material cash requirements from known contractual and other obligations at March 31, 2023:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,921,874	$—	$12,921,874
Certificates and other time deposits	1,549,570	231,843	1,781,413
Securities sold under repurchase agreements	179,067	—	179,067
Federal Home Loan Bank advances	335,072	488,505	823,577
Federal Funds Purchased	20	—	20
Subordinated debentures and term loans	1,183	150,129	151,312
Total	$14,986,786	$870,477	$15,857,263

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

Summarized credit-related financial instruments at March 31, 2023 are as follows:

(Dollars in Thousands)	March 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$5,075,753
Standby and commercial letters of credit	42,898
$5,118,651

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2023, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2023 and December 31, 2022, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2023 and December 31, 2022. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2023	December 31, 2022
Rising 200 basis points from base case	3.6%	2.8%
Falling 100 basis points from base case	(2.4)%	(2.3)%

EARNING ASSETS

The following table presents the earning asset mix as of March 31, 2023 and December 31, 2022. Earning assets increased by $261.5 million during the three months ended March 31, 2023.

Interest-bearing deposits increased from December 31, 2022 by a total of $226.6 million, as deposit growth and proceeds from investment securities maturities and sales were held in cash for liquidity purposes.

Total investment securities decreased $206.4 million from December 31, 2022, primarily due to the sales of $213.2 million of investment securities during the first quarter of 2023. Additionally, scheduled paydowns and maturities of investment securities of $40.8 million during the first quarter of 2023 were offset by a decrease of $51.0 million in unrealized losses in the available for sale portfolio since December 31, 2022. The net unrealized loss position was due to changes in interest rates and not credit quality. Additional details of the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio grew organically $239.0 million, or 8.0 percent on an annualized basis, since December 31, 2022, after excluding the PPP loan paydowns during the first quarter of 2023 of $1.1 million. The composition of the loan portfolio is 75.7 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 28.6 percent and 19.4 percent of the total loan portfolio, respectively. The loan classes that experienced the largest increases from December 31, 2022 were construction real estate, residential real estate and commercial and industrial. Commercial real estate, non-owner occupied, and agricultural land, production and other loans to farmers were the largest loan classes that experienced a decrease from December 31, 2022. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Federal Home Loan Bank Stock increased $3.4 million from December 31,2022 due to stock purchases during the first quarter of 2023.

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Interest-bearing deposits	$352,695	$126,061
Investment securities available for sale	1,794,208	1,976,661
Investment securities held to maturity, net of allowance for credit losses of $245,000 and $245,000	2,263,181	2,287,127
Loans held for sale	9,408	9,094
Loans	12,241,461	12,003,894
Federal Home Loan Bank stock	41,878	38,525
Total	$16,702,831	$16,441,362

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

ITEM 1A.  RISK FACTORS

Except for the additional risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

•Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on our operations.

Recent events relating to the failures of Silicon Valley Bank and Signature Bank in March 2023 has caused general uncertainty and concerns regarding the adequacy of liquidity in the banking sector as a whole. A financial institution’s liquidity reflects its ability to meet customer demand for loans, accommodating possible outflows in deposits and accessing alternative sources of funds when needed, while at the same time taking advantage of interest rate market opportunities. The ability to manage liquidity is fundamental to a financial institution’s business and success. The bank failures in March 2023 highlight the potential results of an insured depository institution unexpectedly having to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. Current market uncertainties and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. In addition, the rising interest rate environment has continued to increase competition for liquidity and the premium at which liquidity is available to meet funding needs. These possible impacts may adversely affect our future operating results, including net income, and negatively impact capital.

•Regulatory requirements arising from recent events in the financial services industry, or the application of current regulations, could increase our expenses and affect our operations.

We anticipate the potential of new regulations for banks of similar size to the Bank, designed to address the recent developments in the financial services industry, which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. We also expect that another result of the recent bank failures, as well as any future bank failures, will be an increase to our FDIC insurance premiums in future years, further increasing our cost of doing business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January, 2023	—	$—	—	2,686,898
February, 2023	—	$—	—	2,686,898
March, 2023	89	$36.82	—	2,686,898
Total	89		—

(1) During the three months ended March 31, 2023, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The share repurchases in March 2023 represent shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

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
4.9
Indenture, dated as of December 18, 2019, between First Merchants Corporation (as successor to Level One Bancorp, Inc.) and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)

4.10
First Supplemental Indenture, dated as of March 31, 2022, among First Merchants Corporation, Level One Bancorp, Inc. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.11 of registrant’s Form 10-K filed on March 1, 2023) (SEC No. 001-41342)

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

First Merchants Corporation
(Registrant)

May 3, 2023	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

May 3, 2023	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)