Form 10-Q
period 2023-06-30
FIRST MERCHANTS CORP
filed 2023-08-02
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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

As of July 26, 2023, there were 59,726,724 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BTFP	Bank Term Funding Program created by the Federal Reserve in March 2023
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
Corporation	First Merchants Corporation
EITF	FASB's Emerging Issues Task Force
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRS	Internal Revenue Service
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and implemented by the SBA to provide small business loans.
PCD	Purchased credit deteriorated loans
RSA	Restricted Stock Awards
SBA	Small Business Administration

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$108,975	$122,594
Interest-bearing deposits	219,480	126,061
Investment securities available for sale	1,651,362	1,976,661
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,880,683 and $1,907,865)	2,240,129	2,287,127
Loans held for sale	27,297	9,094
Loans	12,270,233	12,003,894
Less: Allowance for credit losses - loans	(221,147)	(223,277)
Net loans	12,049,086	11,780,617
Premises and equipment	114,402	117,118
Federal Home Loan Bank stock	41,842	38,525
Interest receivable	89,784	85,070
Goodwill	712,002	712,002
Other intangibles	31,463	35,842
Cash surrender value of life insurance	307,020	308,311
Other real estate owned	7,685	6,431
Tax asset, deferred and receivable	113,724	111,222
Other assets	254,161	221,631
TOTAL ASSETS	$17,968,412	$17,938,306
LIABILITIES
Deposits:
Noninterest-bearing	$2,636,017	$3,173,417
Interest-bearing	11,945,138	11,209,328
Total Deposits	14,581,155	14,382,745
Borrowings:
Federal funds purchased	—	171,560
Securities sold under repurchase agreements	152,472	167,413
Federal Home Loan Bank advances	723,480	823,674
Subordinated debentures and other borrowings	151,325	151,298
Total Borrowings	1,027,277	1,313,945
Interest payable	13,595	7,530
Other liabilities	200,820	199,316
Total Liabilities	15,822,847	15,903,536
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 59,297,148 and 59,170,583 shares	7,412	7,396
Additional paid-in capital	1,233,593	1,228,626
Retained earnings	1,097,399	1,012,774
Accumulated other comprehensive loss	(217,964)	(239,151)
Total Stockholders' Equity	2,145,565	2,034,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,968,412	$17,938,306

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans receivable:
Taxable	$186,256	$106,787	$358,609	$185,862
Tax exempt	7,760	5,990	15,469	11,694
Investment securities:
Taxable	8,886	10,372	17,973	18,882
Tax exempt	14,279	17,212	30,349	33,087
Deposits with financial institutions	3,164	610	3,801	840
Federal Home Loan Bank stock	1,020	175	1,562	321
Total Interest Income	221,365	141,146	427,763	250,686
INTEREST EXPENSE
Deposits	73,201	8,485	123,886	12,779
Federal funds purchased	123	76	1,420	76
Securities sold under repurchase agreements	979	134	1,827	223
Federal Home Loan Bank advances	6,815	1,774	13,879	2,992
Subordinated debentures and other borrowings	2,412	2,016	4,797	3,675
Total Interest Expense	83,530	12,485	145,809	19,745
NET INTEREST INCOME	137,835	128,661	281,954	230,941
Provision for credit losses	—	16,755	—	16,755
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	137,835	111,906	281,954	214,186
NON-INTEREST INCOME
Service charges on deposit accounts	7,813	7,690	15,172	14,109
Fiduciary and wealth management fees	7,397	7,634	15,259	14,966
Card payment fees	4,537	5,175	9,709	10,898
Net gains and fees on sales of loans	3,632	3,226	6,031	5,425
Derivative hedge fees	672	1,444	1,820	2,362
Other customer fees	742	662	1,259	1,072
Increase in cash surrender value of life insurance	1,316	1,279	2,603	2,455
Gains on life insurance benefits	780	29	781	549
Net realized gains (losses) on sales of available for sale securities	(1,392)	90	(2,963)	656
Other income	822	1,048	1,645	1,682
Total Non-Interest Income	26,319	28,277	51,316	54,174
NON-INTEREST EXPENSES
Salaries and employee benefits	54,753	56,041	112,212	98,560
Net occupancy	6,674	6,648	13,933	12,835
Equipment	6,181	6,720	12,307	11,800
Marketing	1,102	1,414	2,411	2,150
Outside data processing fees	6,604	4,881	12,717	9,244
Printing and office supplies	434	381	817	726
Intangible asset amortization	2,182	2,303	4,379	3,669
FDIC assessments	2,740	2,924	4,136	5,116
Other real estate owned and foreclosure expenses	916	(266)	898	298
Professional and other outside services	4,660	10,267	8,358	13,220
Other expenses	6,347	6,000	14,145	12,020
Total Non-Interest Expenses	92,593	97,313	186,313	169,638
INCOME BEFORE INCOME TAX	71,561	42,870	146,957	98,722
Income tax expense	10,699	3,879	22,016	11,145
NET INCOME	60,862	38,991	124,941	87,577
Preferred stock dividends	469	469	938	469
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$60,393	$38,522	$124,003	$87,108
Per Share Data:
Basic Net Income Available to Common Stockholders	$1.02	$0.64	$2.09	$1.55
Diluted Net Income Available to Common Stockholders	$1.02	$0.63	$2.09	$1.54
Cash Dividends Paid	$0.34	$0.32	$0.66	$0.61
Average Diluted Common Shares Outstanding (in thousands)	59,448	59,308	59,446	56,516

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$60,862	$38,991	$124,941	$87,577
Other comprehensive income/( loss):
Unrealized gains/(losses) on securities available-for-sale:
Unrealized holding gain/(loss) arising during the period	(25,461)	(144,709)	23,954	(321,275)
Reclassification adjustment for losses/(gains) included in net income	1,392	(90)	2,963	(656)
Tax effect	5,055	30,408	(5,652)	67,606
Net of tax	(19,014)	(114,391)	21,265	(254,325)

Unrealized gain/(loss) on cash flow hedges:
Unrealized holding gain/(loss) arising during the period	(62)	110	(113)	413
Reclassification adjustment for losses/(gains) included in net income	16	178	15	418
Tax effect	10	(61)	20	(175)
Net of tax	(36)	227	(78)	656
Total other comprehensive income/(loss), net of tax	(19,050)	(114,164)	21,187	(253,669)
Comprehensive income/(loss)	$41,812	$(75,173)	$146,128	$(166,092)

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2023	125	$125	10,000	$25,000	59,257,051	$7,407	$1,231,532	$1,057,298	$(198,914)	$2,122,448
Comprehensive loss:
Net income	—	—	—	—	—	—	—	60,862	—	60,862
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(19,050)	(19,050)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.34 per share)	—	—	—	—	—	—	—	(20,292)	—	(20,292)
Share-based compensation	—	—	—	—	7,084	1	1,234	—	—	1,235
Stock issued under employee benefit plans	—	—	—	—	7,535	1	180	—	—	181
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	19,073	2	548	—	—	550
Stock options exercised	—	—	—	—	6,405	1	99	—	—	100
Balances, June 30, 2023	125	$125	10,000	$25,000	59,297,148	$7,412	$1,233,593	$1,097,399	$(217,964)	$2,145,565

	Three Months Ended June 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2022	125	$125	—	—	53,424,823	$6,678	$987,404	$897,818	$(84,392)	$1,807,633
Comprehensive income::
Net income	—	—	—	—	—	—	—	38,991	—	38,991
Other comprehensive loss net of tax	—	—	—	—	—	—	—	—	(114,164)	(114,164)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.32 per share)	—	—	—	—	—	—	—	(19,029)	—	(19,029)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	5,834	1	1,143	—	—	1,144
Stock issued under employee benefit plans	—	—	—	—	9,055	1	316	—	—	317
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,285	1	536	—	—	537
Stock options exercised	—	—	—	—	17,095	3	296	—	—	299
Restricted shares withheld for taxes	—	—	—	—	(188)	—	(7)	—	—	(7)
Balances, June 30, 2022	125	$125	10,000	$25,000	59,059,866	$7,383	$1,226,378	$917,311	$(198,556)	$1,977,641

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	124,941	—	124,941
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	21,187	21,187
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.66 per share)	—	—	—	—	—	—	—	(39,378)	—	(39,378)
Share-based compensation	—	—	—	—	14,657	2	2,430	—	—	2,432
Stock issued under employee benefit plans	—	—	—	—	13,435	2	378	—	—	380
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	33,537	4	1,060	—	—	1,064
Stock options exercised	—	—	—	—	65,025	8	1,102	—	—	1,110
Restricted shares withheld for taxes	—	—	—	—	(89)	—	(3)	—	—	(3)
Balances, June 30, 2023	125	$125	10,000	$25,000	59,297,148	$7,412	$1,233,593	$1,097,399	$(217,964)	$2,145,565

	Six Months Ended June 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, December 31, 2021	125	$125	—	$—	53,410,411	$6,676	$985,818	$864,839	$55,113	1,912,571
Comprehensive loss:
Net income	—	—	—	—	—	—	—	87,577	—	87,577
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(253,669)	(253,669)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.61 per share)	—	—	—	—	—	—	—	(34,636)	—	(34,636)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	7,034	1	2,243	—	—	2,244
Stock issued under employee benefit plans	—	—	—	—	9,055	1	316	—	—	317
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	24,924	3	1,005	—	—	1,008
Stock options exercised	—	—	—	—	20,095	3	333	—	—	336
Restricted shares withheld for taxes	—	—	—	—	(615)	—	(27)	—	—	(27)
Balances, June 30, 2022	125	$125	10,000	$25,000	59,059,866	$7,383	$1,226,378	$917,311	$(198,556)	$1,977,641

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flow From Operating Activities:
Net income	$124,941	$87,577
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	16,755
Depreciation and amortization	5,799	5,723
Change in deferred taxes	(1,429)	(2,715)
Share-based compensation	2,432	2,244
Loans originated for sale	(272,074)	(104,012)
Proceeds from sales of loans held for sale	256,880	116,742
Gains on sales of loans held for sale	(3,009)	(2,652)
Net (gains) losses on sales of securities available for sale	2,963	(656)
Increase in cash surrender value of life insurance	(2,603)	(2,455)
Gains on life insurance benefits	(781)	(549)
Change in interest receivable	(4,714)	(4,353)
Change in interest payable	6,065	(849)
Other adjustments	(739)	(15,736)
Net cash provided by operating activities	113,731	95,064
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(93,419)	337,452
Purchases of:
Securities available for sale	(1,400)	(324,264)
Securities held to maturity	(5,653)	(273,694)
Proceeds from sales of securities available for sale	314,087	366,587
Proceeds from maturities of:
Securities available for sale	32,365	65,131
Securities held to maturity	50,774	95,665
Change in Federal Home Loan Bank stock	(3,317)	2,313
Net change in loans	(386,135)	(533,867)
Net cash and cash equivalents received (paid) in acquisition	—	137,780
Proceeds from the sale of other real estate owned	101	347
Proceeds from life insurance benefits	4,675	1,175
Proceeds from commercial portfolio loan sale	89,675	—
Other adjustments	(3,083)	(6,521)
Net cash used in investing activities	(1,330)	(131,896)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(530,227)	42,336
Certificates of deposit and other time deposits	728,637	(134,834)
Borrowings	746,773	525,257
Repayment of borrowings	(1,033,441)	(317,070)
Cash dividends on preferred stock	(938)	(469)
Cash dividends on common stock	(39,378)	(34,636)
Stock issued under employee benefit plans	380	317
Stock issued under dividend reinvestment and stock purchase plans	1,064	1,008
Stock options exercised	1,110	336
Net cash provided (used) by financing activities	(126,020)	82,245
Net Change in Cash and Cash Equivalents	(13,619)	45,413
Cash and Cash Equivalents, January 1	122,594	167,146
Cash and Cash Equivalents, June 30	$108,975	$212,559
Additional cash flow information:
Interest paid	$139,744	$19,529
Income tax paid	27,530	8,785
Loans transferred to other real estate owned	1,080	6,313
Fixed assets transferred to other real estate owned	2,900	544
Non-cash investing activities using trade date accounting	26,911	6,414
ROU assets obtained in exchange for new operating lease liabilities	1,505	8,996

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$2,510,576
Cash paid in acquisition	—	(79,324)
Less: Common stock issued	—	237,389
Less: Preferred stock issued	—	25,000
Liabilities assumed	$—	$2,168,863
See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2022, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

Originally, an entity could apply this ASU as of the beginning of an interim period that includes the March 12, 2020 issuance date of the ASU, through December 31, 2022. With the issuance of ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2020-04 was extended from December 31, 2022 to December 31, 2024. The Corporation adopted the expedients included in this ASU in the second quarter of 2023 as it transitioned its loans and other financial instruments to another reference rate.

FASB Accounting Standards Updates - No. 2021-01 - Reference Rate Reform (Topic 848): Scope
Summary - The FASB has published ASU 2021-01, Reference Rate Reform, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.

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

Originally, the amendments in this Update did not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). With the issuance of ASU 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for adoption of ASU 2021-01 was extended from December 31, 2022 to December 31, 2024. The Corporation adopted the expedients included in this ASU in the second quarter of 2023 as it transitioned its loans and other financial instruments to another reference rate.

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

Under existing GAAP, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, Revenue from Contracts with Customers, at fair value on the acquisition date.

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

New Accounting Pronouncements Not Yet Adopted

The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Updates - No. 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
Summary -The FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU is a consensus of the FASB’s Emerging Issues Task Force ("EITF").

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

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of June 30, 2023 and December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2023
U.S. Treasury	$2,126	$—	$35	$2,091
U.S. Government-sponsored agency securities	115,876	—	17,522	98,354
State and municipal	1,233,589	23	154,269	1,079,343
U.S. Government-sponsored mortgage-backed securities	556,602	—	96,815	459,787
Corporate obligations	12,974	—	1,187	11,787
Total available for sale	$1,921,167	$23	$269,828	$1,651,362

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
U.S. Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of June 30, 2023 and December 31, 2022.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2023
U.S. Government-sponsored agency securities	$381,915	$—	$381,915	$—	$69,466	$312,449
State and municipal	1,111,355	245	1,111,110	644	180,637	931,362
U.S. Government-sponsored mortgage-backed securities	745,604	—	745,604	—	110,191	635,413
Foreign investment	1,500	—	1,500	—	41	1,459
Total held to maturity	$2,240,374	$245	$2,240,129	$644	$360,335	$1,880,683

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

Accrued interest on investment securities available for sale and held to maturity at June 30, 2023 and December 31, 2022 of $26.1 million and $29.5 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of June 30, 2023, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of June 30, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at June 30, 2023, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$114,813	$70,584	$185,397
Aa1	149,970	—	149,970
Aa2	185,019	—	185,019
Aa3	133,560	—	133,560
A1	131,306	—	131,306
A2	10,171	—	10,171
A3	10,122	—	10,122
Non-rated	376,394	1,058,435	1,434,829
Total	$1,111,355	$1,129,019	$2,240,374

The following tables summarize, as of June 30, 2023 and December 31, 2022, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at June 30, 2023
U.S. Treasury	$1,130	$10	$961	$25	$2,091	$35
U.S. Government-sponsored agency securities	35,700	3,056	62,654	14,466	98,354	17,522
State and municipal	126,594	3,294	947,564	150,975	1,074,158	154,269
U.S. Government-sponsored mortgage-backed securities	22,642	1,523	437,131	95,292	459,773	96,815
Corporate obligations	2,701	299	9,055	888	11,756	1,187
Total investment securities available for sale	$188,767	$8,182	$1,457,365	$261,646	$1,646,132	$269,828

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2022
U.S. Treasury	$2,459	$42	$—	$—	$2,459	$42
U.S. Government-sponsored agency securities	48,940	4,973	53,022	12,219	101,962	17,192
State and municipal	1,177,104	150,096	108,652	28,630	1,285,756	178,726
U.S. Government-sponsored mortgage-backed securities	182,700	16,910	325,455	83,448	508,155	100,358
Corporate obligations	12,176	807	—	—	12,176	807
Total investment securities available for sale	$1,423,379	$172,828	$487,129	$124,297	$1,910,508	$297,125

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

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at June 30, 2023
U.S. Treasury	$35	4
U.S. Government-sponsored agency securities	17,522	16
State and municipal	154,269	743
U.S. Government-sponsored mortgage-backed securities	96,815	167
Corporate obligations	1,187	10
Total investment securities available for sale	$269,828	940

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2022
U.S. Treasury	$42	5
U.S. Government-sponsored agency securities	17,192	16
State and municipal	178,726	946
U.S. Government-sponsored mortgage-backed securities	100,358	177
Corporate obligations	807	10
Total investment securities available for sale	$297,125	1,154

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

	June 30, 2023	December 31, 2022
Investments available for sale reported at less than historical cost:
Historical cost	$1,915,960	$2,207,633
Fair value	1,646,132	1,910,508
Gross unrealized losses	$269,828	$297,125
Percent of the Corporation's investments available for sale	99.7%	96.7%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2023 and December 31, 2022, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2023
Due in one year or less	$3,066	$3,028	$11,816	$11,804
Due after one through five years	26,885	24,963	113,862	105,028
Due after five through ten years	102,618	95,285	130,552	120,674
Due after ten years	1,231,996	1,068,299	1,238,540	1,007,764
	1,364,565	1,191,575	1,494,770	1,245,270
U.S. Government-sponsored mortgage-backed securities	556,602	459,787	745,604	635,413
Total investment securities	$1,921,167	$1,651,362	$2,240,374	$1,880,683

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2022
Due in one year or less	$2,822	$2,809	$13,697	$13,749
Due after one through five years	11,694	11,265	80,697	76,453
Due after five through ten years	169,729	161,211	147,078	135,027
Due after ten years	1,480,472	1,293,103	1,269,826	1,020,477
	1,664,717	1,468,388	1,511,298	1,245,706
U.S. Government-sponsored mortgage-backed securities	608,630	508,273	776,074	662,159
Total investment securities	$2,273,347	$1,976,661	$2,287,372	$1,907,865

Securities with a carrying value of approximately $1.8 billion and $941.3 million were pledged at June 30, 2023 and December 31, 2022, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. Pledged securities increased from December 31, 2022 as a result of the Corporation pledging additional securities to the Discount Window at the Federal Reserve Bank to be used as an alternative funding source, if needed.

The book value of securities pledged and available under agreements to repurchase amounted to $206.3 million at June 30, 2023 and $196.7 million at December 31, 2022.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three and six months ended June 30, 2023 and 2022 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and redemptions of investment securities available for sale:
Gross gains	$151	$103	$759	$681
Gross losses	(1,543)	(13)	(3,722)	(25)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(1,392)	$90	$(2,963)	$656

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at June 30, 2023 and December 31, 2022, were $27.3 million and $9.1 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table illustrates the composition of the Corporation’s loan portfolio by loan class for the periods indicated:

	June 30, 2023	December 31, 2022

Commercial and industrial loans	$3,531,395	$3,437,126
Agricultural land, production and other loans to farmers	230,003	241,793
Real estate loans:
Construction	949,918	835,582
Commercial real estate, non-owner occupied	2,379,819	2,407,475
Commercial real estate, owner occupied	1,179,739	1,246,528
Residential	2,248,473	2,096,655
Home equity	614,366	630,632
Individuals' loans for household and other personal expenditures	172,896	175,211
Public finance and other commercial loans	963,624	932,892
Loans	$12,270,233	$12,003,894

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

	June 30, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$729,958	$621,373	$324,532	$104,165	$97,712	$62,081	$1,370,356	$30	$3,310,207
Special Mention	10,124	5,537	19,973	5,729	4,188	924	54,818	—	101,293
Substandard	1,470	34,900	11,649	10,618	4,347	2,013	52,518	—	117,515
Doubtful	—	—	1,552	—	—	—	828	—	2,380
Total Commercial and industrial loans	741,552	661,810	357,706	120,512	106,247	65,018	1,478,520	30	3,531,395
Current period gross write-offs	196	85	340	109	57	92	—	—	879
Agricultural land, production and other loans to farmers
Pass	19,826	40,472	34,147	32,710	14,360	29,187	57,453	—	228,155
Special Mention	—	266	736	—	—	125	—	—	1,127
Substandard	35	163	—	458	—	65	—	—	721
Total Agricultural land, production and other loans to farmers	19,861	40,901	34,883	33,168	14,360	29,377	57,453	—	230,003
Real estate loans:
Construction
Pass	261,410	287,961	267,572	56,696	3,184	2,586	18,735	—	898,144
Special Mention	42,961	—	—	—	—	—	—	—	42,961
Substandard	15	3,612	5,186	—	—	—	—	—	8,813
Total Construction	304,386	291,573	272,758	56,696	3,184	2,586	18,735	—	949,918
Commercial real estate, non-owner occupied
Pass	186,868	520,251	571,103	473,530	159,184	236,905	28,807	—	2,176,648
Special Mention	35,854	23,713	6,185	20,666	18,544	28,369	49	—	133,380
Substandard	18,795	11,346	191	22,636	—	16,101	722	—	69,791
Total Commercial real estate, non-owner occupied	241,517	555,310	577,479	516,832	177,728	281,375	29,578	—	2,379,819
Current period gross write-offs	—	2	—	—	—	—	—	—	2
Commercial real estate, owner occupied
Pass	78,115	219,693	291,902	285,053	104,801	101,825	26,379	—	1,107,768
Special Mention	7,061	17,962	5,484	3,946	3,767	4,714	4,085	—	47,019
Substandard	9,347	2,446	324	6,147	1,602	4,424	662	—	24,952
Total Commercial real estate, owner occupied	94,523	240,101	297,710	295,146	110,170	110,963	31,126	—	1,179,739
Current period gross write-offs	—	—	—	—	2	—	—	—	2
Residential
Pass	265,212	719,278	464,773	379,390	110,163	279,528	8,262	67	2,226,673
Special Mention	937	5,008	3,064	1,062	941	3,522	—	—	14,534
Substandard	14	1,805	1,505	1,555	434	1,922	31	—	7,266
Total Residential	266,163	726,091	469,342	382,007	111,538	284,972	8,293	67	2,248,473
Current period gross write-offs	—	42	135	3	—	53	—	—	233
Home equity
Pass	8,165	36,789	67,851	11,793	1,159	5,619	471,557	1,952	604,885
Special Mention	—	931	—	1,214	—	43	4,625	200	7,013
Substandard	63	—	599	—	—	176	1,398	232	2,468
Total Home Equity	8,228	37,720	68,450	13,007	1,159	5,838	477,580	2,384	614,366
Current period gross write-offs	—	161	182	67	79	993	—	—	1,482
Individuals' loans for household and other personal expenditures
Pass	23,136	56,812	34,167	9,527	3,468	7,294	36,866	306	171,576
Special Mention	57	189	284	65	20	3	424	278	1,320
Substandard	—	—	—	—	—	—	—	—	—
Total Individuals' loans for household and other personal expenditures	23,193	57,001	34,451	9,592	3,488	7,297	37,290	584	172,896
Current period gross write-offs	3	428	183	48	22	137	—	—	821
Public finance and other commercial loans
Pass	33,068	210,497	209,188	158,400	96,918	238,323	17,230	—	963,624
Total Public finance and other commercial loans	33,068	210,497	209,188	158,400	96,918	238,323	17,230	—	963,624
Loans	$1,732,491	$2,821,004	$2,321,967	$1,585,360	$624,792	$1,025,749	$2,155,805	$3,065	$12,270,233
Total current period gross charge-offs	$199	$718	$840	$227	$160	$1,275	$—	$—	$3,419

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $70.6 million as of June 30, 2023 representing a $19.6 million increase from $51.0 million at December 31, 2022. The 30-59 days past due loans increased $6.8 million from December 31, 2022. Commercial real estate owner occupied, residential, and home equity segments increased $3.3 million, $1.4 million, and $1.4 million, respectively. The 90 days or more past due loans increased $13.0 million from December 31, 2022 as commercial and industrial and commercial real estate, non-owner occupied segments increased $7.3 million and $5.6 million, respectively. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, for the periods indicated:

	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,515,917	$5,165	$492	$9,821	$3,531,395	$278
Agricultural land, production and other loans to farmers	229,976	—	—	27	230,003	—
Real estate loans:
Construction	947,715	1,898	—	305	949,918	—
Commercial real estate, non-owner occupied	2,362,561	6,475	—	10,783	2,379,819	—
Commercial real estate, owner occupied	1,171,933	7,793	13	—	1,179,739	—
Residential	2,228,923	10,033	3,657	5,860	2,248,473	—
Home equity	607,419	3,618	1,055	2,274	614,366	150
Individuals' loans for household and other personal expenditures	171,575	878	443	—	172,896	—
Public finance and other commercial loans	963,624	—	—	—	963,624	—
Loans	$12,199,643	$35,860	$5,660	$29,070	$12,270,233	$428

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,429,314	$4,904	$434	$2,474	$3,437,126	$1,147
Agricultural land, production and other loans to farmers	241,739	—	—	54	241,793	—
Real estate loans:
Construction	832,716	2,436	418	12	835,582	—
Commercial real estate, non-owner occupied	2,395,495	5,946	881	5,153	2,407,475	264
Commercial real estate, owner occupied	1,241,714	4,495	—	319	1,246,528	—
Residential	2,079,959	8,607	2,278	5,811	2,096,655	—
Home equity	624,543	2,206	1,782	2,101	630,632	326
Individuals' loans for household and other personal expenditures	174,629	343	142	97	175,211	—
Public finance and other commercial loans	932,778	114	—	—	932,892	—
Loans	$11,952,887	$29,051	$5,935	$16,021	$12,003,894	$1,737

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

The following table summarizes the Corporation’s non-accrual loans by loan class for the periods indicated:

	June 30, 2023		December 31, 2022
	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses	Non-Accrual Loans	Non-Accrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$34,756	$974	$3,292	$481
Agricultural land, production and other loans to farmers	62	—	54	—
Real estate loans:
Construction	305	—	12	—
Commercial real estate, non-owner occupied	12,136	11,142	19,374	280
Commercial real estate, owner occupied	2,923	2,111	3,550	2,784
Residential	16,360	—	13,685	702
Home equity	2,564	—	2,247	—
Individuals' loans for household and other personal expenditures	134	—	110	—
Loans	$69,240	$14,227	$42,324	$4,247

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on non-accrual loans for the three and six months ended June 30, 2023 or 2022.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. Commercial and industrial collateral dependent loans and related allowance increased $9.6 million and $10.9 million, respectively, for the six months ended June 30, 2023. Commercial real estate, owner occupied collateral dependent loans increased $4.5 million for the six months ended June 30, 2023. The total increase in the collateral dependent balance and related allowance was offset by a decrease in the commercial real estate, non-owner occupied segment of $8.0 million and $1.9 million, respectively, for the six months ended June 30, 2023.

	June 30, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$51,674	$51,674	$19,282
Real estate loans:
Construction	—	9	—	9	1
Commercial real estate, non-owner occupied	18,508	—	—	18,508	160
Commercial real estate, owner occupied	11,448	—	—	11,448	337
Residential	—	1,562	—	1,562	247
Home equity	—	278	—	278	41
Loans	$29,956	$1,849	$51,674	$83,479	$20,068

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$42,101	$42,101	$8,367
Real estate loans:
Construction	—	10	—	10	1
Commercial real estate, non-owner occupied	26,534	—	—	26,534	2,064
Commercial real estate, owner occupied	6,986	—	—	6,986	776
Residential	—	2,382	—	2,382	260
Home equity	—	289	—	289	44
Loans	$33,520	$2,681	$42,101	$78,302	$11,512

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of the above. The following tables present the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$3,917	$110	$—	0.11%
Real estate loans:
Commercial real estate, non-owner occupied	—	1,570	—	—	0.07%
Commercial real estate, owner occupied	5,664	2,032	—	—	0.65%
Residential	—	14	—	458	0.02%
Total	$5,664	$7,533	$110	$458

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$12,897	$110	$—	0.37%
Agricultural land, production and other loans to farmers	—	35	—	—	0.02%
Real estate loans:
Construction	—	15	—	—	—%
Commercial real estate, non-owner occupied	—	12,394	5,954	—	0.77%
Commercial real estate, owner occupied	5,664	2,843	79	—	0.73%
Residential	—	14	—	458	0.02%
Total	$5,664	$28,198	$6,143	$458

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans		Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 8.25% to 7.10%. Extended loans by a weighted average of 12 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 8 months.
Commercial real estate, owner occupied	Provided payment deferrals with weighted average delayed amounts of $4.5 million.	Extended loans by a weighted average of 6 months.
Residential		Extended loans by a weighted average of 11 months.		Provided payment deferrals with weighted average delayed amounts of $3,400. Extended loans by a weighted average of 3 months.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans		Extended loans by a weighted average of 7 months.	Reduced the weighted average contractual interest rate from 8.25% to 7.10%. Extended loans by a weighted average of 12 months.	Reduced the weighted average contractual interest rate from 8.25% to 7.10%. Extended loans by a weighted average of 12 months.
Agricultural land, production and other loans to farmers		Extended loans by a weighted average of 60 months.
Real estate loans:
Construction		Extended loans by a weighted average of 24 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 9 months.	Reduced the weighted average contractual interest rate from 7.81% to 7.40%. Extended loans by a weighted average of 41 months.
Commercial real estate, owner occupied	Provided payment deferrals with weighted average delayed amounts of $4.5 million.	Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 10.25% to 6.61%. Extended loans by a weighted average of 12 months.
Residential		Extended loans by a weighted average of 11 months.		Provided payment deferrals with weighted average delayed amounts $3,400. Extended loans by a weighted average of 3 months.

The following tables present the amortized cost basis and payment status of loans that were modified during the three and six months ended June 30, 2023 due to the borrowers experiencing financial difficulty.

	Three Months Ended June 30, 2023
	Payment Status
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial loans	$4,027	$—	$—
Real estate loans:
Commercial real estate, non-owner occupied	1,570	—	—
Commercial real estate, owner occupied	7,696	—	—
Residential	159	108	205
Total	$13,452	$108	$205

	Six Months Ended June 30, 2023
	Payment Status
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial loans	$13,007	$—	$—
Agricultural land, production and other loans to farmers	35	—	—
Real estate loans:
Construction	15	—	—
Commercial real estate, non-owner occupied	18,348	—	—
Commercial real estate, owner occupied	8,586	—	—
Residential	159	108	205
Total	$40,150	$108	$205

Upon the Corporation's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

The allowance for credit losses decreased $1.9 million and $2.1 million, due to net charge-offs during the three and six months ended June 30, 2023, respectively. There was no provision for credit losses during the three and six months ended June 30, 2023. The allowance for credit losses increased $30.3 million and $30.9 million for the three and six months ended June 30, 2022, respectively. The increase was primarily due to $16.6 million of allowance for credit losses on PCD loans acquired in the Level One acquisition established through accounting adjustments on the acquisition date. In addition, $14.0 million was recorded to establish an allowance for credit losses on non-PCD loans acquired in the Level One acquisition. The following tables summarize changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, March 31, 2023	$101,304	$46,308	$28,571	$46,869	$223,052
Provision for credit losses	7,639	(7,151)	1,502	(1,990)	—
Recoveries on loans	66	—	—	379	445
Loans charged off	(636)	—	—	(1,714)	(2,350)
Balances, June 30, 2023	$108,373	$39,157	$30,073	$43,544	$221,147

	Six Months Ended June 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses	6,440	(7,734)	1,118	176	—
Recoveries on loans	596	56	—	637	1,289
Loans charged off	(879)	(4)	—	(2,536)	(3,419)
Balances, June 30, 2023	$108,373	$39,157	$30,073	$43,544	$221,147

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

Financial instruments with off-balance sheet risk were as follows:

	June 30, 2023	December 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$5,036,010	$4,950,724
Standby letters of credit	$41,498	$40,784

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The adoption of the CECL methodology for measuring credit losses on January 1, 2021 resulted in an accrual for off-balance sheet commitments of $20.5 million. The Level One acquisition was responsible for an additional $2.8 million of provision for credit losses associated with off-balance sheet commitments, resulting in a total allowance for credit losses on off-balance sheet commitments of $23.3 million. This reserve level is deemed appropriate by the Corporation and is reported in Other Liabilities as of June 30, 2023 in the Consolidated Condensed Balance Sheets.

The table below reflects the total allowance for credit losses for the off-balance sheet commitment for the three and six months ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023
Balances, March 31, 2023	$23,300
Provision for credit losses	—
Balances, June 30, 2023	$23,300

Six Months Ended June 30, 2023
Balances, December 31, 2022	$23,300
Provision for credit losses	—
Balances, June 30, 2023	$23,300

Three Months Ended June 30, 2022
Balances, March 31, 2022	$20,500
CECL Day 1 unfunded commitments provision for credit losses	2,800
Provision for credit losses	—
Balances, June 30, 2022	$23,300

Six Months Ended June 30, 2022
Balances, December 31, 2021	$20,500
CECL Day 1 unfunded commitments provision for credit losses	2,800
Provision for credit losses	—
Balances, June 30, 2022	$23,300

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Level One acquisition on April 1, 2022 resulted in $166.6 million of goodwill. Details regarding the Level One acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2022. As such, the balance as of June 30, 2023 was $712.0 million.

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

	June 30, 2023	December 31, 2022
Gross carrying amount	$123,285	$104,643
Other intangibles acquired	—	18,642
Accumulated amortization	(91,822)	(87,443)
Total core deposit and other intangibles	$31,463	$35,842

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two years to ten years. Intangible amortization expenses for each of the three and six months ended June 30, 2023 were $2.2 million and $4.4 million, respectively. This was compared to the three and six months ended June 30, 2022 which were $2.3 million and $3.7 million, respectively. Estimated future amortization expense is summarized as follows:

Amortization Expense
2023	$4,365
2024	7,271
2025	6,028
2026	4,910
2027	3,603
After 2027	5,286
$31,463

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2023 and December 31, 2022, the Corporation had one interest rate swap with a notional amount of $10.0 million that was designated as a cash flow hedge.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (LIBOR-based) associated with one Federal Home Loan Bank advance. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2023 and 2022, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation expects to reclassify $66,000 from accumulated other comprehensive income (loss) to interest income.

The following table summarizes the Corporation's derivatives designated as hedges:

	Asset Derivatives				Liability Derivatives
	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps on borrowings	Other Assets	$66	Other Assets	$164	Other Liabilities	$—	Other Liabilities	$—

The amount of gain (loss) recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Rate Products	$(62)	$110	$(113)	$413

The amount of gain (loss) reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Interest rate contracts	Interest Expense	$(16)	$(178)

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest rate contracts	Interest Expense	$(15)	$(418)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Balance Sheet, as of June 30, 2023, and December 31, 2022.

	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,276,665	$92,086	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	56,798	522	14,406	188
Interest rate lock commitments	12,504	79	5,049	32
Included in other assets	$1,345,967	$92,687	$1,204,321	$92,872
Included in other liabilities:
Interest rate swaps	$1,276,665	$92,053	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	15,311	30	4,483	63
Interest rate lock commitments	32,687	136	7,549	55
Included in other liabilities	$1,324,663	$92,219	$1,196,898	$92,770

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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$604	$664
Interest rate lock commitments	Net gains and fees on sales of loans	(220)	207
Total net gain/(loss) recognized in income		$384	$871

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$709	$664
Interest rate lock commitments	Net gains and fees on sales of loans	(33)	207
Total net gain/(loss) recognized in income		$676	$871

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2023, the termination value of derivatives in a net liability position related to these agreements was $950,000, which resulted in no collateral pledged to counterparties as of June 30, 2023. While the Corporation did not breach any of these provisions as of June 30, 2023, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at June 30, 2023, and December 31, 2022.

		Fair Value Measurements Using:
June 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$2,091	$2,091	$—	$—
U.S. Government-sponsored agency securities	98,354	—	98,354	—
State and municipal	1,079,343	—	1,076,030	3,313
U.S. Government-sponsored mortgage-backed securities	459,787	—	459,783	4
Corporate obligations	11,787	—	11,756	31
Derivative assets	92,753	—	92,753	—
Derivative liabilities	92,219	—	92,219	—

		Fair Value Measurements Using:
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$2,459	$2,459	$—	$—
U.S. Government-sponsored agency securities	101,962	—	101,962	—
State and municipal	1,351,760	—	1,348,356	3,404
U.S. Government-sponsored mortgage-backed securities	508,273	—	508,269	4
Corporate obligations	12,207	—	12,176	31
Derivative assets	93,036	—	93,036	—
Derivative liabilities	92,770	—	92,770	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2023 and 2022.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at beginning of the period	$3,462	$8,912	$3,439	$5,491
Included in other comprehensive income	(111)	(133)	3	(626)
Purchases, issuances and settlements	—	1,011	—	5,111
Principal payments	(3)	(1,160)	(94)	(1,346)
Ending balance	$3,348	$8,630	$3,348	$8,630

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2023 or December 31, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2023 and 2022.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at June 30, 2023, and December 31, 2022.

		Fair Value Measurements Using
June 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$50,704	$—	$—	$50,704

		Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,290	$—	$—	$55,290

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2023 and December 31, 2022.

June 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,313	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	BBB
			Discount rate	3.1% - 4.1%
			Weighted-average coupon	3.4%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month LIBOR
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$50,704	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	2.0%

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022.

		June 30, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$108,975	$108,975	$—	$—	$108,975
Interest-bearing deposits	219,480	219,480	—	—	219,480
Investment securities available for sale	1,651,362	2,091	1,645,923	3,348	1,651,362
Investment securities held to maturity	2,240,129	—	1,868,970	11,713	1,880,683
Loans held for sale	27,297	—	27,297	—	27,297
Loans, net	12,049,086	—	—	11,576,563	11,576,563
Federal Home Loan Bank stock	41,842	—	41,842	—	41,842
Derivative assets	92,753	—	92,753	—	92,753
Interest receivable	89,784	—	89,784	—	89,784
Liabilities:
Deposits	$14,581,155	$12,575,711	$1,982,449	$—	14,558,160
Borrowings:
Securities sold under repurchase agreements	152,742	—	152,456	—	152,456
Federal Home Loan Bank advances	723,480	—	713,622	—	713,622
Subordinated debentures and other borrowings	151,325	—	121,616	—	121,616
Derivative liabilities	92,219	—	92,219	—	92,219
Interest payable	13,595	—	13,595	—	13,595

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

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2023 and December 31, 2022 were:

	June 30, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$152,472	$—	$—	$—	$152,472

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$167,413	$—	$—	$—	$167,413

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive income (loss) before reclassifications	18,924	(90)	—	18,834
Amounts reclassified from accumulated other comprehensive income	2,341	12	—	2,353
Period change	21,265	(78)	—	21,187
Balance at June 30, 2023	$(213,230)	$52	$(4,786)	$(217,964)

Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income (loss) before reclassifications	(253,807)	326	—	(253,481)
Amounts reclassified from accumulated other comprehensive income	(518)	330	—	(188)
Period change	(254,325)	656	—	(253,669)
Balance at June 30, 2022	$(194,551)	$(4)	$(4,001)	$(198,556)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2023 and 2022.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2023	2022	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(1,392)	$90	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	292	(19)	Income tax expense
	$(1,100)	$71

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(16)	$(178)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	3	37	Income tax expense
	$(13)	$(141)

Total reclassifications for the period, net of tax	$(1,113)	$(70)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2023	2022	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$(2,963)	$656	Other income - net realized gains on sales of available for sale securities
Related income tax benefit (expense)	622	(138)	Income tax expense
	$(2,341)	$518

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(15)	$(418)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	3	88	Income tax expense
	$(12)	$(330)

Total reclassifications for the period, net of tax	$(2,353)	$188

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.2 percent for the six months ended June 30, 2023, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock and ESPP Options
Pre-tax compensation expense	$15	$21	$44	$49
Income tax expense (benefit)	(6)	(57)	(62)	(73)
Stock and ESPP option expense, net of income taxes	$9	$(36)	$(18)	$(24)
Restricted Stock Awards
Pre-tax compensation expense	$1,220	$1,123	$2,388	$2,195
Income tax expense (benefit)	(257)	(234)	(513)	(461)
Restricted stock awards expense, net of income taxes	$963	$889	$1,875	$1,734
Total Share-Based Compensation
Pre-tax compensation expense	$1,235	$1,144	$2,432	$2,244
Income tax expense (benefit)	(263)	(291)	(575)	(534)
Total share-based compensation expense, net of income taxes	$972	$853	$1,857	$1,710

The grant date fair value of ESPP options was estimated to be approximately $15,000 at the beginning of the April 1, 2023 quarterly offering period. The ESPP options vested during the three months ending June 30, 2023, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of June 30, 2023 and changes during the six months ended June 30, 2023, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	155,100	$18.89
Exercised	(65,025)	$17.07
Outstanding June 30, 2023	90,075	$20.21	2.43	$722,748
Vested and Expected to Vest at June 30, 2023	90,075	$20.21	2.43	$722,748
Exercisable at June 30, 2023	90,075	$20.21	2.43	$722,748

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2023.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $1.4 million and $470,000, respectively. Cash receipts of stock options exercised during the same periods were $1.1 million and $336,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2023	416,705	$36.97
Granted	28,143	$31.20
Vested	(14,657)	$27.00
Forfeited	(1,200)	$36.31
Unvested RSAs at June 30, 2023	428,991	$36.93

As of June 30, 2023, unrecognized compensation expense related to RSAs was $7.4 million and is expected to be recognized over a weighted-average period of 1.5 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2023.

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$15,028	$9,002	$30,861	$20,731
Tax-exempt interest income	(4,456)	(4,877)	(9,323)	(9,397)
Share-based compensation	(3)	(55)	(64)	(67)
Tax-exempt earnings and gains on life insurance	(441)	(275)	(711)	(629)
Tax credits	(73)	(83)	(165)	(170)
State Income Tax	520	24	1,220	519
Other	124	143	198	158
Actual Tax Expense	$10,699	$3,879	$22,016	$11,145

Effective Tax Rate	15.0%	9.0%	15.0%	11.3%

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

The following table reconciles basic and diluted net income per common share for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023			2022
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$60,393	59,263,813	$1.02	$38,522	59,030,618	$0.64
Effect of potentially dilutive stock options and restricted stock awards		184,566			277,281
Diluted net income per common share	$60,393	59,448,379	$1.02	$38,522	59,307,899	$0.63

	Six Months Ended June 30,

	2023			2022
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$124,003	59,240,137	$2.09	$87,108	56,237,209	$1.55
Effect of potentially dilutive stock options and restricted stock awards		205,920			278,889
Diluted net income per common share	$124,003	59,446,057	$2.09	$87,108	56,516,098	$1.54

For the three and six months ended June 30, 2023 and 2022, there were no stock options with an option price greater than the average market price of the common shares.

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

NOTE 15
SUBSEQUENT EVENTS

At quarter end, the Corporation was informed of a potential fraud related to one of its borrowers. As of June 30, 2023, the Corporation's borrower had an outstanding loan balance of $15.9 million, which was in non-accrual status. The Corporation is evaluating its collateral position and is unable to determine the extent of loss of principal and interest at this time.

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
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 119 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE SECOND QUARTER OF 2023

•Net income available to common stockholders for the three months ended June 30, 2023 was $60.4 million compared to $38.5 million for the three months ended June 30, 2022 and $63.6 million for the three months ended March 31, 2023.

•Earnings per fully diluted common share for the second quarter of 2023 totaled $1.02 compared to $0.63 in the second quarter of 2022 and $1.07 in the first quarter of 2023.

•Earnings per fully diluted common share for the second quarter of 2023, excluding income on Paycheck Protection Program (“PPP”) loans and acquisition-related costs of the Level One acquisition, totaled $1.02 compared to $1.01 in the second quarter of 2022 and $1.07 in the first quarter of 2023. These adjusted earnings per share amounts are non-GAAP measures. For reconciliations of GAAP measures to the corresponding non-GAAP measures, see "NON-GAAP FINANCIAL MEASURES" within the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans grew $46.7 million, or 1.5 percent annualized on a linked quarter basis, and $163.2 million, or 5.4 percent annualized when excluding non-relationship based commercial loan sales that occurred during the quarter of $116.6 million.

•Total deposits declined $122.1 million, or 3.3 percent annualized on a linked quarter basis.

•Strong liquidity and capital with Common Equity Tier 1 Capital Ratio of 11.07 percent.

•The efficiency ratio totaled 52.21 percent for the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the six months ended June 30, 2023 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

The Corporation reported second quarter 2023 net income available to common stockholders and diluted earnings per common share of $60.4 million and $1.02 per diluted share, respectively, compared to $38.5 million and $0.63 per diluted share, respectively, during the second quarter of 2022. Net income available to common stockholders and diluted earnings per common share for the six months ended June 30, 2023 was $124.0 million and $2.09 per diluted share, respectively, compared to $87.1 million and $1.54 per diluted share during the six months ended June 30, 2022.

Earnings per fully diluted common share for the second quarter of 2023, excluding income on PPP loans and Level One acquisition-related expenses (non-GAAP), totaled $1.02, compared to $1.07 in the first quarter of 2023 and $1.01 in the second quarter of 2022. Earnings per fully diluted common share for the six months ended June 30, 2023, excluding income from PPP loans and Level One acquisition-related expenses, totaled $2.09 compared to $1.89 for the same period in 2022. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2023, total assets equaled $18.0 billion, an increase of $30.1 million from the December 31, 2022 total of $17.9 billion.

Cash and due from banks and interest-bearing deposits increased from December 31, 2022 by a total of $79.8 million, as deposit growth and proceeds from investment securities principal and interest cashflows in addition to sales were held in cash for liquidity purposes. Total investment securities decreased $372.3 million from December 31, 2022, primarily due to the sales of $314.1 million of investment securities during the first six months of 2023. Additionally, scheduled paydowns and maturities of investment securities of $83.1 million during the first six months of 2023 were offset by a decrease of $26.9 million in unrealized losses in the available for sale portfolio since December 31, 2022. While not reflected in the balance sheet, the unrealized loss in the held to maturity portfolio also improved during the six months ended June 30, 2023 by $19.8 million. Currently, the Corporation is not reinvesting cashflows into the investment securities portfolio, but rather using the liquidity to fund current and future loan growth. The investment portfolio as a percentage of total assets was 21.7 percent at June 30, 2023, which is down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's total loan portfolio grew $412.4 million, or 6.9 percent on an annualized basis, since December 31, 2022, after excluding non-relationship based commercial loan sales that occurred in the second quarter of $116.6 million. The composition of the loan portfolio is 75.3 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 28.8 percent and 19.4 percent of the total loan portfolio, respectively. The loan classes that experienced the largest increases from December 31, 2022 were residential real estate, construction real estate, and commercial and industrial. Commercial real estate, owner occupied and commercial real estate, non-owner occupied, were the largest loan classes that experienced a decrease from December 31, 2022. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans ("ACL - loans") totaled $221.1 million as of June 30, 2023 and equaled 1.80 percent of total loans, compared to $223.3 million and 1.86 percent of total loans at December 31, 2022.  The ACL - loans decreased $1.9 million as a result of net charge-offs in the second quarter of 2023, as compared to net charge-offs of $263,000 in the second quarter of 2022. The ACL - loans decreased $2.1 million since December 31, 2022 as a result of net charge-offs during the six months ended June 30, 2023, as compared to net recoveries of $324,000 during the same period in 2022. The Corporation did not recognize any provision expense during the first six months of 2023 and recognized $16.8 million for the three and six months ended June 30, 2022 as part of the Level One acquisition. Non-accrual loans at June 30, 2023 were $69.2 million and increased $26.9 million from December 31, 2022. The coverage ratio at June 30, 2023 was 319.4 percent. The Corporation also has a reserve for unfunded commitments of $23.3 million, which was the balance at June 30, 2023 and December 31, 2022, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets increased $32.5 million from December 31, 2022 as the Corporation recorded a trade date receivable of $26.8 million related to the $116.6 million non-relationship based commercial loan sales that occurred in the second quarter.

As of June 30, 2023, total deposits equaled $14.6 billion, an increase of $198.4 million from December 31, 2022, or 2.8 percent on an annualized basis. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.9 percent of the deposit portfolio at June 30, 2023. Non-interest bearing deposits represents 18.1 percent of the deposit portfolio, which is a decline from the peak in the second quarter of 2022 of 23.6 percent. The decline is the result of runoff of stimulus dollars and a mix shift occurring across the industry as clients move into higher yielding deposit products. The Corporation experienced increases from December 31, 2022 in certificates and other time deposits of $100,000 or more of $417.8 million, other certificates and time deposits of $212.3 million and brokered certificates of deposit of $98.6 million. Demand and savings accounts decreased from December 31, 2022 by $403.3 million and $126.9 million, respectively.

The average account within the deposit portfolio totals only $34,000. Insured deposits totaled 74.5 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 16.0 percent of deposits and the FDIC providing insurance to the remaining 58.5 percent. Only 25.5 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings decreased $286.7 million as of June 30, 2023, compared to December 31, 2022. Federal funds purchased and FHLB advances decreased $171.6 million and $100.2 million, respectively, compared to December 31, 2022 as the Corporation utilized excess liquidity to pay down borrowings in 2023. Additionally, there was a decrease in securities sold under repurchase agreements of $14.9 million when compared to December 31, 2022.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive gains (losses) in stockholders' equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

ADJUSTED EPS EXCLUDING PAYCHECK PROTECTION PROGRAM ("PPP") AND ACQUISITION RELATED EXPENSES - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2023	2022
Net Income Available to Common Stockholders - GAAP	$60,393	$63,610	$38,522	$124,003	$87,108
Adjustments:
PPP loan income	(9)	(25)	(891)	(34)	(2,775)
Acquisition-related expenses	—	—	12,549	—	12,701
Acquisition-related provision expense	—	—	16,755	—	16,755
Tax on adjustment	2	6	(6,967)	8	(6,542)
Adjusted Net Income Available to Common Stockholders - non-GAAP	$60,386	$63,591	$59,968	$123,977	$107,247

Average Diluted Common Shares Outstanding (in thousands)	59,448	59,441	59,308	59,446	56,516

Diluted Earnings Per Common Share - GAAP	$1.02	$1.07	$0.63	$2.09	$1.54
Adjustments:
PPP loan income	—	—	(0.01)	—	(0.05)
Acquisition-related expenses	—	—	0.22	—	0.22
Acquisition-related provision expense	—	—	0.30	—	0.30
Tax on adjustment	—	—	(0.13)	—	(0.12)
Adjusted Diluted Earnings Per Common Share - non-GAAP	$1.02	$1.07	$1.01	$2.09	$1.89

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Total Stockholders' Equity (GAAP)	$2,145,565	$2,034,770
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(743,465)	(747,844)
Tangible common equity (non-GAAP)	$1,376,975	$1,261,801
Total assets (GAAP)	$17,968,412	$17,938,306
Less: Intangible assets (GAAP)	(743,465)	(747,844)
Tangible assets (non-GAAP)	$17,224,947	$17,190,462
Stockholders' Equity to Assets (GAAP)	11.94%	11.34%
Tangible common equity to tangible assets (non-GAAP)	7.99%	7.34%

Tangible common equity (non-GAAP)	$1,376,975	$1,261,801
Plus: Tax benefit of intangibles (non-GAAP)	6,760	7,702
Tangible common equity, net of tax (non-GAAP)	$1,383,735	$1,269,503
Common Stock outstanding	59,297	59,171
Book Value (GAAP)	$35.76	$33.96
Tangible book value - common (non-GAAP)	$23.34	$21.45

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average goodwill (GAAP)	$712,002	$712,707	$712,002	$629,509
Average other intangibles (GAAP)	32,463	41,913	33,540	33,427
Average deferred tax on other intangibles (GAAP)	(6,976)	(9,007)	(7,208)	(6,893)
Intangible adjustment (non-GAAP)	$737,489	$745,613	$738,334	$656,043
Average stockholders' equity (GAAP)	$2,139,877	$2,021,123	$2,111,657	$1,956,532
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(12,625)
Intangible adjustment (non-GAAP)	(737,489)	(745,613)	(738,334)	(656,043)
Average tangible capital (non-GAAP)	$1,377,263	$1,250,385	$1,348,198	$1,287,864
Average assets (GAAP)	$18,170,650	$17,778,221	$18,096,832	$16,627,804
Intangible adjustment (non-GAAP)	(737,489)	(745,613)	(738,334)	(656,043)
Average tangible assets (non-GAAP)	$17,433,161	$17,032,608	$17,358,498	$15,971,761
Net income available to common stockholders (GAAP)	$60,394	$38,522	$124,003	$87,108
Other intangible amortization, net of tax (GAAP)	1,724	1,819	3,459	2,898
Preferred stock dividend	469	469	938	469
Tangible net income available to common stockholders (non-GAAP)	$62,587	$40,810	$128,400	$90,475
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$1.02	$0.63	$2.09	$1.54
Diluted tangible net income available to common stockholders (non-GAAP)	$1.05	$0.69	$2.16	$1.60
Ratios:
Return on average GAAP capital (ROE)	11.29%	7.62%	11.74%	8.90%
Return on average tangible capital	18.04%	12.91%	18.91%	13.98%
Return on average assets (ROA)	1.34%	0.88%	1.38%	1.05%
Return on average tangible assets	1.44%	0.96%	1.48%	1.13%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 84.6 percent of revenues for the six months ended June 30, 2023. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2023 and 2022. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

Net interest margin, on an FTE basis, increased 11 basis points to 3.39 percent for the three months ended June, 30 2023 compared to 3.28 percent for the same period in 2022.

Net interest margin, on an FTE basis, increased 32 basis points to 3.48 percent for the six months ended June, 30 2023 compared to 3.16 percent for the same period in 2022.

Average Balance Sheet
Average earning assets for the three months and six months ended June 30, 2023 increased $532.7 million and $1.5 billion, respectively, compared to the same periods in 2022. The increase for the three months ended June 30, 2023 was primarily driven by organic loan growth within the commercial and real estate mortgage portfolios. The increase for the six months ended June 30, 2023 was driven by a $1.2 billion increase in loans when compared to the same period in 2022 which was primarily due to the acquisition of Level One on April 1, 2022, coupled with organic loan growth within the commercial and real estate mortgage portfolios. PPP loans averaged approximately $3.4 million and $3.8 million for the three and six months ended June 30, 2023, respectively, compared to an average of approximately $62.6 million and $70.1 million for the same periods of 2022.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, the decline in the average investment securities portfolio in the three and six months ended June 30, 2023 when compared to the same periods in 2022 was due to the Corporation not reinvesting cashflows into the investment securities portfolio, but rather using the liquidity to fund current and future loan growth. The investment portfolio as a percentage of total assets was 21.7 percent at June 30, 2023, which is down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix.

Average interest-bearing deposits for the three and six months ended June 30, 2023 increased $610.0 million and $911.4 million, respectively, compared to the same periods in 2022, with the largest increases in both periods in the certificates and other time deposit portfolio. Additionally, for the six months ended June 30, 2023, the increase in average interest-bearing deposits was primarily due to the acquisition of Level One on April 1, 2022. Non-interest bearing deposits represents 18.1 percent of the deposit portfolio, which is a decline from the peak in the second quarter of 2022 of 23.6 percent. The decline is the result of runoff of stimulus dollars and a mix shift occurring across the industry as clients move into higher yielding deposit products. Non-interest bearing deposits act to mitigate deposit yield increases as interest rates rise.

Average borrowings increased $291.6 million and $483.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022 as the average balance of FHLB advances increased $294.0 million and was a liquidity source used to fund loan growth. Additionally, the acquisition of Level One on April 1, 2022 resulted in an additional $160.0 million of FHLB advances.

Interest Income/Expense and Average Yields
In the second quarter of 2023, FTE asset yields increased 178 basis points compared to the same period in 2022. The increase in interest income, on an FTE basis, of $79.9 million during the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of 500 basis points since March of 2022. The Corporation's loan portfolio is 66.1 percent variable with 37.5 percent of the portfolio repricing within one month and 51.7 percent repricing within three months. Additionally, due to the FOMC interest rate increases in 2023 and 2022, the yields on new and renewed loans increased for the three months ended June 30, 2023 compared to the same period in 2022. The PPP loans originated in 2021 and 2020 were recorded at an interest rate of only 1 percent. The Corporation recognized fee and interest income of $9,000 on PPP loans for the three months ended June 30, 2023, compared to $891,000 in the same period of 2022, which is included in interest income. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $2.0 million, which accounted for 5 basis points of net interest margin in the three months ended June 30, 2023. Comparatively, the Corporation recognized $3.2 million of accretion income for the three months ended June 30, 2022, or 8 basis points of net interest margin.

Interest costs increased 215 basis points, which mitigated the 178 basis point increase in asset yields and resulted in a 37 basis point FTE decrease in net interest spread when compared to the same period in 2022. Interest costs have increased during the quarter and year due to deposit pricing pressure and deposit portfolio mix changes as a result of customers migrating out of noninterest-bearing deposit products into interest-bearing deposit products.

Interest-bearing deposits and borrowing costs for the three months ended June 30, 2023 were 2.46 percent and 3.72 percent, respectively, compared to 0.30 percent and 1.95 percent, respectively, during the same period in 2022. Total cost of funds was 197 basis points for the three months ended June 30, 2023 compared to 30 basis points during the same period in 2022.

In the the six months ended June, 30 2023, FTE asset yields increased 179 basis points compared to the same period in 2022. The increase in interest income, on an FTE basis, of $177.4 million during the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of 500 basis points since March of 2022. The PPP loans originated in 2021 and 2020 were recorded at an interest rate of only 1 percent. The Corporation recognized fee and interest income of $34,000 on PPP loans for the six months ended June 30, 2023, compared to $2.8 million in the same period of 2022, which is included in interest income. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $4.4 million, which accounted for 5 basis points of net interest margin in the six months ended June 30, 2023. Comparatively, the Corporation recognized $4.1 million of accretion income for the six months ended June 30, 2022, or 5 basis points of net interest margin.

Interest costs increased 193 basis points, which mitigated the 179 basis point increase in asset yields and resulted in a 14 basis point FTE decrease in net interest spread when compared to the same period in 2022.

Interest-bearing deposits and borrowing costs for the six months ended June 30, 2023 were 2.13 percent and 3.65 percent, respectively, compared to 0.24 percent and 1.94 percent, respectively, during the same period in 2022. Total cost of funds was 173 basis points for the six months ended June 30, 2023 compared to 26 basis points during the same period in 2022.

Details regarding the Corporation's acquisition of Level One can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and six months ended June 30, 2023 and 2022.

(Dollars in Thousands)	Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$343,253	$3,164	3.69%	$329,626	$610	0.74%
Federal Home Loan Bank stock	41,873	1,020	9.74	38,111	175	1.84
Investment Securities: (1)
Taxable	1,876,676	8,886	1.89	2,189,193	10,372	1.90
Tax-Exempt (2)	2,336,990	18,075	3.09	2,703,629	21,788	3.22
Total Investment Securities	4,213,666	26,961	2.56	4,892,822	32,160	2.63
Loans held for sale	19,328	300	6.21	28,491	315	4.42
Loans: (3)
Commercial	8,605,339	150,766	7.01	8,134,050	85,867	4.22
Real estate mortgage	2,031,136	20,345	4.01	1,458,317	12,657	3.47
Installment	831,775	14,844	7.14	772,610	7,948	4.11
Tax-Exempt (2)	882,095	9,823	4.45	781,720	7,582	3.88
Total Loans	12,369,673	196,078	6.34	11,175,188	114,369	4.09
Total Earning Assets	16,968,465	227,223	5.36%	16,435,747	147,314	3.58%
Total Non-Earning Assets	1,202,184			1,342,474
Total Assets	$18,170,649			$17,778,221
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,546,232	$34,574	2.49%	$5,372,474	$4,569	0.34%
Money market deposits	2,766,876	18,684	2.70	3,024,560	2,130	0.28
Savings deposits	1,724,816	3,884	0.90	1,966,054	916	0.19
Certificates and other time deposits	1,883,998	16,059	3.41	948,799	870	0.37
Total Interest-Bearing Deposits	11,921,922	73,201	2.46	11,311,887	8,485	0.30
Borrowings	1,110,486	10,329	3.72	818,851	4,000	1.95
Total Interest-Bearing Liabilities	13,032,408	83,530	2.56	12,130,738	12,485	0.41
Noninterest-bearing deposits	2,797,991			3,497,641
Other liabilities	200,373			128,719
Total Liabilities	16,030,772			15,757,098
Stockholders' Equity	2,139,877			2,021,123
Total Liabilities and Stockholders' Equity	$18,170,649	83,530		$17,778,221	12,485
Net Interest Income (FTE)		$143,693			$134,829
Net Interest Spread (FTE) (4)			2.80%			3.17%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.36%			3.58%
Interest Expense / Average Earning Assets			1.97%			0.30%
Net Interest Margin (FTE) (5)			3.39%			3.28%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2023 and 2022. These totals equal $5,858 and $6,168 for the three months ended June 30, 2023 and 2022, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$258,504	$3,801	2.94%	$406,698	$840	0.41%
Federal Home Loan Bank stock	40,821	1,562	7.65	33,040	321	1.94
Investment Securities: (1)
Taxable	1,900,247	17,973	1.89	2,074,074	18,882	1.82
Tax-Exempt (2)	2,444,086	38,416	3.14	2,620,593	41,882	3.20
Total Investment Securities	4,344,333	56,389	2.60	4,694,667	60,764	2.59
Loans held for sale	21,952	660	6.01	18,181	355	3.91
Loans: (3)
Commercial	8,544,945	290,428	6.80	7,504,740	150,545	4.01
Real estate mortgage	1,972,680	38,736	3.93	1,191,075	20,497	3.44
Installment	836,088	28,785	6.89	741,994	14,465	3.90
Tax-Exempt (2)	877,511	19,581	4.46	764,870	14,803	3.87
Total Loans	12,253,176	378,190	6.17	10,220,860	200,665	3.93
Total Earning Assets	16,896,834	439,942	5.21%	15,355,265	262,590	3.42%
Total Non-Earning Assets	1,199,998			1,272,539
Total Assets	$18,096,832			$16,627,804
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,405,696	$59,237	2.19%	$5,200,923	$6,977	0.27%
Money market deposits	2,756,519	32,261	2.34	2,770,904	3,002	0.22
Savings deposits	1,775,233	6,849	0.77	1,917,005	1,357	0.14
Certificates and other time deposits	1,676,291	25,539	3.05	813,482	1,443	0.35
Total Interest-Bearing Deposits	11,613,739	123,886	2.13	10,702,314	12,779	0.24
Borrowings	1,201,392	21,923	3.65	718,270	6,966	1.94
Total Interest-Bearing Liabilities	12,815,131	145,809	2.28	11,420,584	19,745	0.35
Noninterest-bearing deposits	2,958,741			3,116,797
Other liabilities	211,302			133,891
Total Liabilities	15,985,174			14,671,272
Stockholders' Equity	2,111,658			1,956,532
Total Liabilities and Stockholders' Equity	$18,096,832	145,809		$16,627,804	19,745
Net Interest Income (FTE)		$294,133			$242,845
Net Interest Spread (FTE) (4)			2.93%			3.07%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.21%			3.42%
Interest Expense / Average Earning Assets			1.73%			0.26%
Net Interest Margin (FTE) (5)			3.48%			3.16%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2023 and 2022. These totals equal $12,179 and $11,904 for the six months ended June 30, 2023 and 2022, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income totaled $26.3 million for the second quarter of 2023, a $2.0 million, or 6.9 percent, decrease from the second quarter of 2022. The decrease was primarily driven by $1.4 million in net losses realized on the sale of $101.0 million of available for sale securities during the current quarter, compared to $90,000 of net realized gains in the second quarter of 2022. Additionally, customer-related line items decreased $1.0 million from the comparative quarter primarily due to a decline in derivative hedge fees, fiduciary and wealth management fees, and card payment fees.

Offsetting these declines was an increase of $750,000 in gains on life insurance benefits due to an increase in BOLI death benefits in the second quarter of 2023 when compared to the same period in 2022.

During the first six months of 2023, non-interest income totaled $51.3 million, a $2.9 million, or 5.3 percent, decrease when compared to the same period in 2022. The largest decrease was $3.0 million in net losses realized on the sale of $314.0 million of available for sale securities for the first six months of 2023, compared to $656,000 in net realized gains in the first six months of 2022.

Offsetting these declines was an increase of $418,000 in customer-related line items. The Level One acquisition in the second quarter of 2022 led to a significantly larger franchise and customer base, which resulted in increases in most customer-related non-interest income categories when comparing the first six months of 2023 to the same period in 2022.

Details regarding the Corporation's acquisition of Level One can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

NON-INTEREST EXPENSE

Non-interest expense totaled $92.6 million for the second quarter of 2023, a $4.7 million, or 4.9 percent, decrease from the second quarter of 2022. The largest decrease of $5.6 million was in professional and other outside services resulting from a one-time Level One acquisition related charge of $7.0 million, primarily for contract termination charges, core system conversion expenses and transaction advisory services, which was recorded in the second quarter of 2022, which was offset by an increase in employee recruiting expenses in the same period of 2023. Additionally, a one-time Level One acquisition related charge of $3.0 million, primarily for employee retention bonuses and severance, was recorded in salaries and employee benefits in the second quarter of 2022, which was offset by an increase in merit and incentive expenses in the second quarter of 2023, when compared to the same period in 2022.

Partially offsetting the declines was an increase in outside data processing fees of $1.7 million due to the Corporation's continued investment in customer-facing digital solutions. Other real estate owned ("OREO") and foreclosure expenses in the second quarter of 2023 were $916,000, an increase of $1.2 million, from the same period in 2022 of $(266,000).

During the first six months of 2023, non-interest expense totaled $186.3 million, a $16.7 million, or 9.8 percent, increase when compared to the same period in 2022. The largest increase of $13.7 million was in salaries and employee benefits and resulted from the addition of Level One staff for the entire six months ended June 30, 2023 as compared to only the second quarter of 2022. Additionally, merit increases, incentives and employee benefit plan expenses increased when compared to the first six months of 2022. These increases were offset by a $3.0 million one-time acquisition related charge related to the Level One acquisition recorded in the second quarter of 2022. In addition to increases in occupancy and equipment expenses resulting from the larger franchise footprint, the Corporation continues to invest in customer-facing digital solutions that contributed to increases in outside data processing expenses of $3.5 million. Other expenses increased by $2.1 million over the comparative six months and were driven primarily by higher customer-related contingent losses and increased customer-related travel and entertainment expenses. The increase in other real estate and foreclosure expenses of $600,000, when compared to the first six months of 2022, was the result of increased expense for OREO offset by a gain on sale and prior expense recoveries upon property resolution.

Partially offsetting the above noted increases in non-interest expenses were decreases in professional and other outside services and FDIC assessments of $4.9 million and $1.0 million, respectively. The decline in professional and other outside services was primarily due to a $7.0 million one-time acquisition related charge for the Level One acquisition recorded in the second quarter of 2022, which was offset by an increase in employee recruiting expenses in the same period of 2023. The FDIC assessment decline was primarily due to a one-time FDIC credit of $2.0 million recorded in the first quarter of 2023, offset by increases from growth in the balance sheet and the FDIC rate increase of 2 basis points, which was effective at the beginning of 2023.

Details regarding the Corporation's acquisition of Level One can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

INCOME TAXES

Income tax expense for the second quarter of 2023 was $10.7 million on pre-tax net income of $71.6 million.  For the same period in 2022, income tax expense was $3.9 million on pre-tax income of $42.9 million. The effective income tax rates for the second quarter of 2023 and 2022 were 15.0 percent and 9.0 percent, respectively.

Income tax expense for the six months ended June 30, 2023 was $22.0 million on pre-tax net income of $147.0 million. For the same period in 2022, income tax expense was $11.1 million on pre-tax net income of $98.7 million. The effective income tax rates for the six months ended June 30, 2023 and 2022 were 15.0 percent and 11.3 percent, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The higher effective income tax rate for the three and six months ended June 30, 2023 when compared to the same periods in 2022 was primarily a result of tax-exempt interest income being a smaller portion of pre-tax income.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One Series B preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at June 30, 2023. During the three and six months ended June 30, 2023, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) and $93.76 per share, respectively, equal to $469,000 and $938,000, respectively. During the three and six months ended June 30, 2022, the Corporation declared and paid dividends of $46.88 per share, equal to $469,000 for both periods. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during 2022 or the six months ended June 30, 2023. As of June 30, 2023, the Corporation had approximately 2.7 million shares at an aggregate value of $74.5 million available to repurchase under the program.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2023, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the Consolidated Appropriations Act of 2021 provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption will be fully reflected in regulatory capital on January 1, 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of June 30, 2023 and December 31, 2022 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,966,232	13.48%	$1,532,009	10.50%	N/A	N/A
First Merchants Bank	1,883,905	12.91	1,532,708	10.50	$1,459,722	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,639,994	11.24%	$1,240,198	8.50%	N/A	N/A
First Merchants Bank	1,700,604	11.65	1,240,763	8.50	$1,167,777	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,614,994	11.07%	$1,021,339	7.00%	N/A	N/A
First Merchants Bank	1,700,604	11.65	1,021,805	7.00	$948,819	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,639,994	9.40%	$697,890	4.00%	N/A	N/A
First Merchants Bank	1,700,604	9.75	697,352	4.00	$871,690	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,882,254	13.08%	$1,511,230	10.50%	N/A	N/A
First Merchants Bank	1,822,296	12.65	1,513,064	10.50	$1,441,014	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,558,281	10.83%	$1,223,377	8.50%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,224,862	8.50	$1,152,811	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,533,281	10.65%	$1,007,487	7.00%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,008,710	7.00	$936,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,558,281	9.10%	$684,758	4.00%	N/A	N/A
First Merchants Bank	1,641,210	9.60	683,680	4.00	$854,600	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk-weight for purposes of determining risk-weighted assets and the CET1, tier 1 and total risk-based capital ratios. At June 30, 2023 and December 31, 2022, risk-weighted assets included $3.4 million and $4.7 million, respectively, of PPP loans at a zero risk weight.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,145,565	$2,207,787	$2,034,770	$2,119,316
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	217,964	215,908	239,151	237,094
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(734,666)	(734,219)	(738,206)	(737,758)
Add: Modified CECL Transition Amount	11,514	11,514	23,028	23,028
Less: Disallowed Deferred Tax Assets	(258)	(261)	(337)	(345)
Total Tier 1 Capital (Regulatory)	1,639,994	1,700,604	1,558,281	1,641,210
Qualifying Subordinated Debentures	143,132	—	143,103	—
Allowance for Loan Losses Includible in Tier 2 Capital	183,106	183,301	180,870	181,086
Total Risk-Based Capital (Regulatory)	$1,966,232	$1,883,905	$1,882,254	$1,822,296

Net Risk-Weighted Assets (Regulatory)	$14,590,561	$14,597,216	$14,392,671	$14,410,136
Average Assets (Regulatory)	$17,447,239	$17,433,800	$17,118,953	$17,092,008

Total Risk-Based Capital Ratio (Regulatory)	13.48%	12.91%	13.08%	12.65%
Tier 1 Capital to Risk-Weighted Assets	11.24%	11.65%	10.83%	11.39%
Tier 1 Capital to Average Assets	9.40%	9.75%	9.10%	9.60%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,639,994	$1,700,604	$1,558,281	$1,641,210
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,614,994	$1,700,604	$1,533,281	$1,641,210

Net Risk-Weighted Assets (Regulatory)	$14,590,561	$14,597,216	$14,392,671	$14,410,136
CET1 Capital Ratio (Regulatory)	11.07%	11.65%	10.65%	11.39%

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 7.99 percent at June 30, 2023, and 7.34 percent at December 31, 2022. The increase in tangible common equity and tangible assets is primarily due to the increase in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2022, the available for sale portfolio had a net unrealized loss of $296.7 million compared to a net unrealized loss of $269.8 million at June 30, 2023. This increase in value is due to interest rate changes and not due to credit quality. The additional increase in tangible equity at June 30, 2023 compared to December 31, 2022 is due to the addition of six months of 2023 operating results less stockholder dividends.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at June 30, 2023 and December 31, 2022.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at June 30, 2023 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$806,637	$2,368,015	$356,743	$3,531,395
Agricultural land, production and other loans to farmers	66,452	35,695	127,856	230,003
Real estate loans:
Construction	385,037	431,874	133,007	949,918
Commercial real estate, non-owner occupied	346,835	942,809	1,090,175	2,379,819
Commercial real estate, owner occupied	81,784	589,243	508,712	1,179,739
Residential	23,285	127,328	2,097,860	2,248,473
Home Equity	22,663	42,218	549,485	614,366
Individuals' loans for household and other personal expenditures	19,575	98,585	54,736	172,896
Public finance and other commercial loans	19,579	44,859	899,186	963,624
Total	$1,771,847	$4,680,626	$5,817,760	$12,270,233

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$30,225	$340,421	$188,545	$559,191
Agricultural land, production and other loans to farmers	9,813	26,813	13,450	50,076
Real estate loans:
Construction	27,110	31,820	82,990	141,920
Commercial real estate, non-owner occupied	135,449	445,007	195,040	775,496
Commercial real estate, owner occupied	47,657	388,895	152,285	588,837
Residential	13,871	111,345	885,716	1,010,932
Home Equity	6,742	9,811	10,071	26,624
Individuals' loans for household and other personal expenditures	2,331	77,170	24,632	104,133
Public finance and other commercial loans	3,297	31,065	868,264	902,626
Total loans with fixed interest rates	$276,495	$1,462,347	$2,420,993	$4,159,835

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$776,412	$2,027,594	$168,198	$2,972,204
Agricultural land, production and other loans to farmers	56,639	8,882	114,406	179,927
Real estate loans:
Construction	357,927	400,054	50,017	807,998
Commercial real estate, non-owner occupied	211,386	497,802	895,135	1,604,323
Commercial real estate, owner occupied	34,127	200,348	356,427	590,902
Residential	9,414	15,983	1,212,144	1,237,541
Home Equity	15,921	32,407	539,414	587,742
Individuals' loans for household and other personal expenditures	17,244	21,415	30,104	68,763
Public finance and other commercial loans	16,282	13,794	30,922	60,998
Total loans with variable interest rates	$1,495,352	$3,218,279	$3,396,767	$8,110,398

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

At June 30, 2023, non-performing loans totaled $69.2 million, an increase of $26.7 million from December 31, 2022. Non-accrual loans totaled $69.2 million at June 30, 2023, an increase of $26.9 million from December 31, 2022, which was primarily in the commercial and industrial loan portfolio. The largest increase in non-accruals related to a $15.9 million commercial and industrial loan. The Corporation was informed of a potential fraud related to this loan and put the loan in non-accrual status during the second quarter of 2023. The Corporation is evaluating its collateral position and is unable to determine the extent of loss of principal and interest at this time.

Other real estate owned and repossessions, totaling $7.7 million at June 30, 2023, increased $1.3 million from December 31, 2022. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Non-Performing Assets:
Non-accrual loans	$69,240	$42,324
Renegotiated loans	—	224
Non-performing loans (NPL)	69,240	42,548
OREO and Repossessions	7,685	6,431
Non-performing assets (NPA)	76,925	48,979
Loans 90-days or more delinquent and still accruing	428	1,737
NPAs and loans 90-days or more delinquent	$77,353	$50,716

The composition of non-performing assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Non-performing assets and loans 90-days or more delinquent:
Commercial and industrial loans	$35,034	$4,439
Agricultural land, production and other loans to farmers	62	54
Real estate loans:
Construction	305	12
Commercial real estate, non-owner occupied	17,992	25,494
Commercial real estate, owner occupied	2,923	3,550
Residential	16,766	14,315
Home equity	4,137	2,742
Individuals' loans for household and other personal expenditures	134	110
Non-performing assets and loans 90-days or more delinquent:	$77,353	$50,716

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan balances, excluding loans held for sale, increased $266.3 million from December 31, 2022 to $12.3 billion at June 30, 2023. At June 30, 2023, the allowance for credit losses totaled $221.1 million, which represents a decrease of $2.1 million from December 31, 2022. As a percentage of loans, the allowance for credit losses was 1.80 percent at June 30, 2023 compared to 1.86 percent at December 31, 2022.

There was no provision for credit losses for the three and six months ended June 30, 2023. There was $16.8 million in provision for credit losses for the three and six months ended June 30, 2022. Net charge-offs totaling $1.9 million and $2.1 million, respectively, were recognized for the three and six months ended June 30, 2023. Net charge-offs totaling $263,000 were recognized for the three months ended June 30, 2022. Net recoveries totaling $324,000 were recognized for the six months ended June 30, 2022.

For the three and six months ended June 30, 2023, there were no individual charge-offs or recoveries greater than $500,000. For the three months ended June 30, 2022, there were no individual charge-offs or recoveries greater than $500,000. For the six months ended June 30, 2022, there were no individual charge-offs greater than $500,000. For the six months ended June 30, 2022, there was one individual recovery greater than $500,000, that totaled $692,000. The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2023 and 2022 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Net charge-offs (recoveries):
Commercial and industrial loans	$570	$142	$283	$14
Agricultural land, production and other loans to farmers	—	(1)	—	(4)
Real estate loans:
Commercial real estate, non-owner occupied	—	(17)	(44)	103
Commercial real estate, owner occupied	—	(184)	(8)	(889)
Residential	51	(23)	81	22
Home equity	1,129	38	1,312	(29)
Individuals' loans for household and other personal expenditures	155	308	506	459
Total net charge-offs (recoveries)	$1,905	$263	$2,130	$(324)

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on non-performing loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The allowance for credit losses remains robust, along with $26.9 million of fair value accretion remaining on the acquired portfolio. The Corporation continues to monitor economic forecast changes, loan growth and credit quality to determine provision needs in the future.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.7 billion at June 30, 2023, a decrease of $325.3 million, or 16.5 percent, from December 31, 2022.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $11.8 million at June 30, 2023. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At June 30, 2023, total borrowings from the FHLB were $723.5 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at June 30, 2023 was $721.1 million.

In March 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”). The BTFP is a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of June 30, 2023, the Bank has no outstanding balance from the BTFP facility.

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

The following table presents the Corporation's material cash requirements from known contractual and other obligations at June 30, 2023:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,575,710	$—	$12,575,710
Certificates and other time deposits	1,789,500	215,945	2,005,445
Securities sold under repurchase agreements	152,472	—	152,472
Federal Home Loan Bank advances	135,096	588,384	723,480
Federal Funds Purchased	—	—	—
Subordinated debentures and term loans	1,180	150,145	151,325
Total	$14,653,958	$954,474	$15,608,432

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

Summarized credit-related financial instruments at June 30, 2023 are as follows:

(Dollars in Thousands)	June 30, 2023
Amounts of commitments:
Loan commitments to extend credit	$5,036,010
Standby and commercial letters of credit	41,498
$5,077,508

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2023, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2023 and December 31, 2022, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2023 and December 31, 2022. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2023	December 31, 2022
Rising 200 basis points from base case	2.1%	2.8%
Falling 100 basis points from base case	(1.4)%	(2.3)%

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April, 2023	—	$—	—	2,686,898
May, 2023	—	$—	—	2,686,898
June, 2023	—	$—	—	2,686,898
Total	—		—

(1) During the three months ended June 30, 2023, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below.

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

None

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended June 30, 2023, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

First Merchants Corporation
(Registrant)

August 2, 2023	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

August 2, 2023	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)