Form 10-Q
period 2023-09-30
FIRST MERCHANTS CORP
filed 2023-11-01
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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

As of October 26, 2023, there were 59,846,922 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BTFP	Bank Term Funding Program created by the Federal Reserve in March 2023
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
Corporation	First Merchants Corporation
EITF	FASB's Emerging Issues Task Force
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRS	Internal Revenue Service
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and implemented by the SBA to provide small business loans.
PCD	Purchased credit deteriorated loans
RSA	Restricted Stock Awards
SBA	Small Business Administration
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$125,173	$122,594
Interest-bearing deposits	348,639	126,061
Investment securities available for sale	1,500,136	1,976,661
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,741,225 and $1,907,865)	2,213,588	2,287,127
Loans held for sale	30,972	9,094
Loans	12,271,422	12,003,894
Less: Allowance for credit losses - loans	(205,782)	(223,277)
Net loans	12,065,640	11,780,617
Premises and equipment	132,441	117,118
Federal Home Loan Bank stock	41,797	38,525
Interest receivable	90,011	85,070
Goodwill	712,002	712,002
Other intangibles	29,281	35,842
Cash surrender value of life insurance	306,106	308,311
Other real estate owned	6,480	6,431
Tax asset, deferred and receivable	135,521	111,222
Other assets	258,861	221,631
TOTAL ASSETS	$17,996,648	$17,938,306
LIABILITIES
Deposits:
Noninterest-bearing	$2,554,984	$3,173,417
Interest-bearing	12,091,592	11,209,328
Total Deposits	14,646,576	14,382,745
Borrowings:
Federal funds purchased	—	171,560
Securities sold under repurchase agreements	152,537	167,413
Federal Home Loan Bank advances	713,384	823,674
Subordinated debentures and other borrowings	158,665	151,298
Total Borrowings	1,024,586	1,313,945
Interest payable	16,473	7,530
Other liabilities	216,369	199,316
Total Liabilities	15,904,004	15,903,536
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 59,398,022 and 59,170,583 shares	7,425	7,396
Additional paid-in capital	1,234,402	1,228,626
Retained earnings	1,132,962	1,012,774
Accumulated other comprehensive loss	(307,270)	(239,151)
Total Stockholders' Equity	2,092,644	2,034,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,996,648	$17,938,306

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans receivable:
Taxable	$191,705	$128,504	$550,314	$314,366
Tax exempt	8,288	6,500	23,757	18,194
Investment securities:
Taxable	8,590	10,055	26,563	28,937
Tax exempt	13,947	17,261	44,296	50,348
Deposits with financial institutions	5,884	704	9,685	1,544
Federal Home Loan Bank stock	719	314	2,281	635
Total Interest Income	229,133	163,338	656,896	414,024
INTEREST EXPENSE
Deposits	85,551	16,644	209,437	29,423
Federal funds purchased	—	418	1,420	494
Securities sold under repurchase agreements	797	372	2,624	595
Federal Home Loan Bank advances	6,896	3,493	20,775	6,485
Subordinated debentures and other borrowings	2,506	2,105	7,303	5,780
Total Interest Expense	95,750	23,032	241,559	42,777
NET INTEREST INCOME	133,383	140,306	415,337	371,247
Provision for credit losses	2,000	—	2,000	16,755
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	131,383	140,306	413,337	354,492
NONINTEREST INCOME
Service charges on deposit accounts	7,975	7,165	23,147	21,274
Fiduciary and wealth management fees	7,394	7,221	22,653	22,187
Card payment fees	4,716	4,776	14,425	15,674
Net gains and fees on sales of loans	5,517	2,543	11,548	7,968
Derivative hedge fees	516	700	2,336	3,062
Other customer fees	384	501	1,643	1,573
Increase in cash surrender value of life insurance	1,210	1,376	3,813	3,831
Gains on life insurance benefits	551	5,279	1,332	5,828
Net realized gains (losses) on sales of available for sale securities	(1,650)	481	(4,613)	1,137
Other income (loss)	1,229	(425)	2,874	1,257
Total Noninterest Income	27,842	29,617	79,158	83,791
NONINTEREST EXPENSES
Salaries and employee benefits	55,566	56,002	167,778	154,562
Net occupancy	6,837	6,738	20,770	19,573
Equipment	5,698	5,997	18,005	17,797
Marketing	2,369	2,401	4,780	4,551
Outside data processing fees	6,573	6,827	19,290	16,071
Printing and office supplies	333	472	1,150	1,198
Intangible asset amortization	2,182	2,303	6,561	5,972
FDIC assessments	2,981	2,824	7,117	7,940
Other real estate owned and foreclosure expenses	677	328	1,575	626
Professional and other outside services	3,833	4,461	12,191	17,681
Other expenses	6,805	8,025	20,950	20,045
Total Noninterest Expenses	93,854	96,378	280,167	266,016
INCOME BEFORE INCOME TAX	65,371	73,545	212,328	172,267
Income tax expense	9,005	9,793	31,021	20,938
NET INCOME	56,366	63,752	181,307	151,329
Preferred stock dividends	468	469	1,406	938
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$55,898	$63,283	$179,901	$150,391
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.95	$1.08	$3.04	$2.63
Diluted Net Income Available to Common Stockholders	$0.94	$1.08	$3.03	$2.62
Cash Dividends Paid	$0.34	$0.32	$1.00	$0.93
Average Diluted Common Shares Outstanding (in thousands)	59,503	59,339	59,465	57,468

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$56,366	$63,752	$181,307	$151,329
Other comprehensive income/( loss):
Unrealized loss on securities available-for-sale:
Unrealized holding loss arising during the period	(114,630)	(145,935)	(90,675)	(467,210)
Reclassification adjustment for losses/(gains) included in net income	1,650	(481)	4,613	(1,137)
Tax effect	23,726	30,747	18,073	98,353
Net of tax	(89,254)	(115,669)	(67,989)	(369,994)

Unrealized gain/(loss) on cash flow hedges:
Unrealized holding gain/(loss) arising during the period	(66)	94	(179)	507
Reclassification adjustment for losses/(gains) included in net income	—	78	15	496
Tax effect	14	(36)	34	(211)
Net of tax	(52)	136	(130)	792
Total other comprehensive income/(loss), net of tax	(89,306)	(115,533)	(68,119)	(369,202)
Comprehensive income/(loss)	$(32,940)	$(51,781)	$113,188	$(217,873)

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2023	125	$125	10,000	$25,000	59,297,148	$7,412	$1,233,593	$1,097,399	$(217,964)	$2,145,565
Comprehensive loss:
Net income	—	—	—	—	—	—	—	56,366	—	56,366
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(89,306)	(89,306)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(468)	—	(468)
Cash dividends on common stock ($0.34 per share)	—	—	—	—	—	—	—	(20,335)	—	(20,335)
Share-based compensation	—	—	—	—	114,435	14	1,346	—	—	1,360
Stock issued under employee benefit plans	—	—	—	—	8,226	1	209	—	—	210
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	18,524	3	536	—	—	539
Restricted shares withheld for taxes	—	—	—	—	(40,311)	(5)	(1,282)	—	—	(1,287)
Balances, September 30, 2023	125	$125	10,000	$25,000	59,398,022	$7,425	$1,234,402	$1,132,962	$(307,270)	$2,092,644

	Three Months Ended September 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2022	125	$125	10,000	25,000	59,059,866	$7,383	$1,226,378	$917,311	$(198,556)	$1,977,641
Comprehensive loss:
Net income	—	—	—	—	—	—	—	63,752	—	63,752
Other comprehensive loss net of tax	—	—	—	—	—	—	—	—	(115,533)	(115,533)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.32 per share)	—	—	—	—	—	—	—	(19,052)	—	(19,052)
Share-based compensation	—	—	—	—	105,409	13	1,173	—	—	1,186
Stock issued under employee benefit plans	—	—	—	—	6,017	1	202	—	—	203
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	12,769	2	526	—	—	528
Restricted shares withheld for taxes	—	—	—	—	(38,647)	(6)	(1,584)	—	—	(1,590)
Balances, September 30, 2022	125	$125	10,000	$25,000	59,145,414	$7,393	$1,226,695	$961,542	$(314,089)	$1,906,666

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	181,307	—	181,307
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(68,119)	(68,119)
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.00 per share)	—	—	—	—	—	—	—	(59,713)	—	(59,713)
Share-based compensation	—	—	—	—	129,092	16	3,776	—	—	3,792
Stock issued under employee benefit plans	—	—	—	—	21,661	3	587	—	—	590
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	52,061	7	1,596	—	—	1,603
Stock options exercised	—	—	—	—	65,025	8	1,102	—	—	1,110
Restricted shares withheld for taxes	—	—	—	—	(40,400)	(5)	(1,285)	—	—	(1,290)
Balances, September 30, 2023	125	$125	10,000	$25,000	59,398,022	$7,425	$1,234,402	$1,132,962	$(307,270)	$2,092,644

	Nine Months Ended September 30, 2022
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2021	125	$125	—	$—	53,410,411	$6,676	$985,818	$864,839	$55,113	1,912,571
Comprehensive loss:
Net income	—	—	—	—	—	—	—	151,329	—	151,329
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(369,202)	(369,202)
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.93 per share)	—	—	—	—	—	—	—	(53,688)	—	(53,688)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	112,443	14	3,416	—	—	3,430
Stock issued under employee benefit plans	—	—	—	—	15,072	2	518	—	—	520
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	37,693	5	1,531	—	—	1,536
Stock options exercised	—	—	—	—	20,095	3	333	—	—	336
Restricted shares withheld for taxes	—	—	—	—	(39,262)	(6)	(1,611)	—	—	(1,617)
Balances, September 30, 2022	125	$125	10,000	$25,000	59,145,414	$7,393	$1,226,695	$961,542	$(314,089)	$1,906,666

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flow From Operating Activities:
Net income	$181,307	$151,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,000	16,755
Depreciation and amortization	8,666	8,802
Change in deferred taxes	3,957	2,676
Share-based compensation	3,792	3,430
Loans originated for sale	(567,626)	(178,972)
Proceeds from sales of loans held for sale	551,613	176,567
Gains on sales of loans held for sale	(5,865)	(3,851)
Net (gains) losses on sales of securities available for sale	4,613	(1,137)
Increase in cash surrender value of life insurance	(3,813)	(3,831)
Gains on life insurance benefits	(1,332)	(5,828)
Change in interest receivable	(4,941)	(7,230)
Change in interest payable	8,943	1,144
Other adjustments	(8,616)	(15,170)
Net cash provided by operating activities	172,698	144,684
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(222,578)	294,561
Purchases of:
Securities available for sale	(12,543)	(450,168)
Securities held to maturity	(5,653)	(288,094)
Proceeds from sales of securities available for sale	347,318	524,688
Proceeds from maturities of:
Securities available for sale	44,925	181,997
Securities held to maturity	76,427	127,582
Change in Federal Home Loan Bank stock	(3,272)	2,368
Net change in loans	(404,833)	(803,746)
Net cash and cash equivalents received (paid) in acquisition	—	137,780
Proceeds from the sale of other real estate owned	1,175	495
Proceeds from life insurance benefits	7,350	23,911
Proceeds from commercial portfolio loan sale	112,124	—
Other adjustments	(27,215)	(9,003)
Net cash used in investing activities	(86,775)	(257,629)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(581,735)	(29,993)
Certificates of deposit and other time deposits	845,566	(198,549)
Borrowings	754,229	913,330
Repayment of borrowings	(1,043,588)	(567,223)
Cash dividends on preferred stock	(1,406)	(938)
Cash dividends on common stock	(59,713)	(53,688)
Stock issued under employee benefit plans	590	520
Stock issued under dividend reinvestment and stock purchase plans	1,603	1,536
Stock options exercised	1,110	336
Net cash provided (used) by financing activities	(83,344)	65,331
Net Change in Cash and Cash Equivalents	2,579	(47,614)
Cash and Cash Equivalents, January 1	122,594	167,146
Cash and Cash Equivalents, September 30	$125,173	$119,532
Additional cash flow information:
Interest paid	$232,616	$40,568
Income tax paid	32,741	12,102
Loans transferred to other real estate owned	1,224	6,418
Fixed assets transferred to other real estate owned	3,226	1,398
Non-cash investing activities using trade date accounting	4,462	41,106
ROU assets obtained in exchange for new operating lease liabilities	1,630	9,081

In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$2,510,576
Cash paid in acquisition	—	(79,324)
Less: Common stock issued	—	237,389
Less: Preferred stock issued	—	25,000
Liabilities assumed	$—	$2,168,863
See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2022, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

NOTE 3

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of September 30, 2023 and December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2023
U.S. Treasury	$1,737	$—	$24	$1,713
U.S. Government-sponsored agency securities	114,414	—	20,829	93,585
State and municipal	1,217,293	—	244,237	973,056
U.S. Government-sponsored mortgage-backed securities	536,530	—	116,567	419,963
Corporate obligations	12,960	—	1,141	11,819
Total available for sale	$1,882,934	$—	$382,798	$1,500,136

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
U.S. Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of September 30, 2023 and December 31, 2022.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2023
U.S. Government-sponsored agency securities	$378,706	$—	$378,706	$—	$78,882	$299,824
State and municipal	1,107,325	245	1,107,080	14	258,536	848,803
U.S. Government-sponsored mortgage-backed securities	726,302	—	726,302	—	135,163	591,139
Foreign investment	1,500	—	1,500	—	41	1,459
Total held to maturity	$2,213,833	$245	$2,213,588	$14	$472,622	$1,741,225

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

Accrued interest on investment securities available for sale and held to maturity at September 30, 2023 and December 31, 2022 of $23.2 million and $29.5 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of September 30, 2023, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of September 30, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at September 30, 2023, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$114,709	$70,585	$185,294
Aa1	153,408	—	153,408
Aa2	181,369	—	181,369
Aa3	133,499	—	133,499
A1	131,310	—	131,310
A2	10,172	—	10,172
A3	10,125	—	10,125
Non-rated	372,733	1,035,923	1,408,656
Total	$1,107,325	$1,106,508	$2,213,833

The following tables summarize, as of September 30, 2023 and December 31, 2022, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at September 30, 2023
U.S. Treasury	$397	$1	$1,316	$23	$1,713	$24
U.S. Government-sponsored agency securities	796	3	92,789	20,826	93,585	20,829
State and municipal	86,964	10,369	886,092	233,868	973,056	244,237
U.S. Government-sponsored mortgage-backed securities	11,273	453	408,686	116,114	419,959	116,567
Corporate obligations	—	—	11,788	1,141	11,788	1,141
Total investment securities available for sale	$99,430	$10,826	$1,400,671	$371,972	$1,500,101	$382,798

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2022
U.S. Treasury	$2,459	$42	$—	$—	$2,459	$42
U.S. Government-sponsored agency securities	48,940	4,973	53,022	12,219	101,962	17,192
State and municipal	1,177,104	150,096	108,652	28,630	1,285,756	178,726
U.S. Government-sponsored mortgage-backed securities	182,700	16,910	325,455	83,448	508,155	100,358
Corporate obligations	12,176	807	—	—	12,176	807
Total investment securities available for sale	$1,423,379	$172,828	$487,129	$124,297	$1,910,508	$297,125

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at September 30, 2023
U.S. Treasury	$24	3
U.S. Government-sponsored agency securities	20,829	16
State and municipal	244,237	743
U.S. Government-sponsored mortgage-backed securities	116,567	164
Corporate obligations	1,141	10
Total investment securities available for sale	$382,798	936

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2022
U.S. Treasury	$42	5
U.S. Government-sponsored agency securities	17,192	16
State and municipal	178,726	946
U.S. Government-sponsored mortgage-backed securities	100,358	177
Corporate obligations	807	10
Total investment securities available for sale	$297,125	1,154

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

	September 30, 2023	December 31, 2022
Investments available for sale reported at less than historical cost:
Historical cost	$1,882,899	$2,207,633
Fair value	1,500,101	1,910,508
Gross unrealized losses	$382,798	$297,125
Percent of the Corporation's investments available for sale	99.99%	96.65%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2023 and December 31, 2022, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2023
Due in one year or less	$3,403	$3,356	$9,422	$9,397
Due after one through five years	27,736	25,266	116,894	106,277
Due after five through ten years	127,442	110,668	134,603	117,134
Due after ten years	1,187,823	940,883	1,226,612	917,278
	1,346,404	1,080,173	1,487,531	1,150,086
U.S. Government-sponsored mortgage-backed securities	536,530	419,963	726,302	591,139
Total investment securities	$1,882,934	$1,500,136	$2,213,833	$1,741,225

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2022
Due in one year or less	$2,822	$2,809	$13,697	$13,749
Due after one through five years	11,694	11,265	80,697	76,453
Due after five through ten years	169,729	161,211	147,078	135,027
Due after ten years	1,480,472	1,293,103	1,269,826	1,020,477
	1,664,717	1,468,388	1,511,298	1,245,706
U.S. Government-sponsored mortgage-backed securities	608,630	508,273	776,074	662,159
Total investment securities	$2,273,347	$1,976,661	$2,287,372	$1,907,865

Securities with a carrying value of approximately $1.7 billion and $941.3 million were pledged at September 30, 2023 and December 31, 2022, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. Pledged securities increased from December 31, 2022 as a result of the Corporation pledging additional securities to the Discount Window at the Federal Reserve Bank to be used as an alternative funding source, if needed.

The book value of securities pledged and available under agreements to repurchase amounted to $187.3 million at September 30, 2023 and $196.7 million at December 31, 2022.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three and nine months ended September 30, 2023 and 2022 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and redemptions of investment securities available for sale:
Gross gains	$—	$495	$759	$1,176
Gross losses	(1,650)	(14)	(5,372)	(39)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(1,650)	$481	$(4,613)	$1,137

NOTE 4

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at September 30, 2023 and December 31, 2022, were $31.0 million and $9.1 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated:

	September 30, 2023	December 31, 2022

Commercial and industrial loans	$3,490,953	$3,437,126
Agricultural land, production and other loans to farmers	233,838	241,793
Real estate loans:
Construction	1,022,261	835,582
Commercial real estate, non-owner occupied	2,360,596	2,407,475
Commercial real estate, owner occupied	1,153,707	1,246,528
Residential	2,257,385	2,096,655
Home equity	609,352	630,632
Individuals' loans for household and other personal expenditures	176,523	175,211
Public finance and other commercial loans	966,807	932,892
Loans	$12,271,422	$12,003,894

Credit Quality
As part of the ongoing monitoring of the credit quality of the Corporation's loan portfolio, management tracks certain credit quality indicators including trends related to: (i) the level of criticized commercial loans, (ii) net charge-offs, (iii) nonperforming loans, (iv) covenant failures and (v) the general national and local economic conditions.

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

	September 30, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$901,876	$548,276	$296,471	$95,426	$53,498	$49,094	$1,374,146	$50	$3,318,837
Special Mention	9,450	11,955	6,428	5,470	114	897	28,202	—	62,516
Substandard	5,902	20,082	16,554	1,959	4,701	1,655	48,890	—	99,743
Doubtful	908	3,945	—	2,149	—	—	2,855	—	9,857
Total Commercial and industrial loans	918,136	584,258	319,453	105,004	58,313	51,646	1,454,093	50	3,490,953
Current period gross write-offs	13,901	508	400	5,588	76	239	—	—	20,712
Agricultural land, production and other loans to farmers
Pass	22,521	38,866	33,059	32,234	13,819	26,251	65,513	—	232,263
Special Mention	—	266	—	—	—	597	—	—	863
Substandard	34	156	—	458	—	64	—	—	712
Total Agricultural land, production and other loans to farmers	22,555	39,288	33,059	32,692	13,819	26,912	65,513	—	233,838
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate loans:
Construction
Pass	362,578	295,563	266,129	14,325	4,047	2,526	11,577	—	956,745
Special Mention	35,063	424	—	20,846	—	—	—	—	56,333
Substandard	13	3,882	5,288	—	—	—	—	—	9,183
Total Construction	397,654	299,869	271,417	35,171	4,047	2,526	11,577	—	1,022,261
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial real estate, non-owner occupied
Pass	214,579	529,237	533,207	471,278	142,636	225,787	31,615	—	2,148,339
Special Mention	64,871	22,956	7,842	3,641	26,567	32,842	47	—	158,766
Substandard	18,666	9,807	92	22,216	—	2,339	247	—	53,367
Doubtful	—	124	—	—	—	—	—	—	124
Total Commercial real estate, non-owner occupied	298,116	562,124	541,141	497,135	169,203	260,968	31,909	—	2,360,596
Current period gross write-offs	—	2	—	—	—	—	—	—	2
Commercial real estate, owner occupied
Pass	119,212	207,077	270,151	269,190	101,546	87,685	27,327	—	1,082,188
Special Mention	5,178	13,603	9,437	6,053	2,831	5,110	334	—	42,546
Substandard	15,113	1,339	4,228	2,486	17	5,163	627	—	28,973
Total Commercial real estate, owner occupied	139,503	222,019	283,816	277,729	104,394	97,958	28,288	—	1,153,707
Current period gross write-offs	—	—	—	—	2	—	—	—	2
Residential
Pass	332,210	691,941	451,830	372,247	105,548	265,879	4,878	65	2,224,598
Special Mention	1,087	5,304	4,034	1,710	1,578	6,501	2,588	—	22,802
Substandard	357	3,338	2,234	974	528	2,523	31	—	9,985
Total Residential	333,654	700,583	458,098	374,931	107,654	274,903	7,497	65	2,257,385
Current period gross write-offs	—	42	135	3	—	63	—	—	243
Home equity
Pass	9,155	34,784	64,438	11,511	1,162	4,566	472,517	2,065	600,198
Special Mention	120	720	41	1,114	—	168	4,108	371	6,642
Substandard	63	—	599	—	—	93	1,374	383	2,512
Total Home Equity	9,338	35,504	65,078	12,625	1,162	4,827	477,999	2,819	609,352
Current period gross write-offs	—	160	182	149	193	1,422	—	—	2,106
Individuals' loans for household and other personal expenditures
Pass	32,590	52,860	31,275	8,070	2,735	6,572	40,907	597	175,606
Special Mention	29	388	250	34	11	11	193	1	917
Substandard	—	—	—	—	—	—	—	—	—
Total Individuals' loans for household and other personal expenditures	32,619	53,248	31,525	8,104	2,746	6,583	41,100	598	176,523
Current period gross write-offs	98	591	291	77	57	151	—	—	1,265
Public finance and other commercial loans
Pass	61,235	209,069	206,637	157,399	91,705	231,931	8,831	—	966,807
Total Public finance and other commercial loans	61,235	209,069	206,637	157,399	91,705	231,931	8,831	—	966,807
Loans	$2,212,810	$2,705,962	$2,210,224	$1,500,790	$553,043	$958,254	$2,126,807	$3,532	$12,271,422
Total current period gross charge-offs	$13,999	$1,303	$1,008	$5,817	$328	$1,875	$—	$—	$24,330

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $76.3 million as of September 30, 2023 representing a $25.3 million increase from $51.0 million at December 31, 2022. The 30-59 days past due loans decreased $3.2 million from December 31, 2022. The 60-89 days past due loans increased $12.7 million from December 31, 2022 as commercial and industrial, commercial real estate, owner occupied and residential segments increased $2.8 million, $1.2 million and $8.1 million, respectively. The 90 days or more past due loans increased $15.8 million from December 31, 2022 as commercial and industrial, commercial real estate, non-owner occupied and residential segments increased $6.9 million, $5.9 million and $3.1 million, respectively. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated:

	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,474,368	$4,005	$3,224	$9,356	$3,490,953	$12
Agricultural land, production and other loans to farmers	233,811	—	—	27	233,838	—
Real estate loans:
Construction	1,021,537	300	424	—	1,022,261	—
Commercial real estate, non-owner occupied	2,343,002	4,603	1,913	11,078	2,360,596	—
Commercial real estate, owner occupied	1,150,029	2,368	1,225	85	1,153,707	—
Residential	2,227,184	10,884	10,405	8,912	2,257,385	39
Home equity	602,829	2,878	1,325	2,320	609,352	38
Individuals' loans for household and other personal expenditures	175,605	773	145	—	176,523	—
Public finance and other commercial loans	966,774	33	—	—	966,807	—
Loans	$12,195,139	$25,844	$18,661	$31,778	$12,271,422	$89

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,429,314	$4,904	$434	$2,474	$3,437,126	$1,147
Agricultural land, production and other loans to farmers	241,739	—	—	54	241,793	—
Real estate loans:
Construction	832,716	2,436	418	12	835,582	—
Commercial real estate, non-owner occupied	2,395,495	5,946	881	5,153	2,407,475	264
Commercial real estate, owner occupied	1,241,714	4,495	—	319	1,246,528	—
Residential	2,079,959	8,607	2,278	5,811	2,096,655	—
Home equity	624,543	2,206	1,782	2,101	630,632	326
Individuals' loans for household and other personal expenditures	174,629	343	142	97	175,211	—
Public finance and other commercial loans	932,778	114	—	—	932,892	—
Loans	$11,952,887	$29,051	$5,935	$16,021	$12,003,894	$1,737

Loans are reclassified to a nonaccruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated:

	September 30, 2023		December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$14,737	$1,020	$3,292	$481
Agricultural land, production and other loans to farmers	61	—	54	—
Real estate loans:
Construction	724	—	12	—
Commercial real estate, non-owner occupied	11,575	11,293	19,374	280
Commercial real estate, owner occupied	3,125	2,314	3,550	2,784
Residential	20,244	—	13,685	702
Home equity	2,534	—	2,247	—
Individuals' loans for household and other personal expenditures	102	—	110	—
Loans	$53,102	$14,627	$42,324	$4,247

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2023 or 2022.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance decreased $9.5 million, primarily related to a $9.4 million decrease in commercial real estate, non-owner occupied for the nine months ended September 30, 2023. The total related allowance balance increased $3.4 million, primarily related to an increase of $6.2 million in commercial and industrial, offset by a $2.0 million decrease in commercial real estate, non-owner occupied for the nine months ended September 30, 2023.

	September 30, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$39,343	$39,343	$14,542
Real estate loans:
Construction	—	8	—	8	1
Commercial real estate, non-owner occupied	17,145	—	—	17,145	57
Commercial real estate, owner occupied	10,568	—	—	10,568	—
Residential	—	1,464	—	1,464	235
Home equity	—	227	—	227	31
Loans	$27,713	$1,699	$39,343	$68,755	$14,866

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$42,101	$42,101	$8,367
Real estate loans:
Construction	—	10	—	10	1
Commercial real estate, non-owner occupied	26,534	—	—	26,534	2,064
Commercial real estate, owner occupied	6,986	—	—	6,986	776
Residential	—	2,382	—	2,382	260
Home equity	—	289	—	289	44
Loans	$33,520	$2,681	$42,101	$78,302	$11,512

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of the above. The following tables present the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$908	$7,734	$134	$—	0.25%
Real estate loans:
Commercial real estate, non-owner occupied	—	11,823	—	—	0.50%
Commercial real estate, owner occupied	—	6,950	—	—	0.60%
Home equity	—	63	—	—	0.01%
Individuals' loans for household and other personal expenditures	—	—	—	1	—%
Total	$908	$26,570	$134	$1

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$908	$14,822	$239	$—	0.46%
Agricultural land, production and other loans to farmers	—	34	—	—	0.01%
Real estate loans:
Construction	—	13	—	—	—%
Commercial real estate, non-owner occupied	—	11,823	5,942	—	0.75%
Commercial real estate, owner occupied	5,602	8,642	75	—	1.24%
Residential	—	—	—	472	0.02%
Home equity	—	63	—	—	0.01%
Individuals' loans for household and other personal expenditures	—	—	—	1	—%
Total	$6,510	$35,397	$6,256	$473

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $24,000.	Extended loans by a weighted average of 8 months	Reduced the weighted average contractual interest rate from 10.75% to 7.62%. Extended loans by a weighted average of 14 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 11 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 4 months.
Residential				Provided payment deferrals with weighted average delayed amounts of $300. Extended loans by a weighted average of 3 months.
Home equity		Extended loans by a weighted average of 5 months.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $24,000	Extended loans by a weighted average of 8 months.	Reduced the weighted average contractual interest rate from 9.66% to 7.39%. Extended loans by a weighted average of 13 months.
Agricultural land, production and other loans to farmers		Extended loans by a weighted average of 60 months.
Real estate loans:
Construction		Extended loans by a weighted average of 24 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 10 months.	Reduced the weighted average contractual interest rate from 7.81% to 7.40%. Extended loans by a weighted average of 41 months.
Commercial real estate, owner occupied	Provided payment deferrals with weighted average delayed amounts of $4.5 million.	Extended loans by a weighted average of 4 months.	Reduced the weighted average contractual interest rate from 10.25% to 6.61%. Extended loans by a weighted average of 114 months.
Residential				Provided payment deferrals with weighted average delayed amounts $3,400. Extended loans by a weighted average of 3 months.
Home equity		Extended loans by a weighted average of 5 months.		Provided payment deferrals with weighted average delayed amounts $300. Extended loans by a weighted average of 3 months.

The following tables present the amortized cost basis and payment status of loans that were modified during the three and nine months ended September 30, 2023 due to the borrowers experiencing financial difficulty.

	Three Months Ended September 30, 2023
	Payment Status
	Current	30-89 Days Past Due
Commercial and industrial loans	$8,776	$—
Real estate loans:
Commercial real estate, non-owner occupied	11,823	—
Commercial real estate, owner occupied	6,950	—
Home equity	63	—
Individuals' loans for household and other personal expenditures	—	1
Total	$27,612	$1

	Nine Months Ended September 30, 2023
	Payment Status
	Current	30-89 Days Past Due
Commercial and industrial loans	$15,863	$106
Agricultural land, production and other loans to farmers	34	—
Real estate loans:
Construction	13	—
Commercial real estate, non-owner occupied	17,765	—
Commercial real estate, owner occupied	13,157	1,162
Residential	472	—
Home equity	63	—
Individuals' loans for household and other personal expenditures	—	1
Total	$47,367	$1,269

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

The Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors of a borrower such as regulatory, legal and technological considerations, as well as competition. At CECL adoption, the Corporation established certain qualitative factors that were expected to correlate to losses within the loan portfolio. During a scheduled review of qualitative factors in the third quarter of 2023, the Corporation determined there had been no evidence of correlation to losses for the one qualitative factor that included i) changes in experience, ability and depth of lending management and staff; ii) changes in lending policies and procedures; and iii) changes in the quality of the credit review function. The Corporation decided to refine this qualitative factor by separating it into three individual qualitative factors in order to improve our ability to assess risk for the three different factors and enhance our ability to correlate to losses. The Corporation’s evaluation resulted in an insignificant change to the ACL – Loans estimate.

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

The allowance for credit losses decreased $15.4 million and $17.5 million, due to net charge-offs during the three and nine months ended September 30, 2023, respectively. There were two large commercial and industrial loan charge-offs of $13.7 million and $5.4 million in the third quarter of 2023. These charge-offs, along with related specific reserves, materially represent the entire credit risk on the loans that were idiosyncratic in nature and are not indicative of a larger portfolio credit issue. There was $5.0 million in provision for credit losses during the three and nine months ended September 30, 2023. The allowance for credit losses increased $427,000 and $31.3 million for the three and nine months ended September 30, 2022, respectively. The increase for the nine months ended September 30, 2022 was primarily due to $16.6 million of allowance for credit losses on PCD loans acquired in the Level One acquisition established through accounting adjustments on the acquisition date. In addition, $14.0 million was recorded to establish an allowance for credit losses on non-PCD loans acquired in the Level One acquisition. The following tables summarize changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, June 30, 2023	$108,373	$39,157	$30,073	$43,544	$221,147
Provision for credit losses	3,020	4,901	140	(3,061)	5,000
Recoveries on loans	179	—	—	367	546
Loans charged off	(19,833)	—	—	(1,078)	(20,911)
Balances, September 30, 2023	$91,739	$44,058	$30,213	$39,772	$205,782

	Nine Months Ended September 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses	9,460	(2,833)	1,258	(2,885)	5,000
Recoveries on loans	775	56	—	1,004	1,835
Loans charged off	(20,712)	(4)	—	(3,614)	(24,330)
Balances, September 30, 2023	$91,739	$44,058	$30,213	$39,772	$205,782

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

Financial instruments with off-balance sheet risk were as follows:

	September 30, 2023	December 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$5,074,572	$4,950,724
Standby letters of credit	$39,812	$40,784

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The adoption of the CECL methodology for measuring credit losses on January 1, 2021 resulted in an accrual for off-balance sheet commitments of $20.5 million. The Level One acquisition was responsible for an additional $2.8 million of provision for credit losses associated with off-balance sheet commitments, resulting in a total allowance for credit losses on off-balance sheet commitments of $23.3 million. Reserves for unfunded commitments were reduced by $3.0 million for the three and nine months ended September 30, 2023 due to a decline in unfunded commitment balances, resulting in a decrease in the reserve to $20.3 million. This reserve level is deemed appropriate by the Corporation and is reported in Other Liabilities as of September 30, 2023 in the Consolidated Condensed Balance Sheets.

The table below reflects the total allowance for credit losses for the off-balance sheet commitment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at beginning of the period	$23,300	$23,300	$23,300	$20,500
Provision for credit losses - unfunded commitments related to Level One	—	—	—	2,800
Provision for credit losses - unfunded commitments	(3,000)	—	(3,000)	—
Ending balance	$20,300	$23,300	$20,300	$23,300

NOTE 5

GOODWILL

Goodwill is recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The Level One acquisition on April 1, 2022 resulted in $166.6 million of goodwill. Details regarding the Level One acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. There have been no changes in goodwill since December 31, 2022. As such, the balance as of September 30, 2023 was $712.0 million.

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

	September 30, 2023	December 31, 2022
Gross carrying amount	$123,285	$104,643
Other intangibles acquired	—	18,642
Accumulated amortization	(94,004)	(87,443)
Total core deposit and other intangibles	$29,281	$35,842

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two years to ten years. Intangible amortization expenses for each of the three and nine months ended September 30, 2023 were $2.2 million and $6.6 million, respectively. This was compared to the three and nine months ended September 30, 2022 which were $2.3 million and $6.0 million, respectively. Estimated future amortization expense is summarized as follows:

Amortization Expense
2023	$2,183
2024	7,271
2025	6,028
2026	4,910
2027	3,603
After 2027	5,286
$29,281

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2022, the Corporation had one interest rate swap with a notional amount of $10.0 million that was used to hedge the variable cash outflows (SOFR-based) associated with one Federal Home Loan Bank advance. This interest swap matured in the third quarter of 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023, $10.0 million of interest rate swaps were used to hedge the variable cash outflows (SOFR-based) associated with one Federal Home Loan Bank advance. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2023 and 2022, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation doesn't expect to reclassify income (loss) from accumulated other comprehensive loss to interest income.

The following table summarizes the Corporation's derivatives designated as hedges:

	Asset Derivatives				Liability Derivatives
	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps on borrowings	Other Assets	$—	Other Assets	$164	Other Liabilities	$—	Other Liabilities	$—

The amount of gain (loss) recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Rate Products	$(66)	$94	$(179)	$507

The amount of gain (loss) reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Interest rate contracts	Interest Expense	$—	$(78)

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Interest rate contracts	Interest Expense	$(15)	$(496)

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Balance Sheet, as of September 30, 2023, and December 31, 2022.

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,321,737	$113,691	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	66,301	768	14,406	188
Interest rate lock commitments	10,761	82	5,049	32
Included in other assets	$1,398,799	$114,541	$1,204,321	$92,872
Included in other liabilities:
Interest rate swaps	$1,321,737	$113,740	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	14,847	36	4,483	63
Interest rate lock commitments	29,334	238	7,549	55
Included in other liabilities	$1,365,918	$114,014	$1,196,898	$92,770

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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$982	$237
Interest rate lock commitments	Net gains and fees on sales of loans	(100)	(350)
Total net gain/(loss) recognized in income		$882	$(113)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$1,691	$993
Interest rate lock commitments	Net gains and fees on sales of loans	(133)	(235)
Total net gain/(loss) recognized in income		$1,558	$758

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2023, the termination value of derivatives in a net liability position related to these agreements was $105,000, which resulted in no collateral pledged to counterparties as of September 30, 2023. While the Corporation did not breach any of these provisions as of September 30, 2023, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC 820-10 fair value hierarchy in which the fair value measurements fall at September 30, 2023, and December 31, 2022.

		Fair Value Measurements Using:
September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$1,713	$1,713	$—	$—
U.S. Government-sponsored agency securities	93,585	—	93,585	—
State and municipal	973,056	—	969,863	3,193
U.S. Government-sponsored mortgage-backed securities	419,963	—	419,959	4
Corporate obligations	11,819	—	11,788	31
Derivative assets	114,541	—	114,541	—
Derivative liabilities	114,014	—	114,014	—

		Fair Value Measurements Using:
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Treasury	$2,459	$2,459	$—	$—
U.S. Government-sponsored agency securities	101,962	—	101,962	—
State and municipal	1,351,760	—	1,348,356	3,404
U.S. Government-sponsored mortgage-backed securities	508,273	—	508,269	4
Corporate obligations	12,207	—	12,176	31
Derivative assets	93,036	—	93,036	—
Derivative liabilities	92,770	—	92,770	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2023 and 2022.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at beginning of the period	$3,348	$8,630	$3,439	$5,491
Included in other comprehensive income	(30)	29	(28)	(597)
Purchases, issuances and settlements	—	—	—	5,111
Principal payments	(90)	(3,152)	(183)	(4,498)
Ending balance	$3,228	$5,507	$3,228	$5,507

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2023 or December 31, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2023 and 2022.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at September 30, 2023, and December 31, 2022.

		Fair Value Measurements Using
September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$50,607	$—	$—	$50,607
Other real estate owned	362	—	—	362

		Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,290	$—	$—	$55,290

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2023 and December 31, 2022.

September 30, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,193	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	BBB
			Discount rate	4.2% - 5.1%
			Weighted-average coupon	3.3%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$50,607	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	4.8%

Other real estate owned	$362	Appraisals	Discount to reflect current market conditions	0% - 10%
			Weighted-average discount of other real estate owned balance	7.2%

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

Fair Value of Financial Instruments

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022.

		September 30, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$125,173	$125,173	$—	$—	$125,173
Interest-bearing deposits	348,639	348,639	—	—	348,639
Investment securities available for sale	1,500,136	1,713	1,495,195	3,228	1,500,136
Investment securities held to maturity, net	2,213,588	—	1,730,830	10,395	1,741,225
Loans held for sale	30,972	—	30,972	—	30,972
Loans, net	12,065,640	—	—	11,801,546	11,801,546
Federal Home Loan Bank stock	41,797	—	41,797	—	41,797
Derivative assets	114,541	—	114,541	—	114,541
Interest receivable	90,011	—	90,011	—	90,011
Liabilities:
Deposits	$14,646,576	$12,524,202	$2,104,703	$—	14,628,905
Borrowings:
Securities sold under repurchase agreements	152,537	—	152,523	—	152,523
Federal Home Loan Bank advances	713,384	—	695,425	—	695,425
Subordinated debentures and other borrowings	158,665	—	135,847	—	135,847
Derivative liabilities	114,014	—	114,014	—	114,014
Interest payable	16,473	—	16,473	—	16,473

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$122,594	$122,594	$—	$—	$122,594
Interest-bearing deposits	126,061	126,061	—	—	126,061
Investment securities available for sale	1,976,661	2,459	1,970,763	3,439	1,976,661
Investment securities held to maturity, net	2,287,127	—	1,893,271	14,594	1,907,865
Loans held for sale	9,094	—	9,094	—	9,094
Loans, net	11,780,617	—	—	11,156,217	11,156,217
Federal Home Loan Bank stock	38,525	—	38,525	—	38,525
Derivative assets	93,036	—	93,036	—	93,036
Interest receivable	85,070	—	85,070	—	85,070
Liabilities:
Deposits	$14,382,745	$13,105,936	$1,251,017	$—	14,356,953
Borrowings:
Federal funds purchased	171,560	—	171,560	—	171,560
Securities sold under repurchase agreements	167,413	—	167,396	—	167,396
Federal Home Loan Bank advances	823,674	—	615,211	—	615,211
Subordinated debentures and other borrowings	151,298	—	122,102	—	122,102
Derivative liabilities	92,770	—	92,770	—	92,770
Interest payable	7,530	—	7,530	—	7,530

NOTE 9

TRANSFERS ACCOUNTED FOR AS SECURED BORROWINGS

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2023 and December 31, 2022 were:

	September 30, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$152,537	$—	$—	$—	$152,537

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$167,413	$—	$—	$—	$167,413

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of September 30, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive loss before reclassifications	(71,633)	(142)	—	(71,775)
Amounts reclassified from accumulated other comprehensive income	3,644	12	—	3,656
Period change	(67,989)	(130)	—	(68,119)
Balance at September 30, 2023	$(302,484)	$—	$(4,786)	$(307,270)

Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income (loss) before reclassifications	(369,096)	400	—	(368,696)
Amounts reclassified from accumulated other comprehensive income	(898)	392	—	(506)
Period change	(369,994)	792	—	(369,202)
Balance at September 30, 2022	$(310,220)	$132	$(4,001)	$(314,089)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2023 and 2022.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2023	2022	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(1,650)	$481	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	346	(101)	Income tax expense
	$(1,304)	$380

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$(78)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	—	16	Income tax expense
	$—	$(62)

Total reclassifications for the period, net of tax	$(1,304)	$318

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2023	2022	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$(4,613)	$1,137	Other income - net realized gains on sales of available for sale securities
Related income tax benefit (expense)	969	(239)	Income tax expense
	$(3,644)	$898

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(15)	$(496)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	3	104	Income tax expense
	$(12)	$(392)

Total reclassifications for the period, net of tax	$(3,656)	$506

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.2 percent for the nine months ended September 30, 2023, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock and ESPP Options
Pre-tax compensation expense	$35	$15	$80	$64
Income tax expense (benefit)	—	—	(62)	(74)
Stock and ESPP option expense, net of income taxes	$35	$15	$18	$(10)
Restricted Stock Awards
Pre-tax compensation expense	$1,325	$1,171	$3,712	$3,366
Income tax expense (benefit)	(393)	(332)	(906)	(792)
Restricted stock awards expense, net of income taxes	$932	$839	$2,806	$2,574
Total Share-Based Compensation
Pre-tax compensation expense	$1,360	$1,186	$3,792	$3,430
Income tax expense (benefit)	(393)	(332)	(968)	(866)
Total share-based compensation expense, net of income taxes	$967	$854	$2,824	$2,564

The grant date fair value of ESPP options was estimated to be approximately $35,000 at the beginning of the July 1, 2023 quarterly offering period. The ESPP options vested during the three months ending September 30, 2023, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of September 30, 2023 and changes during the nine months ended September 30, 2023, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	155,100	$18.89
Exercised	(65,025)	$17.07
Outstanding September 30, 2023	90,075	$20.21	2.18	$685,817
Vested and Expected to Vest at September 30, 2023	90,075	$20.21	2.18	$685,817
Exercisable at September 30, 2023	90,075	$20.21	2.18	$685,817

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2023.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $1.4 million and $470,000, respectively. Cash receipts of stock options exercised during the same periods were $1.1 million and $336,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2023	416,705	$36.97
Granted	164,034	$31.67
Vested	(129,092)	$26.87
Forfeited	(1,700)	$35.65
Unvested RSAs at September 30, 2023	449,947	$37.94

As of September 30, 2023, unrecognized compensation expense related to RSAs was $10.4 million and is expected to be recognized over a weighted-average period of 2.0 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2023.

NOTE 12

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$13,728	$15,445	$44,589	$36,176
Tax-exempt interest income	(4,469)	(4,974)	(13,792)	(14,371)
Share-based compensation	(108)	(79)	(172)	(146)
Tax-exempt earnings and gains on life insurance	(369)	(1,397)	(1,080)	(2,026)
Tax credits	(84)	(122)	(249)	(292)
State Income Tax	254	658	1,474	1,177
Other	53	262	251	420
Actual Tax Expense	$9,005	$9,793	$31,021	$20,938

Effective Tax Rate	13.8%	13.3%	14.6%	12.2%

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

The following tables reconcile basic and diluted net income per common share for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023			2022
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$55,898	59,335,877	$0.95	$63,283	59,096,688	$1.08
Effect of potentially dilutive stock options and restricted stock awards		166,648			242,041
Diluted net income per common share	$55,898	59,502,525	$0.94	$63,283	59,338,729	$1.08

	Nine Months Ended September 30,

	2023			2022
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$179,901	59,272,401	$3.04	$150,391	57,200,843	$2.63
Effect of potentially dilutive stock options and restricted stock awards		192,997			266,716
Diluted net income per common share	$179,901	59,465,398	$3.03	$150,391	57,467,559	$2.62

For the three and nine months ended September 30, 2023 and 2022, there were no stock options with an option price greater than the average market price of the common shares.

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
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 118 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the nine months ended September 30, 2023 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

HIGHLIGHTS FOR THE THIRD QUARTER OF 2023

•Net income available to common stockholders for the three months ended September 30, 2023 was $55.9 million compared to $63.3 million for the three months ended September 30, 2022 and $60.4 million for the three months ended June 30, 2023.

•Earnings per fully diluted common share for the third quarter of 2023 totaled $0.94 compared to $1.08 in the third quarter of 2022, and $1.02 in the second quarter of 2023.

•Earnings per fully diluted common share for the third quarter of 2023, excluding income on Paycheck Protection Program (“PPP”) loans and acquisition-related costs of the Level One acquisition, totaled $0.94 compared to $1.12 in the third quarter of 2022 and $1.02 in the second quarter of 2023. These adjusted earnings per share amounts are non-GAAP measures. For reconciliations of GAAP measures to the corresponding non-GAAP measures, see "NON-GAAP FINANCIAL MEASURES" within the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans grew $4.9 million, or 0.2 percent annualized on a linked quarter basis, and $406.0 million, or 4.6 percent annualized since December 31, 2022, when excluding non-relationship based commercial loan sales that occurred during the second quarter of $116.6 million.

•Total deposits increased $65.4 million, or 1.8 percent annualized on a linked quarter basis, and $263.8 million, or 2.4 percent annualized since December 31, 2022.

•Strong liquidity and capital with Common Equity Tier 1 Capital Ratio of 11.26 percent.

•The efficiency ratio totaled 53.91 percent for the quarter.

RESULTS OF OPERATIONS

The Corporation reported third quarter 2023 net income available to common stockholders and diluted earnings per common share of $55.9 million and $0.94 per diluted share, respectively, compared to $63.3 million and $1.08 per diluted share, respectively, during the third quarter of 2022. Net income available to common stockholders and diluted earnings per common share for the nine months ended September 30, 2023 was $179.9 million and $3.03 per diluted share, respectively, compared to $150.4 million and $2.62 per diluted share during the nine months ended September 30, 2022.

Earnings per fully diluted common share for the third quarter of 2023, excluding income on PPP loans and Level One acquisition-related expenses (non-GAAP), totaled $0.94, compared to $1.02 in the second quarter of 2023 and $1.12 in the third quarter of 2022. Earnings per fully diluted common share for the nine months ended September 30, 2023, excluding income from PPP loans and Level One acquisition-related expenses, totaled $3.03 compared to $3.01 for the same period in 2022. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2023, total assets equaled $18.0 billion, an increase from the December 31, 2022 total of $17.9 billion.

Cash and due from banks and interest-bearing deposits increased from December 31, 2022 by a total of $225.2 million, as deposit growth and proceeds from investment securities principal and interest cashflows in addition to sales were held in cash for liquidity purposes. Total investment securities decreased $550.1 million from December 31, 2022, primarily due to the sales of $347.3 million of investment securities during the first nine months of 2023. Scheduled paydowns and maturities of investment securities of $121.4 million and an increase of $86.1 million in unrealized losses in the available for sale portfolio during the first nine months of 2023 contributed to the decrease since December 31, 2022. While not reflected in the balance sheet, the unrealized loss in the held to maturity portfolio also increased during the nine months ended September 30, 2023 by $93.1 million. Currently, the Corporation is not reinvesting cashflows into the investment securities portfolio, but rather using the liquidity to fund current and future loan growth and paydown borrowings. The investment portfolio as a percentage of total assets was 20.6 percent at September 30, 2023, which is down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's total loan portfolio grew $406.0 million, or 4.6 percent on an annualized basis, since December 31, 2022, after excluding non-relationship based commercial loan sales that occurred in the second quarter of $116.6 million. The composition of the loan portfolio is 75.2 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 28.4 percent and 19.2 percent of the total loan portfolio, respectively. The loan classes that experienced the largest increases from December 31, 2022 were construction real estate, residential real estate, and commercial and industrial loans. Commercial real estate, owner occupied, commercial real estate, non-owner occupied, and home equity loans were the largest loan classes that experienced a decrease from December 31, 2022. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans ("ACL - loans") totaled $205.8 million as of September 30, 2023 and equaled 1.67 percent of total loans, compared to $223.3 million and 1.86 percent of total loans at December 31, 2022.  The ACL - loans decreased $15.4 million since June 30, 2023, primarily as a result of net charge-offs in the third quarter of 2023 of $20.4 million, as compared to net recoveries of $427,000 in the third quarter of 2022. Loan charge-offs, net of recoveries, for the quarter were primarily due to the charge-off of a previously reported nonaccrual loan to a syndicated specialty finance company resulting from alleged fraud that impacted our borrower's ability to repay. The effect of the third quarter charge-offs on the ACL- loans was offset by provision expense on loans of $5.0 million in the third quarter of 2023. Reserves for unfunded commitments were reduced by $3.0 million, resulting in a net provision expense of $2.0 million in the third quarter of 2023, as compared to no provision expense in the same period of 2022. The ACL - loans decreased $17.5 million since December 31, 2022, primarily as a result of net charge-offs during the nine months ended September 30, 2023 of $22.5 million, as compared to net recoveries of $751,000 during the same period in 2022. The Corporation recognized provision expense on loans of $5 million, less a $3 million reduction in the reserve for unfunded commitments, which resulted in a net provision expense of $2.0 million during the first nine months of 2023. The Corporation recognized provision expense of $16.8 million for the nine months ended September 30, 2022 as part of the Level One acquisition. Nonaccrual loans at September 30, 2023 were $53.1 million and decreased $16.1 million from June 30, 2023 primarily as a result of the nonaccrual loan that was charged off in the third quarter of 2023. Nonaccrual loans increased $10.8 million since December 31, 2022 and resulted in a coverage ratio at September 30, 2023 of 387.5 percent. The Corporation's reserve for unfunded commitments was $20.3 million at September 30, 2023, compared to $23.3 million at December 31, 2022, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's premises and equipment increased $15.3 million from December 31, 2022 primarily due to the $15.9 million purchase of an Indianapolis regional headquarters building in the third quarter of 2023.

The Corporation's net tax asset, deferred and receivable increased $24.3 million from December 31, 2022. The primary driver was the increase in the net unrealized losses on available for sale securities noted above, which resulted in an $18.1 million increase in the net deferred tax asset.

The Corporation's other assets increased $37.2 million from December 31, 2022. The Corporation's derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) increased $21.5 million and $21.2 million, respectively, from December 31, 2022. The increase in valuations are due to higher notional amounts, higher target fed funds rates, heightened new debt issuances, and the resiliency of economic data, which are all contributing to higher nominal rates and increased forward rate expectations. Additionally, the Corporation's continual investment in community redevelopment funds resulted in an increase of $10.8 million when compared to December 31, 2022.

As of September 30, 2023, total deposits equaled $14.6 billion, an increase of $263.8 million from December 31, 2022, or 2.4 percent on an annualized basis. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.7 percent of the deposit portfolio at September 30, 2023. Noninterest bearing deposits represents 17.4 percent of the deposit portfolio, which is a decline from the peak in the second quarter of 2022 of 23.6 percent. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. The Corporation experienced increases from December 31, 2022 in certificates and other time deposits of $100,000 or more of $538.1 million, other certificates and time deposits of $292.5 million and brokered certificates of deposit of $15.0 million. Demand and savings accounts decreased from December 31, 2022 by $496.8 million and $85.0 million, respectively.

The average account within the deposit portfolio totals only $34,000. Insured deposits totaled 71.5 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 15.0 percent of deposits and the FDIC providing insurance to the remaining 56.5 percent. Only 28.5 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings decreased $289.4 million as of September 30, 2023, compared to December 31, 2022. Federal funds purchased and FHLB advances decreased $171.6 million and $110.3 million, respectively, compared to December 31, 2022 as the Corporation utilized excess liquidity to pay down borrowings in 2023. Additionally, there was a decrease in securities sold under repurchase agreements of $14.9 million when compared to December 31, 2022.

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

ADJUSTED EPS EXCLUDING PAYCHECK PROTECTION PROGRAM ("PPP") AND ACQUISITION RELATED EXPENSES - non-GAAP
(Dollars in thousands, except per share amounts)
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022
Net Income Available to Common Stockholders - GAAP	$55,898	$60,393	$63,283	$179,901	$150,391
Adjustments:
PPP loan income	(8)	(9)	(323)	(42)	(3,098)
Acquisition-related expenses	—	—	3,417	—	16,118
Acquisition-related provision expense	—	—	—	—	16,755
Tax on adjustment	2	2	(759)	10	(7,301)
Adjusted Net Income Available to Common Stockholders - non-GAAP	$55,892	$60,386	$65,618	$179,869	$172,865

Average Diluted Common Shares Outstanding (in thousands)	59,503	59,448	59,339	59,465	57,468

Diluted Earnings Per Common Share - GAAP	$0.94	$1.02	$1.08	$3.03	$2.62
Adjustments:
PPP loan income	—	—	—	—	(0.05)
Acquisition-related expenses	—	—	0.05	—	0.27
Acquisition-related provision expense	—	—	—	—	0.30
Tax on adjustment	—	—	(0.01)	—	(0.13)
Adjusted Diluted Earnings Per Common Share - non-GAAP	$0.94	$1.02	$1.12	$3.03	$3.01

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)
	September 30, 2023	December 31, 2022
Total Stockholders' Equity (GAAP)	$2,092,644	$2,034,770
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(741,283)	(747,844)
Tangible common equity (non-GAAP)	$1,326,236	$1,261,801
Total assets (GAAP)	$17,996,648	$17,938,306
Less: Intangible assets (GAAP)	(741,283)	(747,844)
Tangible assets (non-GAAP)	$17,255,365	$17,190,462
Stockholders' Equity to Assets (GAAP)	11.63%	11.34%
Tangible common equity to tangible assets (non-GAAP)	7.69%	7.34%

Tangible common equity (non-GAAP)	$1,326,236	$1,261,801
Plus: Tax benefit of intangibles (non-GAAP)	6,290	7,702
Tangible common equity, net of tax (non-GAAP)	$1,332,526	$1,269,503
Common Stock outstanding	59,398	59,171
Book Value (GAAP)	$34.81	$33.96
Tangible book value - common (non-GAAP)	$22.43	$21.45

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average goodwill (GAAP)	$712,002	$712,995	$712,002	$657,643
Average other intangibles (GAAP)	30,293	39,580	32,446	35,500
Average deferred tax on other intangibles (GAAP)	(6,508)	(8,505)	(6,972)	(7,436)
Intangible adjustment (non-GAAP)	$735,787	$744,070	$737,476	$685,707
Average stockholders' equity (GAAP)	$2,154,232	$2,018,156	$2,126,005	$1,977,299
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(16,792)
Intangible adjustment (non-GAAP)	(735,787)	(744,070)	(737,476)	(685,707)
Average tangible capital (non-GAAP)	$1,393,320	$1,248,961	$1,363,404	$1,274,800
Average assets (GAAP)	$18,152,239	$17,770,623	$18,115,504	$17,012,930
Intangible adjustment (non-GAAP)	(735,787)	(744,070)	(737,476)	(685,707)
Average tangible assets (non-GAAP)	$17,416,452	$17,026,553	$17,378,028	$16,327,223
Net income available to common stockholders (GAAP)	$55,898	$63,283	$179,901	$150,391
Other intangible amortization, net of tax (GAAP)	1,724	1,819	5,183	4,718
Preferred stock dividend	468	469	1,406	938
Tangible net income available to common stockholders (non-GAAP)	$58,090	$65,571	$186,490	$156,047
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.94	$1.08	$3.03	$2.62
Diluted tangible net income available to common stockholders (non-GAAP)	$0.97	$1.11	$3.11	$2.72
Ratios:
Return on average GAAP capital (ROE)	10.38%	12.54%	11.28%	10.14%
Return on average tangible capital	16.54%	20.85%	18.10%	16.22%
Return on average assets (ROA)	1.24%	1.43%	1.33%	1.19%
Return on average tangible assets	1.33%	1.54%	1.43%	1.27%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 84.0 percent of revenues for the nine months ended September 30, 2023. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

Net interest margin, on an FTE basis, decreased 26 basis points to 3.29 percent for the three months ended September, 30 2023 compared to 3.55 percent for the same period in 2022.

Net interest margin, on an FTE basis, increased 12 basis points to 3.42 percent for the nine months ended September, 30 2023 compared to 3.30 percent for the same period in 2022.

Average Balance Sheet
Average earning assets for the three months and nine months ended September 30, 2023 increased $438.8 million and $1.2 billion, respectively, compared to the same periods in 2022. The increase for the three months ended September 30, 2023 was primarily driven by organic loan growth within the commercial real estate and residential real estate portfolios. The increase for the nine months ended September 30, 2023 was driven by a $1.6 billion increase in loans when compared to the same period in 2022 which was primarily due to the acquisition of Level One on April 1, 2022, coupled with organic loan growth within the commercial real estate and residential real estate portfolios. PPP loans averaged approximately $3.2 million and $3.6 million for the three and nine months ended September 30, 2023, respectively, compared to an average of approximately $19.2 million and $53.1 million for the same periods of 2022.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average interest-bearing deposits due from other banks in the three and nine months ended September 30, 2023 increased $313.5 million and $7.1 million, respectively, as deposit growth and proceeds from investment securities principal and interest cashflows in addition to sales were held in cash for liquidity purposes.

The decline in the average investment securities portfolio in the three and nine months ended September 30, 2023 of $676.9 million and $460.4 million, respectively, when compared to the same periods in 2022 was due to the Corporation not reinvesting cashflows into the investment securities portfolio, but rather using the liquidity to fund current and future loan growth. The investment portfolio as a percentage of total assets was 20.6 percent at September 30, 2023, which is down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix.

Average interest-bearing deposits for the three and nine months ended September 30, 2023 increased $981.7 million and $935.1 million, respectively, compared to the same periods in 2022, with the largest increases in both periods in the certificates and other time deposit portfolio. Additionally, for the nine months ended September 30, 2023, the increase in average interest-bearing deposits was primarily due to the acquisition of Level One on April 1, 2022. Noninterest bearing deposits represents 17.4 percent of the deposit portfolio, which is a decline from the peak in the second quarter of 2022 of 23.6 percent. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. Noninterest bearing deposits act to mitigate deposit yield increases as interest rates rise.

Average borrowings increased $18.3 million and $326.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 as the average balance of FHLB advances increased $123.7 million due to the acquisition of Level One on April 1, 2022, which resulted in an additional $160.0 million of FHLB advances.

Interest Income/Expense and Average Yields
In the third quarter of 2023, FTE asset yields increased 144 basis points compared to the same period in 2022. The increase in interest income, on an FTE basis, of $65.4 million during the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of 525 basis points since March of 2022. The Corporation's loan portfolio is 65.6 percent variable with 37.1 percent of the portfolio repricing within one month and 51.4 percent repricing within three months. Additionally, due to the FOMC interest rate increases in 2023 and 2022, the yields on new and renewed loans increased for the three months ended September 30, 2023 compared to the same period in 2022. The PPP loans originated in 2021 and 2020 were recorded at an interest rate of only 1 percent. The Corporation recognized fee and interest income of $8,000 on PPP loans for the three months ended September 30, 2023, compared to $323,000 in the same period of 2022, which is included in interest income. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $2.0 million, which accounted for 5 basis points of net interest margin in the three months ended September 30, 2023. Comparatively, the Corporation recognized $3.2 million of accretion income for the three months ended September 30, 2022, or 8 basis points of net interest margin.

Interest costs increased 216 basis points, which mitigated the 144 basis point increase in asset yields and resulted in a 72 basis point FTE decrease in net interest spread when compared to the same period in 2022. Interest costs have increased during the quarter and year due to deposit pricing pressure and deposit portfolio mix changes as a result of customers migrating out of noninterest-bearing deposit products into interest-bearing deposit products.

Interest-bearing deposits and borrowing costs for the three months ended September 30, 2023 were 2.83 percent and 3.95 percent, respectively, compared to 0.60 percent and 2.52 percent, respectively, during the same period in 2022. Total cost of funds was 292 basis points for the three months ended September 30, 2023 compared to 76 basis points during the same period in 2022.

In the the nine months ended September, 30 2023, FTE asset yields increased 166 basis points compared to the same period in 2022. The increase in interest income, on an FTE basis, of $242.7 million during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in average earning assets, coupled with the FOMC's interest rate increases of 525 basis points since March of 2022. The PPP loans originated in 2021 and 2020 were recorded at an interest rate of only 1 percent. The Corporation recognized fee and interest income of $41,000 on PPP loans for the nine months ended September 30, 2023, compared to $3.1 million in the same period of 2022, which is included in interest income. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $6.4 million, which accounted for 5 basis points of net interest margin in the nine months ended September 30, 2023. Comparatively, the Corporation recognized $7.4 million of accretion income for the nine months ended September 30, 2022, or 6 basis points of net interest margin.

Interest costs increased 200 basis points, which mitigated the 166 basis point increase in asset yields and resulted in a 34 basis point FTE decrease in net interest spread when compared to the same period in 2022.

Interest-bearing deposits and borrowing costs for the nine months ended September 30, 2023 were 2.37 percent and 3.74 percent, respectively, compared to 0.36 percent and 2.18 percent, respectively, during the same period in 2022. Total cost of funds was 249 basis points for the nine months ended September 30, 2023 compared to 49 basis points during the same period in 2022.

Details regarding the Corporation's acquisition of Level One can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and nine months ended September 30, 2023 and 2022.

(Dollars in Thousands)	Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$502,967	$5,884	4.68%	$190,434	$704	1.48%
Federal Home Loan Bank stock	41,826	719	6.88	38,089	314	3.30
Investment Securities: (1)
Taxable	1,817,219	8,590	1.89	2,091,608	10,055	1.92
Tax-Exempt (2)	2,298,025	17,655	3.07	2,700,580	21,849	3.24
Total Investment Securities	4,115,244	26,245	2.55	4,792,188	31,904	2.66
Loans held for sale	24,227	386	6.37	20,039	266	5.74
Loans: (3)
Commercial	8,456,527	153,993	7.28	8,177,895	103,227	5.05
Real estate mortgage	2,079,067	21,618	4.16	1,666,173	14,701	3.53
Installment	827,318	15,708	7.59	813,112	10,310	5.07
Tax-Exempt (2)	900,493	10,491	4.66	810,984	8,228	4.06
Total Loans	12,287,632	202,196	6.58	11,488,203	136,732	4.76
Total Earning Assets	16,947,669	235,044	5.55%	16,508,914	169,654	4.11%
Total Non-Earning Assets	1,204,570			1,261,709
Total Assets	$18,152,239			$17,770,623
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,425,829	$37,780	2.79%	$5,184,087	$8,723	0.67%
Money market deposits	2,923,798	23,607	3.23	3,096,423	5,390	0.70
Savings deposits	1,641,338	3,844	0.94	1,978,596	1,538	0.31
Certificates and other time deposits	2,106,910	20,320	3.86	857,033	993	0.46
Total Interest-Bearing Deposits	12,097,875	85,551	2.83	11,116,139	16,644	0.60
Borrowings	1,032,180	10,199	3.95	1,013,893	6,388	2.52
Total Interest-Bearing Liabilities	13,130,055	95,750	2.92	12,130,032	23,032	0.76
Noninterest-bearing deposits	2,637,717			3,461,393
Other liabilities	230,235			161,042
Total Liabilities	15,998,007			15,752,467
Stockholders' Equity	2,154,232			2,018,156
Total Liabilities and Stockholders' Equity	$18,152,239	95,750		$17,770,623	23,032
Net Interest Income (FTE)		$139,294			$146,622
Net Interest Spread (FTE) (4)			2.63%			3.35%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.55%			4.11%
Interest Expense / Average Earning Assets			2.26%			0.56%
Net Interest Margin (FTE) (5)			3.29%			3.55%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2023 and 2022. These totals equal $5,911 and $6.316 for the three months ended September 30, 2023 and 2022, respectively.

(3) Nonaccruing loans have been included in the average balances.
(4) Net Interest Spread (FTE) is interest income expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average interest-bearing liabilities.
(5) Net Interest Margin (FTE) is interest income expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average earning assets.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$340,887	$9,685	3.79%	$333,818	$1,544	0.62%
Federal Home Loan Bank stock	41,160	2,281	7.39	34,742	635	2.44
Investment Securities: (1)
Taxable	1,872,267	26,563	1.89	2,079,983	28,937	1.85
Tax-Exempt (2)	2,394,864	56,071	3.12	2,647,547	63,732	3.21
Total Investment Securities	4,267,131	82,634	2.58	4,727,530	92,669	2.61
Loans held for sale	22,398	1,046	6.23	19,020	622	4.36
Loans: (3)
Commercial	8,515,148	444,422	6.96	7,731,591	253,770	4.38
Real estate mortgage	2,008,852	60,354	4.01	1,350,969	35,199	3.47
Installment	833,133	44,492	7.12	765,960	24,775	4.31
Tax-Exempt (2)	885,256	30,072	4.53	780,410	23,030	3.93
Total Loans	12,264,787	580,386	6.31	10,647,950	337,396	4.22
Total Earning Assets	16,913,965	674,986	5.32%	15,744,040	432,244	3.66%
Total Non-Earning Assets	1,201,539			1,268,890
Total Assets	$18,115,504			$17,012,930
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,412,482	$97,016	2.39%	$5,195,249	$15,699	0.40%
Money market deposits	2,812,891	55,868	2.65	2,880,603	8,392	0.39
Savings deposits	1,730,110	10,693	0.82	1,937,761	2,895	0.20
Certificates and other time deposits	1,821,408	45,860	3.36	828,158	2,437	0.39
Total Interest-Bearing Deposits	11,776,891	209,437	2.37	10,841,771	29,423	0.36
Borrowings	1,144,368	32,122	3.74	817,894	13,354	2.18
Total Interest-Bearing Liabilities	12,921,259	241,559	2.49	11,659,665	42,777	0.49
Noninterest-bearing deposits	2,850,557			3,232,925
Other liabilities	217,683			143,041
Total Liabilities	15,989,499			15,035,631
Stockholders' Equity	2,126,005			1,977,299
Total Liabilities and Stockholders' Equity	$18,115,504	241,559		$17,012,930	42,777
Net Interest Income (FTE)		$433,427			$389,467
Net Interest Spread (FTE) (4)			2.83%			3.17%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.32%			3.66%
Interest Expense / Average Earning Assets			1.90%			0.36%
Net Interest Margin (FTE) (5)			3.42%			3.30%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2023 and 2022. These totals equal $18,090 and $18,220 for the nine months ended September 30, 2023 and 2022, respectively.

(3) Nonaccruing loans have been included in the average balances.
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $27.8 million for the third quarter of 2023, a $1.8 million, or 6.0 percent, decrease from the third quarter of 2022. The third quarter of 2023 included $551,000 of gains on life insurance benefits, compared to $5.3 million in the same period of 2022. Additionally, $1.7 million in net losses were realized on the sale of $33.2 million of available for sale securities during the current quarter, compared to $481,000 of net realized gains in the third quarter of 2022.

Offsetting these declines in the three months ended September 30, 2023 was an increase of $3.0 million in net gains and fees on sales of loans and a $1.7 million increase in other income, primarily due to a $1.9 million write-down of an equity investment, when compared to the third quarter of 2022.

During the first nine months of 2023, noninterest income totaled $79.2 million, a $4.6 million, or 5.5 percent, decrease when compared to the same period in 2022. The largest decrease was $4.6 million in net losses realized on the sale of $347.3 million of available for sale securities during the first nine months of 2023, compared to $1.1 million in net realized gains in the first nine months of 2022. Additionally, gains on life insurance benefits decreased $4.5 million in the nine months ended September 30, 2023 compared to the same period in 2022.

Offsetting the declines in the first nine months of 2023 was an increase of $3.6 million in net gains and fees on sales of loans and a $1.6 million increase in other income, primarily due to a $1.9 million write-down of an equity investment, when compared to the same period in 2022. Additionally, service charges were $1.9 million higher in the first nine months of 2023 compared to the first nine months of 2022 primarily due to the Level One acquisition in the second quarter of 2022.

NONINTEREST EXPENSE

Noninterest expense totaled $93.9 million for the third quarter of 2023, a $2.5 million, or 2.6 percent, decrease from the third quarter of 2022. The decrease was primarily due to one-time Level One acquisition related charges of $3.4 million recorded in the third quarter of 2022, for core system processing and conversion expenses of $1.5 million recorded in outside data processing fees and professional and other outside services, $1.2 million recorded in salaries and employee benefits and $368,000 of marketing expenses. In addition, other expenses were $1.2 million less in the third quarter of 2023 than in the same period of 2022, primarily due to higher losses on the sales of former banking center facilities in the third quarter of 2022 and lower customer-related contingent losses and mortgage servicing rights.

Partially offsetting the declines was an increase in other real estate and foreclosure expenses as a result of less credit-related expense recoveries and higher forced-placed insurance expenses.

During the first nine months of 2023, noninterest expense totaled $280.2 million, a $14.2 million, or 5.3 percent, increase when compared to the same period in 2022. The largest increase of $13.2 million was in salaries and employee benefits and resulted from the addition of Level One staff for the entire nine months ended September 30, 2023 as compared to only six months of 2022. In addition, occupancy and equipment expenses from the larger franchise footprint resulted in an increase in expenses in 2023 as compared to the same period in 2022. The Corporation continues to invest in customer-facing digital solutions that contributed to increases in outside data processing expenses of $3.2 million. The increase in other real estate and foreclosure expenses of $949,000, when compared to the first nine months of 2022, was the result of less credit-related expense recoveries and higher forced-placed insurance expenses. The increase in other expenses is primarily due to higher customer-related contingent losses during the first nine months of 2023 as compared to the same period in 2022.

As part of the Level One acquisition, the Corporation recorded acquisition-related costs in the first nine months of 2022, which totaled $16.1 million, of which $7.5 million was in professional and other outside services, $5.7 million was reflected in salaries and employee benefits, and $2.0 million in equipment and outside data processing expenses. The acquisition-related expenses were primarily contract termination charges, core system conversion expenses, transaction advisory services and employee retention bonuses and severance. Additionally, the FDIC assessment decline in 2023 compared to 2022 was primarily due to a one-time FDIC credit of $2.0 million recorded in the first quarter of 2023, offset by increases from growth in the balance sheet and the FDIC rate increase of 2 basis points, which was effective at the beginning of 2023.

Details regarding the Corporation's acquisition of Level One can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

INCOME TAXES

Income tax expense for the third quarter of 2023 was $9.0 million on pre-tax net income of $65.4 million.  For the same period in 2022, income tax expense was $9.8 million on pre-tax income of $73.5 million. The effective income tax rates for the third quarter of 2023 and 2022 were 13.8 percent and 13.3 percent, respectively.

Income tax expense for the nine months ended September 30, 2023 was $31.0 million on pre-tax net income of $212.3 million. For the same period in 2022, income tax expense was $20.9 million on pre-tax net income of $172.3 million. The effective income tax rates for the nine months ended September 30, 2023 and 2022 were 14.6 percent and 12.2 percent, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The higher effective income tax rate for the three and nine months ended September 30, 2023 when compared to the same periods in 2022 was primarily a result of tax-exempt interest income being a smaller portion of pre-tax income in 2023 coupled with 2022 containing higher levels of tax-exempt earnings and gains on life insurance, which are also non-taxable.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. Likewise, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One Series B preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) and $140.64 per share, respectively, equal to $468,000 and $1,406,000, respectively. During the three and nine months ended September 30, 2022, the Corporation declared and paid dividends of $46.88 per share and $93.76 per share, respectively, equal to $469,000 and $938,000, respectively. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during 2022 or the nine months ended September 30, 2023. As of September 30, 2023, the Corporation had approximately 2.7 million shares at an aggregate value of $74.5 million available to repurchase under the program.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2023, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of September 30, 2023 and December 31, 2022 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,005,401	13.66%	$1,541,750	10.50%	N/A	N/A
First Merchants Bank	1,911,504	13.01	1,542,558	10.50	$1,469,103	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,208	11.43%	$1,248,083	8.50%	N/A	N/A
First Merchants Bank	1,727,271	11.76	1,248,738	8.50	$1,175,282	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,653,208	11.26%	$1,027,833	7.00%	N/A	N/A
First Merchants Bank	1,727,271	11.76	1,028,372	7.00	$954,917	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,678,208	9.63%	$697,226	4.00%	N/A	N/A
First Merchants Bank	1,727,271	9.92	696,705	4.00	$870,881	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,882,254	13.08%	$1,511,230	10.50%	N/A	N/A
First Merchants Bank	1,822,296	12.65	1,513,064	10.50	$1,441,014	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,558,281	10.83%	$1,223,377	8.50%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,224,862	8.50	$1,152,811	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,533,281	10.65%	$1,007,487	7.00%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,008,710	7.00	$936,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,558,281	9.10%	$684,758	4.00%	N/A	N/A
First Merchants Bank	1,641,210	9.60	683,680	4.00	$854,600	5.00%

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. The interim final rule, which became effective April 13, 2020, clarified that PPP loans receive a zero percent risk-weight for purposes of determining risk-weighted assets and the CET1, tier 1 and total risk-based capital ratios. At September 30, 2023 and December 31, 2022, risk-weighted assets included $3.0 million and $4.7 million, respectively, of PPP loans at a zero risk weight.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,092,644	$2,143,339	$2,034,770	$2,119,316
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	307,270	305,191	239,151	237,094
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(732,903)	(732,455)	(738,206)	(737,758)
Add: Modified CECL Transition Amount	11,514	11,514	23,028	23,028
Less: Disallowed Deferred Tax Assets	(192)	(193)	(337)	(345)
Total Tier 1 Capital (Regulatory)	1,678,208	1,727,271	1,558,281	1,641,210
Qualifying Subordinated Debentures	143,147	—	143,103	—
Allowance for Loan Losses Includible in Tier 2 Capital	184,046	184,233	180,870	181,086
Total Risk-Based Capital (Regulatory)	$2,005,401	$1,911,504	$1,882,254	$1,822,296

Net Risk-Weighted Assets (Regulatory)	$14,683,329	$14,691,030	$14,392,671	$14,410,136
Average Assets (Regulatory)	$17,430,658	$17,417,618	$17,118,953	$17,092,008

Total Risk-Based Capital Ratio (Regulatory)	13.66%	13.01%	13.08%	12.65%
Tier 1 Capital to Risk-Weighted Assets	11.43%	11.76%	10.83%	11.39%
Tier 1 Capital to Average Assets	9.63%	9.92%	9.10%	9.60%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,678,208	$1,727,271	$1,558,281	$1,641,210
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,653,208	$1,727,271	$1,533,281	$1,641,210

Net Risk-Weighted Assets (Regulatory)	$14,683,329	$14,691,030	$14,392,671	$14,410,136
CET1 Capital Ratio (Regulatory)	11.26%	11.76%	10.65%	11.39%

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 7.69 percent at September 30, 2023, and 7.34 percent at December 31, 2022.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at September 30, 2023 and December 31, 2022.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at September 30, 2023 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$789,625	$2,380,668	$320,660	$3,490,953
Agricultural land, production and other loans to farmers	67,166	36,355	130,317	233,838
Real estate loans:
Construction	362,223	448,083	211,955	1,022,261
Commercial real estate, non-owner occupied	350,269	956,714	1,053,613	2,360,596
Commercial real estate, owner occupied	81,915	584,407	487,385	1,153,707
Residential	21,377	136,774	2,099,234	2,257,385
Home Equity	21,958	39,744	547,650	609,352
Individuals' loans for household and other personal expenditures	23,138	98,730	54,655	176,523
Public finance and other commercial loans	10,093	50,087	906,627	966,807
Total	$1,727,764	$4,731,562	$5,812,096	$12,271,422

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$27,699	$332,511	$180,161	$540,371
Agricultural land, production and other loans to farmers	10,545	26,704	14,613	51,862
Real estate loans:
Construction	5,246	34,040	174,015	213,301
Commercial real estate, non-owner occupied	130,701	444,206	177,844	752,751
Commercial real estate, owner occupied	44,064	395,518	138,697	578,279
Residential	13,115	112,816	920,546	1,046,477
Home Equity	5,949	9,811	10,005	25,765
Individuals' loans for household and other personal expenditures	5,095	76,523	24,537	106,155
Public finance and other commercial loans	2,855	27,457	875,745	906,057
Total loans with fixed interest rates	$245,269	$1,459,586	$2,516,163	$4,221,018

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$761,926	$2,048,157	$140,499	$2,950,582
Agricultural land, production and other loans to farmers	56,621	9,651	115,704	181,976
Real estate loans:
Construction	356,977	414,043	37,940	808,960
Commercial real estate, non-owner occupied	219,568	512,508	875,769	1,607,845
Commercial real estate, owner occupied	37,851	188,889	348,688	575,428
Residential	8,262	23,958	1,178,688	1,210,908
Home Equity	16,009	29,933	537,645	583,587
Individuals' loans for household and other personal expenditures	18,043	22,207	30,118	70,368
Public finance and other commercial loans	7,238	22,630	30,882	60,750
Total loans with variable interest rates	$1,482,495	$3,271,976	$3,295,933	$8,050,404

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Quality

The quality of the loan portfolio and the amount of nonperforming loans may increase or decrease as a result of acquisitions, organic portfolio growth, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors such as economic conditions, or internal factors specific to a particular borrower, such as the actions of a customer's internal management.

At September 30, 2023, nonperforming loans totaled $53.1 million, an increase of $10.6 million from December 31, 2022. Nonaccrual loans totaled $53.1 million at September 30, 2023, an increase of $10.8 million from December 31, 2022, primarily due to an $8.7 million loan to a material handling company that moved to nonaccrual in 2023.

Other real estate owned and repossessions, totaling $6.5 million at September 30, 2023, increased $49,000 from December 31, 2022. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

The Corporation's nonperforming assets plus accruing loans 90 days or more delinquent and individually evaluated loans are presented in the table below.

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Nonperforming Assets:
Nonaccrual loans	$53,102	$42,324
Renegotiated loans	—	224
Nonperforming loans (NPL)	53,102	42,548
OREO and Repossessions	6,480	6,431
Nonperforming assets (NPA)	59,582	48,979
Loans 90-days or more delinquent and still accruing	89	1,737
NPAs and loans 90-days or more delinquent	$59,671	$50,716

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$14,749	$4,439
Agricultural land, production and other loans to farmers	61	54
Real estate loans:
Construction	724	12
Commercial real estate, non-owner occupied	17,431	25,494
Commercial real estate, owner occupied	3,125	3,550
Residential	20,661	14,315
Home equity	2,818	2,742
Individuals' loans for household and other personal expenditures	102	110
Nonperforming assets and loans 90-days or more delinquent:	$59,671	$50,716

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan balances, excluding loans held for sale, increased $267.5 million from December 31, 2022 to $12.3 billion at September 30, 2023. At September 30, 2023, the allowance for credit losses totaled $205.8 million, which represents a decrease of $17.5 million from December 31, 2022. As a percentage of loans, the allowance for credit losses was 1.68 percent compared to 1.86 percent at December 31, 2022.

Net charge-offs totaling $20.4 million and $22.5 million, respectively, were recognized for the three and nine months ended September 30, 2023. There were two large commercial and industrial loan charge-offs of $13.7 million and $5.4 million in the third quarter of 2023, the largest of which was due to the charge-off of a previously reported nonaccrual loan to a syndicated specialty finance company resulting from alleged fraud that impacted our borrower's ability to repay. The effect of the third quarter charge-offs on the ACL- loans was offset by provision expense on loans of $5.0 million in the third quarter of 2023. Reserves for unfunded commitments were reduced by $3.0 million due to a decline in unfunded commitment balances, which resulted in a net provision expense of $2.0 million in the third quarter of 2023, as compared to no provision expense in the same period of 2022. There was $16.8 million in provision for credit losses for the nine months ended September 30, 2022 which related to the acquisition of Level One Bank. Net recoveries totaling $427,000 and $751,000, respectively, were recognized for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2023, there were the two aforementioned individual charge-offs greater than $500,000, that totaled $19.1 million. For the three and nine months ended September 30, 2023, there were no individual recoveries greater than $500,000. For the three and nine months ended September 30, 2022, there were no individual charge-offs greater than $500,000. For the three months ended September 30, 2022, there was one individual recovery greater than $500,000, that totaled $515,000. For the nine months ended September 30, 2022, there were two individual recoveries greater than $500,000, that totaled $1.2 million. The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2023 and 2022 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Net charge-offs (recoveries):
Commercial and industrial loans	$19,654	$225	$19,937	$239
Agricultural land, production and other loans to farmers	—	—	—	(4)
Real estate loans:
Construction	—	(824)	—	(824)
Commercial real estate, non-owner occupied	—	(171)	(44)	(68)
Commercial real estate, owner occupied	—	(16)	(8)	(905)
Residential	(14)	(77)	67	(55)
Home equity	437	264	1,749	235
Individuals' loans for household and other personal expenditures	288	172	794	631
Total net charge-offs (recoveries)	$20,365	$(427)	$22,495	$(751)

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on nonperforming loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The allowance for credit losses remains robust, along with $24.9 million of fair value accretion remaining on the acquired portfolio. The Corporation continues to monitor economic forecast changes, loan growth and credit quality to determine provision needs in the future.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.5 billion at September 30, 2023, a decrease of $476.5 million, or 24.1 percent, from December 31, 2022.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $9.4 million at September 30, 2023. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances are utilized as a funding source. At September 30, 2023, total borrowings from the FHLB were $713.4 million. The Bank has pledged certain mortgage loans and investments to the FHLB. The total available remaining borrowing capacity from the FHLB at September 30, 2023 was $702.7 million.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”). The BTFP is a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of September 30, 2023, the Bank has no outstanding balance from the BTFP facility.

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

The following table presents the Corporation's material cash requirements from known contractual and other obligations at September 30, 2023:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,524,202	$—	$12,524,202
Certificates and other time deposits	1,940,694	181,680	2,122,374
Securities sold under repurchase agreements	152,537	—	152,537
Federal Home Loan Bank advances	125,096	588,288	713,384
Federal Funds Purchased	—	—	—
Subordinated debentures and term loans	1,325	157,340	158,665
Total	$14,743,854	$927,308	$15,671,162

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

Summarized credit-related financial instruments at September 30, 2023 are as follows:

(Dollars in Thousands)	September 30, 2023
Amounts of commitments:
Loan commitments to extend credit	$5,074,572
Standby and commercial letters of credit	39,812
$5,114,384

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2023, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of September 30, 2023 and December 31, 2022, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 basis points, and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2023 and December 31, 2022. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2023	December 31, 2022
Rising 200 basis points from base case	1.5%	2.8%
Falling 100 basis points from base case	(1.1)%	(2.3)%

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July, 2023	—	$—	—	2,686,898
August, 2023	39,767	$31.93	—	2,686,898
September, 2023	544	$30.42	—	2,686,898
Total	40,311		—

(1) During the three months ended September 30, 2023, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The share repurchases in August and September 2023 represent shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

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

None

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended September 30, 2023, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

First Merchants Corporation
(Registrant)

November 1, 2023	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

November 1, 2023	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)