Form 10-K
period 2023-12-31
FIRST MERCHANTS CORP
filed 2024-02-29
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $1,673,958,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023).

As of February 23, 2024 there were 59,339,426 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 7, 2024

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

2021 CAA	The 2021 Consolidated Appropriations Act, signed into law on December 27, 2020, provided the annual funding for the federal government and also contained several rules giving further COVID-19 relief
ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AOCI	Accumulated Other Comprehensive Income
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BOLI	Bank owned life insurance
BHC Act	Bank Holding Company Act of 1956
BSA	Bank Secrecy Act
BTFP	Bank Term Funding Program created by the Federal Reserve in March 2023
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CME Term SOFR	A forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited.
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
COVID or COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
CRA	The Community Reinvestment Act of 1977
DEI	Diversity, Equity and Inclusion
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Growth Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018.
EITF	FASB’s Emerging Issues Task Force
ERISA	Employee Retirement Income Security Act of 1974
ERM	Enterprise risk management
ESG	Environmental, social and governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
Hoosier	Hoosier Trust Company, which was acquired by the Bank on April 1, 2021
Indiana DFI	Indiana Department of Financial Institutions
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
LIBOR Act	Adjustable Interest Rate (LIBOR) Act enacted on March 15, 2022
LIHTC	Low income housing tax credit
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019.
OREO	Other real estate owned
PCD	Purchased credit deteriorated loans
PDIF	Public Deposit Insurance Fund
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
ROU	Right of Use
RSA	Restricted Stock Awards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Funding Rate
Treasury	U.S. Department of Treasury

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

PART I: ITEM 1. BUSINESS

PART I
ITEM 1. BUSINESS.

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 116 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2023, the Corporation had consolidated assets of $18.4 billion, consolidated deposits of $14.8 billion and stockholders’ equity of $2.2 billion.

HUMAN CAPITAL

As of December 31, 2023, the Corporation and its subsidiaries had 2,162 full-time equivalent employees. Our stated mission to be the most attentive, knowledgeable, and high performing bank requires a dedicated and talented team of colleagues to succeed. Our employees prepare, every day, to deliver a customer and colleague experience that grows the Corporation. We seek to attract, retain and develop a team of diverse, committed colleagues who are capable of delivering a whole-bank delivery approach. And, we promote a work culture of development, growth, internal promotion and career pathing as expressed in Our Team statement:

We are a collection of dynamic colleagues with diverse experiences and perspectives who share a passion for positively impacting lives. We are genuinely committed to attracting and engaging teammates of diverse backgrounds. We believe in the power of inclusion and belonging.

Best Places to Work / Employer of Choice: The Bank will continue to participate in the Best Places to Work surveys in the four states we operate. We constantly strive to be an employer of choice. Onboarding, training, talent assessment and development, career conversations, development planning and a culture of pride in high performance help us achieve employer of choice status. We have identified three core ways in which we will succeed - Authentic, Driven and Collaborative.

Employee Engagement: Our biennial Employee Engagement Survey is conducted by a third-party vendor for confidentiality and anonymity and for increased candid feedback. Results show consistently strong employee engagement with 70 percent of our employees considered to be “highly engaged.” Our response rates are high (83 percent) with the survey results providing valuable feedback that helps managers promote work satisfaction and high contribution. We offer specific and concerted effort in supporting our managers who score under 70 percent engagement.

Education Assistance: First Merchants offers an education assistance program that supports full- and part-time colleagues as they seek degree programs that will help them advance their careers. In 2023, over 60 employees participated in this program.

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

Employee Resource Groups and Diversity, Equity and Inclusion: We believe in attracting, retaining, and promoting a diverse workforce. Diversity, Equity and Inclusion (“DEI”) initiatives are aimed at promoting the career growth and engagement of all First Merchants employees. We continue that work through our highest profile employee resource groups (“ERGs”), First Women Connections and People of Color ERGs, by promoting the development and career growth of those employees. In 2022, we launched two additional ERGs - Pride and Emerging Professionals. In 2023, we added a Veterans ERG and announced the creation of an InterFaith ERG. Additionally, we have created an Employee Community Call, which hosts monthly Zoom/TEAMS calls that are attended by over 150 employees. Our DEI Steering Committee provides guidance on all efforts.

Talent Assessment, Succession Planning and Career Path: Over 1,400 of our employees participated in our annual Calibration Process (9 Box Talent Assessment) with the goal of identifying specific development action plans to help retain employees with high potential and performance, increase job satisfaction and improve productivity. Talent calibration supports succession and career planning for the Corporation. Development plans are captured in a documented Career Growth Plan for all employees.

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

ACQUISITION AND DIVESTITURE POLICY

The Corporation anticipates that it will continue its policy of geographic expansion of its banking business through the acquisition of banks whose operations are consistent with its banking philosophy.  Management routinely explores opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of the Corporation’s services and customer base. Future acquisitions and divestitures will be driven by a disciplined financial evaluation process and will be consistent with the Corporation’s strategy of community banking, client relationships and consistent quality earnings. As with previous acquisitions, the consideration paid in future acquisitions may be in the form of cash or First Merchants common stock, or a combination thereof. The amount and structure of such consideration is based on reasonable growth, synergies and economies of scale and a thorough analysis of the impact on both long- and short-term financial results. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per share may occur in connection with any future transaction. The Corporation’s ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon the Corporation’s bank regulators’ views at the time as to the capital levels, quality of management and the Corporation’s overall condition, and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.

On April 1, 2022, the Corporation acquired 100 percent of Level One Bancorp, Inc. (“Level One”). Level One was headquartered in Farmington Hills, Michigan and had 17 banking centers serving the Michigan market. Pursuant to the merger agreement, each common shareholder of Level One received, for each outstanding share of Level One common stock held, (a) a 0.7167 share of the Corporation’s common stock, and (b) a cash payment of $10.17. The Corporation issued 5.6 million shares of common stock and paid $79.3 million in cash in exchange for all outstanding shares of Level One common stock. Additionally, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock. As part of the preferred stock exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One Series B preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock (Nasdaq: FRMEP). Details of the Level One acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The financial services industry continues to become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to enter and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer broader range of products and services as well as better pricing for those products and services than we can. Finally, the Bank’s competitors may choose to offer lower loan interest rates and pay higher deposit rates.

The Bank believes that the most important criteria to their targeted clients when selecting a bank is the customer’s desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of financial products. Additionally, when presented with a choice, the Bank believes that many of their targeted clients prefer to deal with an institution that favors local decision making as opposed to where many important decisions regarding a client’s financial affairs are made outside the local community.

PART I: ITEM 1. BUSINESS

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

The Corporation and its subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. Significant elements of the laws and regulations applicable to the Corporation and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statues, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Corporation and its subsidiaries could have a material effect on the Corporation’s business, financial condition or results of operations.

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

The Basel III rules require the Corporation and the Bank to maintain minimum ratios of common equity tier 1 capital (“CET1”), tier 1 capital, and total capital to total risk-weighted assets, and of tier 1 capital to average total assets, all of which are calculated as defined in the regulations. Basel III specifies that CET1 consists primarily of common stock instruments (that meet the Basel III eligibility criteria), retained earnings, and CET1 minority interest. Basel III also defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. Tier 1 capital consists of CET1 and additional tier 1 capital instruments meeting the specified requirements of Basel III.

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

Basel III permits banks with less than $15 billion in assets to continue to treat trust preferred securities as tier 1 capital. This treatment is permanently grandfathered as tier 1 capital even if the Corporation should ever exceed $15 billion in assets due to organic growth but not following certain mergers or acquisitions. As a result, while the Corporation’s total assets exceeded $15 billion as of December 31, 2021, the Corporation had continued to treat its trust preferred securities as tier 1 capital as of such date. However, under certain amendments to the “transition rules” of Basel III, if a bank holding company that held less than $15 billion of assets as of December 31, 2009 (which would include the Corporation) acquires a bank holding company with under $15 billion in assets at the time of acquisition (which would include Level One), and the resulting organization has total consolidated assets of $15 billion or more as reported on the resulting organization’s call report for the period in which the transaction occurred, the resulting organization must begin reflecting its trust preferred securities as tier 2 capital at such time. As a result, effective with the April 1, 2022 consummation of the Level One merger, the Corporation began reflecting all of its trust preferred securities as tier 2 capital.

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

Historically, the regulation and monitoring of a bank and bank holding company’s liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, is now required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The following are the Corporation’s regulatory capital ratios as of December 31, 2023:

	Corporation	Basel III Minimum Capital Required (1)
Total risk-based capital to risk-weighted assets	13.67%	10.50%
Tier 1 capital to risk-weighted assets	11.52%	8.50%
Common equity tier 1 capital to risk-weighted assets	11.35%	7.00%
Tier 1 capital to average assets	9.64%	4.00%

(1) The Basel III Minimum Capital Required are inclusive of the 2.5 percent capital conservation buffer where applicable.

Impact of CECL Implementation on Regulatory Capital

As discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the FASB issued the “current expected credit losses” (“CECL”) accounting standard in 2016 to address concerns relating to the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the CECL model. While the original implementation date of the CECL model was January 1, 2020, the CARES Act and a related joint statement of federal banking regulators provided financial institutions with optional temporary relief from having to comply with implementation of the CECL standard. This temporary relief was set to expire on December 31, 2020. However, the 2021 Consolidated Appropriations Act (the “2021 CAA”), which was signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to, effectively, January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the 2021 CAA, the Corporation elected to adopt CECL on January 1, 2021. As a result, the Corporation has utilized the CECL standard for 2023, 2022, and 2021.

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

Bank Capital Requirements

Capital adequacy is an important indicator of financial stability and performance. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies including, in the case of both the Bank and the Corporation, the Basel III requirements discussed above under “- Capital Adequacy Guidelines for Bank Holding Companies (Basel III)” and, in the case of the Bank, the “prompt corrective action” requirements discussed below under “- FDIC Improvement Act of 1991 (FDICIA).” Under the regulations, a capital category is assigned to the regulated entity, which is largely determined by four ratios that are calculated according to the applicable regulations: total risk-based capital, tier 1 risk-based capital, common equity tier 1 capital, and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from “well capitalized” to “critically undercapitalized”. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and common equity tier 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

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

The “prompt corrective action” regulations require the following for “well capitalized” status:

•    a minimum CET1 risk-based capital ratio of a least 6.5 percent;
•    a minimum tier 1 risk-based capital ratio of at least 8.0 percent;
•    a minimum total risk-based capital ratio of at least 10.0 percent; and
•    a minimum leverage ratio of 5.0 percent.

The FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by the bank’s parent holding company. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” banks are subject to various requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

PART I: ITEM 1. BUSINESS

As of December 31, 2023, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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
•limitations on the Corporation’s ability to expand consumer product and service offerings due to stricter consumer protection laws and regulations; and
•as the Corporation’s assets now exceed $10 billion, compliance with the Durbin Amendment has resulted in a material reduction of interchange fee income paid by merchants when debit cards are used as payment.

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

Durbin Amendment

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to the issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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

PART I: ITEM 1. BUSINESS

Deposit Insurance

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, the Bank is subject to deposit insurance premiums and assessments to maintain the Deposit Insurance Fund. The Bank’s deposit insurance premium assessment rate depends on the asset and supervisory categories to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the Deposit Insurance Fund and to impose special additional assessments. Additionally, the Bank’s Indiana public funds (state of Indiana and its political subdivisions) are insured by the the Public Deposit Insurance Fund (“PDIF”). The PDIF provides insurance to those Indiana public funds deposited in approved financial institutions which exceed the limits of coverage provided by any federal deposit insurance.

Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with a least $10 billion in assets, such as the Bank, are assessed on the basis of a scoring system that combine the institution’s regulatory ratings and certain financial measures. The scoring system assesses risk measures to produce two scores, a performance score and a loss severity score, that will be combined and converted to an initial assessment rate.

The performance score measures an institution’s financial performance and its ability to withstand stress. The loss severity score quantifies the relative magnitude of potential losses to the FDIC in the event of an institution’s failure. Once the performance and loss severity scores are calculated, those scores are converted to a total score. An institution with a total score of 30 or less will pay the minimum base assessment rate, and an institution with a total score of 90 or more will pay the maximum initial base assessment rate. For total scores between 30 and 90, initial base assessment rates will rise at an increasing rate as the total score increases.

The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Dividend Limitations

The Corporation’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2023, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $305.9 million.

Brokered Deposits

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors. The Corporation and the Bank were well capitalized as of December 31, 2023.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2023			2022			2021
Assets:
Interest-bearing deposits	$431,581	$17,719	4.11%	$296,863	$2,503	0.84%	$521,637	$634	0.12%
Federal Home Loan Bank stock	41,319	3,052	7.39	35,580	1,176	3.31	28,736	597	2.08
Investment securities: (1)
Taxable	1,854,438	35,207	1.90	2,056,586	38,354	1.86	1,751,910	29,951	1.71
Tax-exempt (2)	2,366,475	73,566	3.11	2,653,611	85,292	3.21	2,106,180	70,039	3.33
Total Investment Securities	4,220,913	108,773	2.58	4,710,197	123,646	2.63	3,858,090	99,990	2.59
Loans held for sale	21,766	1,292	5.94	14,715	692	4.70	19,190	747	3.89
Loans: (3)
Commercial(6)	8,519,706	603,611	7.08	7,877,271	380,621	4.83	6,818,968	276,368	4.05
Real estate mortgage	2,035,488	82,183	4.04	1,471,802	51,853	3.52	916,314	34,783	3.80
Installment	830,006	60,751	7.32	785,520	37,302	4.75	683,925	26,111	3.82
Tax-exempt (2)	891,008	40,448	4.54	793,743	31,803	4.01	732,253	27,987	3.82
Total Loans	12,297,974	788,285	6.41	10,943,051	502,271	4.59	9,170,650	365,996	3.99
Total Earning Assets	16,991,787	917,829	5.40%	15,985,691	629,596	3.94%	13,579,113	467,217	3.44%
Total Non-earning Assets	1,194,720			1,234,311			1,251,284
Total Assets	$18,186,507			$17,220,002			$14,830,397
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,435,733	$138,012	2.54%	$5,206,131	$32,511	0.62%	$4,769,482	$14,512	0.30%
Money market deposits	2,884,271	83,777	2.90	2,915,397	19,170	0.66	2,351,803	3,203	0.14
Savings deposits	1,694,230	14,606	0.86	1,927,122	5,019	0.26	1,754,972	1,886	0.11
Certificates and other time deposits	1,923,268	69,697	3.62	881,176	6,239	0.71	783,733	3,718	0.47
Total Interest-bearing Deposits	11,937,502	306,092	2.56	10,929,826	62,939	0.58	9,659,990	23,319	0.24
Borrowings	1,111,472	42,394	3.81	888,392	21,864	2.46	639,791	12,633	1.97
Total Interest-bearing Liabilities	13,048,974	348,486	2.67	11,818,218	84,803	0.72	10,299,781	35,952	0.35
Noninterest-bearing deposits	2,783,996			3,268,417			2,516,241
Other liabilities	226,275			160,922			147,743
Total Liabilities	16,059,245			15,247,557			12,963,765
Stockholders' Equity	2,127,262			1,972,445			1,866,632
Total Liabilities and Stockholders' Equity	$18,186,507	348,486		$17,220,002	84,803		$14,830,397	35,952
Net Interest Income (FTE)		$569,343			$544,793			$431,265
Net Interest Spread (FTE) (4)			2.73%			3.22%			3.09%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.40%			3.94%			3.44%
Interest Expense / Average Earning Assets			2.05%			0.53%			0.26%
Net Interest Margin (FTE) (5)			3.35%			3.41%			3.18%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2023, 2022 and 2021. These totals equal $23.9 million, $24.6 million and $20.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

(6) Commercial loans included $2.7 million, $4.7 million and $106.6 million of PPP loans at December 31, 2023, 2022 and 2021, respectively.

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

	2023 Compared to 2022 Increase (Decrease) Due To			2022 Compared to 2021 Increase (Decrease) Due To			2021 Compared to 2020 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$1,597	$13,619	$15,216	$(383)	$2,252	$1,869	$412	$(716)	$(304)
Federal Home Loan Bank stock	217	1,659	1,876	166	413	579	—	(445)	(445)
Investment securities	(12,644)	(2,229)	(14,873)	22,353	1,303	23,656	29,977	(8,023)	21,954
Loans held for sale	388	212	600	(193)	138	(55)	26	(60)	(34)
Loans	67,684	217,730	285,414	76,919	59,411	136,330	4,223	(23,651)	(19,428)
Totals	57,242	230,991	288,233	98,862	63,517	162,379	34,638	(32,895)	1,743
Interest Expense:
Interest-bearing deposit accounts	1,496	104,005	105,501	1,440	16,559	17,999	3,344	(9,071)	(5,727)
Money market deposit accounts	(207)	64,814	64,607	941	15,026	15,967	1,997	(6,604)	(4,607)
Savings deposits	(676)	10,263	9,587	202	2,931	3,133	465	(2,220)	(1,755)
Certificates and other time deposits	14,157	49,301	63,458	508	2,013	2,521	(6,211)	(10,121)	(16,332)
Borrowings	6,437	14,093	20,530	5,649	3,582	9,231	(2,521)	513	(2,008)
Totals	21,207	242,476	263,683	8,740	40,111	48,851	(2,926)	(27,503)	(30,429)
Change in net interest income (fully taxable equivalent basis)	$36,035	$(11,485)	24,550	$90,122	$23,406	113,528	$37,564	$(5,392)	32,172
Tax equivalent adjustment using marginal rate of 21% for 2023, 2022 and 2021			647			(4,005)			(3,619)
Change in net interest income			$25,197			$109,523			$28,553

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$111,521	$—	$16,214	$95,307
State and municipal	1,181,029	364	116,222	1,065,171
U.S. Government-sponsored mortgage-backed securities	541,343	462	86,990	454,815
Corporate obligations	12,947	—	1,128	11,819
Total available for sale	$1,846,840	$826	$220,554	$1,627,112

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
U.S. Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

PART I: ITEM 1. BUSINESS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2021
US Treasury	$1,000	$—	$1	$999
U.S. Government-sponsored agency securities	96,244	437	1,545	95,136
State and municipal	1,495,696	81,734	898	1,576,532
U.S. Government-sponsored mortgage-backed securities	671,684	7,109	11,188	667,605
Corporate obligations	4,031	256	8	4,279
Total available for sale	$2,268,655	$89,536	$13,640	$2,344,551

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity at the dates indicated.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$64,159	$309,843
State and municipal	1,099,201	245	1,098,956	1,625	152,113	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	99,448	610,346
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,184,497	$245	$2,184,252	$1,625	$315,748	$1,870,374

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2021
U.S. Government-sponsored agency securities	$371,457	$—	$371,457	$226	$7,268	$364,415
State and municipal	1,057,301	245	1,057,056	29,593	2,170	1,084,724
U.S. Government-sponsored mortgage-backed securities	749,789	—	749,789	7,957	5,881	751,865
Foreign investment	1,500	—	1,500	—	1	1,499
Total held to maturity	$2,180,047	$245	$2,179,802	$37,776	$15,320	$2,202,503

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

PART I: ITEM 1. BUSINESS

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation’s portfolio have been insignificant. Furthermore, as of December 31, 2023, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses on investments securities remained unchanged at $245,000 as of December 31, 2023.

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2023		2022		2021
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$41,769	7.3%	$38,525	3.1%	$28,736	2.1%
Total	$41,769	7.3%	$38,525	3.1%	$28,736	2.1%

The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment security portfolio at December 31, 2023, 2022 or 2021 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation’s stockholders’ equity at those dates. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2023 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2023
U.S. Government-sponsored agency securities	$—	—%	$8,945	1.4%	$—	—%
State and municipal	1,382	2.6%	9,568	2.4%	113,456	3.1%
Corporate obligations	—	—%	4,859	6.1%	6,929	4.5%
	$1,382	2.6%	$23,372	2.8%	$120,385	3.2%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$86,362	2.3%	$—	—%	$95,307	2.2%
State and municipal	940,765	3.1%	—	—%	1,065,171	3.0%
U.S. Government-sponsored mortgage-backed securities	—	—%	454,815	2.5%	454,815	2.5%
Corporate obligations	31	—%	—	—%	11,819	5.2%
	$1,027,158	3.0%	$454,815	2.5%	$1,627,112	2.9%

PART I: ITEM 1. BUSINESS

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$—	—%	$70,586	1.3%	$29,807	1.3%
State and municipal	3,041	4.0%	46,506	4.1%	105,998	3.5%
Foreign investment	—	—%	1,500	3.5%	—	—%
	$3,041	4.0%	$118,592	2.5%	$135,805	3.0%

	Due After Ten Years		U.S. Government- Sponsored Mortgage - Backed Securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$273,609	1.6%	$—	—%	$374,002	1.5%
State and municipal	943,656	2.9%	—	—%	1,099,201	3.1%
U.S. Government-sponsored mortgage-backed securities	—	—%	709,794	2.6%	709,794	2.6%
Foreign investment	—	—%	—	—%	1,500	3.5%
	$1,217,265	2.6%	$709,794	2.6%	$2,184,497	2.6%

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

LOAN PORTFOLIO

Loans are generated from customers primarily in Indiana, Illinois, Ohio, and Michigan and are typically secured by specific items of collateral, including real property, consumer assets, and business assets. The following table shows the composition of the Corporation’s loan portfolio by collateral classification, including purchased credit deteriorated loans, for the years indicated:

	2023		2022		2021		2020		2019
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans(1)	$3,670,948	29.4%	$3,437,126	28.6%	$2,714,565	29.4%	$2,776,699	30.0%	$2,109,879	24.9%
Agricultural land, production and other loans to farmers	263,414	2.1	241,793	2.0	246,442	2.7	281,884	3.0	334,172	4.0
Real estate loans:
Construction	957,545	7.7	835,582	6.9	523,066	5.7	484,723	5.2	787,568	9.3
Commercial real estate, non-owner occupied	2,400,839	19.2	2,407,475	20.1	2,135,459	23.1	2,220,949	24.0	1,902,692	22.4
Commercial real estate, owner occupied	1,162,083	9.3	1,246,528	10.4	986,720	10.7	958,501	10.4	909,695	10.8
Residential	2,288,921	18.4	2,096,655	17.5	1,159,127	12.5	1,234,741	13.4	1,143,217	13.5
Home equity	617,571	4.9	630,632	5.3	523,754	5.7	508,259	5.5	588,984	7.0
Individuals' loans for household and other personal expenditures	168,388	1.3	175,211	1.4	146,092	1.5	129,479	1.5	135,989	1.6
Public finance and other commercial loans	956,318	7.7	932,892	7.8	806,636	8.7	647,939	7.0	547,114	6.5
Loans	12,486,027	100.0%	12,003,894	100.0%	9,241,861	100.0%	9,243,174	100.0%	8,459,310	100.0%
Allowance for loan/credit losses	(204,934)		(223,277)		(195,397)		(130,648)		(80,284)
Net Loans	$12,281,093		$11,780,617		$9,046,464		$9,112,526		$8,379,026

(1) Includes PPP loans of $2.7 million in 2023, $4.7 million in 2022, $106.6 million in 2021, and $667.1 million in 2020.

At December 31, 2023, 2022, 2021, 2020, and 2019, the remaining fair value discount on acquired loans was $23.2 million, $31.3 million, $10.9 million, $23.0 million, and $36.6 million, respectively.

PART I: ITEM 1. BUSINESS

LOAN MATURITIES

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at December 31, 2023 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The second table presents the same classifications including only fixed interest rate loans and the third table presents the same classifications including only the variable interest rate loans where the rates fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$737,370	$2,610,806	$322,772	$3,670,948
Agricultural land, production and other loans to farmers	95,932	36,461	131,021	263,414
Real estate loans:
Construction	337,109	421,644	198,792	957,545
Commercial real estate, non-owner occupied	373,792	998,239	1,028,808	2,400,839
Commercial real estate, owner occupied	96,053	588,195	477,835	1,162,083
Residential	19,443	135,919	2,133,559	2,288,921
Home Equity	21,306	37,400	558,865	617,571
Individuals' loans for household and other personal expenditures	23,953	91,318	53,117	168,388
Public finance and other commercial loans	5,297	47,133	903,888	956,318
Total	$1,710,255	$4,967,115	$5,808,657	$12,486,027

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$36,799	$433,358	$172,620	$642,777
Agricultural land, production and other loans to farmers	11,680	26,507	13,086	51,273
Real estate loans:
Construction	11,604	32,276	158,544	202,424
Commercial real estate, non-owner occupied	133,073	458,759	167,500	759,332
Commercial real estate, owner occupied	56,180	372,668	130,631	559,479
Residential	12,239	113,043	930,748	1,056,030
Home Equity	5,644	9,508	10,395	25,547
Individuals' loans for household and other personal expenditures	6,547	74,618	22,512	103,677
Public finance and other commercial loans	5,245	24,663	874,050	903,958
Total	$279,011	$1,545,400	$2,480,086	$4,304,497

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$700,571	$2,177,448	$150,152	$3,028,171
Agricultural land, production and other loans to farmers	84,252	9,954	117,935	212,141
Real estate loans:
Construction	325,505	389,368	40,248	755,121
Commercial real estate, non-owner occupied	240,719	539,480	861,308	1,641,507
Commercial real estate, owner occupied	39,873	215,527	347,204	602,604
Residential	7,204	22,876	1,202,811	1,232,891
Home Equity	15,662	27,892	548,470	592,024
Individuals' loans for household and other personal expenditures	17,406	16,700	30,605	64,711
Public finance and other commercial loans	52	22,470	29,838	52,360
Total	$1,431,244	$3,421,715	$3,328,571	$8,181,530

NONPERFORMING ASSETS

The table below summarizes nonperforming assets for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2023	2022	2021	2020	2019
Nonperforming assets:
Nonaccrual loans	$53,580	$42,324	$43,062	$61,471	$15,949
Renegotiated loans(1)	—	224	329	3,240	841
Nonperforming loans (NPL)	53,580	42,548	43,391	64,711	16,790
OREO and Repossessions	4,831	6,431	558	940	7,527
Nonperforming assets (NPA)	58,411	48,979	43,949	65,651	24,317
Loans 90-days or more delinquent and still accruing	172	1,737	963	746	69
NPAs and loans 90-days or more delinquent	$58,583	$50,716	$44,912	$66,397	$24,386

(1) As a result of the adoption of ASU 2022-02 on January 1, 2023, the renegotiated classification is no longer applicable.

PART I: ITEM 1. BUSINESS

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

At December 31, 2023, non-accrual loans totaled $53.6 million, an increase of $11.3 million from December 31, 2022. The primary increase was in the residential portfolio of $11.5 million. At December 31, 2023, 2022, 2021, 2020, and 2019, non-accrual loans include assets acquired of $5.2 million, $8.2 million, $3.2 million, $7.9 million, and $3.7 million, respectively.

Other real estate owned (“OREO”) at December 31, 2023 decreased $1.6 million from the December 31, 2022 balance of $6.4 million. At December 31, 2023, 2022 and 2021, OREO did not include any acquired assets. OREO did include assets that were acquired from MBT of $136,000 as of December 31, 2019.

For the year ended December 31, 2023, interest income of $3.2 million was recognized on the non-accruing and renegotiated loans listed in the table above, aligning with the amount of interest income that would have been recognized under their loan terms.

In addition to the nonperforming loans discussed above, management also identified loans totaling $515.2 million and $417.3 million as of December 31, 2023 and 2022, respectively, that were deemed to be risk graded criticized. A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse. Consumer loans are not risk graded. However, for purposes of disclosure, the consumer loans are classified as follows: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard.

See additional information regarding loan credit quality in the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes the credit loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2023	2022	2021	2020	2019
Allowance for credit losses:
Balances, January 1	$223,277	$195,397	$130,648	$80,284	$80,552
Impact of adopting ASC 326	—	—	74,055	—	—
Balances, January 1, 2021 Post-ASC 326 adoption	223,277	195,397	204,703	80,284	80,552
Charge-offs:
Commercial (1)	(23,264)	(1,215)	(5,849)	(8,536)	(1,732)
Commercial real estate (2)	(116)	(3,017)	(4,533)	(313)	(3,675)
Construction	—	—	(6)	—	—
Consumer	—	—	—	(643)	(569)
Residential	—	—	—	(993)	(645)
Consumer & Residential	(4,659)	(2,369)	(1,496)	—	—
Total Charge-offs	(28,039)	(6,601)	(11,884)	(10,485)	(6,621)
Recoveries:
Commercial (1)	995	872	724	819	1,244
Commercial real estate (2)	60	1,096	580	431	1,289
Construction	—	863	1	—	—
Consumer	—	—	—	260	401
Residential	—	—	—	666	619
Consumer & Residential	1,341	1,096	1,273	—	—
Total Recoveries	2,396	3,927	2,578	2,176	3,553
Net Charge-offs	(25,643)	(2,674)	(9,306)	(8,309)	(3,068)
Provisions for credit losses - loans	7,300	—	—	58,673	2,800
CECL Day 1 non-PCD provision for credit losses	—	13,955	—	—	—
CECL Day 1 PCD ACL	—	16,599	—	—	—
Balance at December 31	$204,934	$223,277	$195,397	$130,648	$80,284
Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.02%	0.10%	0.09%	0.04%

(1) Category includes commercial and industrial, agricultural land, production and other loans to farmers, and other commercial loans.

(2) Category includes commercial real estate, non-owner occupied and commercial real estate, owner occupied.

In calculating the allowance for credit losses, the loan portfolio was pooled into loan segments with similar credit risk characteristics. The Corporation pooled consumer and residential loans into one segment at adoption of CECL on January 1, 2021, but prior to adoption, consumer and residential loans were classified in separate segments. Additionally, prior to CECL adoption, construction loans were classified within the commercial real estate segment, but after CECL adoption, construction loans were classified as a separate segment. Details of the Allowance for Credit Losses and nonperforming loans are discussed within the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

Presented below is an analysis of the composition of the allowance for credit losses and percent of loans in each category to total loans, by collateral segment, as of the years indicated.

	2023		2022		2021		2020		2019
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$97,348	39.2%	$102,216	38.4%	$69,935	40.8%	$47,115	37.9%	$32,902	32.5%
Commercial real estate	44,048	28.5%	46,839	30.4%	60,665	33.8%	51,070	41.8%	28,778	45.4%
Construction	24,823	7.7%	28,955	7.0%	20,206	5.6%	—	—%	—	—%
Consumer	—	—%	—	—%	—	—%	9,648	1.4%	4,035	1.6%
Residential	—	—%	—	—%	—	—%	22,815	18.9%	14,569	20.5%
Consumer & Residential	38,715	24.6%	45,267	24.2%	44,591	19.8%	—	—%	—	—%
Totals	$204,934	100.0%	$223,277	100.0%	$195,397	100.0%	$130,648	100.0%	$80,284	100.0%

The allowance for credit losses decreased $18.3 million during the twelve months ended December 31, 2023. The allowance decreased primarily due to $25.6 million of net charge-offs during the twelve months ended December 31, 2023. The increase in net charge-offs was primarily related to two large commercial and industrial charge-offs of $13.7 million and $5.4 million in the third quarter of 2023. The larger charge-off involved fraudulent activity by the borrower and was idiosyncratic in nature and not indicative of a larger portfolio credit issue. There was $7.3 million in provision for credit losses during the twelve months ended December 31, 2023.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At December 31, 2023, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans. Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings represented 12.23 percent and 10.39 percent of total loans, respectively.

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

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2023, 2022 and 2021 are presented in the Part I. Item I. Business section titled “DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL” of this Annual Report on Form 10-K.

As of December 31, 2023, certificates of deposit and other time deposits exceeding the FDIC insurance limit of $250,000 mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Uninsured certificates of deposit and other time deposits	$105,835	$58,249	$175,946	$29,780	$369,810
Percent	29%	16%	47%	8%	100%

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

(Dollars in Thousands)	2023	2022	2021
Balance at December 31:
Federal funds purchased	$—	$171,560	$—
Securities sold under repurchase agreements (short-term portion)	157,280	167,413	181,577
Federal Home Loan Bank advances (short-term portion)	60,000	460,097	75,097
Subordinated debentures and other borrowings (short-term portion)	$1,176	$1,182	$—
Total short-term borrowings	$218,456	$800,252	$256,674

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2023	2022	2021
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	—%	3.5%	1.4%
Securities sold under repurchase agreements (short-term portion)	2.3%	1.3%	0.2%
Federal Home Loan Bank advances (short-term portion)	2.8%	2.4%	2.1%
Subordinated debentures and other borrowings (short-term portion)	1.0%	1.0%	—%
Total short-term borrowings	2.4%	2.4%	0.7%
Weighted Average Interest Rate During the Year:
Federal funds purchased	5.2%	3.0%	0.8%
Securities sold under repurchase agreements (short-term portion)	2.0%	0.6%	0.2%
Federal Home Loan Bank advances (short-term portion)	3.4%	2.5%	2.0%
Subordinated debentures and other borrowings (short-term portion)	0.8%	0.7%	—%
Total short-term borrowings	2.9%	1.8%	0.7%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$188,329	$240,406	$—
Securities sold under repurchase agreements (short-term portion)	242,194	218,882	199,104
Federal Home Loan Bank advances (short-term portion)	410,000	460,000	75,000
Subordinated debentures and other borrowings (short-term portion)	$1,182	$1,230	$—
Total short-term borrowings	$841,705	$920,518	$274,104
Average Amount Outstanding During the year:
Federal funds purchased	$27,115	$44,041	$617
Securities sold under repurchase agreements (short-term portion)	171,291	185,082	173,839
Federal Home Loan Bank advances (short-term portion)	208,251	265,822	64,356
Subordinated debentures and other borrowings (short-term portion)	$1,178	$1,212	$—
Total short-term borrowings	$407,835	$496,157	$238,812

ITEM 1A. RISK FACTORS.

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

An epidemic, a pandemic or any other infectious disease outbreak may result in a widespread health crisis that could adversely affect general commercial activity, the global economy (including the states and local economies in which we operate) and financial markets.

The resurgence of the COVID-19 pandemic, or a new epidemic, pandemic or infectious disease outbreak, may result in the Corporation closing certain offices and may require us to limit how customers conduct business through our branch network. If our employees continue or are required to work remotely, the Corporation will be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations. Furthermore, the Corporation’s business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines or other government actions.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

In addition, an epidemic, a pandemic or another infectious disease outbreak, or the resurgence of the COVID-19 pandemic, could again significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment and general economic and financial instability. An economic slow-down in, or a reversal in the economic recovery of, the regions in which we conduct our business could result in declines in loan demand and collateral values. Furthermore, negative impacts on our customers caused by such a health crisis, including the resurgence of COVID-19, could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic or another infectious disease outbreak may include decreased interest rates, which could adversely impact the Corporation’s interest margins and may lead to decreases in the Corporation’s net interest income.

The extent to which a widespread health crisis, including the resurgence of COVID-19, may impact the Corporation’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat an epidemic, a pandemic or another infectious disease outbreak, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of a widespread health crisis, including the resurgence of the COVID-19 pandemic, may heighten many of the other risks described in this “Risk Factors” section. As a result, the negative effects on the Corporation’s business, results of operations and financial condition from an epidemic, a pandemic or another infectious disease outbreak, including the resurgence of the COVID-19 pandemic, could be material.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

•The Corporation’s wholesale funding sources may prove insufficient to replace deposits or support future growth.

As part of the Corporation’s liquidity management, a number of funding sources are used, including core deposits and repayments and maturities of loans and investments. Sources also include brokered certificates of deposit, repurchase agreements, federal funds purchased and FHLB advances. Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. The Corporation’s financial flexibility could be constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Corporation is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover the costs. In this case the Corporation’s results of operations and financial condition would be negatively affected.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

Operational risk is inherent in the Corporation’s activities and can present itself in numerous ways, including internal or external fraud, business disruptions or failures, noncompliance with applicable laws and regulations, cyber breach, or failure of third parties, among other events. The result of these could be reputational harm, financial losses, or litigation and regulatory fines for the Bank. The Corporation operates in a fashion that allows operational risk to be in line with its risk appetite. To govern, monitor and control operational risk, the Corporation maintains an Enterprise Risk Management (“ERM”) Program, which sets thresholds for risk appetite by key risk areas, such as strategic risk and operational risk. These thresholds are monitored by the Compliance and Internal Audit Departments and key metrics are reported to management and Board committees.

Use of third-party software and services also exposes the Corporation to cybersecurity risk as numerous service providers host critical data or have direct contact with our bank customers. Although the Corporation adheres to industry standard practices in conducting thorough due diligence of vendors and contract management, should a vendor experience a breach, similar to the recent MOVEit breach which impacted a vendor utilized by the Bank, the Bank could still suffer reputational harm, and potentially financial losses. Expanded use of cloud-based technologies and providing our customers more internet-based product offerings to continue to remain competitive will serve to increase these potential risks. The Corporation’s third-party management program helps to mitigate risks posed by reliance on third and fourth parties.

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

In 2022, the Board appointed Jason Sondhi to its Board of Directors. Mr. Sondhi is the Board’s cybersecurity expert. Mr. Sondhi has experience managing companies who provide endpoint detection and incident response, vulnerability scans, security information and event management, security employee training and vCISO services.

•The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables the financial institutions to better serve customers to reduce costs. The Corporation’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect the Corporation’s growth, revenue and profit. In addition, the Corporation relies upon the expertise and support of third-party service providers to help implement, maintain and/or service certain of its core technology solutions. If the Corporation cannot effectively manage these service providers, the service parties fail to materially perform, or the Corporation was to falter in any of the other noted areas, its business or performance could be negatively impacted.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

We also have an extensive branch network, owning branch locations throughout the areas we serve that may be subject to similar environmental liability risks. Environmental laws may require us to incur substantial expenses and could materially reduce the affected property’s value or limit our ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition or results of operations.

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

At December 31, 2023, the Corporation had goodwill of $712.0 million recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill. The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

•Changes in the domestic interest rate environment could affect the Corporation’s net interest income as well as the valuation of assets and liabilities.

The operations of financial institutions, such as the Corporation, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. In addition to affecting profitability, changes in interest rates can impact the valuation of assets and liabilities. For example, changes in reference rates linked to financial instruments, such as the Secured Overnight Financing Rate (“SOFR”), may adversely affect the value of financial instruments the Corporation holds or issues and related net interest income. Rate changes can also affect the ability of borrowers to meet obligations under variable or adjustable rate loans which in turn affect loss rates on those assets. Also, the demand for interest rate based products and services, including loans and deposit accounts, may decline resulting in the flow of funds away from financial institutions into direct investments. Direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, generally pay higher rates of return than financial institutions, because of the absence of federal insurance premiums and reserve requirements.

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

Beginning in the first half of 2022, in response to growing signs of inflation, the FOMC began increasing the federal funds benchmark rapidly and the Federal Reserve announced its intention to take actions to mitigate inflationary pressures by continuing to further reduce its purchase program. Rapid changes in interest rates makes it challenging for the Bank to balance its loan and deposit portfolios, which may adversely affect the Corporation’s results of operations by reducing asset yields or spreads or having other adverse impacts on our business. As discussed above, the increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business. Conversely, decreases in interest rates could result in an acceleration of loan prepayments.

In response to easing inflation pressures, the Federal Reserve is expected to decrease the target federal funds rate in 2024. If the Federal Reserve were to aggressively lower the target federal funds, those lower rates could pressure our interest rate spread and may adversely affect our results of operations. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of the Bank’s noninterest and interest-bearing accounts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets. However, generally, if the interest rates on the Bank’s interest-bearing liabilities increase at a faster pace than the interest rates on its interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

Recent events relating to the failures of Silicon Valley Bank and Signature Bank in March 2023 have caused general uncertainty and concerns regarding the adequacy of liquidity in the banking sector as a whole. A financial institution’s liquidity reflects its ability to meet customer demand for loans, accommodating possible outflows in deposits and accessing alternative sources of funds when needed, while at the same time taking advantage of interest rate market opportunities. The ability to manage liquidity is fundamental to a financial institution’s business and success. The bank failures in March 2023 highlight the potential results of an insured depository institution unexpectedly having to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. Current market uncertainties and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. In addition, the rising interest rate environment has continued to increase competition for liquidity and the premium at which liquidity is available to meet funding needs. These possible impacts may adversely affect our future operating results, including net income, and negatively impact capital.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. THE CORPORATION’S CYBERSECURITY PROCESSES, POLICIES AND GOVERNANCE.

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

Operational risk is inherent in the Corporation’s activities and can present itself in numerous ways, including internal or external fraud, business disruptions or failures, noncompliance with applicable laws and regulations, cyber breach, or failure of third parties, among other events. The result of these could be reputational harm, financial losses, or litigation and regulatory fines for the Bank. The Corporation operates in a fashion that allows operational risk to be in line with its risk appetite. To govern, monitor and control operational risk, the Corporation maintains an Enterprise Risk Management (“ERM”) Program, which sets thresholds for risk appetite by key risk areas, such as strategic risk and operational risk. These thresholds are monitored by the Compliance and Internal Audit Departments and key metrics are reported to management and Board committees. The ERM Program includes managing material risks from cybersecurity threats.

Use of third-party software and services also exposes the Corporation to cybersecurity risk as numerous service providers host critical data or have direct contact with our bank customers. Although the Corporation adheres to industry standard practices in conducting thorough due diligence of vendors and contract management, should a vendor experience a breach the bank could still suffer reputational harm, and potentially financial losses. Expanded use of cloud-based technologies and providing our customers more internet-based product offerings to continue to remain competitive will serve to increase these potential risks. The Corporation’s third party risk management program helps to mitigate risks posed by reliance on third and fourth parties. Governance of third parties includes a due diligence and risk assessment prior to contract execution, with oversight completed based on a frequency defined by the third parties risk profile.

The Corporation received written notice during 2023 that certain of its customer data was potentially included in the global incident involving Progress Software Corporation (“MOVEit Transfer”). The incident did not involve the Bank’s internal network or IT systems, but was rather related to a third party prominent financial institution vendor that utilized MOVEit Transfer in its service offering to the Bank. Based on the investigation, the Bank’s customers who use online and mobile banking could have had personal information copied through the cyberattack. The vendor confirmed that it implemented the recommended patches released by Progress Software Corporation for the platform. The Bank worked with the vendor to determine the potentially impacted customers and the extent of information potentially exposed and the Bank notified potentially affected customers appropriately. The incident did not impact the ongoing operations of the Bank and the Bank’s cyber insurance is expected to cover many of the costs related to the incident. The MOVEit Transfer incident is the only cybersecurity incident that materially affected the Corporation during the 2023 fiscal year.

To combat these ever-present cyber risks, the Corporation maintains a comprehensive Information Security Program, which includes annual risk assessments, an Incident Response Plan, and a layered control environment meant to detect, prevent, and limit unauthorized or harmful actions across our information technology environment. Policies over information security are Board-approved and various types of control testing is conducted throughout the year, both by internal and external parties. Findings are actioned on throughout the year and reported to various committees. The Corporation has adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework for the management and development of cybersecurity controls and is an active participant in the financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

The Corporation’s Chief Information Security Officer (CISO) is responsible for assessing and managing the Corporation’s risks from cybersecurity threats. The CISO is an active Certified Information Security Systems Professional and has been with the organization for 17 years with over 20 years of experience in technology infrastructure and security.

The Information Security Department conducts cyber incident tabletop exercises on an ongoing basis. These exercises vary by topic, but may include internal incident response teams, executive management, and third parties that provide services across forensic, legal, and public relations capabilities. The purpose of these tabletops is to simulate a cyber event and work through the event using our Incident Response Plan. This allows our incident response team to become familiar with the logistics of the plan, as well as provide feedback to improve the process and plan. External subject matter experts, such as Bank legal counsel, forensic advisors, marketing agency and insurance broker participate in these exercises.

Management has established an Information Security Committee in order to assist executive management and the Board of Directors of the Bank in fulfilling their oversight responsibilities related to information security. The Corporation uses multiple assessors, consultants, auditors and other third parties in the fulfillment of the information security program. These third parties participate in testing and validation processes, as well as the execution of certain program-related controls.The Committee reports its activities, key conclusions and recommendations to the Enterprise Risk Management Committee and the Board’s Risk and Credit Policy Committee of the Board on a quarterly basis. At the Information Security Committee, security-related policies and standards are reviewed and recommended for approval, annual risk assessment results and action plans are noted, annual penetration test reports shared, current security incidents discussed, and relevant cyber risks and trends are presented.

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

In 2022, the Board appointed Jason Sondhi to its Board of Directors. Mr. Sondhi has experience managing companies who provide endpoint detection and incident response, vulnerability scans, security information and event management, security employee training and vCISO services. Mr. Sondhi’s cybersecurity expertise assists the Board in overseeing management’s cybersecurity related efforts.

PART I: ITEM 2., ITEM 3. AND ITEM 4.

ITEM 2.  PROPERTIES.

The headquarters of the Corporation and the Bank are located at 200 East Jackson Street, Muncie, Indiana. The building is owned by the Bank.

The Bank conducts business through numerous facilities owned and leased.  Of the 116 banking offices operated by the Bank, 91 are owned and 25 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2023 was $133.9 million.

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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the KBW Nasdaq Regional Banking Index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 31, 2023.

Total Return Performance
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
First Merchants Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

		Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
First Merchants Corporation	$100.00	$124.63	$115.99	$133.38	$134.87	$127.02
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
KBW Nasdaq Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the Nasdaq Global Select Market under the symbol FRME. At the close of business on February 23, 2024, the number of shares outstanding was 59,339,426. There were 4,137 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2023, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October, 2023	—	$—	—	2,686,898
November, 2023	—	$—	—	2,686,898
December, 2023	—	$—	—	2,686,898

(1) During the three months ended December 31, 2023, there were no shares repurchased pursuant to the Corporation’s share repurchase program described in note (2) below.

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

PART II: ITEM 5. AND ITEM 6.

ITEM 6. [RESERVED]

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The historical consolidated financial data discussed below reflects our historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented in Item 8 of this Annual Report on Form 10-K. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See our cautionary “Statement Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Correction of Prior Period Error

As disclosed in NOTE 10. QUALIFIED AFFORDABLE HOUSING INVESTMENTS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Corporation identified a prior period accounting error substantially in the form of an immaterial understatement of other assets and other liabilities, solely related to the Corporation’s Low-Income Housing Tax Credit (“LIHTC”) partnerships. In general, the unfunded commitment related to these agreements was being carried off balance sheet and should have been recorded as part of the investment asset and unfunded commitment liability. The financial reporting periods affected by this error include the Corporation’s previously reported audited consolidated financial statements for the fiscal year ended December 31, 2022 and 2021, and the Corporation’s previously reported interim unaudited consolidated financial statements for each of the quarterly and year-to-date periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 (collectively the “previously reported financial statements”). This correction impacted the Consolidated Balance Sheets as other assets and other liabilities were understated by $96.4 million and $63.9 million as of December 31, 2023 and 2022, respectively. There was a nominal impact to income tax expense in the Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021.

The Corporation concluded based on quantitative and qualitative analysis that this error was not material, on an individual or aggregate basis, to the Company’s previously reported financial statements and correction of the error would not be material to the current year financial statements, including any interim periods. However, the Corporation corrected this error as a voluntary immaterial revision to the accompanying consolidated financial statements of this Annual Report on Form 10-K, as of and for the fiscal years ended December 31, 2023, 2022 and 2021, in the periods in which the error occurred. In addition, the Corporation expects to present the corrected interim 2023 amounts as a voluntary immaterial revision in its 2024 consolidated interim financial statements on a quarterly basis and a year-to-date basis upon the filing of its Quarterly Reports on Form 10-Q.

As a result, the financial results in the periods presented within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth below, have been revised to give effect to the correction of this error.

OVERVIEW

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 116 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

HIGHLIGHTS FOR 2023

•Net income available to common stockholders for the year ended December 31, 2023 was $221.9 million compared to $220.7 million for the year ended 2022, an increase of 0.6 percent. Earnings per fully diluted common share totaled $3.73 for 2023 and $3.81 for 2022.

•Adjusted net income available to common stockholders for 2023, excluding income on PPP loans, Level One acquisition-related expenses and non-core expenses, was $231.5 million and adjusted diluted earnings per common share totaled $3.89, compared to $243.4 million and $4.20, respectively, in 2022. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans grew $492.0 million or 4.1 percent during the year ended December 31, 2023.

•Net interest income totaled $545.4 million in 2023, an increase of $25.2 million, or 4.8 percent over 2022.

•Return on average assets was 1.23 percent and the return on average equity was 10.43 percent for the year ended December 31, 2023.

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

Allowance for Credit Losses - Loans
As discussed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the allowance for credit losses on loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of allowance represents management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, the Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond management’s control, which includes, but is not limited to, the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

RESULTS OF OPERATIONS - 2023

The Corporation reported net income available to common stockholders and diluted earnings per common share for the year ended 2023 of $221.9 million and $3.73 per diluted common share, respectively, compared to $220.7 million and $3.81 per diluted common share, respectively, for the year ended 2022.

Adjusted net income available to common stockholders for the year ended 2023, excluding income on PPP loans, Level One acquisition-related expenses and other non-core expenses, was $231.5 million and adjusted diluted earnings per common share totaled $3.89, compared to $243.4 million and $4.20, respectively, for the year ended 2022. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2023, total assets equaled $18.4 billion, an increase of $403.7 million or 2.2 percent from December 31, 2022.

Cash and due from banks and interest-bearing deposits increased from December 31, 2022 by $300.1 million, primarily due to deposit growth and proceeds from investment securities principal and interest cashflows in addition to sales, which were held in cash for liquidity purposes. Total investment securities decreased $452.4 million from December 31, 2022, primarily due to the sales of $395.2 million of investment securities during the year ended December 31, 2023. Scheduled paydowns and maturities decreased investment securities by $161.2 million, which was offset by a decrease of $77.0 million in unrealized losses in the available for sale portfolio during 2023. Currently, the Corporation is using cashflows from the investment portfolio to fund loan growth and pay down borrowings. The investment portfolio as a percentage of total assets was 20.8 percent at December 31, 2023 compared to 23.8 percent at December 31, 2022. This decrease reflects progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation’s investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s total loan portfolio grew $492.0 million or 4.1 percent since December 31, 2022. The loan classes that experienced the largest increases from December 31, 2022 were in commercial and industrial, residential real estate, and construction real estate loans. The loan classes that experienced the largest decreases from December 31, 2022 were in owner occupied commercial real estate and home equity loans. Additional details of the changes in the Corporation’s loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s allowance for credit losses - loans (“ACL - loans”) totaled $204.9 million as of December 31, 2023 and equaled 1.64 percent percent of total loans, compared to $223.3 million and 1.86 percent of total loans at December 31, 2022. During the year ended December 31, 2023, the Corporation recognized $25.6 million of net charge-offs, compared to net charge-offs of $2.7 million for the year ended December 31, 2022. The increase in net charge-offs is primarily related to a charge-off of a previously reported nonaccrual loan to a syndicated specialty finance company resulting from alleged fraud that impacted our borrower’s ability to repay. The effect of the charge-offs on the ACL - loans was offset by provision expense on loans of $7.3 million for the year ended December 31, 2023. Reserves for unfunded commitments were reduced by $3.8 million, resulting in a net provision expense of $3.5 million as of December 31, 2023. As of December 31, 2022, the ACL - loans increased $16.6 million in connection with the Level One acquisition for CECL Day 1 purchased credit deteriorated (“PCD”) loans and provision expense of $14.0 million was recorded for CECL Day 1 non-PCD loans. Additionally, the reserve for unfunded commitments increased $2.8 million for CECL Day 1 unfunded commitments as of December 31, 2022. The Corporation did not recognize any provision expense during 2022 other than CECL Day 1 expense. Nonaccrual loans as of December 31, 2023 totaled $53.6 million, an increase of $11.3 million from December 31, 2022. The coverage ratio of ACL - Loans to nonaccrual loans is 382.5 percent at December 31, 2023. Additional details of the Corporation’s allowance methodology and asset quality are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s premises and equipment increased $16.8 million from December 31, 2022 primarily due to the $15.9 million purchase of an Indianapolis regional headquarters building in the third quarter of 2023.

The Corporation’s tax asset, deferred and receivable decreased from $111.2 million at December 31, 2022 to $99.9 million at December 31, 2023. The primary drivers of the decrease from December 31, 2022, were declines in the deferred tax asset for unrealized gains and losses on available for sale securities and the deferred tax asset related to loan losses, of $16.2 million and $6.8 million, respectively. These declines were offset by an increase of $16.5 million in the income tax refundable when compared to December 31, 2022.

The Corporation’s other assets increased $36.8 million from December 31, 2022. The Corporation’s continual investment in community redevelopment funds resulted in an increase of $37.8 million when compared to December 31, 2022. Additionally, the prepaid pension asset at December 31, 2023 increased by $4.1 million compared to the same period in 2022. Additional details of the Corporation’s investments in community redevelopment funds and pension plan are discussed in NOTE 10. QUALIFIED AFFORDABLE HOUSING INVESTMENTS and NOTE 19. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Corporation’s derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) decreased $13.7 million and $13.8 million respectively, from December 31, 2022. The decreases in valuations from December 31, 2022 were primarily driven by forward interest rate fluctuations, existing trades getting closer to maturity, terminations and maturities of existing trades which were partially offset by new production in 2023.

Deposits increased $438.7 million from December 31, 2022. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.5 percent of the deposit portfolio at December 31, 2023. Noninterest bearing deposits represents 16.9 percent of the deposit portfolio, which is a decline from December 31, 2022 of 22.1 percent. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. The Corporation experienced increases from December 31, 2022 in certificates and other time deposits of $100,000 or more of $666.4 million, other certificates and time deposits of $381.2 million and brokered certificates of deposit of $14.7 million. Demand and savings accounts decreased from December 31, 2022 by $482.9 million and $140.7 million, respectively.

The average account within the deposit portfolio totals only $34,000. Insured deposits totaled 72.1 percent of total deposits, with the State of Indiana’s Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 15.1 percent of deposits and the FDIC providing insurance to the remaining 57.0 percent. Only 27.9 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings decreased $285.2 million as of December 31, 2023, compared to December 31, 2022. Federal funds purchased and Federal Home Loan Bank advances decreased $171.6 million and $110.8 million, respectively, compared to December 31, 2022 as the Corporation utilized liquidity sources to pay down borrowings in 2023. Additionally, there was a decrease in securities sold under repurchase agreements of $10.1 million when compared to December 31, 2022. Slightly offsetting these decreases was a $7.3 million increase in subordinated debt and other borrowings due to a secured borrowing acquired in conjunction with the purchase of the Indianapolis regional headquarters building. Additional details of the Corporation’s borrowings are discussed within NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s other liabilities as of December 31, 2023 increased $25.8 million from the same period in 2022, primarily due to an increase in unfunded commitments related to the Corporation’s LIHTC partnerships $32.5 million. The increase in other liabilities was offset by a decrease in the derivative liability of $13.8 million, as noted in the other assets section above.

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory definition of “well-capitalized.” Details of the regulatory capital ratios are discussed within the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Adjusted net income available to common stockholders for the year ended 2022, excluding income on PPP loans and Level One acquisition-related expenses, was $243.4 million and adjusted diluted earnings per common share totaled $4.20, compared to $182.2 million and $3.38, respectively, for the year ended 2021. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2022, total assets equaled $18.0 billion, an increase of $2.5 billion from December 31, 2021. The Corporation acquired Level One on April 1, 2022, which added $2.5 billion in assets at acquisition. Details of the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cash and due from banks and interest-bearing deposits decreased from December 31, 2021 by $44.6 million and $348.1 million, respectively, as excess cash was used to fund organic loan growth. Total investment securities decreased $260.6 million from December 31, 2021. The net unrealized gain on the Corporation’s available for sale investment securities portfolio of $75.9 million at December 31, 2021 changed to a net unrealized loss of $296.7 million as of December 31, 2022. The change to a net unrealized loss position was due to changes in interest rates and not credit quality. Additional details of the changes in the Corporation’s investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s total loan portfolio grew $2.8 billion since December 31, 2021, of which, $1.6 billion was the result of the Level One acquisition. At acquisition, Level One’s loan portfolio included $43.5 million of PPP loans. As of December 31, 2022, the Corporation’s PPP loan portfolio, which included PPP loans from Level One, were primarily in the commercial and industrial loans class and totaled $4.7 million, a decrease of $145.3 million from the December 31, 2021 balance of $106.6 million plus the additional $43.5 million from Level One. Excluding the decline in PPP loans and the effect of Level One’s acquired loans at acquisition date, the Corporation experienced organic loan growth of $1.3 billion, or 13.9 percent since December 31, 2021. All loan classes experienced increases from December 31, 2021, with the exception of agricultural land, production and other loans to farmers, and the largest increases were in residential real estate, commercial and industrial loans and construction real estate. Additional details of the changes in the Corporation’s loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans totaled $223.3 million as of December 31, 2022 and equaled 1.86 percent of total loans, compared to $195.4 million and 2.11 percent of total loans at December 31, 2021.  The ACL - loans increased $16.6 million in connection with the Level One acquisition for CECL Day 1 PCD loans and provision expense of $14.0 million was recorded for CECL Day 1 non-PCD loans. Additionally, provision expense of $2.8 million was recorded for CECL Day 1 unfunded commitments, which increased other liabilities. The Corporation did not recognize any provision expense during 2022 and 2021 other than CECL Day 1 expense. During the year ended December 31, 2022, the Corporation recognized $2.7 million of net charge-offs, compared to net charge-offs of $9.3 million for the year ended December 31, 2021. Nonaccrual loans totaled $42.3 million, a decrease of $738,000 from December 31, 2021, but when considering the nonaccrual loans acquired from Level One of $9.4 million, nonaccruals decreased $10.1 million. The coverage ratio of ACL - Loans to nonaccrual loans is a robust 527.5 percent. Additional details of the Corporation’s allowance methodology and asset quality are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation’s other assets increased $145.4 million from December 31, 2021. The Corporation’s continual investment in community redevelopment funds resulted in an increase of $72.6 million when compared to December 31, 2021. Additionally, the Corporation’s derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) increased $51.9 million and $50.8 million, respectively, from December 31, 2021. The increase in valuations are due to an increase in the total notional amount outstanding, continual increases in the FOMC’s target fed funds rate resulting in higher nominal rates and increased forward rate expectations. The remaining increases in other assets relate to the Corporation’s investments in community redevelopment funds, which increased $16.0 million since December 31, 2021 and an increase of $3.9 million in receivables due to pending settlements related to asset sales. The Level One acquisition contributed to an increase in the right of use lease asset of $5.8 million related to the addition of Level One’s leased facilities and an increase in mortgage servicing rights of $3.4 million related to Level One’s mortgage servicing portfolio.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits increased $1.7 billion from December 31, 2021, of which, the acquisition of Level One contributed $1.9 billion in deposits. When excluding the deposits related to the acquisition, the Corporation experienced an organic deposit decline of $280.6 million, or 2.2 percent. Additional details regarding the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The majority of the organic deposit decline was due to decreases in nonmaturity deposits of $513.5 million, which was offset by increases in maturity deposits of $232.9 million when compared to December 31, 2021. Higher interest rates have resulted in customers migrating funds from nonmaturity products into maturity time deposit products.

Total borrowings increased $679.7 million as of December 31, 2022, compared to December 31, 2021. Federal funds purchased and Federal Home Loan Bank advances increased $171.6 million and $489.6 million, respectively, compared to December 31, 2021 as the Corporation utilized liquidity sources to fund organic loan growth. The Level One acquisition contributed to the increase in borrowings due to the assumption of $160.0 million of Federal Home Loan Bank advances and $32.6 million of subordinated debentures. Additional details of the Corporation’s borrowings are discussed within NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s other liabilities as of December 31, 2022 increased $92.2 million compared to December 31, 2021. As noted above, the Corporation continues to invest in community redevelopment funds and as a result the Corporation’s unfunded commitment liability increased by $63.9 million from December 31, 2021. Also as noted above, the derivative hedge liability increased $50.8 million from December 31, 2021. At December 31, 2021, the Corporation accrued $46.1 million of trade date accounting related to loan and investment securities purchases, of which, there was no accrual at December 31, 2022. The Corporation’s liability related to mortgages sold in the secondary market, but with the servicing retained, increased $11.6 million from December 31, 2021. The Level One acquisition contributed to an increase in the lease liability of $5.7 million related to the addition of Level One’s leased facilities and an additional $2.8 million for CECL Day 1 allowance for credit losses on off-balance sheet credit exposures recorded in liabilities.

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

NON-GAAP FINANCIAL MEASURES

The Corporation’s accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Corporation provides non-GAAP performance measures, which management believes are useful because they assist investors in assessing the Corporation’s performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure can be found in the following tables.

Adjusted earnings per share, excluding PPP loan income, acquisition-related expenses and non-core expenses, are meaningful non-GAAP financial measures for management, as they provide a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Corporation’s business, because management does not consider these items to be relevant to ongoing financial performance on a per share basis.

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation’s capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive gains (losses) in shareholder’s equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - non-GAAP
(Dollars In Thousands, Except Per Share Amounts)

	December 31, 2023	December 31, 2022	December 31, 2021
Net Income Available to Common Stockholders - GAAP	$221,911	$220,683	$205,531
Adjustments:
PPP loan income	(49)	(3,207)	(30,900)
Acquisition-related expenses	—	16,531	—
Acquisition-related provision expense	—	16,755	—
Non-core expenses [1]	12,682	—	—
Tax on adjustment	(3,078)	(7,376)	7,577
Adjusted Net Income Available to Common Stockholders - non-GAAP	$231,466	$243,386	$182,208

Average Diluted Common Shares Outstanding (in thousands)	59,489	57,950	53,984

Diluted Earnings Per Common Share - GAAP	$3.73	$3.81	$3.81
Adjustments:
PPP loan income	—	(0.06)	(0.57)
Acquisition-related expenses	—	0.28	—
Acquisition-related provision expense	—	0.30	—
Non-core expenses	0.21	—	—
Tax on adjustment	(0.05)	(0.13)	0.14
Adjusted Diluted Earnings Per Common Share - non-GAAP	$3.89	$4.20	$3.38
[1] Non-core expenses include one-time charges consisting of $6.3 million from early retirement and severance costs, $4.3 million from the FDIC special assessment, and $2.1 million from a lease termination.

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Total Stockholders' Equity (GAAP)	$2,247,713	$2,034,770
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(739,101)	(747,844)
Tangible common equity (non-GAAP)	$1,483,487	$1,261,801
Total assets (GAAP)	$18,405,887	$18,002,199
Less: Intangible assets (GAAP)	(739,101)	(747,844)
Tangible assets (non-GAAP)	$17,666,786	$17,254,355
Stockholders' Equity to Assets (GAAP)	12.21%	11.30%
Tangible common equity to tangible assets (non-GAAP)	8.40%	7.31%

Tangible common equity (non-GAAP)	$1,483,487	$1,261,801
Plus: Tax benefit of intangibles (non-GAAP)	5,819	7,702
Tangible common equity, net of tax (non-GAAP)	$1,489,306	$1,269,503
Common Stock outstanding (in thousands)	59,424	59,171
Book Value (GAAP)	$37.40	$33.96
Tangible book value - common (non-GAAP)	$25.06	$21.45

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	December 31, 2023	December 31, 2022	December 31, 2021
Average goodwill (GAAP)	$712,002	$671,485	$545,374
Average other intangibles (GAAP)	31,331	35,885	27,590
Average deferred tax on other intangibles (GAAP)	(6,731)	(7,567)	(5,452)
Intangible adjustment (non-GAAP)	$736,602	$699,803	$567,512
Average stockholders' equity (GAAP)	$2,127,262	$1,972,445	$1,866,632
Average preferred stock (GAAP)	(25,125)	(18,875)	(125)
Intangible adjustment (non-GAAP)	(736,602)	(699,803)	(567,512)
Average tangible capital (non-GAAP)	$1,365,535	$1,253,767	$1,298,995
Average assets (GAAP)	$18,186,507	$17,220,002	$14,830,397
Intangible adjustment (non-GAAP)	(736,602)	(699,803)	(567,512)
Average tangible assets (non-GAAP)	$17,449,905	$16,520,199	$14,262,885
Net income available to common stockholders (GAAP)	$221,911	$220,683	$205,531
Other intangible amortization, net of tax (GAAP)	6,907	6,537	4,540
Preferred stock dividend	1,875	1,406	—
Tangible net income available to common stockholders (non-GAAP)	$230,693	$228,626	$210,071
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$3.73	$3.81	$3.81
Diluted tangible net income available to common stockholders (non-GAAP)	$3.85	$3.95	$3.89
Ratios:
Return on average GAAP capital (ROE)	10.43%	11.19%	11.01%
Return on average tangible capital	16.76%	18.12%	16.17%
Return on average assets (ROA)	1.23%	1.29%	1.39%
Return on average tangible assets	1.32%	1.38%	1.47%

Return on average tangible capital is tangible net income available to common stockholders expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation’s earnings, comprising 83.8 percent of revenues for the year ended December 31, 2023. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2023, 2022, and 2021. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

Net interest margin, on an FTE basis, decreased 6 basis points to 3.35 percent for the year ended December 31, 2023 compared to 3.41 percent for the same period in 2022.

Average Balance Sheet
Average earning assets for the year ended December 31, 2023 increased $1.0 billion compared to the same period in 2022. The increase for the year ended December 31, 2023 when compared to the same period in 2022 was driven by a $1.4 billion increase in average loans as a result of organic loan growth primarily within the commercial and residential real estate loan portfolios. The increase in average loans was offset by a decrease in average investment securities of $489.3 million when compared to the same period in 2022, which was due to the Corporation selling $395.2 million of securities in 2023, in addition to not reinvesting cashflows into the investment securities portfolio, but rather using the liquidity to fund loan growth and pay down borrowings. The investment portfolio as a percentage of total assets is 20.8 percent at December 31, 2023, which is down from the same period in 2022 of 23.8 percent and down from the peak at December 31, 2021 of 29.3 percent. This reflects progress towards a more normalized earning asset mix.

Average interest-bearing deposits for the year ended December 31, 2023 increased $1.0 billion compared to the same period in 2022, with the largest increase in the certificates and other time deposit portfolio. Noninterest bearing deposits represents 16.9 percent of the deposit portfolio, which is a decline from the same period in 2022 of 22.1 percent. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. Noninterest bearing deposits act to mitigate deposit yield increases as interest rates rise.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average borrowings increased $223.1 million for the year ended December 31, 2023 compared to the same period of 2022 as the average balance of FHLB advances increased $243.2 million during 2023. Throughout 2022 and early 2023, the Corporation’s outstanding FHLB advances were increasing, which caused the year ended December 31, 2022 average balance to be less than the actual balance at December 31, 2022. After the March 2023 failures of Silicon Valley Bank and Signature Bank there was general uncertainty and concerns regarding the adequacy of liquidity in the banking sector as a whole. As a result, the Corporation utilized some cash flows from scheduled paydowns, maturities and sales of investment securities to pay down borrowings in the second half of 2023. This resulted in a higher average balance in 2023 when compared to 2022.

Interest Income/Expense and Average Yields
In the year ended December 31, 2023, FTE asset yields increased 146 basis points compared to the same period in 2022. The increase in interest income, on an FTE basis, of $288.2 million during the year ended December 31, 2023 compared to the same period in 2022 was primarily due to an increase in average earning assets, coupled with the FOMC’s interest rate increases of 525 basis points since March of 2022. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $8.1 million, which accounted for 5 basis points of net interest margin in the year ended December 31, 2023. Comparatively, the Corporation recognized fair value accretion on purchased loans of $10.1 million, which accounted for 6 basis points of net interest margin in the year ended December 31, 2022. The Corporation’s loan portfolio is 65.5 percent variable with 49.1 percent of the portfolio repricing within one month and 51.7 percent repricing within three months. Additionally, due to the FOMC interest rate increases in 2023 and 2022, the yields on new and renewed loans increased for the year ended December 31, 2023 compared to the same period in 2022.

Interest costs increased 195 basis points, which mitigated the 146 basis point increase in asset yields and resulted in a 49 basis point FTE decrease in net interest spread when compared to the same period in 2022. Interest costs increased during the year ended December 31, 2023 due to deposit pricing pressure and deposit portfolio mix changes as a result of customers migrating out of noninterest-bearing deposit products into interest-bearing deposit products.

Interest-bearing deposits and borrowing costs for the year ended December 31, 2023 were 2.56 percent and 3.81 percent, respectively, compared to 0.58 percent and 2.46 percent, respectively, during the same period in 2022. Total cost of funds was 267 basis points for the year ended December 31, 2023 compared to 72 basis points during the same period in 2022.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three-year period ended December 31, 2023.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2023			2022			2021
Assets:
Interest-bearing deposits	$431,581	$17,719	4.11%	$296,863	$2,503	0.84%	$521,637	$634	0.12%
Federal Home Loan Bank stock	41,319	3,052	7.39	35,580	1,176	3.31	28,736	597	2.08
Investment securities: (1)
Taxable	1,854,438	35,207	1.90	2,056,586	38,354	1.86	1,751,910	29,951	1.71
Tax-exempt (2)	2,366,475	73,566	3.11	2,653,611	85,292	3.21	2,106,180	70,039	3.33
Total Investment Securities	4,220,913	108,773	2.58	4,710,197	123,646	2.63	3,858,090	99,990	2.59
Loans held for sale	21,766	1,292	5.94	14,715	692	4.70	19,190	747	3.89
Loans: (3)
Commercial	8,519,706	603,611	7.08	7,877,271	380,621	4.83	6,818,968	276,368	4.05
Real estate mortgage	2,035,488	82,183	4.04	1,471,802	51,853	3.52	916,314	34,783	3.80
Installment	830,006	60,751	7.32	785,520	37,302	4.75	683,925	26,111	3.82
Tax-exempt (2)	891,008	40,448	4.54	793,743	31,803	4.01	732,253	27,987	3.82
Total Loans	12,297,974	788,285	6.41	10,943,051	502,271	4.59	9,170,650	365,996	3.99
Total Earning Assets	16,991,787	917,829	5.40%	15,985,691	629,596	3.94%	13,579,113	467,217	3.44%
Total Non-earning Assets	1,194,720			1,234,311			1,251,284
Total Assets	$18,186,507			$17,220,002			$14,830,397
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,435,733	$138,012	2.54%	$5,206,131	$32,511	0.62%	$4,769,482	$14,512	0.30%
Money market deposits	2,884,271	83,777	2.90	2,915,397	19,170	0.66	2,351,803	3,203	0.14
Savings deposits	1,694,230	14,606	0.86	1,927,122	5,019	0.26	1,754,972	1,886	0.11
Certificates and other time deposits	1,923,268	69,697	3.62	881,176	6,239	0.71	783,733	3,718	0.47
Total Interest-bearing Deposits	11,937,502	306,092	2.56	10,929,826	62,939	0.58	9,659,990	23,319	0.24
Borrowings	1,111,472	42,394	3.81	888,392	21,864	2.46	639,791	12,633	1.97
Total Interest-bearing Liabilities	13,048,974	348,486	2.67	11,818,218	84,803	0.72	10,299,781	35,952	0.35
Noninterest-bearing deposits	2,783,996			3,268,417			2,516,241
Other liabilities	226,275			160,922			147,743
Total Liabilities	16,059,245			15,247,557			12,963,765
Stockholders' Equity	2,127,262			1,972,445			1,866,632
Total Liabilities and Stockholders' Equity	$18,186,507	348,486		$17,220,002	84,803		$14,830,397	35,952
Net Interest Income (FTE)		$569,343			$544,793			$431,265
Net Interest Spread (FTE) (4)			2.73%			3.22%			3.09%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.40%			3.94%			3.44%
Interest Expense / Average Earning Assets			2.05%			0.53%			0.26%
Net Interest Margin (FTE) (5)			3.35%			3.41%			3.18%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2023, 2022 and 2021. These totals equal $23.9 million, $24.6 million and $20.6 million, respectively.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $105.6 million in 2023, a decrease of $2.3 million, or 2.2 percent, from 2022. The decrease was primarily due to $6.9 million in net losses realized on the sale of $395.2 million of available for sale securities during the year ended December 31, 2023, compared to $1.2 million in net realized gains during the year ended December 31, 2022. Additionally, gains on life insurance benefits decreased $2.9 million during the year ended December 31, 2023 compared to 2022.

Offsetting these declines was an increase of $5.6 million in net gains and fees on sales of loans. Service charges on deposit accounts increased $2.5 million from 2022, primarily due to the Level One acquisition in the second quarter of 2022.

Noninterest income totaled $107.9 million in 2022, a decrease of $1.4 million, or 1.3 percent, from 2021. Customer related line items where decreases were experienced included net gains and fees on sales of loans of $9.6 million due to lower mortgage origination volume in 2022 compared to 2021, in addition to the $2.9 million gain on the portfolio mortgage loan sale that occurred in the second quarter of 2021, and in derivative hedge fees which decreased $0.5 million due to the rising interest rate environment. Offsetting these decreases were increases in customer related line items, which totaled $10.2 million, with the most significant increases experienced in service charges on deposit accounts, card payment fees, and fiduciary and wealth management fees, which were all influenced by the larger customer base from the Level One acquisition on April 1, 2022. Net realized gains on sales of available for sale securities decreased $4.5 million from 2021 and other income decreased $1.1 million in 2022, when compared to 2021, primarily as a result of a $1.9 million write-down of an equity investment in the third quarter of 2022. Finally, gains on life insurance benefits of $6.0 million increased $3.8 million from 2021 as a result of increased BOLI death benefits.

Details of the Level One acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

NONINTEREST EXPENSES

Noninterest expense totaled $388.3 million in 2023, an increase of $32.6 million, or 9.2 percent from 2022. The largest increase of $21.9 million was in salaries and employee benefits which resulted primarily from the addition of Level One staff for the full year ended December 31, 2023 as compared to only nine months of 2022, and charges of $6.3 million from employee early retirement and severance costs during the fourth quarter of 2023. In addition, occupancy and equipment expenses in 2023 increased by $3.8 million from 2022 as a result of the larger franchise footprint, and a $2.1 million expense from a lease termination during the fourth quarter. The Corporation continues to invest in customer-facing digital solutions that contributed to increases in outside data processing expenses of $3.5 million. FDIC assessments increased $4.4 million in 2023 from 2022 due to an FDIC special assessment of $4.3 million. The increase in other real estate and foreclosure expenses of $2.5 million, when compared to the year ended December 31, 2022, was the result of higher property value write-downs, higher forced-placed insurance expenses, and less credit-related expense recoveries. The increase in other expenses is primarily due to higher customer-related contingent losses during the year ended December 31, 2023 as compared to the year ended December 31, 2022. These increases were offset by a $5.5 million decrease in professional and other outside services due primarily to $7.1 million of expenses related to Level One acquisition that were recorded in 2022.

Noninterest expense totaled $355.7 million in 2022, an increase of $76.5 million, or 27.4 percent from 2021. Level One acquisition-related costs in 2022 totaled $16.5 million, of which $7.1 million was in professional and other outside services, $6.0 million was reflected in salaries and employee benefits, and $2.2 million in equipment expenses and outside data processing expenses. The acquisition-related expenses were primarily contract termination charges, core system conversion expenses, transaction advisory services, and employee retention bonuses and severance. Additionally, $20.0 million of post-acquisition noninterest expenses related to Level One operations were recorded during 2022, which primarily included $13.8 million in salaries and employee benefits and $3.1 million in net occupancy expenses. In addition to the salary and benefits expense increases related to the acquisition of Level One, merit and incentive expense increases contributed to the overall $39.9 million increase in salaries and employee benefits for 2022 compared to 2021. Increases in other expenses of $7.4 million, in 2022 over 2021, were driven by higher customer-related contingent losses, increased customer related travel and entertainment expenses, and increased mortgage servicing rights amortization. Equipment and outside data processing expenses increased $4.5 million and $3.4 million, respectively, as the Corporation’s investment in customer-facing digital solutions in 2022, such as online account origination, resulted in increased software costs when compared to 2021. As the Bank continues to grow both organically and via acquisition, FDIC assessments have increased $4.0 million when compared to 2021. Finally, intangible asset amortization increased $2.5 million due to the core deposit intangible and non-compete amortization related to the Level One acquisition.

Details of the Level One acquisition can be found in NOTE 2. ACQUISITIONS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

INCOME TAXES

The Corporation’s federal statutory income tax rate for 2023 is 21 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company operates. The Corporation’s effective tax rate, which was 13.7 percent in 2023 and 13.1 percent in 2022, is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries operating in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, and tax-exempt earnings from bank-owned life insurance contracts.

Income tax expense in 2023 was $35.4 million on pre-tax income of $259.2 million, or 13.7 percent. For 2022, income tax expense was $33.6 million on pre-tax income of $255.7 million, or 13.1 percent. The higher effective income tax rate in 2023 compared to 2022 was primarily driven by decreases in tax-exempt earnings and gains on life insurance, which are also non-taxable. The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 20. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s tax asset, deferred and receivable decreased from $111.2 million at December 31, 2022 to $99.9 million at December 31, 2023, which included the Corporation’s net deferred tax asset decreasing from $109.5 million at December 31, 2022 to $84.7 million at December 31, 2023. The $24.8 million decrease in the Corporation’s net deferred tax asset was primarily due to accounting for unrealized gains and losses on available for sale securities and accounting for loan losses.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at December 31, 2023 and 2022. During the twelve months ended December 31, 2023, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), equal to $1.9 million. During the twelve months ended December 31, 2022, the Corporation declared and paid dividends of $140.64 per share (equivalent to $1.41 per depositary share), equal to $1.4 million. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation’s outstanding shares at the time the program became effective. As of December 31, 2023 and 2022, the Corporation had approximately 2.7 million shares at an aggregate value of $74.5 million available to repurchase under the program. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during 2022 or 2023.

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

Regulatory Capital
Capital adequacy is an important indicator of financial stability and performance. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by four ratios that are calculated according to the regulations: total risk-based capital, tier 1 risk-based capital, CET1, and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and common equity tier 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2023, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s and Bank’s actual and required capital ratios as of December 31, 2023 and December 31, 2022 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,021,124	13.67%	$1,552,685	10.50%	N/A	N/A
First Merchants Bank	1,931,810	13.06	1,553,600	10.50	$1,479,619	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,703,626	11.52%	$1,256,935	8.50%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,257,676	8.50	$1,183,695	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,626	11.35%	$1,035,123	7.00%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,035,733	7.00	$961,752	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,703,626	9.64%	$707,091	4.00%	N/A	N/A
First Merchants Bank	1,746,299	9.89	706,331	4.00	$882,913	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,882,254	13.08%	$1,511,230	10.50%	N/A	N/A
First Merchants Bank	1,822,296	12.65	1,513,064	10.50	$1,441,014	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,558,281	10.83%	$1,223,377	8.50%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,224,862	8.50	$1,152,811	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,533,281	10.65%	$1,007,487	7.00%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,008,710	7.00	$936,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,558,281	9.10%	$684,758	4.00%	N/A	N/A
First Merchants Bank	1,641,210	9.60	683,680	4.00	$854,600	5.00%

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
As a result, effective with the April 1, 2022 consummation of the Level One merger, the Corporation began reflecting all of its trust preferred securities, of $49.1 million, as tier 2 capital.

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65 million. As of December 31, 2023 the Corporation began the five year phase out (at a rate of 20 percent per year) as defined in the Basel III capital rules, which resulted in a reduction of $13 million in tier 2 capital.

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of GAAP measures to regulatory measures (non-GAAP) are detailed in the following table for the periods indicated.

	December 31, 2023		December 31, 2022
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,247,713	$2,291,788	$2,034,770	$2,119,316
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	175,970	174,103	239,151	237,094
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(731,315)	(730,867)	(738,206)	(737,758)
Add: Modified CECL Transition Amount	11,514	11,514	23,028	23,028
Less: Disallowed Deferred Tax Assets	(131)	(114)	(337)	(345)
Total tier 1 Capital (Regulatory)	1,703,626	1,746,299	1,558,281	1,641,210
Qualifying Subordinated Debentures	132,174	—	143,103	—
Allowance for Loan Losses Includible in tier 2 Capital	185,324	185,511	180,870	181,086
Total Risk-Based Capital (Regulatory)	$2,021,124	$1,931,810	$1,882,254	$1,822,296

Net Risk-Weighted Assets (Regulatory)	$14,787,474	$14,796,189	$14,392,671	$14,410,136
Average Assets (Regulatory)	$17,677,268	$17,658,269	$17,118,953	$17,092,008

Total Risk-Based Capital Ratio (Regulatory)	13.67%	13.06%	13.08%	12.65%
Tier 1 Capital to Risk-Weighted Assets (Regulatory)	11.52%	11.80%	10.83%	11.39%
Tier 1 Capital to Average Assets (Regulatory)	9.64%	9.89%	9.10%	9.60%

Common Equity tier 1 Capital Ratio
Total tier 1 Capital (Regulatory)	$1,703,626	$1,746,299	$1,558,281	$1,641,210
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
Common Equity tier 1 Capital (Regulatory)	$1,678,626	$1,746,299	$1,533,281	$1,641,210

Net Risk-Weighted Assets (Regulatory)	$14,787,474	$14,796,189	$14,392,671	$14,410,136
Common Equity tier 1 Capital Ratio (Regulatory)	11.35%	11.80%	10.65%	11.39%

(1) Includes net unrealized gains or losses on available for sale securities, net gains or losses on cash flow hedges, and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

In management’s view, certain non-GAAP financial measures, when taken together with the corresponding GAAP financial measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP financial measures and ratios in assessing our operating results and related trends, and when forecasting future periods. However, these non-GAAP financial measures should be considered in addition to, and not a substitute for or preferable to, financial measures and ratios presented in accordance with GAAP.

The Corporation’s tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation’s use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.40 percent at December 31, 2023, and 7.31 percent at December 31, 2022. The increase in tangible common equity and tangible assets is primarily due to earnings growth and the recapture or increase in mark-to-market values associated with the available for sale investment securities portfolio. At December 31, 2023 and 2022, the Corporation had net unrealized losses of $219.7 million and $296.7 million, respectively, due to interest rate changes and not due to credit quality.

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation’s capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but retain the effect of accumulated other comprehensive gains (losses) in shareholder’s equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at December 31, 2023 and December 31, 2022.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Quality

The quality of the loan portfolio and the amount of nonperforming loans may increase or decrease as a result of acquisitions, organic portfolio growth, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors such as economic conditions, or internal factors specific to a particular borrower, such as the actions of a customer’s internal management.

At December 31, 2023, nonperforming loans totaled $53.6 million, an increase of $11.0 million from December 31, 2022. Non-accrual loans totaled $53.6 million at December 31, 2023, an increase of $11.3 million from December 31, 2022. The primary increase was in the residential portfolio of $11.5 million.

Other real estate owned and repossessions, totaling $4.8 million at December 31, 2023, decreased $1.6 million from December 31, 2022. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

The Corporation’s nonperforming assets plus accruing loans 90 days or more delinquent and individually evaluated loans are presented in the table below.

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Nonperforming assets:
Nonaccrual loans	$53,580	$42,324
Renegotiated loans(1)	—	224
Nonperforming loans (NPL)	53,580	42,548
OREO and Repossessions	4,831	6,431
Nonperforming assets (NPA)	58,411	48,979
Loans 90-days or more delinquent and still accruing	172	1,737
NPAs and loans 90-days or more delinquent	$58,583	$50,716
(1) As a result of the adoption of ASU 2022-02 on January 1, 2023, the renegotiated classification is no longer applicable.

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table.

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$9,136	$4,439
Agricultural land, production and other loans to farmers	58	54
Real estate loans
Construction	520	12
Commercial real estate, non-owner occupied	16,652	25,494
Commercial real estate, owner occupied	3,041	3,550
Residential	25,178	14,315
Home equity	3,945	2,742
Individual's loans for household and other personal expenditures	19	110
Public finance and other commercial loans	34	—
Nonperforming assets and loans 90-days or more delinquent	$58,583	$50,716

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The Corporation adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2021. CECL replaces the previous “incurred loss” model with an “expected loss” model of measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable economic forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization’s portfolio. Additional details of the Corporation’s methodology for measuring expected credit losses on loans is discussed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The Corporation’s total loan balance, excluding loans held for sale, increased $482.1 million, ending December 31, 2023 at $12.5 billion. At December 31, 2023, the allowance for credit losses totaled $204.9 million, which represents a decrease of $18.3 million from December 31, 2022. The allowance decreased primarily due to $25.6 million of net charge-offs during the twelve months ended December 31, 2023. The increase in net charge-offs was primarily related to two large commercial and industrial charge-offs of $13.7 million and $5.4 million in the third quarter of 2023. The larger charge-off involved fraudulent activity by the borrower and was idiosyncratic in nature and not indicative of a larger portfolio credit issue. As a percentage of loans, the allowance for credit losses was 1.64 percent at December 31, 2023, compared to 1.86 percent at December 31, 2022 and 2.11 percent at December 31, 2021. The Corporation deems the current estimate for loan portfolio credit exposure as appropriate.

The Corporation’s credit loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2023	2022	2021
Allowance for credit losses:
Balances, December 31, 2022	$223,277	$195,397	$130,648
Impact of adopting ASC 326	—	—	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	—	—	204,703
Loans charged off	28,039	6,601	11,884
Recoveries on loans	2,396	3,927	2,578
Net charge-offs	25,643	2,674	9,306
Provision for credit losses - loans	7,300	—	—
CECL Day 1 non-PCD provision for credit losses	—	13,955	—
CECL Day 1 PCD ACL	—	16,599	—
Ending balance, December 31, 2023	$204,934	$223,277	$195,397
Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.02%	0.10%
Ratio of allowance for credit losses - loans to nonaccrual loans	382.5%	527.5%	453.8%
Ratio of allowance for credit losses - loans to total loans outstanding	1.64%	1.86%	2.11%

In 2023, there was $7.3 million in provision for credit losses - loans, which was offset by a reserve release of $3.8 million related to the allowance for unfunded commitments, resulting in a net provision expense for the year ended December 31, 2023 of $3.5 million. In 2022, the Corporation recorded a $14.0 million provision for credit losses for loans and a $2.8 million provision for credit losses for unfunded commitments, both were related to the Level One acquisition, which resulted in provision expense for the year ended December 31, 2022 of $16.8 million.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs totaling $25.6 million, $2.7 million, and $9.3 million were recognized for the twelve months ended December 31, 2023, 2022, and 2021, respectively. For the twelve months ended December 31, 2023, there were three individual charge-offs greater than $500,000 that totaled $21.2 million. For the twelve months ended December 31, 2023, there were not any individual recoveries greater than $500,000. For the twelve months ended December 31, 2022, there was one individual charge-off greater than $500,000 that totaled $2.8 million. For the twelve months ending December 31, 2022, there were two individual recoveries greater than $500,000 that totaled $1.2 million. For the twelve months ended December 31, 2021, there were four individual charge-offs greater than $500,000 that totaled $9.0 million. For the twelve months ending 2021, there were not any individual recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the twelve months ended December 31, 2023, 2022, and 2021 are reflected in the following table.

(Dollars in Thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net charge-offs:
Commercial and industrial loans	$22,269	$347	$5,185
Agricultural land, production and other farm loans	—	(4)	(60)
Real estate loans
Construction	—	(863)	5
Commercial real estate, non-owner occupied	20	2,817	3,334
Commercial real estate, owner occupied	36	(896)	619
Residential	471	(4)	(283)
Home equity	1,856	526	157
Individuals loans for household and other personal expenditures	991	751	349
Total net charge-offs	$25,643	$2,674	$9,306

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on nonperforming loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The allowance for credit losses remains robust, along with $23.2 million of fair value accretion remaining on the acquired portfolio. The
Corporation continues to monitor economic forecast changes, loan growth and credit quality to determine provision needs in the future.

GOODWILL

During the fourth quarter of 2023 and 2022, the Corporation performed its annual goodwill impairment testing and in each valuation, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill was not impaired as of either date. The Level One acquisition on April 1, 2022 resulted in $166.6 million of goodwill. Details regarding the Level One acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.6 billion at December 31, 2023, a decrease of $349.5 million, or 17.7 percent, from December 31, 2022. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $3.0 million at December 31, 2023. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as funding sources. At December 31, 2023, total borrowings from the FHLB were $712.9 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at December 31, 2023 was $664.9 million and $804.6 million, respectively.

In March 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”). The BTFP is a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of December 31, 2023, the Bank had borrowing capacity of $388.8 million and no outstanding balance from the BTFP facility. The Federal Reserve has announced it will discontinue making new loans as scheduled on March 11, 2024.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation and the Bank receive outside credit ratings from Moody’s. Both the Corporation and the Bank currently have Issuer Ratings of Baa1. Additionally, the Bank has a Baseline Credit Assessment Rating of a3. Management considers these ratings to be indications of a sound capital base and strong liquidity and believes that these ratings would help ensure the ready marketability of its commercial paper. Because of the Corporation’s and Bank’s current levels of long-term debt, management believes it could generate additional liquidity from various sources should the need arise.

The following table presents the Corporation’s material cash requirements from known contractual and other obligations at December 31, 2023:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,482,295	$—	$12,482,295
Certificates and other time deposits	2,185,566	153,592	2,339,158
Securities sold under repurchase agreements	157,280	—	157,280
Federal Home Loan Bank advances	60,000	652,852	712,852
Subordinated debentures and term loans	1,330	157,314	158,644
Total	$14,886,471	$963,758	$15,850,229

For further details related to the Corporation’s deposits and borrowings, see NOTE 11. DEPOSITS and NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Summarized credit-related financial instruments at December 31, 2023 are as follows:

(Dollars in Thousands)	December 31, 2023
Amounts of Commitments:
Loan commitments to extend credit	$5,025,790
Standby letters of credit	65,580
$5,091,370

Since many of the commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK

Asset/Liability management has been an important factor in the Corporation’s ability to record consistent earnings growth through periods of interest rate volatility and product deregulation. Management and the Board of Directors monitor the Corporation’s liquidity and interest sensitivity positions at regular meetings to review how changes in interest rates may affect earnings.  Decisions regarding investment and the pricing of loan and deposit products are made after analysis of reports designed to measure liquidity, rate sensitivity, the Corporation’s exposure to changes in net interest income given various rate scenarios and the economic and competitive environments.

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation’s liquidity and interest sensitivity position at December 31, 2023 remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2023.

	December 31, 2023
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$436,080	$—	$—	$—	$436,080
Investment securities	122,989	108,133	1,044,208	2,536,034	3,811,364
Loans	7,021,150	628,068	3,416,884	1,419,925	12,486,027
Federal Home Loan Bank stock	—	—	41,769	—	41,769
Total rate-sensitive assets	$7,580,219	$736,201	$4,502,861	$3,955,959	$16,775,240
Rate-Sensitive Liabilities:
Interest-bearing deposits	$11,040,164	$1,129,140	$150,803	$1,284	$12,321,391
Federal funds purchased	—	—	—	—	—
Securities sold under repurchase agreements	157,280	—	—	—	157,280
Federal Home Loan Bank advances	50,000	10,000	635,000	17,852	712,852
Subordinated debentures and term loans	120,269	—	—	38,375	158,644
Total rate-sensitive liabilities	$11,367,713	$1,139,140	$785,803	$57,511	$13,350,167
Interest rate sensitivity gap by period	$(3,787,494)	$(402,939)	$3,717,058	$3,898,448
Cumulative rate sensitivity gap	$(3,787,494)	$(4,190,433)	$(473,375)	$3,425,073
Cumulative rate sensitivity gap ratio
at December 31, 2023	66.7%	66.5%	96.4%	125.7%
at December 31, 2022	63.3%	63.7%	95.4%	131.3%

The Corporation had a cumulative negative gap of $4.2 billion in the one-year horizon at December 31, 2023, or 22.9 percent of total assets.

Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. The Corporation’s asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a twelve-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings of the Corporation.

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, such as savings, money market, interest-bearing and demand deposits, reflect management’s best estimate of expected future behavior. Historical retention rate assumptions are applied to nonmaturity deposits for modeling purposes.

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of December 31, 2023 and 2022, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2023 and 2022. The change from the base case represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	December 31, 2023	December 31, 2022
Rising 200 basis points from base case	4.0%	2.8%
Falling 100 basis points from base case	(5.0)%	(2.3)%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds (repurchase agreements, FHLB advances, subordinated debentures and term loans) at December 31, 2023 and 2022.

	December 31,	December 31,
(Dollars in Thousands)	2023	2022
Deposits:
Demand deposits	$7,965,862	$8,448,797
Savings deposits	4,516,433	4,657,140
Certificates and other time deposits of $100,000 or more	1,408,985	742,539
Other certificates and time deposits	849,906	468,712
Brokered certificates of deposits	80,267	65,557
Total deposits	14,821,453	14,382,745
Federal funds purchased	—	171,560
Securities sold under repurchase agreements	157,280	167,413
Federal Home Loan Bank advances	712,852	823,674
Subordinated debentures and term loans	158,644	151,298
	$15,850,229	$15,696,690

Deposits increased $438.7 million from December 31, 2022. The majority of the organic deposit growth was due to increases in maturity deposits of $1.1 billion, which was offset by decreases in nonmaturity deposits of $623.6 million when compared to December 31, 2022. Higher interest rates have resulted in customers migrating funds from nonmaturity products into maturity time deposit products.

Federal Home Loan Bank advances decreased $110.8 million compared to December 31, 2022 as the Corporation utilized increased liquidity to pay down FHLB advances in order to increase borrowing capacity. Further discussion regarding FHLB advances is included in NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10K and Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

Subordinated debentures and term loans increased $7.3 million compared to December 31, 2022. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent and had a balance of $7.3 million as of December 31, 2023. During the fourth quarter of 2023, the Corporation issued notice to the holders of the 6.75 percent Fixed-to-Floating Subordinated Debt Notes (“Subordinated Debt”) that it intends to exercise its rights to redeem $40.0 million in principal. The redemption was permitted under the optional redemption provisions of the Subordinated Note Certificate representing the Subordinated Debt and occurred in the first quarter of 2024 on the scheduled interest payment date. Additional details regarding the subordinated debentures and other borrowings are discussed within NOTE 12. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10K.

INFLATION

The Corporation’s financial statements are presented in accordance with GAAP, which requires the measurement of financial position and operating results primarily in terms of historic dollar values. Changes in the purchasing power of money due to inflation are generally not considered. Historically, changes in interest rates have affected the financial condition of this financial institution to a far greater degree than changes in the inflation rate. However, with inflation receding, the impact to the financial institution is lower but still reflective of higher labor and vendor costs. During 2023, the Federal Reserve continued the tightening of monetary policy to address inflation by increasing the target federal funds rate by 100 basis points. As a result, the Corporation’s sensitivity to interest rate changes are presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”. Finally, the increase in interest rates can impact consumer spending as goods and services cost more thereby causing deposit balances to decline. In addition, the Corporation’s loan growth could moderate as customers respond to the impact of higher interest rates, high costs and a slowing economy.

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

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (the “Corporation”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion.

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

Allowance for Credit Losses

As described in Note 5 to the consolidated financial statements, the Corporation’s allowance for credit losses (ACL) on loans was $204.9 million at December 31, 2023. The ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Corporation’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

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
Indianapolis, Indiana
February 29, 2024

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2023	2022
ASSETS
Cash and due from banks	$112,649	$122,594
Interest-bearing deposits	436,080	126,061
Investment securities available for sale	1,627,112	1,976,661
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,870,374 and $1,907,865)	2,184,252	2,287,127
Loans held for sale	18,934	9,094
Loans	12,486,027	12,003,894
Less: Allowance for credit losses - loans	(204,934)	(223,277)
Net loans	12,281,093	11,780,617
Premises and equipment	133,896	117,118
Federal Home Loan Bank stock	41,769	38,525
Interest receivable	97,664	85,070
Other intangibles	27,099	35,842
Goodwill	712,002	712,002
Cash surrender value of life insurance	306,301	308,311
Other real estate owned	4,831	6,431
Tax asset, deferred and receivable	99,883	111,222
Other assets	322,322	285,524
TOTAL ASSETS	$18,405,887	$18,002,199
LIABILITIES
Deposits:
Noninterest-bearing	$2,500,062	$3,173,417
Interest-bearing	12,321,391	11,209,328
Total Deposits	14,821,453	14,382,745
Borrowings:
Federal funds purchased	—	171,560
Securities sold under repurchase agreements	157,280	167,413
Federal Home Loan Bank advances	712,852	823,674
Subordinated debentures and other borrowings	158,644	151,298
Total Borrowings	1,028,776	1,313,945
Interest payable	18,912	7,530
Other liabilities	289,033	263,209
Total Liabilities	16,158,174	15,967,429
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 shares
Issued and outstanding - 125 shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 59,424,122 and 59,170,583 shares	7,428	7,396
Additional paid-in capital	1,236,506	1,228,626
Retained earnings	1,154,624	1,012,774
Accumulated other comprehensive loss	(175,970)	(239,151)
Total Stockholders' Equity	2,247,713	2,034,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,405,887	$18,002,199

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2023	December 31, 2022	December 31, 2021
INTEREST INCOME
Loans receivable:
Taxable	$747,837	$470,468	$338,009
Tax-exempt	31,954	25,124	22,110
Investment securities:
Taxable	35,207	38,354	29,951
Tax-exempt	58,117	67,381	55,331
Deposits with financial institutions	17,719	2,503	634
Federal Home Loan Bank stock	3,052	1,176	597
Total Interest Income	893,886	605,006	446,632
INTEREST EXPENSE
Deposits	306,092	62,939	23,319
Federal funds purchased	1,421	1,302	5
Securities sold under repurchase agreements	3,451	1,136	314
Federal Home Loan Bank advances	27,206	11,417	5,672
Subordinated debentures and other borrowings	10,316	8,009	6,642
Total Interest Expense	348,486	84,803	35,952
NET INTEREST INCOME	545,400	520,203	410,680
Provision for credit losses	3,500	16,755	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	541,900	503,448	410,680
NONINTEREST INCOME
Service charges on deposit accounts	30,837	28,371	23,571
Fiduciary and wealth management fees	30,840	29,688	28,362
Card payment fees	18,862	20,207	16,619
Net gains and fees on sales of loans	15,659	10,055	19,689
Derivative hedge fees	3,385	3,388	3,850
Other customer fees	1,880	1,935	1,490
Increase in cash surrender value of life insurance	5,320	5,210	4,873
Gains on life insurance benefits	3,027	5,964	2,187
Net realized gains (losses) on sales of available for sale securities	(6,930)	1,194	5,674
Other income	2,722	1,929	3,008
Total Noninterest Income	105,602	107,941	109,323
NONINTEREST EXPENSES
Salaries and employee benefits	228,745	206,893	166,995
Net occupancy	29,859	26,211	23,326
Equipment	24,113	23,945	19,401
Marketing	7,427	7,708	5,762
Outside data processing fees	25,165	21,682	18,317
Printing and office supplies	1,552	1,588	1,217
Intangible asset amortization	8,743	8,275	5,747
FDIC assessments	14,674	10,235	6,243
Other real estate owned and foreclosure expenses	3,318	823	992
Professional and other outside services	16,172	21,642	11,913
Other expenses	28,502	26,713	19,300
Total Noninterest Expenses	388,270	355,715	279,213
INCOME BEFORE INCOME TAX	259,232	255,674	240,790
Income tax expense	35,446	33,585	35,259
NET INCOME	223,786	222,089	205,531
Preferred stock dividends	1,875	1,406	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$221,911	$220,683	$205,531

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic	$3.74	$3.83	$3.82
Diluted	$3.73	$3.81	$3.81

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net income	$223,786	$222,089	$205,531
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	70,084	(371,299)	(30,042)
Reclassification adjustment for (gain) loss included in net income	6,930	(1,194)	(5,674)
Tax effect	(16,173)	78,224	7,502
Net of tax	60,841	(294,269)	(28,214)

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	(179)	479	138
Reclassification adjustment for (gain) loss included in net income	15	521	1,044
Tax effect	34	(210)	(248)
Net of tax	(130)	790	934

Defined benefit pension plans:
Net gain (loss) arising during the period	3,045	(1,076)	9,482
Reclassification adjustment for amortization of prior service cost	82	82	84
Tax effect	(657)	209	(2,009)
Net of tax	2,470	(785)	7,557
Total other comprehensive income (loss), net of tax	63,181	(294,264)	(19,723)
Comprehensive income (loss)	$286,967	$(72,175)	$185,808
See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2020	125	$125	—	$—	53,922,359	$6,740	$1,005,366	$788,578	$74,836	$1,875,645
Cumulative effect of ASC 326 adoption	—	$—	—	$—	—	$—	$—	$(68,040)	$—	(68,040)
Balance, January 1, 2021	125	$125	—	$—	53,922,359	$6,740	$1,005,366	$720,538	$74,836	$1,807,605
Comprehensive income:
Net income	—	—	—	—	—	—	—	205,531	—	205,531
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(19,723)	(19,723)
Cash dividends on common stock ($1.13 per share)	—	—	—	—	—	—	—	(61,230)	—	(61,230)
Repurchases of common stock	—	—	—	—	(646,102)	(81)	(25,363)	—	—	(25,444)
Share-based compensation	—	—	—	—	94,510	12	4,750	—	—	4,762
Stock issued under employee benefit plans	—	—	—	—	16,507	2	603	—	—	605
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	43,861	5	1,875	—	—	1,880
Stock options exercised	—	—	—	—	17,300	2	196	—	—	198
Restricted shares withheld for taxes	—	—	—	—	(38,024)	(4)	(1,609)	—	—	(1,613)
Balances, December 31, 2021	125	$125	—	$—	53,410,411	$6,676	$985,818	$864,839	$55,113	$1,912,571
Comprehensive loss:
Net income	—	—	—	—	—	—	—	222,089	—	222,089
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(294,264)	(294,264)
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.25 per share)	—	—	—	—	—	—	—	(72,748)	—	(72,748)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	118,046	15	4,637	—	—	4,652
Stock issued under employee benefit plans	—	—	—	—	20,267	3	703	—	—	706
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	50,559	6	2,050	—	—	2,056
Stock options exercised	—	—	—	—	22,000	3	355	—	—	358
Restricted shares withheld for taxes	—	—	—	—	(39,662)	(6)	(1,627)	—	—	(1,633)
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	223,786	—	223,786
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	63,181	63,181
Cash dividends on preferred stock ($187.52 per share)	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Cash dividends on common stock ($1.34 per share)	—	—	—	—	—	—	—	(80,061)	—	(80,061)
Share-based compensation	—	—	—	—	133,877	17	5,141	—	—	5,158
Stock issued under employee benefit plans	—	—	—	—	27,902	3	751	—	—	754
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	67,135	8	2,172	—	—	2,180
Stock options exercised	—	—	—	—	65,025	8	1,102	—	—	1,110
Restricted shares withheld for taxes	—	—	—	—	(40,400)	(4)	(1,286)	—	—	(1,290)
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2023	2022	2021
Cash Flow From Operating Activities:
Net income	$223,786	$222,089	$205,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,500	16,755	—
Depreciation and amortization	11,711	11,815	10,701
Change in deferred taxes	6,599	9,065	6,983
Share-based compensation	5,158	4,652	4,762
Loans originated for sale	(793,125)	(251,306)	(548,742)
Proceeds from sales of loans held for sale	791,764	265,723	557,744
Gains on sales of loans held for sale	(8,479)	(4,373)	(16,223)
Net (gains) losses on sales of securities available for sale	6,930	(1,194)	(5,674)
Increase in cash surrender of life insurance	(5,320)	(5,210)	(4,873)
Gains on life insurance benefits	(3,027)	(5,964)	(2,187)
Change in interest receivable	(12,594)	(20,695)	(3,239)
Change in interest payable	11,382	3,703	(525)
Operating lease right-of-use abandonment	2,083	—	—
Other adjustments	18,465	39,229	11,083
Net cash provided by operating activities	258,833	284,289	215,341
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(310,019)	348,093	(81,849)
Purchases of:
Securities available for sale	(32,852)	(451,203)	(931,368)
Securities held to maturity	(5,653)	(292,493)	(1,156,621)
Proceeds from sales of securities available for sale	388,254	606,873	181,333
Proceeds from maturities of:
Securities available for sale	56,182	201,846	279,367
Securities held to maturity	104,865	154,689	227,255
Change in Federal Home Loan Bank stock	(3,244)	1,899	—
Payment of capital calls to qualified affordable housing investments	(11,685)	(11,589)	(2,235)
Net change in loans	(621,786)	(1,165,548)	(60,581)
Net cash and cash equivalents received (paid) in acquisition	—	137,780	(2,933)
Proceeds from the sale of other real estate owned	1,748	496	706
Proceeds from life insurance benefits	10,357	24,047	8,764
Proceeds from mortgage portfolio loan sale	—	—	78,159
Proceeds from commercial portfolio loan sale	113,313	—	—
Other adjustments	(33,905)	(17,575)	(17,402)
Net cash used in investing activities	(344,425)	(462,685)	(1,477,405)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(623,642)	(513,496)	1,556,127
Certificates of deposit and other time deposits	1,062,350	232,874	(185,160)
Borrowings	834,031	1,818,389	45,542
Repayment of borrowings	(1,119,200)	(1,332,889)	(96,204)
Cash dividends on preferred stock	(1,875)	(1,406)	—
Cash dividends on common stock	(80,061)	(72,748)	(61,230)
Stock issued under employee benefit plans	754	706	605
Stock issued under dividend reinvestment and stock purchase plans	2,180	2,056	1,880
Stock options exercised	1,110	358	198
Repurchase of common stock	—	—	(25,444)
Net cash provided by financing activities	75,647	133,844	1,236,314
Net Change in Cash and Cash Equivalents	(9,945)	(44,552)	(25,750)
Cash and Cash Equivalents, January 1	122,594	167,146	192,896
Cash and Cash Equivalents, December 31	$112,649	$122,594	$167,146
Additional cash flow information:
Interest paid	$337,104	$80,035	$36,477
Income tax paid	34,838	13,819	31,168
Loans transferred to other real estate owned	1,224	6,469	292
Fixed assets transferred to other real estate owned	5,020	1,490	6,384
Non-cash investing activities using trade date accounting	3,273	46,106	39,923
ROU assets obtained in exchange for new operating lease liabilities	2,253	10,516	2,700
Qualified affordable housing investments obtained in exchange for funding commitments	44,200	36,500	21,000

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisitions, liabilities were assumed as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Fair value of assets acquired	$—	$2,510,576	$4,041
Cash paid in acquisition	—	(79,324)	(3,225)
Less: Common stock issued	—	237,389	—
Less: Preferred stock issued	—	25,000	—
Liabilities assumed	$—	$2,168,863	$816

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

CONSOLIDATION
The consolidation of the Corporation’s financial statements include the accounts of the Corporation and all its subsidiaries, after elimination of all material intercompany transactions.

BUSINESS COMBINATIONS
Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Details of the Corporation’s acquisitions are included in NOTE 2. ACQUISITIONS of these Notes to Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS
Cash on hand, cash items in process of collection and noninterest bearing cash held at various banks are included in cash and cash equivalents and have a maturity of less than three months. The Corporation maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes there is not significant credit risk on cash and cash equivalents.

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

INVESTMENT SECURITIES
Held to maturity securities are carried at amortized cost when the Corporation has the positive intent and ability to hold them until maturity. Available for sale securities are recorded at fair value on a recurring basis with the unrealized gains and losses, net of applicable income taxes, recorded in other comprehensive income (loss). Realized gains and losses are recorded in earnings and the prior fair value adjustments are reclassified within stockholders’ equity. Gains and losses on sales of securities are determined on the specific-identification method. Amortization of premiums and accretion of discounts are amortized to their earliest call date and are recorded as interest income from securities. Details of the Corporation’s investment securities portfolio are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ALLOWANCE FOR CREDIT LOSSES ON INVESTMENT SECURITIES AVAILABLE FOR SALE
For investment securities available for sale in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (loss). Adjustments to the allowance for credit losses are reported in the income statement as a component of the provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality. Details of the Corporation’s allowance for credit losses on investment securities available for sale are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

ALLOWANCE FOR CREDIT LOSSES ON INVESTMENT SECURITIES HELD TO MATURITY (“ACL - INVESTMENTS”)
The ACL - Investments is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the ACL - Investments when deemed uncollectible. Adjustments to the ACL - Investments are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on held to maturity debt securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) the financial condition of the issuer, (3) historical loss rates for given bond ratings, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation’s portfolio have generally not been significant. An allowance for credit losses of $245,000 was recorded on state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. Details of the Corporation’s ACL - Investments are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

LOANS HELD FOR SALE
Loans held for sale are carried at the lower of aggregate cost or market value. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

LOANS
The Corporation’s loan portfolio is carried at the principal amount outstanding, net of unearned income and principal charge-offs. Loan origination fees, net of direct loan origination costs, and commitment fees are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Interest income is accrued on the principal balances of loans. The accrual of interest is discontinued on a loan when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed against earnings when considered uncollectible. Interest income accrued in the prior year, if any, is charged to the allowance for credit losses. Interest income is subsequently recognized only to the extent cash payments are received and the loan is returned to accruing status. Details of the Corporation’s loan portfolio are included in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

PURCHASED CREDIT DETERIORATED (“PCD”) LOANS
The Corporation accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value of acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, Financial Instruments – Credit Losses, the fair value adjustment is recorded as a premium or discount to the unpaid principal balance of each acquired loan. Acquired loans are classified into two categories: loans with more than insignificant credit deterioration (“PCD”) since origination, and loans with insignificant credit deterioration (“non-PCD”) since origination. Factors considered when determining whether a loan has a more-than-insignificant deterioration since origination include, but are not limited to, the materiality of the credit, risk grade, delinquency, nonperforming status, bankruptcies, and other qualitative factors. The net premium or discount on PCD loans is recorded in the Corporation’s allowance for credit losses on loans at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using an effective yield method. The net premium or discount on non-PCD loans, that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using an effective yield method. Additionally, non-PCD loans have an allowance for credit loss established on acquisition date, which is recognized in the current period provision for credit loss expense. In the event of prepayment, unamortized discounts or premiums on PCD and non-PCD loans are recognized in interest income.

ALLOWANCE FOR CREDIT LOSSES - LOANS (“ACL - Loans”)
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

PENSION
The Corporation has defined-benefit pension plans, including non-qualified plans for certain employees, former employees and former non-employee directors. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not met certain requirements as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. The Corporation’s accounting policies related to pensions and other post retirement benefits reflect the guidance in ASC 715, Compensation – Retirement Benefits. The Corporation does not consolidate the assets and liabilities associated with the pension plan. Instead, the Corporation recognizes the funded status of the plan in the Consolidated Balance Sheets. The measurement of the funded status and the annual pension expense involves actuarial and economic assumptions. Various statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liabilities related to the plans. Key factors include assumptions on the expected rates of return on plan assets, discount rates and health care costs and trends. The Corporation considers market conditions, including changes in investment returns and interest rates in making these assumptions. The primary assumptions used in determining the Corporation’s pension and post retirement benefit obligations and related expenses are presented in NOTE 19. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of these Notes to Consolidated Financial Statements.

PREMISES AND EQUIPMENT
Premises and equipment is carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and declining balance methods based on the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are expensed as incurred, while major additions and improvements, which extend the useful life, are capitalized. Gains and losses on dispositions are included in current operations. Details of the Corporation’s premises and equipment are included in NOTE 6. PREMISES AND EQUIPMENT of these Notes to Consolidated Financial Statements.

LEASES
The Corporation leases certain land and premises from third parties and all are classified as operating leases. Operating leases are included in Other Assets and Other Liabilities on the Corporation’s Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right of Use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Short-term leases of twelve months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Corporation’s Consolidated Balance Sheets. Renewal and termination options are considered when determining short-term leases. Leases are accounted for at the individual level. Details of the Corporation’s leases are included in NOTE 9. LEASES of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

QUALIFIED AFFORDABLE HOUSING INVESTMENTS
Qualified affordable housing investments are investments related to low income housing tax credits (“LIHTC”). The purpose of the Corporation’s investment in LIHTC partnerships is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return on capital via the federal income tax credit. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships and, therefore, the Corporation is not the primary beneficiary of these partnerships. Accordingly, the Corporation does not consolidate these variable interest entities into its consolidated financial statements. Investments in LIHTCs are included in other assets on the Consolidated Balance Sheets and the unfunded commitments to provide additional capital for LIHTC investments are included in other liabilities on the Consolidated Balance Sheets. Additionally, the Corporation amortizes the cost of the qualifying investments over the 10-year credit life cycle. The amortization and income tax credits are included as a component of income tax expense in the Consolidated Statements of Income. Details of the Corporation’s LIHTC investments are included in NOTE 10. QUALIFIED AFFORDABLE HOUSING INVESTMENTS of these Notes to Consolidated Financial Statements.

FEDERAL HOME LOAN BANK STOCK (“FHLB”)
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

INTANGIBLE ASSETS
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Intangible assets with definite useful lives are subject to amortization and relate to core deposits, customer relationships and non-compete agreements. These intangible assets are being amortized on both the straight-line and accelerated basis over two to ten years. Intangible assets are periodically evaluated as to the recoverability of their carrying value. Details of the Corporation’s other intangible assets are included in NOTE 8. OTHER INTANGIBLES of these Notes to Consolidated Financial Statements.

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

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation completed its most recent annual goodwill impairment test during the fourth quarter of 2023 and concluded, based on current events and circumstances goodwill is not impaired. Details of the Corporation’s goodwill are included in NOTE 7. GOODWILL of these Notes to Consolidated Financial Statements.

BANK OWNED LIFE INSURANCE (“BOLI”)
BOLI policies have been purchased, as well as obtained through acquisitions, on certain current and former employees and directors of the Corporation to offset a portion of the employee benefit costs. The Corporation records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Changes in cash surrender values and death benefits received in excess of cash surrender values are reported in noninterest income. A corporate policy is in place with defined thresholds that limit the amount of credit, interest rate and liquidity risk inherent in a BOLI portfolio. The Corporation actively monitors the overall portfolio performance along with the credit quality of the insurance carriers and the credit quality and yield of the underlying investments.

OTHER REAL ESTATE OWNED (“OREO”)
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

The Corporation offers interest rate derivative products (e.g. interest rate swaps) to certain of its high-quality commercial borrowers. This product allows customers to enter into an agreement with the Corporation to swap their variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the risk of changes in the borrower’s interest rate or market price risk. The extension of credit incurred through the execution of these derivative products is subject to the same approvals and rigorous underwriting standards as the related traditional credit product. The Corporation limits its risk exposure to these products by entering into a mirror-image, offsetting swap agreement with a separate, well-capitalized and rated counterparty previously approved by the Credit and Asset Liability Committee. By using these interest rate swap arrangements, the Corporation is also better insulated from the interest rate risk associated with underwriting fixed-rate loans. These derivative contracts are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the customer and the offsetting swap agreements are recorded (and essentially offset) in noninterest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820, Fair Value Measurements and Disclosures), resulting in some volatility in earnings each period.

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Corporation’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair value of these mortgage banking derivatives are included in net gains and fees on sales of loans. In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in “Net gains and fees on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

Details of the Corporation’s derivative instruments are included in NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements represent securities the Corporation routinely sells to certain treasury management customers and then repurchases these securities the next day. Securities sold under repurchase agreements are reflected as secured borrowings in the Corporation’s Consolidated Balance Sheets at the amount of cash received in connection with each transaction. Details of the Corporation’s repurchase agreements are included in NOTE 12. BORROWINGS of these Notes to Consolidated Financial Statements.

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

REVENUE RECOGNITION
Revenue recognition guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The majority of the Corporation’s revenue-generating transactions are not subject to ASU 2014-09, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the disclosures. The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. Descriptions of revenue-generating activities that are within the scope of ASU 2014-09, which are presented in our income statements are as follows:

Service charges on deposit accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed, which is the point in time the Corporation fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned monthly, representing the period which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Fiduciary activities: This represents monthly fees due from wealth management customers as consideration for managing the customers’ assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on the market value of assets under management at month-end. Fees that are transaction-based are recognized at the point in time that the transaction is executed.

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

TRANSFERS OF FINANCIAL ASSETS
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered, or in the case of a loan participation, a portion of the asset has been surrendered and meets the definition of a “participating interest.” Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

SHARE-BASED COMPENSATION
Stock option and restricted stock award plans are maintained by the Corporation. The compensation costs are recognized for stock options and restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.  The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the appropriate service period, which is generally two to five years. Details of the Corporation’s share-based compensation are included in NOTE 18. SHARE-BASED COMPENSATION of these Notes to Consolidated Financial Statements.

INCOME TAX
Income tax expense in the Consolidated Statements of Income is the total of the current year income tax due or refundable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts from the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2020.

The Corporation accounts for income taxes under the provisions of ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Per the guidance in ASC 740, the Corporation has not identified any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation reviews income tax expense and the carrying value of deferred tax assets and liabilities quarterly; as new information becomes available, the balances are adjusted, if applicable. The Corporation’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. Details of the Corporation’s income taxes are included in NOTE 20. INCOME TAX of these Notes to Consolidated Financial Statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NET INCOME PER COMMON SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and non-vested restricted stock awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. Details of the Corporation’s net income per share are included in NOTE 21. NET INCOME PER COMMON SHARE of these Notes to Consolidated Financial Statements.

RECENT ACCOUNTING CHANGES ADOPTED IN 2023

FASB Accounting Standards Updates - No. 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Summary - The FASB issued ASU No. 2020-04 to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. London Interbank Offered Rate (“LIBOR”) and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally. Trillions of dollars in loans, derivatives, and other financial contracts reference LIBOR, the benchmark interest rate banks use to make short-term loans to each other. With global capital markets expected to move away from LIBOR and other interbank offered rates and move toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period.

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

For public business entities, the amendments were effective for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The amendments in this Update are applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments was permitted, including adoption in an interim period. An entity that early adopted in an interim period applied the amendments (1) retrospectively to all business combinations for which the acquisition date occurred on or after the beginning of the fiscal year that included the interim period or early application, and (2) prospectively to all business combinations that occurred on or after the date of initial application. The Corporation adopted this guidance on January 1, 2023, but adoption of the standard did not have any impact on the Corporation’s financial statements or disclosures.

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

Troubled Debt Restructurings (“TDR”) by Creditors That Have Adopted CECL
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

For entities that have adopted the amendments in ASU 2016-13, the amendments in this Update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation adopted this Update on January 1, 2023 and the new disclosures required in this Update are included in NOTE 5. LOANS AND ALLOWANCE of these Notes to Consolidated Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

The Corporation continually monitors potential accounting pronouncement and SEC release changes. The following pronouncements and releases have been deemed to have the most applicability to the Corporation’s financial statements and will be adopted after December 31, 2023:

FASB Accounting Standards Updates - No. 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
Summary - The FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU is a consensus of the FASB’s Emerging Issues Task Force (“EITF”).

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

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a significant impact on the Corporation’s financial statements or disclosures.

FASB Accounting Standards Updates - No. 2023-07 - Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosure
Summary - The FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosure, that is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments:
•Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss.
•Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss.
•Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Accounting Standards Codification® Topic 280, Segment Reporting, in interim periods.
•Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements.
•Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
•Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in Topic 280.

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. This ASU is not expected to have a material impact on the Corporation’s financial statements and disclosures as the Corporation has one operating segment.

FASB Accounting Standards Update - No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Summary - The FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in the fourth quarter of 2023. This ASU is intended to enhance income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s worldwide operations.

The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. These amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).

For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issue. The amendments should be applied on a prospective basis. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a significant impact on the Corporation’s financial statements or disclosures.

NOTE 2

ACQUISITIONS

Level One Bancorp, Inc.

On April 1, 2022, the Corporation acquired 100 percent of Level One Bancorp, Inc. (“Level One”). Level One, a Michigan corporation, merged with and into the Corporation (the “Merger”), whereupon the separate corporate existence of Level One ceased and the Corporation survived. Immediately following the Merger, Level One’s wholly owned subsidiary, Level One Bank, merged with and into the Bank, with the Bank as the surviving bank.

Level One was headquartered in Farmington Hills, Michigan and had 17 banking centers serving the Michigan market. Pursuant to the merger agreement, each common shareholder of Level One received, for each outstanding share of Level One common stock held, (a) a 0.7167 share of the Corporation’s common stock, and (b) a cash payment of $10.17. The Corporation issued 5.6 million shares of the Corporation’s common stock and paid $79.3 million in cash, in exchange for all outstanding shares of Level One common stock.

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

The Corporation performed an evaluation of the loan portfolio in which there were loans that, at acquisition, had more than an insignificant amount of credit quality deterioration and were classified as purchased credit deteriorated (“PCD”). Details of the PCD loans are included in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements.

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

Pro Forma Financial Information

The results of operations of Level One have been included in the Corporation’s consolidated financial statements since the acquisition date. The following schedule includes pro forma results for the year ended December 31, 2022 as if the Level One acquisition occurred as of the beginning of the periods presented.

Year Ended December 31, 2022
Total revenue (net interest income plus other income)	$654,313
Net Income	$221,631
Net income available to common shareholders	$219,756
Earnings per share:
Basic	$3.72
Diluted	$3.70

The pro forma information includes adjustments for interest income on loans and investment securities, interest expense on deposits and borrowings, premises expense for the banking centers acquired and amortization of intangibles arising from the transaction and the related income tax effects. The pro forma information includes operating revenue of $56.9 million from Level One since the date of acquisition, $16.8 million of provision expense related to CECL Day 1 adjustments for PCD loans, and $16.5 million, net of tax, of acquisition-related expenses. The pro forma information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of January 1, 2022, nor is it intended to be a projection of future results.

NOTE 3

CASH AND CASH EQUIVALENTS AND INTEREST-BEARING DEPOSITS

At December 31, 2023, the Corporation’s noninterest bearing deposits, included in cash and cash equivalents, and interest-bearing deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $134.7 million. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Additionally, the Corporation had approximately $346.4 million at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation has historically been required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  However, the Federal Reserve announced on March 15, 2020 that in order to support the flow of credit to households and businesses during the COVID-19 pandemic, reserve requirement ratios would move to zero effective March 26, 2020. The reserve requirement ratios remained at zero as of December 31, 2023.

NOTE 4

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of December 31, 2023 and December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$111,521	$—	$16,214	$95,307
State and municipal	1,181,029	364	116,222	1,065,171
U.S. Government-sponsored mortgage-backed securities	541,343	462	86,990	454,815
Corporate obligations	12,947	—	1,128	11,819
Total available for sale	$1,846,840	$826	$220,554	$1,627,112

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
U.S. Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of December 31, 2023 and December 31, 2022.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$64,159	$309,843
State and municipal	1,099,201	245	1,098,956	1,625	152,113	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	99,448	610,346
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,184,497	$245	$2,184,252	$1,625	$315,748	$1,870,374

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

Accrued interest on investment securities available for sale and held to maturity of $25.2 million and $29.5 million is included in the Interest Receivable line on the Corporation’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation’s portfolio have been insignificant. Furthermore, as of December 31, 2023, there were no past due principal and interest payments associated with these securities. At CECL adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses on investment securities remained unchanged at $245,000 as of December 31, 2023.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at December 31, 2023, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$114,557	$70,586	$185,143
Aa1	150,821	—	150,821
Aa2	178,461	—	178,461
Aa3	133,439	—	133,439
A1	131,314	—	131,314
A2	16,834	—	16,834
A3	3,467	—	3,467
Non-rated	370,308	1,014,710	1,385,018
Total	$1,099,201	$1,085,296	$2,184,497

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize, as of December 31, 2023 and December 31, 2022, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$—	$—	$95,307	$16,214	$95,307	$16,214
State and municipal	55,514	1,076	963,584	115,146	1,019,098	116,222
U.S. Government-sponsored mortgage-backed securities	11,493	25	422,868	86,965	434,361	86,990
Corporate obligations	—	—	11,788	1,128	11,788	1,128
Total investment securities available for sale	$67,007	$1,101	$1,493,547	$219,453	$1,560,554	$220,554

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2022
U.S. Treasury	$2,459	$42	$—	$—	$2,459	$42
U.S. Government-sponsored agency securities	48,940	4,973	53,022	12,219	101,962	17,192
State and municipal	1,177,104	150,096	108,652	28,630	1,285,756	178,726
U.S. Government-sponsored mortgage-backed securities	182,700	16,910	325,455	83,448	508,155	100,358
Corporate obligations	12,176	807	—	—	12,176	807
Total investment securities available for sale	$1,423,379	$172,828	$487,129	$124,297	$1,910,508	$297,125

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$16,214	14
State and municipal	116,222	691
U.S. Government-sponsored mortgage-backed securities	86,990	150
Corporate obligations	1,128	10
Total investment securities available for sale	$220,554	865

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2022
U.S. Treasury	$42	5
U.S. Government-sponsored agency securities	17,192	16
State and municipal	178,726	946
U.S. Government-sponsored mortgage-backed securities	100,358	177
Corporate obligations	807	10
Total investment securities available for sale	$297,125	1,154

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

	December 31, 2023	December 31, 2022
Investments available for sale reported at less than historical cost:
Historical cost	$1,781,108	$2,207,633
Fair value	1,560,554	1,910,508
Gross unrealized losses	$220,554	$297,125
Percent of the Corporation's investments available for sale	95.9%	96.7%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2023 and December 31, 2022, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2023
Due in one year or less	$1,390	$1,382	$3,041	$3,043
Due after one through five years	24,899	23,372	118,592	111,723
Due after five through ten years	127,948	120,385	135,805	126,461
Due after ten years	1,151,260	1,027,158	1,217,265	1,018,801
	1,305,497	1,172,297	1,474,703	1,260,028
U.S. Government-sponsored mortgage-backed securities	541,343	454,815	709,794	610,346
Total Investment Securities	$1,846,840	$1,627,112	$2,184,497	$1,870,374

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2022
Due in one year or less	$2,822	$2,809	$13,697	$13,749
Due after one through five years	11,694	11,265	80,697	76,453
Due after five through ten years	169,729	161,211	147,078	135,027
Due after ten years	1,480,472	1,293,103	1,269,826	1,020,477
	1,664,717	1,468,388	1,511,298	1,245,706
U.S. Government-sponsored mortgage-backed securities	608,630	508,273	776,074	662,159
Total Investment Securities	$2,273,347	$1,976,661	$2,287,372	$1,907,865

Securities with a carrying value of approximately $1.8 billion and $941.3 million were pledged at December 31, 2023 and 2022, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. Pledged securities increased from December 31, 2022 as a result of the Corporation pledging additional securities to the Discount Window at the Federal Reserve Bank to be used as an alternative funding source, if needed.

The book value of securities sold under agreements to repurchase amounted to $181.4 million at December 31, 2023 and $196.7 million at
December 31, 2022.

Gross gains and losses on the sales and redemptions of available for sale securities for the years indicated are shown below.

	2023	2022	2021
Sales and redemptions of investment securities available for sale:
Gross gains	$759	$1,264	$6,502
Gross losses	7,689	70	828
Net gains (losses) of sales and redemptions of investment securities available for sale	$(6,930)	$1,194	$5,674

NOTE 5

LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale. Loans held for sale at December 31, 2023 and December 31, 2022, were $18.9 million and $9.1 million, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated:

	December 31, 2023	December 31, 2022

Commercial and industrial loans	$3,670,948	$3,437,126
Agricultural land, production and other loans to farmers	263,414	241,793
Real estate loans:
Construction	957,545	835,582
Commercial real estate, non-owner occupied	2,400,839	2,407,475
Commercial real estate, owner occupied	1,162,083	1,246,528
Residential	2,288,921	2,096,655
Home equity	617,571	630,632
Individuals' loans for household and other personal expenditures	168,388	175,211
Public finance and other commercial loans	956,318	932,892
Loans	$12,486,027	$12,003,894

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

•Substandard - Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

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

December 31, 2023
	Term Loans (amortized cost basis by origination year)
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$1,175,967	$474,601	$253,148	$86,226	$47,910	$45,020	$1,393,756	$60	$3,476,688
Special Mention	34,356	3,911	1,546	5,149	2,986	241	45,994	—	94,183
Substandard	12,311	20,245	17,733	2,479	1,507	1,512	40,449	144	96,380
Doubtful	857	—	—	—	—	—	2,840	—	3,697
Total Commercial and industrial loans	1,223,491	498,757	272,427	93,854	52,403	46,773	1,483,039	204	3,670,948
Current period gross write-offs	13,973	2,711	576	5,665	78	261	—	—	23,264
Agricultural land, production and other loans to farmers
Pass	35,633	38,145	31,511	31,048	12,995	25,462	87,534	—	262,328
Special Mention	—	266	—	—	—	122	—	—	388
Substandard	58	150	—	454	—	36	—	—	698
Total Agricultural land, production and other loans to farmers	35,691	38,561	31,511	31,502	12,995	25,620	87,534	—	263,414
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate loans:
Construction
Pass	403,578	267,587	198,350	8,372	7,723	2,357	11,735	—	899,702
Special Mention	25,894	—	—	20,846	—	—	—	—	46,740
Substandard	1,451	4,330	5,322	—	—	—	—	—	11,103
Total Construction	430,923	271,917	203,672	29,218	7,723	2,357	11,735	—	957,545
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial real estate, non-owner occupied
Pass	373,378	504,280	535,327	418,553	141,320	200,821	16,744	—	2,190,423
Special Mention	76,382	21,145	7,005	4,531	19,479	27,941	37	—	156,520
Substandard	20,358	10,537	219	20,236	—	2,299	247	—	53,896
Total Commercial real estate, non-owner occupied	470,118	535,962	542,551	443,320	160,799	231,061	17,028	—	2,400,839
Current period gross write-offs	—	66	—	—	—	—	—	—	66
Commercial real estate, owner occupied
Pass	176,750	199,821	256,346	263,522	99,180	77,485	27,369	—	1,100,473
Special Mention	6,712	5,034	9,319	2,460	919	2,902	514	—	27,860
Substandard	18,092	3,712	4,183	4,545	289	2,929	—	—	33,750
Total Commercial real estate, owner occupied	201,554	208,567	269,848	270,527	100,388	83,316	27,883	—	1,162,083
Current period gross write-offs	48	—	—	—	2	—	—	—	50
Residential
Pass	395,363	695,056	442,495	365,297	98,654	254,718	4,988	83	2,256,654
Special Mention	2,167	5,591	3,202	1,924	1,065	4,837	200	81	19,067
Substandard	804	3,708	2,529	1,199	866	4,063	31	—	13,200
Total Residential	398,334	704,355	448,226	368,420	100,585	263,618	5,219	164	2,288,921
Current period gross write-offs	101	252	208	3	3	94	—	—	661
Home equity
Pass	9,375	29,784	61,591	11,084	1,092	3,875	484,330	5,837	606,968
Special Mention	—	715	—	1,092	15	2	5,031	149	7,004
Substandard	63	—	727	—	—	123	2,589	97	3,599
Total Home Equity	9,438	30,499	62,318	12,176	1,107	4,000	491,950	6,083	617,571
Current period gross write-offs	69	213	224	149	193	1,596	—	—	2,444
Individuals' loans for household and other personal expenditures
Pass	35,781	49,295	28,387	6,726	2,070	5,904	38,619	772	167,554
Special Mention	184	246	138	69	—	14	176	—	827
Substandard	—	6	—	—	1	—	—	—	7
Total Individuals' loans for household and other personal expenditures	35,965	49,547	28,525	6,795	2,071	5,918	38,795	772	168,388
Current period gross write-offs	147	770	342	77	62	156	—	—	1,554
Public finance and other commercial loans
Pass	65,357	208,347	204,863	155,132	91,619	229,355	1,645	—	956,318
Total Public finance and other commercial loans	65,357	208,347	204,863	155,132	91,619	229,355	1,645	—	956,318
Loans	$2,870,871	$2,546,512	$2,063,941	$1,410,944	$529,690	$892,018	$2,164,828	$7,223	$12,486,027
Total current period gross charge-offs	$14,338	$4,012	$1,350	$5,894	$338	$2,107	$—	$—	$28,039

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Total past due loans equaled $79.2 million as of December 31, 2023, a $28.2 million increase from the total of $51.0 million for December 31, 2022. At December 31, 2023, 30-59 Days Past Due loans totaled $34.1 million, an increase of $5.0 million from December 31, 2022. The primary increases were in commercial real estate non-owner occupied and residential portfolios, offset by a decrease in the commercial real estate, owner occupied. At December 31, 2023, 60-89 Days Past Due loans totaled $11.2 million, an increase of $5.3 million from December 31, 2022. The primary increases were in commercial and industrial, construction and residential portfolios. At December 31, 2023, 90 Days or More Past Due loans totaled $34.0 million, an increase of $18.0 million from December 31, 2022. The primary increases were in the commercial and industrial, commercial real estate, non-owner occupied and residential portfolios. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated:

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,657,447	$5,021	$1,622	$6,858	$3,670,948	$86
Agricultural land, production and other loans to farmers	263,414	—	—	—	263,414	—
Real estate loans:
Construction	955,588	—	1,957	—	957,545	—
Commercial real estate, non-owner occupied	2,376,184	12,995	195	11,465	2,400,839	—
Commercial real estate, owner occupied	1,161,869	—	104	110	1,162,083	—
Residential	2,259,496	11,810	5,472	12,143	2,288,921	—
Home equity	608,948	3,614	1,647	3,362	617,571	52
Individuals' loans for household and other personal expenditures	167,553	635	192	8	168,388	—
Public finance and other commercial loans	956,284	—	—	34	956,318	34
Loans	$12,406,783	$34,075	$11,189	$33,980	$12,486,027	$172

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,429,314	$4,904	$434	$2,474	$3,437,126	$1,147
Agricultural land, production and other loans to farmers	241,739	—	—	54	241,793	—
Real estate loans:
Construction	832,716	2,436	418	12	835,582	—
Commercial real estate, non-owner occupied	2,395,495	5,946	881	5,153	2,407,475	264
Commercial real estate, owner occupied	1,241,714	4,495	—	319	1,246,528	—
Residential	2,079,959	8,607	2,278	5,811	2,096,655	—
Home equity	624,543	2,206	1,782	2,101	630,632	326
Individuals' loans for household and other personal expenditures	174,629	343	142	97	175,211	—
Public finance and other commercial loans	932,778	114	—	—	932,892	—
Loans	$11,952,887	$29,051	$5,935	$16,021	$12,003,894	$1,737

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the dates indicated:

	December 31, 2023		December 31, 2022
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$9,050	$1,015	$3,292	$481
Agricultural land, production and other loans to farmers	58	—	54	—
Real estate loans:
Construction	520	—	12	—
Commercial real estate, non-owner occupied	11,932	11,095	19,374	280
Commercial real estate, owner occupied	3,041	2,257	3,550	2,784
Residential	25,140	—	13,685	702
Home equity	3,820	—	2,247	—
Individuals' loans for household and other personal expenditures	19	—	110	—
Loans	$53,580	$14,367	$42,324	$4,247

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on non-accrual loans for the twelve months ended December 31, 2023 and 2022, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses, for December 31, 2023 and 2022. The total collateral dependent loans for December 31, 2023 decreased $17.6 million from December 31, 2022. The primary changes were related to a decrease of $10.1 million and $9.0 million, respectively, in the commercial and industrial loans and commercial real estate, non-owner occupied loan classes, which was offset by an increase of $2.5 million in the commercial real estate, owner occupied loan class.

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$32,029	$32,029	$11,474
Real estate loans:
Construction	—	7	—	7	—
Commercial real estate, non-owner occupied	17,516	—	—	17,516	35
Commercial real estate, owner occupied	9,452	—	—	9,452	—
Residential	—	1,439	—	1,439	230
Home equity	—	223	—	223	30
Loans	$26,968	$1,669	$32,029	$60,666	$11,769

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$42,101	$42,101	$8,367
Real estate loans:
Construction	—	10	—	10	1
Commercial real estate, non-owner occupied	26,534	—	—	26,534	2,064
Commercial real estate, owner occupied	6,986	—	—	6,986	776
Residential	—	2,382	—	2,382	260
Home equity	—	289	—	289	44
Loans	$33,520	$2,681	$42,101	$78,302	$11,512

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of the above. The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year Ended December 31, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$857	$16,572	$231	$—	0.48%
Agricultural land, production and other loans to farmers	—	58	—	—	0.02%
Real estate loans:
Construction	—	11	—	—	—%
Commercial real estate, non-owner occupied	—	11,823	7,657	—	0.81%
Commercial real estate, owner occupied	5,540	10,123	71	—	1.35%
Residential	—	129	—	469	0.03%
Home equity	—	63	29	—	0.01%
Total	$6,397	$38,779	$7,988	$469

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023.

Year Ended December 31, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $24,000.	Extended loans by a weighted average of 10 months.	Reduced the weighted average contractual interest rate from 9.67% to 7.39%. Extended loans by a weighted average of 13 months.
Agricultural land, production and other loans to farmers		Extended loans by a weighted average of 144 months.
Real estate loans:
Construction		Extended loans by a weighted average of 24 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 11 months.	Reduced the weighted average contractual interest rate from 8.57% to 7.89%. Extended loans by a weighted average of 34 months.
Commercial real estate, owner occupied	Provided payment deferrals with weighted average delayed amounts of $4.5 million.	Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 10.25% to 6.61%. Extended loans by a weighted average of 114 months.
Residential		Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $3,400. Extended loans by a weighted average of 3 months.
Home equity		Extended loans by a weighted average of 7 months.	Reduced the weighted average contractual interest rate from 9.25% to 7.25%. Extended loans by a weighted average of 240 months.	Provided payment deferrals with weighted average delayed amounts of $300. Extended loans by a weighted average of 3 months.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the amortized cost basis and payment status of loans that were modified during the year ended December 31, 2023 due to the borrowers experiencing financial difficulty.

	Year Ended December 31, 2023
	Payment Status
	Current	30-89 Days Past Due
Commercial and industrial loans	$17,660	$—
Agricultural land, production and other loans to farmers	58	—
Real estate loans:
Construction	11	—
Commercial real estate, non-owner occupied	19,480	—
Commercial real estate, owner occupied	15,734	—
Residential	473	125
Home equity	92	—
Individuals' loans for household and other personal expenditures	—	—
Total	$53,508	$125

Upon the Corporation’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Prior to the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023 the Corporation’s disclosures regarding certain loan modifications were presented in accordance with the accounting for troubled debt restructurings. Details regarding the change are discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

The following table summarizes troubled debt restructures in the Corporation’s loan portfolio that occurred during the twelve months ended December 31, 2022.

	Twelve Months Ended December 31, 2022
	Pre- Modification Recorded Balance	Term Modification		Rate Modification		Post - Modification Recorded Balance		Number of Loans
Commercial and industrial loans	$61	$62		$—		$62		1
Real estate loans:
Residential	53	—		56		56		1
Total	$114	$62	$—	$56	$—	$118	$—	2

None of the troubled debt restructures that occurred during the twelve months ended December 31, 2022 resulted in a subsequent default that remained in default at December 31, 2022.

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

Allowance for Credit Losses on Loans

The Allowance for Credit Losses on Loans (“ACL - Loans”) is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge-offs for loans, net or recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The allowance represents the Corporation’s best estimate of current expected credit losses on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The current expected credit loss (“CECL”) calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the allowance for credit losses is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

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

The Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors of a borrower such as regulatory, legal and technological considerations, as well as competition. At CECL adoption, the Corporation established certain qualitative factors that were expected to correlate to losses within the loan portfolio. During a scheduled review of qualitative factors in 2023, the Corporation determined there had not been significant evidence of correlation to losses for the qualitative factors that included i) changes in experience, ability and depth of lending management and staff; ii) changes in lending policies and procedures; iii) changes in the quality of the credit review function; iv) portfolio mix and growth; and v) industry concentration. The Corporation decided to refine these qualitative factors in order to improve our ability to assess related risk and enhance our ability to correlate to losses. The Corporation’s evaluation of the qualitative approach resulted in an insignificant change to the ACL – Loans estimate.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

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

Construction
Construction loans are underwritten utilizing a combination of tools and techniques including feasibility and market studies, independent appraisals and appraisal reviews, absorption and interest rate sensitivity analysis as well as the financial analysis of the developer and all guarantors. Construction loans are monitored by either in house or third party inspectors limiting advances to a percentage of costs or stabilized project value. These loans frequently involve the disbursement of significant funds with the repayment dependent upon the successful completion and, where necessary, the future stabilization of the project. The predominant inherent risk of this portfolio is associated with the borrower’s ability to successfully complete a project on time, within budget and stabilize the projected as originally projected.

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

The allowance for credit losses decreased $18.3 million during the twelve months ended December 31, 2023. The allowance decreased primarily due to $25.6 million of net charge-offs during the twelve months ended December 31, 2023. The increase in net charge-offs was primarily related to two large commercial and industrial charge-offs of $13.7 million and $5.4 million in the third quarter of 2023. These charge-offs, along with related specific reserves, materially represent the entire credit risk on the loans, which were idiosyncratic in nature and are not indicative of a larger portfolio credit issue. There was $7.3 million in provision for credit losses during the twelve months ended December 31, 2023.

The following tables summarize changes in the allowance for credit losses by loan segment for the twelve months ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended December 31, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses - loans	17,401	(2,735)	(4,132)	(3,234)	7,300
Recoveries on loans	995	60	—	1,341	2,396
Loans charged off	(23,264)	(116)	—	(4,659)	(28,039)
Balances. December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934

	Twelve Months Ended December 31, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2021	$69,935	$60,665	$20,206	$44,591	$195,397
Provision for credit losses - loans	16,697	(20,425)	6,367	(2,639)	—
CECL Day 1 non-PCD provision for credit losses	2,957	5,539	871	4,588	13,955
CECL Day 1 PCD ACL	12,970	2,981	648	—	16,599
Recoveries on loans	872	1,096	863	1,096	3,927
Loans charged off	(1,215)	(3,017)	—	(2,369)	(6,601)
Balances. December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277

	Twelve Months Ended December 31, 2021
	Commercial	Commercial Real Estate	Construction	Consumer	Residential	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2020	$47,115	$51,070	$—	$9,648	$22,815	$—	$130,648
Credit risk reclassifications		(10,284)	10,284	(9,648)	(22,815)	32,463	—
Balances, December 31, 2020 after reclassifications	47,115	40,786	10,284	—	—	32,463	130,648
Impact of adopting ASC 326	20,024	34,925	8,805	—	—	10,301	74,055
Balances, January 1, 2021 Post-ASC 326 adoption	67,139	75,711	19,089	—	—	42,764	204,703
Provision for credit losses - loans	7,921	(11,093)	1,122	—	—	2,050	—
Recoveries on loans	724	580	1	—	—	1,273	2,578
Loans charged off	(5,849)	(4,533)	(6)	—	—	(1,496)	(11,884)
Balances. December 31, 2021	$69,935	$60,665	$20,206	$—	$—	$44,591	$195,397

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

The Corporation typically follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is typically evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate, marketable securities, accounts receivable, inventory, equipment and personal property.The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should the Corporation’s customers default on their resulting obligation to the Corporation, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.

Financial instruments with off-balance sheet risk were as follows:

	December 31, 2023	December 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$5,025,790	$4,950,724
Standby letters of credit	$65,580	$40,784

The adoption of the CECL methodology for measuring credit losses on January 1, 2021, as discussed more fully in the Allowance for Credit Loss on Loans section of this Note, and in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements, resulted in an accrual for off-balance sheet commitments of $20.5 million. The Level One acquisition in 2022 was responsible for an additional $2.8 million of provision for credit losses associated with off-balance sheet commitments, resulting in a total allowance for credit losses on off-balance sheet commitments of $23.3 million as of December 31, 2022. Reserves for unfunded commitments declined by $3.8 million during the twelve months ended December 31, 2023 due to reserve release, which decreased the reserve to $19.5 million at December 31, 2023. This reserve level remains appropriate and is reported in Other Liabilities as of December 31, 2023 in the Consolidated Balance Sheets.

The following table details activity in the allowance for credit losses on off-balance sheet commitments:

	December 31, 2023	December 31, 2022
Balance, January 1	$23,300	$20,500
Provision for credit losses - unfunded commitments related to Level One	—	2,800
Provision for credit losses - unfunded commitments	(3,800)	—
Balance, December 31	$19,500	$23,300

NOTE 6

PREMISES AND EQUIPMENT

The following table summarizes the Corporation’s premises and equipment as of December 31, 2023 and 2022:

	2023	2022
Cost at December 31:
Land	$25,655	$25,299
Buildings and Leasehold Improvements	186,444	174,895
Equipment	148,258	144,524
Total Cost	360,357	344,718
Accumulated Depreciation and Amortization	(226,461)	(227,600)
Net	$133,896	$117,118

First Merchants Corporation purchased a new regional headquarters in Indianapolis in the third quarter of 2023 which resulted in additions to premises and equipment of $16.7 million.

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

During the fourth quarter of 2023 and 2022, the Corporation performed its annual goodwill impairment testing and in each valuation, the fair value exceeded the Corporation’s carrying value; therefore, it was concluded goodwill was not impaired as of either date.

For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

	2023	2022
Balance, January 1	$712,002	$545,385
Goodwill acquired	—	166,617
Balance, December 31	$712,002	$712,002

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

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2023	2022
Gross carrying amount	$123,285	$104,643
Other intangibles acquired	—	18,642
Accumulated amortization	(96,186)	(87,443)
Total core deposit and other intangibles	$27,099	$35,842

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Amortization expense for the years ended December 31, 2023, 2022 and 2021, was $8.7 million, $8.3 million and $5.7 million, respectively.

Estimated future amortization expense is summarized as follows:

Amortization Expense
2024	$7,271
2025	6,028
2026	4,910
2027	3,603
2028	2,852
After 2028	2,435
$27,099

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 9

LEASES

The Corporation enters into leases for certain retail branches, office space, land and equipment. Operating leases are included in other assets and the lease liability is included in other liabilities in the Consolidated Balance Sheets. The Corporation does not have any finance leases.

Right-of-use (“ROU”) assets represent the Corporation’s right to use an underlying asset for the lease term and lease liabilities represent the Corporation’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Corporation uses its incremental borrowing rate at commencement date in determining the present value of lease payments when the rate implicit in a lease is not known. The Corporation’s incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Corporation’s leases are generally for periods of five to twenty years with various renewal options. The exercise of such lease renewal options is not included in the present value of lease obligations unless it is reasonably certain that the option will be exercised. The Corporation has lease agreements which contain both lease and non-lease components such as common area maintenance charges, real estate taxes, and insurance. Non-lease components are not included in the measurement of the lease liability and are recognized in expense when incurred. The Corporation has elected not to recognize short-term leases, with original lease terms of twelve months or less, on the Corporation’s balance sheet. Certain of the Corporation’s lease agreements include rental payments adjusted periodically for inflation. The Corporation’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2023 and 2022:

	2023	2022
Operating lease assets	$18,912	$23,619
Total lease assets	$18,912	$23,619

Operating lease liabilities	$22,335	$25,316
Total lease liabilities	$22,335	$25,316

Weighted average remaining lease term (years)
Operating leases	6.3	6.5
Weighted average discount rate
Operating leases	3.2%	3.1%

The table below presents the components of lease expense for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Lease Cost:
Operating lease cost	$7,696	$5,233	$3,710
Short-term lease cost	478	470	345
Variable lease cost	1,534	1,073	980
Sublease income	$(16)	$(23)	$(33)
Total lease cost	$9,692	$6,753	$5,002

The Corporation performs impairment assessments for ROU assets when events or changes in circumstances indicate their carrying values may not be recoverable. Operating lease cost in the table above includes $2.1 million related to the 2023 abandonment of a leased office building.The recognized loss was recorded in net occupancy expense in the Consolidated Statements of Income.

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
2024	$5,581
2025	5,141
2026	3,648
2027	2,842
2028	2,381
2029 and after	5,288
Total lease payments	$24,881
Less: Present value discount	2,546
Present value of lease liabilities	$22,335

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Other Information	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,742	$5,329	$3,773
ROU assets obtained in exchange for new operating lease liabilities	$2,253	$10,516	$2,700

NOTE 10

QUALIFIED AFFORDABLE HOUSING INVESTMENTS

The Corporation has investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to earn an adequate return of capital through the receipt of low income housing tax credits and to assist the Corporation in achieving goals associated with the CRA. These investments are included in other assets on the Consolidated Balance Sheet, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The following table summarizes the Corporation’s affordable housing investments as of December 31, 2023 and 2022:

	2023		2022
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$114,514	$96,408	$76,686	$63,893

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Amortization expense	$6,324	$812	$658
Tax credits recognized	5,327	1,055	874

Correction of a Prior Period Error on the Consolidated Balance Sheets

The Corporation identified a prior period accounting error substantially in the form of an immaterial understatement of other assets and other liabilities, solely related to the Corporation’s LIHTC partnerships. This correction impacted the Consolidated Balance Sheets as other assets and other liabilities were understated by $96.4 million and $63.9 million as of December 31, 2023 and 2022, respectively. There was a nominal impact to income tax expense in the Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021. In general, the unfunded commitment related to these agreements was being carried off balance sheet and should have been recorded as part of the investment asset and unfunded commitment liability. The Corporation concluded based on quantitative and qualitative analysis that this error was not material, on an individual or aggregate basis, to the Corporation’s previously reported financial statements and correction of the error would not be material to the current year financial statements, including any interim periods. However, the Corporation corrected this error as a voluntary immaterial revision to the accompanying consolidated financial statements of this Annual Report on Form 10-K, as of and for the fiscal years ended December 31, 2023, 2022 and 2021, in the periods in which the error occurred. For additional discussion related to the correction of a prior period error, see the “RECENT DEVELOPMENTS” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

NOTE 11

DEPOSITS

The composition of the deposit portfolio is included in the table below as of the dates indicated:

	December 31, 2023	December 31, 2022
Demand deposits	$7,965,862	$8,448,797
Savings deposits	4,516,433	4,657,140
Certificates and other time deposits of $100,000 or more	1,408,985	742,539
Other certificates and time deposits	849,906	468,712
Brokered certificates of deposits	80,267	65,557
Total deposits	$14,821,453	$14,382,745

Deposits increased $438.7 million from December 31, 2022. The majority of the organic deposit growth was due to increases in maturity deposits of $1.1 billion, which was offset by decreases in nonmaturity deposits of $623.6 million when compared to December 31, 2022. Higher interest rates have resulted in customers migrating funds from nonmaturity products into maturity time deposit products. At December 31, 2023 and 2022, deposits exceeding the FDIC’s Standard Maximum Deposit Insurance Amount of $250,000 were $8.6 billion and $8.1 billion, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2023, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2024	$2,185,566
2025	98,377
2026	47,924
2027	5,056
2028	2,015
After 2028	220
$2,339,158

NOTE 12

BORROWINGS

The following table summarizes the Corporation’s borrowings as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Federal funds purchased	$—	$171,560
Securities sold under repurchase agreements	157,280	167,413
Federal Home Loan Bank advances	712,852	823,674
Subordinated debentures and other borrowings	158,644	151,298
Total Borrowings	$1,028,776	$1,313,945

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2023 and 2022 totaled $242.2 million and $218.9 million, respectively, and the average of such agreements totaled $171.3 million and $185.1 million during 2023 and 2022, respectively.

Transfers Accounted For As Secured Borrowings

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2023 and 2022 were:

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$157,280	$—	$—	$—	$157,280

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$167,413	$—	$—	$—	$167,413

Contractual maturities of borrowings as of December 31, 2023, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2024	$157,280	$60,000	$1,175
2025	—	95,000	—
2026	—	75,000	—
2027	—	250,000	—
2028	—	215,000	70,000
2029 and after	—	17,852	91,120
ASC 805 fair value adjustments at acquisition	—	—	(3,651)
	$157,280	$712,852	$158,644

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The terms of a security agreement with the FHLB require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At December 31, 2023, the outstanding FHLB advances had interest rates from 0.35 to 4.94 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2023, was $664.9 million. As of December 31, 2023, the Corporation had $210.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2023 and 2022, subordinated debentures and term loans totaled $158.6 million and $151.3 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At December 31, 2023 and 2022, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of December 31, 2023, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2023 was 7.21 percent. As of December 31, 2022, the subordinated debentures and the trust preferred securities bear interest at a variable rate equal to three-month LIBOR plus 1.56 percent, with interest and dividend payments being made on a quarterly basis. The interest rate at December 31, 2022 was 6.33 percent. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II. See “Replacement of LIBOR Benchmark” below for information relating to changes impacting the interest and dividends payable upon the trust preferred securities and subordinated debentures after June 30, 2023.

•Ameriana Capital Trust I. At December 31, 2023 and 2022, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of December 31, 2023, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2023 was 7.15 percent. As of December 31, 2022, the subordinated debentures and the trust preferred securities bear interest at a variable rate equal to three-month LIBOR plus 1.50 percent, with interest and dividend payments being made on a quarterly basis. The interest rate at December 31, 2022 was 6.27 percent. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I. See “Replacement of LIBOR Benchmark” below for information relating to changes impacting the interest and dividends payable upon the trust preferred securities and subordinated debentures after June 30, 2023.

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and became floating thereafter. The rates converted to floating on October 30, 2023. As of December 31, 2023, the Senior Debt had an annual floating rate equal to the three-month CME Term SOFR, adjusted by the relevant spread adjustment (which is 0.26161 percent for a three-month tenor), plus 2.345 percent, or 7.98 percent, and the Subordinated Debt had an annual floating rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment, plus 4.095 percent, or 9.73 percent. See “Replacement of LIBOR Benchmark” below for additional information relating to the transition from LIBOR to the Secured Overnight Financing Rate. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem began with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. During the fourth quarter of 2023, the Corporation issued notice to the holders of the Subordinated Debt that it intends to exercise its rights to redeem $40.0 million in principal. The redemption was permitted under the optional redemptions provisions of the Subordinated Note Certificate representing the Subordinated Debt and occurred in the first quarter of 2024 on the scheduled interest payment date. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2023 and 2022 the Corporation was in compliance with these covenants.

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

•Other Borrowings. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent and had a balance of $7.3 million as of December 31, 2023. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.2 million as of December 31, 2023 and 2022.

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

As the subordinated debentures, the trust preferred securities, the Senior Notes and the Subordinated Notes discussed above do not have LIBOR fallback provisions, after June 30, 2023, the interest and dividends paid on those instruments are based upon the CME Term SOFR, as the replacement benchmark, including a static spread adjustment for the appropriate tenor as provided by the LIBOR Act and related Federal Reserve regulations. The relevant spread adjustment for a three-month tenor is 0.26161 percent.

NOTE 13

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2023 and 2022, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s variable-rate liabilities. During the next twelve months, the Corporation doesn’t expect to reclassify income (loss) from accumulated other comprehensive loss to interest income.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the Corporation’s derivatives designated as hedges:

	Asset Derivatives				Liability Derivatives
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps on borrowings	Other Assets	$—	Other Assets	$164	Other Liabilities	$—	Other Liabilities	$—

The amount of gain (loss) recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion) For the Year Ended December 31,
	2023	2022
Interest rate products	$179	$479

The amount of loss reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the table below for the years ended December 31, 2023, 2022 and 2021.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
		2023	2022	2021
Interest rate contracts	Interest expense	$(15)	$(521)	$(1,044)

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Corporation’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair value of these mortgage banking derivatives are included in net gains and fees on sales of loans.

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Balance Sheet, as of December 31, 2023, and December 31, 2022.

	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,355,947	$78,743	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	15,160	469	14,406	188
Interest rate lock commitments	22,706	167	5,049	32
Included in other assets	$1,393,813	$79,379	$1,204,321	$92,872
Included in other liabilities:
Interest rate swaps	$1,355,947	$78,811	$1,184,866	$92,652
Forward contracts related to mortgage loans to be delivered for sale	25,290	191	4,483	63
Interest rate lock commitments	1,025	6	7,549	55
Included in other liabilities	$1,382,262	$79,008	$1,196,898	$92,770

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in “Net gains and fees on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract. The amount of gain (loss) recognized into income related to non-designated hedging instruments is included in the table below for the periods indicated.

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2023	2022	2021
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$1,138	$1,112	$—
Interest rate lock commitments	Net gains and fees on sales of loans	185	71	—
Total net gain recognized in income		$1,323	$1,183	$—

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2023, the termination value of derivatives in a net liability position related to these agreements was $7.7 million, which resulted in no collateral pledged to counterparties as of December 31, 2023. While the Corporation did not breach any of these provisions as of December 31, 2023, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation did not have any Level 1 securities as of December 31, 2023. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities, U.S. Government-sponsored mortgage-backed securities and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Derivative Financial Agreements

See information regarding the Corporation’s derivative financial agreements in NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$95,307	$—	$95,307	$—
State and municipal	1,065,171	—	1,061,896	3,275
U.S. Government-sponsored mortgage-backed securities	454,815	—	454,811	4
Corporate obligations	11,819	—	11,788	31
Derivative assets	79,379	—	79,379	—
Derivative liabilities	79,008	—	79,008	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$101,962	$—	$101,962	$—
U.S. Treasury	2,459	2,459	—	—
State and municipal	1,351,760	—	1,348,356	3,404
U.S. Government-sponsored mortgage-backed securities	508,273	—	508,269	4
Corporate obligations	12,207	—	12,176	31
Derivative assets	93,036	—	93,036	—
Derivative liabilities	92,770	—	92,770	—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2023 and 2022.

	Available for Sale Securities
	For The Year Ended
	December 31, 2023	December 31, 2022
Beginning Balance	$3,439	$5,491
Included in other comprehensive income (loss)	(186)	(612)
Purchases, issuances, and settlements	—	5,111
Principal payments	57	(6,551)
Ending balance	$3,310	$3,439

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2023 or 2022.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2023 or 2022.

NONRECURRING MEASUREMENTS

The following tables disclose the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$55,020	—	—	$55,020

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2022	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$55,290	—	—	$55,290

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

UNOBSERVABLE (LEVEL 3) INPUTS

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2023 and 2022.

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,275	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years BBB 3.6% - 4.7% 3.3%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month CME Term Sofr plus 26bps plus 200bps 0%

Collateral dependent loans	$55,020	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% 4.1%

December 31, 2022	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,404	Discounted cash flow	Maturity Call Date US Muni BQ curve Discount rate Weighted-average coupon	1 month to 15 years A- to BBB- 0.4% - 4% 3.4%

Corporate obligations and U.S. Government-sponsored mortgage backed securities	$35	Discounted cash flow	Risk free rate plus Premium for illiquidity Weighted-average coupon	3 month LIBOR plus 200bps 0%

Collateral dependent loans	$55,290	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability Weighted-average discount by loan balance	0% - 10% 1.1%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022.

	2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at December 31:
Cash and due from banks	$112,649	$112,649	$—	$—	$112,649
Interest-bearing deposits	436,080	436,080	—	—	436,080
Investment securities available for sale	1,627,112	—	1,623,802	3,310	1,627,112
Investment securities held to maturity	2,184,252	—	1,859,974	10,400	1,870,374
Loans held for sale	18,934	—	18,934	—	18,934
Loans	12,281,093	—	—	11,958,301	11,958,301
Federal Home Loan Bank stock	41,769	—	41,769	—	41,769
Derivative assets	79,379	—	79,379	—	79,379
Interest receivable	97,664	—	97,664	—	97,664
Liabilities at December 31:
Deposits	14,821,453	$12,482,295	$2,329,662	$—	14,811,957
Borrowings:
Securities sold under repurchase agreements	157,280	—	157,265	—	157,265
Federal Home Loan Bank advances	712,852	—	707,377	—	707,377
Subordinated debentures and other borrowings	158,644	—	149,995	—	149,995
Derivative liabilities	79,008	—	79,008	—	79,008
Interest payable	18,912	—	18,912	—	18,912

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at December 31:
Cash and due from banks	$122,594	$122,594	$—	$—	$122,594
Interest-bearing deposits	126,061	126,061	—	—	126,061
Investment securities available for sale	1,976,661	2,459	1,970,763	3,439	1,976,661
Investment securities held to maturity	2,287,127	—	1,893,271	14,594	1,907,865
Loans held for sale	9,094	—	9,094	—	9,094
Loans	11,780,617	—	—	11,156,217	11,156,217
Federal Home Loan Bank stock	38,525	—	38,525	—	38,525
Interest rate swap asset	93,036	—	93,036	—	93,036
Interest receivable	85,070	—	85,070	—	85,070
Liabilities at December 31:
Deposits	$14,382,745	$13,105,936	$1,251,017	$—	14,356,953
Borrowings:
Federal funds purchased	171,560	—	171,560	—	171,560
Securities sold under repurchase agreements	167,413	—	167,396	—	167,396
Federal Home Loan Bank advances	823,674	—	615,211	—	615,211
Subordinated debentures and other borrowings	151,298	—	122,102	—	122,102
Derivative liabilities	92,770	—	92,770	—	92,770
Interest payable	7,530	—	7,530	—	7,530

NOTE 15
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2023 and 2022:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive income (loss) before reclassifications	55,366	(142)	2,405	57,629
Amounts reclassified from accumulated other comprehensive income (loss)	5,475	12	65	5,552
Period change	60,841	(130)	2,470	63,181
Balance at December 31, 2023	$(173,654)	$—	$(2,316)	$(175,970)

Balance at December 31, 2021	$59,774	$(660)	$(4,001)	$55,113
Other comprehensive income (loss) before reclassifications	(293,326)	378	(850)	(293,798)
Amounts reclassified from accumulated other comprehensive income (loss)	(943)	412	65	(466)
Period change	(294,269)	790	(785)	(294,264)
Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2023	2022	2021	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(6,930)	$1,194	$5,674	Other income - net realized gains on sales of available for sale securities
Related income tax benefit (expense)	1,455	(251)	(1,192)	Income tax expense
	$(5,475)	$943	$4,482

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$(15)	$(521)	$(1,044)	Interest expense - subordinated debentures and other borrowings
Related income tax benefit (expense)	3	109	219	Income tax expense
	$(12)	$(412)	$(825)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(82)	$(82)	$(84)	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	17	17	18	Income tax expense
	$(65)	$(65)	$(66)

Total reclassifications for the period, net of tax	$(5,552)	$466	$3,591

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive income see NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive income see NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

NOTE 16

REGULATORY CAPITAL AND DIVIDENDS

Regulatory Capital
Capital adequacy is an important indicator of financial stability and performance. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by four ratios that are calculated according to the regulations: total risk-based capital, tier 1 risk-based capital, CET1, and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and common equity tier 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the following table, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2023, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65 million. As of December 31, 2023 the Corporation began the five years phase out (at a rate of 20 percent per year) as defined in the Basil III capital rules, which resulted in a reduction of $13 million in tier 2 capital.

The Corporation’s and Bank’s actual and required capital ratios as of December 31, 2023 and December 31, 2022 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,021,124	13.67%	$1,552,685	10.50%	N/A	N/A
First Merchants Bank	1,931,810	13.06	1,553,600	10.50	$1,479,619	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,703,626	11.52%	$1,256,935	8.50%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,257,676	8.50	$1,183,695	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,626	11.35%	$1,035,123	7.00%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,035,733	7.00	$961,752	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,703,626	9.64%	$707,091	4.00%	N/A	N/A
First Merchants Bank	1,746,299	9.89	706,331	4.00	$882,913	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,882,254	13.08%	$1,511,230	10.50%	N/A	N/A
First Merchants Bank	1,822,296	12.65	1,513,064	10.50	$1,441,014	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,558,281	10.83%	$1,223,377	8.50%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,224,862	8.50	$1,152,811	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,533,281	10.65%	$1,007,487	7.00%	N/A	N/A
First Merchants Bank	1,641,210	11.39	1,008,710	7.00	$936,659	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,558,281	9.10%	$684,758	4.00%	N/A	N/A
First Merchants Bank	1,641,210	9.60	683,680	4.00	$854,600	5.00%

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

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common shareholders’ equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

Dividends
The Corporation’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2023, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $305.9 million.

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

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of a newly created 7.5 percent non-cumulative perpetual preferred stock with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at December 31, 2023 and 2022. During the twelve months ended December 31, 2023, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), equal to $1.9 million. During the twelve months ended December 31, 2022, the Corporation declared and paid dividends of $140.64 per share (equivalent to $1.41 per depositary share), equal to $1.4 million. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation’s outstanding shares at the time the program became effective. As of December 31, 2023 and 2022, the Corporation had approximately 2.7 million shares at a maximum aggregate value of $74.5 million available to repurchase under the program. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during 2022 or 2023.

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

NOTE 17

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The unpaid balances are as follows for December 31, 2023 and 2022.  The amount of capitalized servicing assets is considered immaterial.

	2023	2022
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$809,198	$794,222
Fannie Mae	780,926	54,934
Equity Bank	42,429	49,558
Federal Home Loan Bank	159,590	27,127
Total	$1,792,143	$925,841

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 18

SHARE-BASED COMPENSATION

Stock options and RSAs have been issued to directors, officers and other management employees under the Corporation’s 2009 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors.  The stock options, which have a ten-year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation’s common stock closing price on Nasdaq on the date of grant.  The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation’s common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or, continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSAs and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2023, 2022, and 2021 was $5.2 million, $4.7 million, and $4.8 million, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Statements of Income.

Share-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.2 percent for the year ended December 31, 2023, based on historical experience.

The following table summarizes the components of the Corporation’s share-based compensation awards recorded as an expense and the income tax benefit of such awards. For the years ended 2023 and 2022, RSAs vested at a stock price higher than the grant date stock price resulting in recognition of income tax benefit at vesting of $126,000 and $86,000, respectively. In 2021, the Corporation had RSAs vest primarily at a stock price that was lower than the grant date stock price, which resulted in the recognition of income tax expense at vesting of $112,000.

	Years Ended December 31,
	2023	2022	2021
Stock and ESPP Options
Pre-tax compensation expense	$103	$95	$155
Income tax benefit	(62)	(74)	(92)
Stock and ESPP option expense, net of income taxes	$41	$21	$63
Restricted Stock Awards
Pre-tax compensation expense	$5,055	$4,557	$4,607
Income tax benefit	(1,188)	(1,043)	(855)
Restricted stock awards expense, net of income taxes	$3,867	$3,514	$3,752
Total Share-Based Compensation:
Pre-tax compensation expense	$5,158	$4,652	$4,762
Income tax benefit	(1,250)	(1,117)	(947)
Total share-based compensation expense, net of income taxes	$3,908	$3,535	$3,815

The grant date fair value of ESPP options was estimated to be approximately $23,000 at the beginning of the October 1, 2023 quarterly offering period. The ESPP options vested during the three months ending December 31, 2023, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2023.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Stock option activity under the Corporation’s stock option plans, as of December 31, 2023, and changes during the year ended December 31, 2023, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	155,100	$18.89
Exercised	(65,025)	$17.07
Outstanding December 31, 2023	90,075	$20.21	1.92	$1,519,912
Vested and Expected to Vest at December 31, 2023	90,075	$20.21	1.92	$1,519,912
Exercisable at December 31, 2023	90,075	$20.21	1.92	$1,519,912

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2023.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation’s common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $1.4 million and $533,000, respectively. Cash receipts of stock options exercised during 2023 and 2022 were $1.1 million and $358,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2023	416,705	$36.97
Granted	172,573	$31.93
Forfeited	(2,975)	$34.58
Vested	(133,877)	$27.25
Unvested RSAs at December 31, 2023	452,426	$37.94

As of December 31, 2023, unrecognized compensation expense related to RSAs was $9.3 million and is expected to be recognized over weighted-average period of 1.82 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2023.

NOTE 19

PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The Corporation’s defined-benefit pension plans, including non-qualified plans for certain employees, former employees and former non-employee directors, cover approximately 9 percent of the Corporation’s employees. In 2005, the Board of Directors of the Corporation approved the curtailment of the accumulation of defined benefits for future services provided by certain participants in the First Merchants Corporation Retirement Plan. No additional pension benefits have been earned by any employees who had not attained both the age of 55 and accrued at least 10 years of vesting service as of March 1, 2005. The benefits are based primarily on years of service and employees’ pay near retirement. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The table below sets forth the plans’ funded status and amounts recognized in the Consolidated Balance Sheets at December 31, using measurement dates of December 31, 2023 and 2022.

	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of year	$55,764	$74,274
Interest cost	2,876	1,905
Actuarial (gain) loss	2,386	(14,546)
Benefits paid	(5,265)	(5,869)
Benefit obligation at end of year	$55,761	$55,764

Change in Plan Assets:
Fair value of plan assets at beginning of year	$77,534	$94,588
Actual return on plan assets	9,395	(11,799)
Employer contributions	594	614
Benefits paid	(5,265)	(5,869)
End of year	82,258	77,534
Funded status at end of year	$26,497	$21,770

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$1,141	$1,955
Assets	$29,262	$25,175
Liabilities	$2,765	$3,405

As of December 31, 2023, the funded status of the plans increased $4.7 million and the accumulated other comprehensive loss, net of tax, decreased $2.5 million from December 31, 2022. A primary contributing factor to these changes was the plans’ assets experiencing a gain of $9.4 million, which was $5.5 million more than the expected return.

The accumulated benefit obligation for all defined benefit plans was $55.8 million at December 31, 2023 and 2022.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2023	December 31, 2022
Projected benefit obligation	$2,765	$3,405
Accumulated benefit obligation	$2,765	$3,405
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $174,000, $122,000 and $117,000 for 2023, 2022 and 2021, respectively.

The following table shows the components of net periodic pension benefit cost:

	December 31, 2023	December 31, 2022	December 31, 2021
Interest cost	2,876	1,905	1,760
Expected return on plan assets	(3,887)	(4,544)	(4,246)
Amortization of prior service cost	87	87	87
Amortization of net loss	80	13	305
Net periodic pension benefit cost	$(844)	$(2,539)	$(2,094)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	December 31, 2023	December 31, 2022	December 31, 2021
Net periodic pension benefit cost	$(844)	$(2,539)	$(2,094)
Net gain (loss)	3,121	(1,797)	9,460
Amortization of net loss	80	13	305
Amortization of prior service cost	87	87	87
Total recognized in other comprehensive income (loss)	3,288	(1,697)	9,852
Total recognized in net periodic pension benefit cost and other comprehensive income (loss)	$4,132	$842	$11,946

Significant assumptions include:

	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.10%	5.40%	2.70%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a
Weighted-average Assumptions Used to Determine Cost:
Discount rate	5.40%	2.70%	2.30%
Expected return on plan assets	5.25%	5.00%	5.00%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a

At December 31, 2023 and 2022, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2023. The minimum contribution required in 2024 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2024	$5,495
2025	5,448
2026	5,265
2027	4,968
2028	4,789
After 2028	20,577
$46,542

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $7.2 million, $6.5 million and $5.2 million for 2023, 2022 and 2021, respectively.

The Corporation also maintains a post retirement benefit plan that provides health insurance benefits for a closed group of participants that came to the Corporation through the 2019 MBT acquisition. To be eligible for the post retirement plan, the participants must (1) have been hired by MBT prior to January 1, 2007, (2) be a full-time employee of the Corporation and employed by MBT prior to the acquisition, and (3) be at least 55 years of age with 5 years of full-time service with MBT. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees’ premiums are determined based on their retiree class (per historical MBT guidelines) and also determined by the plan type for which the retiree is enrolled. As of December 31, 2023 and 2022, the obligation payable under the post retirement plan was $2.3 million and $2.4 million, respectively. Post retirement plan expense totaled $44,000, $53,000 and $62,000 for 2023, 2022 and 2021, respectively.

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

Plan assets are re-balanced quarterly. At December 31, 2023 and 2022, plan assets by category are as follows:

	December 31, 2023		December 31, 2022
	Actual	Target	Actual	Target
Cash and cash equivalents	3.0%	3.0%	5.9%	3.0%
Equity securities	53.4	53.0	51.5	50.0
Debt securities	41.9	42.0	40.4	45.0
Alternative investments	1.7	2.0	2.2	2.0
	100.0%	100.0%	100.0%	100.0%

At December 31, 2023, the maturities of the plans’ debt securities ranged from 75 days to 8.2 years, with a weighted average maturity of 3.7 years. At December 31, 2022, the maturities of the plans’ debt securities ranged from 15 days to 9.1 years, with a weighted average maturity of 3.9 years.

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $76.8 million and $74.0 million as of December 31, 2023 and 2022, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $5.4 million and $3.5 million as of December 31, 2023 and 2022, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2023 and 2022.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,433	$2,433	$—	$—
Corporate Bonds and Notes	17,224	17,224	—	—
Government Agency and Municipal Bonds and Notes	5,164	—	5,164	—
Certificates of Deposit	245	—	245	—
Party-in-Interest Investments
Common Stock	2,243	2,243	—	—
Mutual Funds
Taxable Bond	11,834	11,834	—	—
Large Cap Equity	24,787	24,787	—	—
Mid Cap Equity	9,520	9,520	—	—
Small Cap Equity	4,900	4,900	—	—
International Equity	2,494	2,494	—	—
Specialty Alternative Equity	1,414	1,414	—	—
	$82,258	$76,849	$5,409	$—

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

NOTE 20

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 21%	$54,439	$53,692	$50,566
Tax-exempt Interest Income	(18,193)	(19,349)	(16,200)
Stock Compensation	(228)	(214)	(20)
Earnings on Life Insurance	(1,753)	(2,344)	(1,468)
Tax Credits	(331)	(414)	(354)
State Tax	1,171	2,494	2,697
Other	341	(280)	38
Income Tax Expense	$35,446	$33,585	$35,259

Effective Tax Rate	13.7%	13.1%	14.6%

Income tax expense consists of the following components for the years ended December 31, 2023, 2022, 2021:

	2023	2022	2021
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$29,351	$21,824	$24,634
State	(504)	2,696	1,473
Deferred:
Federal	4,613	8,604	7,211
State	1,986	461	1,941
Income Tax Expense	$35,446	$33,585	$35,259

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Significant components of the net deferred tax assets and liabilities resulting from temporary differences were as follows at December 31, 2023 and 2022:

	2023	2022
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Credit Losses	$54,734	$61,484
Differences in Accounting for Loan Fees	2,398	2,094
Deferred Compensation	4,021	3,922
Federal & State Income Tax Loss Carryforward and Credits	600	600
Net Unrealized Loss on Securities Available for Sale	46,161	62,323
Other	6,716	2,883
Total Assets	114,630	133,306
Liabilities:
Differences in Depreciation Methods	7,439	7,039
Differences in Accounting for Loans and Securities	1,284	1,058
Differences in Accounting for Mortgage Servicing Rights	1,987	616
Difference in Accounting for Pensions and Other Employee Benefits	6,072	3,687
State Income Tax	1,428	1,859
REIT Dividend Deferral	2,979	3,088
Other	8,692	6,502
Total Liabilities	29,881	23,849
Net Deferred Tax Asset	$84,749	$109,457

As of December 31, 2023, the Corporation has approximately $12.2 million of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2024. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $6.8 million. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS Bancorp, Inc. (“CFS”) and Ameriana Bancorp, Inc. (“Ameriana”) of approximately $13.4 million and $11.9 million, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income, for which no deferred federal income tax liability has been recognized. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, federal income taxes may be imposed at the then applicable tax rate. The unrecorded deferred tax liability at December 31, 2023, would have been approximately $5.3 million.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2020.

Additional details regarding the Corporation’s policies related to income taxes are discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

NOTE 21

NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period. Diluted net income per common share is computed by dividing net income available to common stockholders by the combination of the weighted-average common shares outstanding during the reporting period and all potentially dilutive common shares. Potentially dilutive common shares include stock options and RSAs issued under the Corporation’s share-based compensation plans. Potentially dilutive common shares are excluded from the computation of diluted earnings per common share in the periods where the effect would be antidilutive.

The following table reconciles basic and diluted net income per common share for the years indicated:

	2023			2022			2021
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$221,911	59,304,879	$3.74	$220,683	57,692,018	$3.83	$205,531	53,783,632	$3.82
Effect of potentially dilutive stock options and restricted stock awards		183,641			258,239			200,597
Diluted net income per common share	$221,911	59,488,520	$3.73	$220,683	57,950,257	$3.81	$205,531	53,984,229	$3.81

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As of December 31, 2023, 2022 and 2021, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 22

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$100,858	$56,739
Investment in subsidiaries	2,291,788	2,124,104
Premises and equipment	85	119
Interest receivable	7	6
Goodwill	448	448
Cash surrender value of life insurance	756	736
Other assets	8,954	6,851
Total assets	$2,402,896	$2,189,003
Liabilities
Subordinated debentures and other borrowings	$150,174	$150,115
Interest payable	1,383	979
Other liabilities	3,626	3,139
Total liabilities	155,183	154,233
Stockholders' equity	2,247,713	2,034,770
Total liabilities and stockholders' equity	$2,402,896	$2,189,003

Condensed Statements of Income and Comprehensive Income (Loss)

	December 31, 2023	December 31, 2022	December 31, 2021
Income
Dividends from subsidiaries	$131,525	$90,500	$161,825
Other income	16	(1,693)	(50)
Total income	131,541	88,807	161,775
Expenses
Interest expense	10,164	8,005	6,642
Salaries and employee benefits	4,406	3,786	3,917
Net occupancy and equipment expenses	49	46	825
Professional and other outside services	851	2,187	1,264
Other expenses	2,795	1,396	1,687
Total expenses	18,265	15,420	14,335
Income before income tax benefit and equity in undistributed income of subsidiaries	113,276	73,387	147,440
Income tax benefit	4,526	3,645	2,929
Income before equity in undistributed income of subsidiaries	117,802	77,032	150,369
Equity in undistributed income of subsidiaries	105,984	145,057	55,162
Net income	223,786	222,089	205,531
Preferred stock dividends	1,875	1,406	—
Net income available to common stockholders	$221,911	$220,683	$205,531

Net income	$223,786	$222,089	$205,531
Other comprehensive income (loss)	63,181	(294,264)	(19,723)
Comprehensive income (loss)	$286,967	$(72,175)	$185,808

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Cash Flows

	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flow From Operating Activities:
Net income	$223,786	$222,089	$205,531
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	1,803	1,659	1,563
Distributions in excess of (equity in undistributed) income of subsidiaries	(105,984)	(145,057)	(55,162)
Other adjustments	(2,446)	(5,925)	(288)
Net cash provided by operating activities	117,159	72,766	151,644
Cash Flow From Investing Activities:
Net cash and cash equivalents paid in acquisition	—	(72,494)	—
Proceeds from business divestitures	4,852	—	—
Net cash provided (used) by investing activities	4,852	(72,494)	—
Cash Flow From Financing Activities:
Cash dividends on common stock	(80,061)	(72,748)	(61,230)
Cash dividends on preferred stock	(1,875)	(1,406)	—
Stock issued under employee benefit plans	754	706	605
Stock issued under dividend reinvestment and stock purchase plan	2,180	2,056	1,880
Stock options exercised	1,110	358	198
Repurchases of common stock	—	—	(25,444)
Net cash used by financing activities	(77,892)	(71,034)	(83,991)
Net change in cash and cash equivalents	44,119	(70,762)	67,653
Cash and cash equivalents, beginning of the year	56,739	127,501	59,848
Cash and cash equivalents, end of year	$100,858	$56,739	$127,501

NOTE 23

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

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2023, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

ITEM 9A.  CONTROLS AND PROCEDURES.

At the end of the period covered by this report (the “Evaluation Date”), the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2023 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

FORVIS, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2023, which appears as follows.

PART II: ITEM 9., ITEM 9A., ITEM 9B. AND ITEM 9C.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited First Merchants Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Corporation as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 29, 2024,expressed an unqualified opinion on those financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

FORVIS, LLP

Indianapolis, Indiana
February 29, 2024

PART II: ITEM 9., ITEM 9A., ITEM 9B. AND ITEM 9C.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III: ITEM 10., ITEM 11., ITEM 12., ITEM 13. AND ITEM 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2024 annual meeting (“2024 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The Corporation will provide information that is responsive to this Item 11 in its 2024 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	90,075	$20.21	1,528,766
Total	90,075	$20.21	1,528,766

Security Ownership and Related Matters

The Corporation will provide additional information that is responsive to this Item 12 in its 2024 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Corporation will provide information that is responsive to this Item 13 in its 2024 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is FORVIS, LLP, Indianapolis, IN, Auditor Firm ID: 686.

The Corporation will provide information that is responsive to this Item 14 in its 2024 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants’ report
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income, years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income, years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows, years ended December 31, 2023, 2022 and 2021
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on March 24, 2022) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation effective as of November 9, 2023 (2)
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

4.7
Description of the Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.7 of registrant's Form 10-K filed on March 1, 2023) (SEC No. 000-17071)

4.8
Deposit Agreement by and among First Merchants Corporation, Broadridge Corporate Issuer Solutions, Inc., as depositary, and holders from time to time of the depositary receipts described therein, as amended on March 30, 2022 (Incorporated by reference to Exhibit 4.1 of registrant’s Form 8-A filed on March 30, 2022) (SEC No. 001-41342)

4.9	Form of Depositary Receipt (Incorporated by reference to Exhibit 4.2 of registrant’s Form 8-A filed on March 30, 2022) (SEC No. 001-41342)
4.10
Indenture, dated as of December 18, 2019, between First Merchants Corporation (as successor to Level One Bancorp, Inc.) and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)

4.11
First Supplemental Indenture, dated as of March 31, 2022, among First Merchants Corporation, Level One Bancorp, Inc. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.11 of registrant's Form 10-K filed on March 1, 2023) (SEC No. 000-17071)

4.12	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (Incorporated by reference to Exhibit 4.2 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)
10.1
First Merchants Corporation Senior Management Incentive Compensation Program, dated February 6, 2024 (Incorporated by reference to the description in Item 5.02 of registrant's Form 8-K filed on February 8, 2024) (SEC No. 001-41342) (1)

10.2
First Merchants Corporation non-employee director compensation schedule adopted February 9, 2021 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed on May 10, 2021) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to Exhibit 10.3 registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to Exhibit 10.4 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

PART IV: ITEM 15. AND ITEM 16.

10.9
First Merchants Corporation Change of Control Agreement, effective November 4, 2021, with Michele M. Kawiecki (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on November 10, 2021) (SEC No. 000-17071) (1)

10.10
First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to Exhibit 10.7 of registrant's Form 10-K filed on March 27, 1998) (SEC No. 000-17071) (1)

10.11
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.12
First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

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
10.17
Consulting Agreement between Michael C. Rechin and First Merchants Corporation, effective January 1, 2021 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on September 29, 2020) (SEC No. 000-17071) (1)

10.18
Amendment to Consulting Agreement between Michael C. Rechin and First Merchants Corporation, effective January 1, 2023 (Incorporated by reference to Exhibit 10.8 of registrant's Form 10-K filed on March 1, 2023) (SEC No. 000-17071)(1)

10.19
Level One Bancorp, Inc. 2007 Stock Option Plan as amended and restated April 15, 2015 (Incorporated by reference to Exhibit 10.5 of Level One Bancorp, Inc.’s registration statement on Form S-1 filed March 23, 2018) (SEC No. 333-223866) (1)

10.20
Amendment to the Level One Bancorp, Inc. 2007 Stock Option Plan, dated August 29, 2017 (Incorporated by reference to Exhibit 10.6 of Level One Bancorp, Inc.’s registration statement on Form S-1 filed March 23, 2018) (SEC No. 333-223866) (1)

21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
97	First Merchants Corporation Clawback Policy (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Management contract or compensatory plan
(2)	Filed herewith.
(3)	Furnished herewith.

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February, 2024.

FIRST MERCHANTS CORPORATION

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 29th day of February, 2024.

/s/ Mark K. Hardwick	/s/ Michele M. Kawiecki
Mark K. Hardwick	Michele M. Kawiecki, Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Kevin D. Johnson*
Michael R. Becher, Director	Kevin D. Johnson, Director

/s/ Susan W. Brooks*	/s/ Clark C. Kellogg*
Susan W. Brooks, Director	Clark C. Kellogg, Director

/s/ Mung Chiang*	/s/ Gary J. Lehman*
Mung Chiang, Director	Gary J. Lehman, Director

/s/ Patrick J. Fehring*	/s/ Michael C. Rechin*
Patrick J. Fehring, Director	Michael C. Rechin, Director

/s/ Michael J. Fisher*	/s/ Charles E. Schalliol*
Michael J. Fisher, Director	Charles E. Schalliol, Director

/s/ F. Howard Halderman*	/s/ Jason R. Sondhi*
F. Howard Halderman, Director	Jason R. Sondhi, Director

/s/ Mark K. Hardwick*	/s/ Jean L. Wojtowicz*
Mark K. Hardwick, Director	Jean L. Wojtowicz, Director

*	By Michele M. Kawiecki as Attorney-in Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Michele M. Kawiecki
Michele M. Kawiecki
As Attorney-in-Fact February 29, 2024