Form 10-Q
period 2024-03-31
FIRST MERCHANTS CORP
filed 2024-05-01
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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

As of April 26, 2024, there were 58,585,479 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BTFP	Bank Term Funding Program created by the Federal Reserve in March 2023
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRE	Commercial Real Estate
EITF	FASB's Emerging Issues Task Force
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and implemented by the U.S. Small Business Administration to provide small business loans.
PCD	Purchased credit deteriorated loans
RSA	Restricted Stock Awards
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$100,514	$112,649
Interest-bearing deposits	410,497	436,080
Investment securities available for sale	1,620,213	1,627,112
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,820,451 and $1,870,374)	2,163,361	2,184,252
Loans held for sale	15,118	18,934
Loans	12,465,582	12,486,027
Less: Allowance for credit losses - loans	(204,681)	(204,934)
Net loans	12,260,901	12,281,093
Premises and equipment	132,706	133,896
Federal Home Loan Bank stock	41,758	41,769
Interest receivable	92,550	97,664
Goodwill	712,002	712,002
Other intangibles	25,142	27,099
Cash surrender value of life insurance	306,028	306,301
Other real estate owned	4,886	4,831
Tax asset, deferred and receivable	101,121	99,883
Other assets	331,006	322,322
TOTAL ASSETS	$18,317,803	$18,405,887
LIABILITIES
Deposits:
Noninterest-bearing	$2,338,364	$2,500,062
Interest-bearing	12,546,220	12,321,391
Total Deposits	14,884,584	14,821,453
Borrowings:
Securities sold under repurchase agreements	130,264	157,280
Federal Home Loan Bank advances	612,778	712,852
Subordinated debentures and other borrowings	118,612	158,644
Total Borrowings	861,654	1,028,776
Interest payable	19,262	18,912
Other liabilities	327,500	289,033
Total Liabilities	16,093,000	16,158,174
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 58,564,819 and 59,424,122 shares	7,321	7,428
Additional paid-in capital	1,208,447	1,236,506
Retained earnings	1,181,939	1,154,624
Accumulated other comprehensive loss	(198,029)	(175,970)
Total Stockholders' Equity	2,224,803	2,247,713
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,317,803	$18,405,887

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Loans receivable:
Taxable	$198,023	$172,353
Tax exempt	8,190	7,709
Investment securities:
Taxable	8,748	9,087
Tax exempt	13,611	16,070
Deposits with financial institutions	6,493	637
Federal Home Loan Bank stock	835	542
Total Interest Income	235,900	206,398
INTEREST EXPENSE
Deposits	98,285	50,685
Federal funds purchased	—	1,297
Securities sold under repurchase agreements	1,032	848
Federal Home Loan Bank advances	6,773	7,064
Subordinated debentures and other borrowings	2,747	2,385
Total Interest Expense	108,837	62,279
NET INTEREST INCOME	127,063	144,119
Provision for credit losses	2,000	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	125,063	144,119
NONINTEREST INCOME
Service charges on deposit accounts	7,907	7,359
Fiduciary and wealth management fees	8,200	7,862
Card payment fees	4,500	5,172
Net gains and fees on sales of loans	3,254	2,399
Derivative hedge fees	263	1,148
Other customer fees	427	517
Increase in cash surrender value of life insurance	1,449	1,287
Gains on life insurance benefits	143	1
Net realized losses on sales of available for sale securities	(2)	(1,571)
Other income	497	823
Total Noninterest Income	26,638	24,997
NONINTEREST EXPENSES
Salaries and employee benefits	58,293	57,459
Net occupancy	7,312	7,259
Equipment	6,226	6,126
Marketing	1,198	1,309
Outside data processing fees	6,889	6,113
Printing and office supplies	353	383
Intangible asset amortization	1,957	2,197
FDIC assessments	4,287	1,396
Other real estate owned and foreclosure expenses	534	(18)
Professional and other outside services	3,952	3,698
Other expenses	5,934	7,798
Total Noninterest Expenses	96,935	93,720
INCOME BEFORE INCOME TAX	54,766	75,396
Income tax expense	6,825	11,317
NET INCOME	47,941	64,079
Preferred stock dividends	469	469
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$47,472	$63,610
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.80	$1.07
Diluted Net Income Available to Common Stockholders	$0.80	$1.07
Cash Dividends Paid	$0.34	$0.32
Average Diluted Common Shares Outstanding (in thousands)	59,273	59,441

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$47,941	$64,079
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(27,925)	49,415
Reclassification adjustment for losses (gains) included in net income	2	1,571
Tax effect	5,864	(10,707)
Net of tax	(22,059)	40,279

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	—	(51)
Reclassification adjustment for losses (gains) included in net income	—	(1)
Tax effect	—	10
Net of tax	—	(42)
Total other comprehensive income (loss), net of tax	(22,059)	40,237
Comprehensive income	$25,882	$104,316

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	47,941	—	47,941
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(22,059)	(22,059)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.34 per share)	—	—	—	—	—	—	—	(20,157)	—	(20,157)
Repurchases of common stock	—	—	—	—	(888,442)	(111)	(29,863)	—	—	(29,974)
Excise tax on stock repurchase	—	—	—	—	—	—	(297)	—	—	(297)
Share-based compensation	—	—	—	—	7,413	1	1,401	—	—	1,402
Stock issued under employee benefit plans	—	—	—	—	6,259	1	185	—	—	186
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	16,215	2	540	—	—	542
Restricted shares withheld for taxes	—	—	—	—	(748)	—	(25)	—	—	(25)
Balances, March 31, 2024	125	$125	10,000	$25,000	58,564,819	$7,321	$1,208,447	$1,181,939	$(198,029)	$2,224,803

	Three Months Ended March 31, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	2,034,770
Comprehensive loss:
Net income	—	—	—	—	—	—	—	64,079	—	64,079
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	40,237	40,237
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.32 per share)	—	—	—	—	—	—	—	(19,086)	—	(19,086)
Share-based compensation	—	—	—	—	7,573	1	1,196	—	—	1,197
Stock issued under employee benefit plans	—	—	—	—	5,900	1	198	—	—	199
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,464	2	512	—	—	514
Stock options exercised	—	—	—	—	58,620	7	1,003	—	—	1,010
Restricted shares withheld for taxes	—	—	—	—	(89)	—	(3)	—	—	(3)
Balances, March 31, 2023	125	$125	10,000	$25,000	59,257,051	$7,407	$1,231,532	$1,057,298	$(198,914)	$2,122,448

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flow From Operating Activities:
Net income	$47,941	$64,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,000	—
Depreciation and amortization	3,194	2,964
Change in deferred taxes	(2,260)	(3,395)
Share-based compensation	1,402	1,197
Loans originated for sale	(182,793)	(74,212)
Proceeds from sales of loans held for sale	188,347	74,746
Gains on sales of loans held for sale	(1,738)	(848)
Net losses on sales and redemptions of securities available for sale	2	1,571
Increase in cash surrender value of life insurance	(1,449)	(1,287)
Gains on life insurance benefits	(143)	(1)
Change in interest receivable	5,114	(445)
Change in interest payable	350	4,449
Other adjustments	(1,119)	18,791
Net cash provided by operating activities	58,848	87,609
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	25,583	(226,634)
Purchases of:
Securities available for sale	(32,231)	(1,400)
Proceeds from sales of securities available for sale	—	213,232
Proceeds from maturities and redemptions of:
Securities available for sale	9,415	17,814
Securities held to maturity	20,006	22,987
Change in Federal Home Loan Bank stock	11	(3,353)
Payment of capital calls to qualified affordable housing investments	(7,975)	(4,171)
Net change in loans	56,511	(238,872)
Proceeds from the sale of other real estate owned	78	46
Proceeds from life insurance benefits	1,865	509
Proceeds from commercial portfolio loan sale	3,273	—
Other adjustments	6,344	(7,284)
Net cash provided (used) in investing activities	82,880	(227,126)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	(30,726)	(184,063)
Certificates of deposit and other time deposits	93,857	504,605
Borrowings	60	486,714
Repayment of borrowings	(167,182)	(646,683)
Cash dividends on preferred stock	(469)	(469)
Cash dividends on common stock	(20,157)	(19,086)
Stock issued under employee benefit plans	186	199
Stock issued under dividend reinvestment and stock purchase plans	542	514
Stock options exercised	—	1,010
Repurchase of common stock	(29,974)	—
Net cash provided (used) by financing activities	(153,863)	142,741
Net Change in Cash and Cash Equivalents	(12,135)	3,224
Cash and Cash Equivalents, January 1	112,649	122,594
Cash and Cash Equivalents, March 31	$100,514	$125,818
Additional cash flow information:
Interest paid	$108,487	$57,830
Income tax paid (refunded)	(1)	(1,118)
Loans transferred to other real estate owned	127	1,080
Non-cash investing activities using trade date accounting	41,719	—
ROU assets obtained in exchange for new operating lease liabilities	3,343	646
Qualified affordable housing investments obtained in exchange for funding commitments	—	4,700

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2023, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year. Reclassifications have been made to prior financial statements to conform to the current financial statement presentation. These reclassifications had no effect on net income. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

Recent Accounting Changes Adopted in 2024

FASB Accounting Standards Updates - No. 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
Summary - The FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU is a consensus of the FASB’s Emerging Issues Task Force (“EITF”).

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

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Corporation adopted this guidance in the first quarter of 2024 and adoption did not have a significant impact on the Corporation’s financial statements or disclosures.

New Accounting Pronouncements Not Yet Adopted

The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Updates - No. 2023-07 - Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosure
Summary - The FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosure, which is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses.

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
•Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods.

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

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This ASU is not expected to have a material impact on the Corporation’s financial statements and disclosures as the Corporation has one operating segment.

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

NOTE 2

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of March 31, 2024 and December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2024
U.S. Government-sponsored agency securities	$110,457	$—	$17,325	$93,132
State and municipal	1,179,288	27	136,252	1,043,063
U.S. Government-sponsored mortgage-backed securities	565,177	336	93,469	472,044
Corporate obligations	12,950	—	976	11,974
Total available for sale	$1,867,872	$363	$248,022	$1,620,213

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$111,521	$—	$16,214	$95,307
State and municipal	1,181,029	364	116,222	1,065,171
U.S. Government-sponsored mortgage-backed securities	541,343	462	86,990	454,815
Corporate obligations	12,947	—	1,128	11,819
Total available for sale	$1,846,840	$826	$220,554	$1,627,112

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of March 31, 2024 and December 31, 2023.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at March 31, 2024
U.S. Government-sponsored agency securities	$370,310	$—	$370,310	$—	$66,154	$304,156
State and municipal	1,097,848	245	1,097,603	691	171,353	927,186
U.S. Government-sponsored mortgage-backed securities	693,948	—	693,948	—	106,317	587,631
Foreign investment	1,500	—	1,500	—	22	1,478
Total held to maturity	$2,163,606	$245	$2,163,361	$691	$343,846	$1,820,451

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$64,159	$309,843
State and municipal	1,099,201	245	1,098,956	1,625	152,113	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	99,448	610,346
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,184,497	$245	$2,184,252	$1,625	$315,748	$1,870,374

Accrued interest on investment securities available for sale and held to maturity at March 31, 2024 and December 31, 2023 of $22.6 million and $25.2 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of March 31, 2024, there were no past due principal and interest payments associated with these securities. At current expected credit loss ("CECL") adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of March 31, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at March 31, 2024, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$114,449	$70,587	$185,036
Aa1	159,923	—	159,923
Aa2	169,157	—	169,157
Aa3	133,379	—	133,379
A1	131,318	—	131,318
A2	16,837	—	16,837
A3	3,468	—	3,468
Non-rated	369,317	995,171	1,364,488
Total	$1,097,848	$1,065,758	$2,163,606

The following tables summarize, as of March 31, 2024 and December 31, 2023, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at March 31, 2024
U.S. Government-sponsored agency securities	$—	$—	$93,132	$17,325	$93,132	$17,325
State and municipal	54,062	1,643	980,756	134,609	1,034,818	136,252
U.S. Government-sponsored mortgage-backed securities	43,251	499	408,518	92,970	451,769	93,469
Corporate obligations	—	—	11,944	976	11,944	976
Total investment securities available for sale	$97,313	$2,142	$1,494,350	$245,880	$1,591,663	$248,022

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$—	$—	$95,307	$16,214	$95,307	$16,214
State and municipal	55,514	1,076	963,584	115,146	1,019,098	116,222
U.S. Government-sponsored mortgage-backed securities	11,493	25	422,868	86,965	434,361	86,990
Corporate obligations	—	—	11,788	1,128	11,788	1,128
Total investment securities available for sale	$67,007	$1,101	$1,493,547	$219,453	$1,560,554	$220,554

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at March 31, 2024
U.S. Government-sponsored agency securities	$17,325	14
State and municipal	136,252	721
U.S. Government-sponsored mortgage-backed securities	93,469	156
Corporate obligations	976	10
Total investment securities available for sale	$248,022	901

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

	March 31, 2024	December 31, 2023
Investments available for sale reported at less than historical cost:
Historical cost	$1,839,685	$1,781,108
Fair value	1,591,663	1,560,554
Gross unrealized losses	$248,022	$220,554
Percent of the Corporation's investments available for sale	98.2%	95.9%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2024 and December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2024
Due in one year or less	$1,865	$1,855	$12,971	$12,831
Due after one through five years	24,392	22,654	112,676	105,283
Due after five through ten years	141,962	131,832	137,043	125,783
Due after ten years	1,134,476	991,828	1,206,968	988,923
	1,302,695	1,148,169	1,469,658	1,232,820
U.S. Government-sponsored mortgage-backed securities	565,177	472,044	693,948	587,631
Total investment securities	$1,867,872	$1,620,213	$2,163,606	$1,820,451

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2023
Due in one year or less	$1,390	$1,382	$3,041	$3,043
Due after one through five years	24,899	23,372	118,592	111,723
Due after five through ten years	127,948	120,385	135,805	126,461
Due after ten years	1,151,260	1,027,158	1,217,265	1,018,801
	1,305,497	1,172,297	1,474,703	1,260,028
U.S. Government-sponsored mortgage-backed securities	541,343	454,815	709,794	610,346
Total investment securities	$1,846,840	$1,627,112	$2,184,497	$1,870,374

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities with a carrying value of approximately $1.7 billion and $1.8 billion were pledged at March 31, 2024 and December 31, 2023, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $152.0 million at March 31, 2024 and $181.4 million at December 31, 2023.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three months ended March 31, 2024 and 2023 are shown below.

	Three Months Ended March 31,
	2024	2023
Sales and redemptions of investment securities available for sale:
Gross gains	$—	$12
Gross losses	(2)	(1,583)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(2)	$(1,571)

NOTE 3

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at March 31, 2024 and December 31, 2023, were $15.1 million and $18.9 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated:

	March 31, 2024	December 31, 2023

Commercial and industrial loans	$3,722,365	$3,670,948
Agricultural land, production and other loans to farmers	234,431	263,414
Real estate loans:
Construction	941,726	957,545
Commercial real estate, non-owner occupied	2,368,360	2,400,839
Commercial real estate, owner occupied	1,137,894	1,162,083
Residential	2,316,490	2,288,921
Home equity	618,258	617,571
Individuals' loans for household and other personal expenditures	161,459	168,388
Public finance and other commercial loans	964,599	956,318
Loans	$12,465,582	$12,486,027

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

•Loss – Loans that are considered uncollectible and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical or desirable to defer charging-off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio and gross charge-offs by loan class and by year of origination for the periods indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

	March 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$370,101	$996,601	$367,993	$231,487	$75,654	$79,364	$1,341,496	$—	$3,462,696
Special Mention	482	46,079	13,757	1,215	4,807	2,895	59,223	—	128,458
Substandard	2,834	46,434	23,731	15,038	1,157	1,915	35,069	—	126,178
Doubtful	—	805	—	—	—	—	4,228	—	5,033
Total Commercial and industrial loans	373,417	1,089,919	405,481	247,740	81,618	84,174	1,440,016	—	3,722,365
Current period gross charge-offs	740	554	45	71	345	76	—	—	1,831
Agricultural land, production and other loans to farmers
Pass	10,864	28,681	37,013	30,569	30,261	37,157	58,787	—	233,332
Special Mention	—	—	266	—	—	146	—	—	412
Substandard	—	56	143	—	454	34	—	—	687
Total Agricultural land, production and other loans to farmers	10,864	28,737	37,422	30,569	30,715	37,337	58,787	—	234,431
Real estate loans:
Construction
Pass	100,743	321,996	267,749	158,342	8,135	9,639	12,414	—	879,018
Special Mention	729	25,332	2,064	652	20,846	—	—	—	49,623
Substandard	—	2,867	4,896	5,322	—	—	—	—	13,085
Total Construction	101,472	350,195	274,709	164,316	28,981	9,639	12,414	—	941,726
Commercial real estate, non-owner occupied
Pass	113,217	345,073	449,978	497,967	409,018	329,186	15,892	—	2,160,331
Special Mention	28,438	45,237	15,281	11,039	2,757	46,235	—	—	148,987
Substandard	—	14,773	9,670	216	20,068	2,059	85	—	46,871
Doubtful	—	11,472	699	—	—	—	—	—	12,171
Total Commercial real estate, non-owner occupied	141,655	416,555	475,628	509,222	431,843	377,480	15,977	—	2,368,360
Current period gross charge-offs	—	339	3	—	—	—	—	—	342
Commercial real estate, owner occupied
Pass	32,088	176,955	193,895	241,834	235,547	168,792	27,158	—	1,076,269
Special Mention	140	6,681	10,555	6,949	2,618	2,098	—	—	29,041
Substandard	1,113	16,524	3,268	4,947	3,302	3,144	286	—	32,584
Total Commercial real estate, owner occupied	33,341	200,160	207,718	253,730	241,467	174,034	27,444	—	1,137,894
Current period gross charge-offs	—	—	—	—	9	—	—	—	9
Residential
Pass	33,315	413,735	701,242	435,538	357,126	343,918	5,108	15	2,289,997
Special Mention	58	2,354	4,340	2,468	623	4,213	200	—	14,256
Substandard	180	801	3,555	2,690	1,017	3,994	—	—	12,237
Total Residential	33,553	416,890	709,137	440,696	358,766	352,125	5,308	15	2,316,490
Current period gross charge-offs	—	39	266	28	21	24	—	—	378
Home equity
Pass	5,302	9,261	27,980	59,097	11,158	5,046	489,371	2,102	609,317
Special Mention	—	—	711	99	1,075	84	4,245	155	6,369
Substandard	63	—	—	725	—	248	1,536	—	2,572
Total Home Equity	5,365	9,261	28,691	59,921	12,233	5,378	495,152	2,257	618,258
Current period gross charge-offs	—	12	2	17	1	125	—	—	157
Individuals' loans for household and other personal expenditures
Pass	8,190	32,152	44,959	25,956	5,351	6,787	37,110	25	160,530
Special Mention	10	137	291	135	48	20	84	194	919
Substandard	—	10	—	—	—	—	—	—	10
Total Individuals' loans for household and other personal expenditures	8,200	32,299	45,250	26,091	5,399	6,807	37,194	219	161,459
Current period gross charge-offs	20	190	131	62	21	12	—	—	436
Public finance and other commercial loans
Pass	33,294	54,992	206,812	202,288	153,742	313,389	82	—	964,599
Total Public finance and other commercial loans	33,294	54,992	206,812	202,288	153,742	313,389	82	—	964,599
Loans	$741,161	$2,599,008	$2,390,848	$1,934,573	$1,344,764	$1,360,363	$2,092,374	$2,491	$12,465,582
Total current period gross charge-offs	$760	$1,134	$447	$178	$397	$237	$—	$—	$3,153

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$1,175,967	$474,601	$253,148	$86,226	$47,910	$45,020	$1,393,756	$60	$3,476,688
Special Mention	34,356	3,911	1,546	5,149	2,986	241	45,994	—	94,183
Substandard	12,311	20,245	17,733	2,479	1,507	1,512	40,449	144	96,380
Doubtful	857	—	—	—	—	—	2,840	—	3,697
Total Commercial and industrial loans	1,223,491	498,757	272,427	93,854	52,403	46,773	1,483,039	204	3,670,948
Current period gross charge-offs	13,973	2,711	576	5,665	78	261	—	—	23,264
Agricultural land, production and other loans to farmers
Pass	35,633	38,145	31,511	31,048	12,995	25,462	87,534	—	262,328
Special Mention	—	266	—	—	—	122	—	—	388
Substandard	58	150	—	454	—	36	—	—	698
Total Agricultural land, production and other loans to farmers	35,691	38,561	31,511	31,502	12,995	25,620	87,534	—	263,414
Real estate loans:
Construction
Pass	403,578	267,587	198,350	8,372	7,723	2,357	11,735	—	899,702
Special Mention	25,894	—	—	20,846	—	—	—	—	46,740
Substandard	1,451	4,330	5,322	—	—	—	—	—	11,103
Total Construction	430,923	271,917	203,672	29,218	7,723	2,357	11,735	—	957,545
Commercial real estate, non-owner occupied
Pass	373,378	504,280	535,327	418,553	141,320	200,821	16,744	—	2,190,423
Special Mention	76,382	21,145	7,005	4,531	19,479	27,941	37	—	156,520
Substandard	20,358	10,537	219	20,236	—	2,299	247	—	53,896
Total Commercial real estate, non-owner occupied	470,118	535,962	542,551	443,320	160,799	231,061	17,028	—	2,400,839
Current period gross charge-offs	—	66	—	—	—	—	—	—	66
Commercial real estate, owner occupied
Pass	176,750	199,821	256,346	263,522	99,180	77,485	27,369	—	1,100,473
Special Mention	6,712	5,034	9,319	2,460	919	2,902	514	—	27,860
Substandard	18,092	3,712	4,183	4,545	289	2,929	—	—	33,750
Total Commercial real estate, owner occupied	201,554	208,567	269,848	270,527	100,388	83,316	27,883	—	1,162,083
Current period gross charge-offs	48	—	—	—	2	—	—	—	50
Residential
Pass	395,363	695,056	442,495	365,297	98,654	254,718	4,988	83	2,256,654
Special Mention	2,167	5,591	3,202	1,924	1,065	4,837	200	81	19,067
Substandard	804	3,708	2,529	1,199	866	4,063	31	—	13,200
Total Residential	398,334	704,355	448,226	368,420	100,585	263,618	5,219	164	2,288,921
Current period gross charge-offs	101	252	208	3	3	94	—	—	661
Home equity
Pass	9,375	29,784	61,591	11,084	1,092	3,875	484,330	5,837	606,968
Special Mention	—	715	—	1,092	15	2	5,031	149	7,004
Substandard	63	—	727	—	—	123	2,589	97	3,599
Total Home Equity	9,438	30,499	62,318	12,176	1,107	4,000	491,950	6,083	617,571
Current period gross charge-offs	69	213	224	149	193	1,596	—	—	2,444
Individuals' loans for household and other personal expenditures
Pass	35,781	49,295	28,387	6,726	2,070	5,904	38,619	772	167,554
Special Mention	184	246	138	69	—	14	176	—	827
Substandard	—	6	—	—	1	—	—	—	7
Total Individuals' loans for household and other personal expenditures	35,965	49,547	28,525	6,795	2,071	5,918	38,795	772	168,388
Current period gross charge-offs	147	770	342	77	62	156	—	—	1,554
Public finance and other commercial loans
Pass	65,357	208,347	204,863	155,132	91,619	229,355	1,645	—	956,318
Total Public finance and other commercial loans	65,357	208,347	204,863	155,132	91,619	229,355	1,645	—	956,318
Loans	$2,870,871	$2,546,512	$2,063,941	$1,410,944	$529,690	$892,018	$2,164,828	$7,223	$12,486,027
Total current period gross charge-offs	$14,338	$4,012	$1,350	$5,894	$338	$2,107	$—	$—	$28,039

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $68.9 million as of March 31, 2024 representing a $10.3 million decrease from $79.2 million at December 31, 2023. The 30-59 days past due loans decreased $16.7 million from December 31, 2023 as commercial and industrial, commercial real estate, non-owner occupied and residential loan classes decreased $1.7 million, $12.2 million and $3.1 million, respectively. The 60-89 days past due loans decreased $1.7 million from December 31, 2023. The 90 days or more past due loans increased $8.0 million from December 31, 2023 as commercial real estate, non-owner occupied increased $11.3 million, which was partially offset by a decrease in residential of $2.3 million. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated:

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,712,412	$3,279	$267	$6,407	$3,722,365	$1,585
Agricultural land, production and other loans to farmers	234,177	254	—	—	234,431	—
Real estate loans:
Construction	941,726	—	—	—	941,726	—
Commercial real estate, non-owner occupied	2,341,845	746	2,988	22,781	2,368,360	—
Commercial real estate, owner occupied	1,136,405	939	6	544	1,137,894	—
Residential	2,293,704	8,741	4,197	9,848	2,316,490	1,185
Home equity	611,309	2,918	1,643	2,388	618,258	68
Individuals' loans for household and other personal expenditures	160,530	529	390	10	161,459	—
Public finance and other commercial loans	964,599	—	—	—	964,599	—
Loans	$12,396,707	$17,406	$9,491	$41,978	$12,465,582	$2,838

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,657,447	$5,021	$1,622	$6,858	$3,670,948	$86
Agricultural land, production and other loans to farmers	263,414	—	—	—	263,414	—
Real estate loans:
Construction	955,588	—	1,957	—	957,545	—
Commercial real estate, non-owner occupied	2,376,184	12,995	195	11,465	2,400,839	—
Commercial real estate, owner occupied	1,161,869	—	104	110	1,162,083	—
Residential	2,259,496	11,810	5,472	12,143	2,288,921	—
Home equity	608,948	3,614	1,647	3,362	617,571	52
Individuals' loans for household and other personal expenditures	167,553	635	192	8	168,388	—
Public finance and other commercial loans	956,284	—	—	34	956,318	34
Loans	$12,406,783	$34,075	$11,189	$33,980	$12,486,027	$172

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

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated:

	March 31, 2024		December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$7,140	$305	$9,050	$1,015
Agricultural land, production and other loans to farmers	56	—	58	—
Real estate loans:
Construction	—	—	520	—
Commercial real estate, non-owner occupied	23,213	10,650	11,932	11,095
Commercial real estate, owner occupied	2,687	1,936	3,041	2,257
Residential	25,900	—	25,140	—
Home equity	3,449	—	3,820	—
Individuals' loans for household and other personal expenditures	33	—	19	—
Loans	$62,478	$12,891	$53,580	$14,367

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2024 or 2023.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance increased $17.4 million, primarily related to increases of $8.3 million and $8.6 million in commercial and industrial and commercial real estate, non-owner occupied, respectively, for the three months ended March 31, 2024. The total related allowance balance increased $9.5 million, primarily related to increases of $6.9 million and $2.6 million in commercial and industrial and commercial real estate, non-owner occupied, respectively, for the three months ended March 31, 2024.

	March 31, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$40,331	$40,331	$18,324
Real estate loans:
Construction	—	6	—	6	—
Commercial real estate, non-owner occupied	26,097	—	—	26,097	2,672
Commercial real estate, owner occupied	10,100	—	—	10,100	—
Residential	—	1,333	—	1,333	213
Home equity	—	218	—	218	29
Loans	$36,197	$1,557	$40,331	$78,085	$21,238

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$32,029	$32,029	$11,474
Real estate loans:
Construction	—	7	—	7	—
Commercial real estate, non-owner occupied	17,516	—	—	17,516	35
Commercial real estate, owner occupied	9,452	—	—	9,452	—
Residential	—	1,439	—	1,439	230
Home equity	—	223	—	223	30
Loans	$26,968	$1,669	$32,029	$60,666	$11,769

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at March 31, 2024 and March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$1,542	$2,798	$250	$14	0.12%
Real estate loans:
Commercial real estate, owner occupied	—	190	—	—	0.02%
Residential	1,617	—	—	—	0.07%
Home equity	90	266	—	—	0.06%
Total	$3,249	$3,254	$250	$14

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension	Combination Interest Rate Reduction & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$9,224	$—	0.26%
Agricultural land, production and other loans to farmers	37	—	0.02%
Real estate loans:
Construction	17	—	—%
Commercial real estate, non-owner occupied	97	5,966	0.26%
Commercial real estate, owner occupied	10,822	82	0.88%
Total	$20,197	$6,048

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $50,000.	Extended loans by a weighted average of 15 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.	Provided payment deferrals with weighted average delayed amounts of $5,000. Extended loans by a weighted average of 3 months.
Real estate loans:
Commercial real estate, owner occupied		Extended loans by a weighted average of 5 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $31,000.
Home equity	Provided payment deferrals with weighted average delayed amounts of $4,000.	Extended loans by a weighted average of 6 months.

Three Months Ended March 31, 2023
Financial Effect of Loan Modifications
	Term Extension	Combination Interest Rate Reduction & Term Extension
Commercial and industrial loans	Added a weighted average life of 4 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Agricultural land, production and other loans to farmers	Added a weighted average life of 60 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Real estate loans:
Construction	Added a weighted average life of 24 months to the life of the loans, which reduced monthly payment amounts for the borrowers.
Commercial real estate, non-owner occupied	Added a weighted average life of 12 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	Reduced the weighted average contractual interest rate from 7.81% to 7.40%. Added a weighted average 41 months to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial real estate, owner occupied	Added a weighted average life of 9 months to the life of the loans, which reduced monthly payment amounts for the borrowers.	Reduced the weighted average contractual interest rate from 10.25% to 6.61%. Added a weighted average 114 months to the life of loans, which reduced monthly payment amounts for the borrowers.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the amortized cost basis and payment status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, and that subsequently defaulted during the three months ended March 31, 2024 and 2023 and remained in default at period end.

	Three Months Ended March 31, 2024
	Payment Status
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial loans	$4,605	$—	$98
Real estate loans:
Commercial real estate, owner occupied	189	7	—
Residential	—	122	1,617
Home equity	356	—	—
Total	$5,150	$129	$1,715

Three Months Ended March 31, 2023
Payment Status
Current
Commercial and industrial loans	$9,224
Agricultural land, production and other loans to farmers	37
Real estate loans:
Construction	17
Commercial real estate, non-owner occupied	6,063
Commercial real estate, owner occupied	10,904
Total	$26,245

Upon the Corporation's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Allowance for Credit Losses on Loans

The Allowance for Credit Losses on Loans ("ACL - Loans") is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge-offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged-off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance represents the Corporation’s best estimate of current expected credit losses on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The CECL calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the allowance for credit losses is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

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

The Corporation sub-segmented certain commercial portfolios by risk level and certain consumer portfolios by delinquency status where appropriate. The Corporation utilized a four-quarter reasonable and supportable economic forecast period followed by a six-quarter, straight-line reversion period to the historical macroeconomic mean for the remaining life of the loans. Econometric modeling was performed using historical default rates and a selection of economic forecast scenarios published by Moody’s to develop a range of estimated credit losses for which to determine the best credit loss estimate within. Macroeconomic factors utilized in the modeling process include the national unemployment rate, BBB US corporate index, Commercial Real Estate ("CRE") price index and the home price index.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, charge-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending, investment, collection and other relevant management staff, (vi) changes in the volume and severity of past due financial assets, the volume of the nonaccrual assets, and the volume and severity of adversely classified or graded assets, (vii) the value of underlying collateral for loans that are not collateral dependent, and (viii) other environmental factors such as regulatory, legal and technological considerations, as well as competition and changes in the economic and business conditions that affect the collectibility of financial assets. At CECL adoption, the Corporation established certain qualitative factors that were expected to correlate to losses within the loan portfolio. During a scheduled review of qualitative factors in 2023, the Corporation determined there had not been significant evidence of correlation to losses for the qualitative factors that included i) changes in experience, ability and depth of lending management and staff; ii) changes in lending policies and procedures; iii) changes in the quality of the credit review function; iv) portfolio mix and growth; and v) industry concentration. The Corporation decided to refine these qualitative factors in order to improve our ability to assess related risk and enhance our ability to correlate to losses. The Corporation’s evaluation of the qualitative approach resulted in an insignificant change to the ACL – Loans estimate.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The allowance for credit losses decreased $253,000 during the three months ended March 31, 2024. Net charge-offs totaled $2.3 million and provision expense of $2.0 million was recorded during the three months ended March 31, 2024. The allowance for credit losses decreased $225,000 due to net charge-offs for the three months ended March 31, 2023. The following tables summarize changes in the allowance for credit losses by loan segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses	3,145	1,528	(4,454)	1,781	2,000
Recoveries on loans	551	53	—	296	900
Loans charged off	(1,831)	(351)	—	(971)	(3,153)
Balances, March 31, 2024	$99,213	$45,278	$20,369	$39,821	$204,681

	Three Months Ended March 31, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses	(1,199)	(583)	(384)	2,166	—
Recoveries on loans	530	56	—	258	844
Loans charged off	(243)	(4)	—	(822)	(1,069)
Balances, March 31, 2023	$101,304	$46,308	$28,571	$46,869	$223,052

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

Financial instruments with off-balance sheet risk were as follows:

	March 31, 2024	December 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$4,993,077	$5,025,790
Standby letters of credit	$72,956	$65,580

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments declined by $3.8 million during the year ended December 31, 2023, due to reserve release, which decreased the reserve to $19.5 million at December 31, 2023 and March 31, 2024. This reserve level remains appropriate and is reported in Other Liabilities as of March 31, 2024 in the Consolidated Condensed Balance Sheets.

The table below reflects the total allowance for credit losses for the off-balance sheet commitment for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Balance at beginning of the period	$19,500	$23,300
Provision for credit losses - unfunded commitments	—	—
Ending balance	$19,500	$23,300

NOTE 4

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2024 and December 31, 2023 the Corporation had no interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2024 and 2023, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation doesn't expect to reclassify income (loss) from accumulated other comprehensive income (loss) to interest income.

The amount of gain (loss) recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended
	March 31, 2024	March 31, 2023
Interest Rate Products	$—	$(51)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amount of gain (loss) reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the table below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Interest rate contracts	Interest Expense	$—	$1

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheet, as of March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,348,270	$89,209	$1,355,947	$78,743
Forward contracts related to mortgage loans to be delivered for sale	25,689	357	15,160	469
Interest rate lock commitments	30,146	177	22,706	167
Included in other assets	$1,404,105	$89,743	$1,393,813	$79,379
Included in other liabilities:
Interest rate swaps	$1,348,270	$89,265	$1,355,947	$78,811
Forward contracts related to mortgage loans to be delivered for sale	32,935	143	25,290	191
Interest rate lock commitments	15,026	29	1,025	6
Included in other liabilities	$1,396,231	$89,437	$1,382,262	$79,008

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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(1)	$(46)
Interest rate lock commitments	Net gains and fees on sales of loans	(13)	227
Total net gain (loss) recognized in income		$(14)	$181

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2024, the termination value of derivatives in a net liability position related to these agreements was $4.0 million, which resulted in no collateral pledged to counterparties as of March 31, 2024. While the Corporation did not breach any of these provisions as of March 31, 2024, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

NOTE 5

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

Derivative Financial Agreements

See information regarding the Corporation’s derivative financial agreements in NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024, and December 31, 2023.

		Fair Value Measurements Using:
March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$93,132	$—	$93,132	$—
State and municipal	1,043,063	—	1,039,851	3,212
U.S. Government-sponsored mortgage-backed securities	472,044	—	472,040	4
Corporate obligations	11,974	—	11,943	31
Derivative assets	89,743	—	89,743	—
Derivative liabilities	89,437	—	89,437	—

		Fair Value Measurements Using:
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$95,307	$—	$95,307	$—
State and municipal	1,065,171	—	1,061,896	3,275
U.S. Government-sponsored mortgage-backed securities	454,815	—	454,811	4
Corporate obligations	11,819	—	11,788	31
Derivative assets	79,379	—	79,379	—
Derivative liabilities	79,008	—	79,008	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2024 and 2023.

	Available for Sale Securities
	Three Months Ended
	March 31, 2024	March 31, 2023
Balance at beginning of the period	$3,310	$3,439
Included in other comprehensive income	(95)	114
Principal payments	32	(91)
Ending balance	$3,247	$3,462

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2024 or December 31, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Transfers Between Levels

There were no transfers in or out of Level 3 during the three months ended March 31, 2024 and 2023.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at March 31, 2024, and December 31, 2023.

		Fair Value Measurements Using
March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$33,522	$—	$—	$33,522

		Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,020	$—	$—	$55,020

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2024 and December 31, 2023.

March 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,212	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	BBB
			Discount rate	3.4% - 4.6%
			Weighted-average coupon	3.3%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$33,522	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	4.2%

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,275	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB
			Discount rate	3.6% - 4.7%
			Weighted-average coupon	3.3%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$55,020	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	4.1%

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023.

		March 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$100,514	$100,514	$—	$—	$100,514
Interest-bearing deposits	410,497	410,497	—	—	410,497
Investment securities available for sale	1,620,213	—	1,616,966	3,247	1,620,213
Investment securities held to maturity, net	2,163,361	—	1,810,678	9,773	1,820,451
Loans held for sale	15,118	—	15,118	—	15,118
Loans, net	12,260,901	—	—	11,965,258	11,965,258
Federal Home Loan Bank stock	41,758	—	41,758	—	41,758
Derivative assets	89,743	—	89,743	—	89,743
Interest receivable	92,550	—	92,550	—	92,550
Liabilities:
Deposits	$14,884,584	$12,451,569	$2,421,156	$—	14,872,725
Borrowings:
Securities sold under repurchase agreements	130,264	—	130,254	—	130,254
Federal Home Loan Bank advances	612,778	—	602,913	—	602,913
Subordinated debentures and other borrowings	118,612	—	109,654	—	109,654
Derivative liabilities	89,437	—	89,437	—	89,437
Interest payable	19,262	—	19,262	—	19,262

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$112,649	$112,649	$—	$—	$112,649
Interest-bearing deposits	436,080	436,080	—	—	436,080
Investment securities available for sale	1,627,112	—	1,623,802	3,310	1,627,112
Investment securities held to maturity, net	2,184,252	—	1,859,974	10,400	1,870,374
Loans held for sale	18,934	—	18,934	—	18,934
Loans, net	12,281,093	—	—	11,958,301	11,958,301
Federal Home Loan Bank stock	41,769	—	41,769	—	41,769
Derivative assets	79,379	—	79,379	—	79,379
Interest receivable	97,664	—	97,664	—	97,664
Liabilities:
Deposits	$14,821,453	$12,482,295	$2,329,662	$—	14,811,957
Borrowings:
Securities sold under repurchase agreements	157,280	—	157,265	—	157,265
Federal Home Loan Bank advances	712,852	—	707,377	—	707,377
Subordinated debentures and other borrowings	158,644	—	149,995	—	149,995
Derivative liabilities	79,008	—	79,008	—	79,008
Interest payable	18,912	—	18,912	—	18,912
NOTE 6

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

The following table summarizes the Corporation’s affordable housing investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$112,728	$88,433	$114,514	$96,408

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$1,696	$244
Tax credits recognized	1,644	284

NOTE 7

BORROWINGS

The following table summarizes the Corporation’s borrowings as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Securities sold under repurchase agreements	$130,264	$157,280
Federal Home Loan Bank advances	612,778	712,852
Subordinated debentures and other borrowings	118,612	158,644
Total Borrowings	$861,654	$1,028,776

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the first three months of 2024 and 2023 totaled $194.2 million and $242.2 million, respectively, and the average of such agreements totaled $172.7 million and $208.0 million during the same period of 2024 and 2023, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2024 and December 31, 2023 were:

	March 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$130,264	$—	$—	$—	$130,264

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$157,280	$—	$—	$—	$157,280

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Contractual maturities of borrowings as of March 31, 2024, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2024	$130,264	$60,000	$1,166
2025	—	95,000	—
2026	—	75,000	—
2027	—	250,000	—
2028	—	115,000	30,000
2029 and after	—	17,778	91,029
ASC 805 fair value adjustments at acquisition	—	—	(3,583)
	$130,264	$612,778	$118,612

The terms of a security agreement with the Federal Home Loan Bank ("FHLB") require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At March 31, 2024, the outstanding FHLB advances had interest rates from 0.35 to 4.94 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at March 31, 2024, was $721.2 million. As of March 31, 2024, the Corporation had $110.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of March 31, 2024 and December 31, 2023, subordinated debentures and term loans totaled $118.6 million and $158.6 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At March 31, 2024 and December 31, 2023, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of March 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate ("SOFR"), plus the 0.26161 percent spread adjustment. The interest rate at March 31, 2024 was 7.15 percent. As of December 31, 2023, the subordinated debentures and the trust preferred securities bear interest at a variable rate equal to CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2023 was 7.21 percent. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At March 31, 2024 and December 31, 2023, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of March 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at March 31, 2024 was 7.09 percent. As of December 31, 2023, the subordinated debentures and the trust preferred securities bear interest at a variable rate equal to three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2023 was 7.15 percent. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and became floating thereafter. The rates converted to floating on October 30, 2023. As of March 31, 2024, the Senior Debt had an annual floating rate equal to the three-month CME Term SOFR, adjusted by the relevant spread adjustment (which is 0.26161 percent for a three-month tenor), plus 2.345 percent, or 7.91 percent, and the Subordinated Debt had an annual floating rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment, plus 4.095 percent, or 9.66 percent. The Corporation has an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption is subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem began with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. During the first quarter of 2024, the Corporation exercised its rights to redeem $40.0 million in principal and paid the debt on the scheduled interest payment date. Additionally, the Corporation issued notice in the first quarter of 2024 to the holders of the Subordinated Debt that it intends to exercise its rights to redeem $25.0 million in principal. This redemption occured in the second quarter of 2024 on the scheduled interest payment date. Both redemptions were permitted under the optional redemptions provisions of the Subordinated Note Certificate representing the Subordinated Debt. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of March 31, 2024 and December 31, 2023 the Corporation was in compliance with these covenants.

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

•Other Borrowings. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.3 million as of March 31, 2024 and December 31, 2023. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.2 million as of March 31, 2024 and December 31, 2023.

NOTE 8
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2024 and 2023:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2023	$(173,654)	$—	$(2,316)	$(175,970)
Other comprehensive income (loss) before reclassifications	(22,061)	—	—	(22,061)
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	—	2
Period change	(22,059)	—	—	(22,059)
Balance at March 31, 2024	$(195,713)	$—	$(2,316)	$(198,029)

Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive income (loss) before reclassifications	39,038	(41)	—	38,997
Amounts reclassified from accumulated other comprehensive income (loss)	1,241	(1)	—	1,240
Period change	40,279	(42)	—	40,237
Balance at March 31, 2023	$(194,216)	$88	$(4,786)	$(198,914)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2024 and 2023.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2024	2023	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(2)	$(1,571)	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	—	330	Income tax expense
	$(2)	$(1,241)

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$1	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	—	—	Income tax expense
	$—	$1

Total reclassifications for the period, net of tax	$(2)	$(1,240)

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive loss see NOTE 2. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.
(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive loss see NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

NOTE 9

SHARE-BASED COMPENSATION

Stock options and Restricted Stock Awards ("RSA") have been issued to directors, officers and other management employees under the Corporation's 2009 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors. The stock options, which have a ten year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or, continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

The Corporation’s 2019 Employee Stock Purchase Plan ("ESPP") provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.05 percent for the three months ended March 31, 2024, based on historical experience.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2024	2023
Stock and ESPP Options
Pre-tax compensation expense	$67	$30
Income tax expense (benefit)	—	(57)
Stock and ESPP option expense, net of income taxes	$67	$(27)
Restricted Stock Awards
Pre-tax compensation expense	$1,335	$1,167
Income tax expense (benefit)	(264)	(255)
Restricted stock awards expense, net of income taxes	$1,071	$912
Total Share-Based Compensation
Pre-tax compensation expense	$1,402	$1,197
Income tax expense (benefit)	(264)	(312)
Total share-based compensation expense, net of income taxes	$1,138	$885

The grant date fair value of ESPP options was estimated to be approximately $67,000 at the beginning of the January 1, 2024 quarterly offering period. The ESPP options vested during the three months ending March 31, 2024, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2024.

Stock option activity under the Corporation's stock option plans as of March 31, 2024 and changes during the three months ended March 31, 2024, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	90,075	$20.21
Exercised	—	$—
Outstanding March 31, 2024	90,075	$20.21	1.68	$1,323,548
Vested and Expected to Vest at March 31, 2024	90,075	$20.21	1.68	$1,323,548
Exercisable at March 31, 2024	90,075	$20.21	1.68	$1,323,548

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2024.  The amount of aggregate intrinsic value will change based on the fair market value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 was $1.4 million. There were no stock options exercised during the three months ended March 31, 2024. Cash receipts of stock options exercised during the three months ended March 31, 2023 was $1.0 million.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2024	452,426	$37.94
Granted	8,859	$34.90
Vested	(7,413)	$45.30
Forfeited	(275)	$40.95
Unvested RSAs at March 31, 2024	453,597	$37.76

As of March 31, 2024, unrecognized compensation expense related to RSAs was $8.3 million and is expected to be recognized over a weighted-average period of 1.6 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$11,501	$15,833
Tax-exempt interest income	(4,352)	(4,867)
Non-deductible FDIC premiums	139	60
Share-based compensation	30	(61)
Tax-exempt earnings and gains on life insurance	(334)	(270)
Tax credits	(304)	(92)
State Income Tax	34	700
Other	111	14
Actual Tax Expense	$6,825	$11,317

Effective Tax Rate	12.5%	15.0%

NOTE 11
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

The following table reconciles basic and diluted net income per common share for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$47,472	59,066,789	$0.80	$63,610	59,216,198	$1.07
Effect of potentially dilutive stock options and restricted stock awards		206,225			224,530
Diluted net income per common share	$47,472	59,273,014	$0.80	$63,610	59,440,728	$1.07
RSAs excluded from the diluted average common share calculation(1)		87,287			51,470

(1) Anti-dilution occurs when the unrecognized compensation cost per share of an RSA exceeds the market price of the Corporation's stock.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

SUBSEQUENT EVENT

In April 2024, the Corporation was informed by a borrower that, for the foreseeable future, it planned to discontinue the repayment of principal and interest because of the renegotiation and cessation of several key governmental contracts which provided material cash flow for the repayment of the borrower's loan. As of March 31, 2024, the Corporation's borrower was current, risk graded as Substandard, and had an outstanding loan balance of $38.6 million. The Corporation is evaluating the borrower’s restructuring plan and its impact on the Corporation's collateral position. At this time, the Corporation is unable to determine the extent of potential loss of principal and/or interest.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the three months ended March 31, 2024 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE FIRST QUARTER OF 2024

•Net income available to common stockholders for the three months ended March 31, 2024 was $47.5 million compared to $63.6 million for the three months ended March 31, 2023 and $42.0 million for the three months ended December 31,2023.

•Earnings per fully diluted common share for the first quarter of 2024 totaled $0.80 compared to $1.07 in the first quarter of 2023 and $0.71 in the fourth quarter of 2023.

•Earnings per fully diluted common share for the first quarter of 2024, excluding income on Paycheck Protection Program ("PPP") loans and non-core expenses, totaled $0.85 compared to $1.07 in the first quarter of 2023 and $0.87 in the fourth quarter of 2023. These adjusted earnings per share amounts are non-GAAP measures. For reconciliations of GAAP measures to the corresponding non-GAAP measures, see "NON-GAAP FINANCIAL MEASURES" within the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•Total loans decreased $24.3 million, or 0.8 percent annualized on a linked quarter basis.

•Total deposits increased $63.1 million, or 1.7 percent annualized on a linked quarter basis.

•Strong liquidity and capital with Common Equity Tier 1 Capital Ratio of 11.25 percent.

RESULTS OF OPERATIONS

The Corporation reported first quarter 2024 net income available to common stockholders and diluted earnings per common share of $47.5 million and $0.80 per diluted share, respectively, compared to $63.6 million and $1.07 per diluted share, respectively, during the first quarter of 2023.

Earnings per fully diluted common share for the first quarter of 2024, excluding income on PPP loans and non-core expenses, totaled $0.85, compared to $1.07 in the first quarter of 2023 and $0.87 in the fourth quarter of 2023. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2024, total assets equaled $18.3 billion, a decrease from the December 31, 2023 total of $18.4 billion.

Cash and due from banks and interest-bearing deposits decreased $37.7 million from December 31, 2023 as cash held in ATMs and banking centers decreased and funds were used to paydown borrowings and repurchase shares of the Corporation's stock. Total investment securities decreased $27.8 million from December 31, 2023, primarily due to scheduled paydowns and maturities of investment securities of $29.4 million and an increase of $27.9 million in unrealized losses in the available for sale portfolio during the first three months of 2024. Partially offsetting these decreases were securities purchases of $32.2 million during the quarter. Additionally, while not reflected in the balance sheet, the unrealized loss in the held to maturity portfolio also increased during the three months ended March 31, 2024 by $29.0 million. Currently, the Corporation is reinvesting cashflows into the investment securities portfolio on a limited basis with a primary focus of using liquidity to paydown borrowings and fund loan growth. The investment portfolio as a percentage of total assets was 20.7 percent at March 31, 2024 and December 31, 2023 which reflects progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 2. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio decreased $24.3 million, or 0.8 percent on an annualized basis, since December 31, 2023. The composition of the loan portfolio is 75.1 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 29.8 percent and 19.0 percent of the total loan portfolio, respectively. The loan classes that experienced the largest decreases from December 31, 2023 were agricultural land, construction, commercial real estate, non-owner occupied, and commercial real estate, owner occupied. Partially offsetting those decreases was an increase in commercial and industrial and residential real estate. Additional details of the changes in the Corporation's loans are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s ACL - loans totaled $204.7 million as of March 31, 2024 and equaled 1.64 percent of total loans, compared to $204.9 million and 1.64 percent of total loans at December 31, 2023.  The ACL - loans decreased $0.3 million since December 31, 2023, as net charge-offs in the first quarter of 2024 were $2.3 million and provision for credit losses - loans of $2.0 million was recorded. Nonaccrual loans at March 31, 2024 were $62.5 million and increased $8.9 million from December 31, 2023 primarily due to a $11.5 million commercial real estate, non-owner occupied loan moving to non-accrual in 2024. The increase was partially offset by a decline in non-accrual balances within commercial and industrial and construction loans of $1.9 million during the first quarter of 2024. The Corporation's reserve for unfunded commitments was $19.5 million at March 31, 2024 and December 31, 2023, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's other assets increased $8.7 million from December 31, 2023. The Corporation's derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) increased $10.4 million and $10.4 million, respectively, from December 31, 2023. The increase in valuations are due to additional notional amounts originated in the first quarter of 2024 and an increase in rates.

As of March 31, 2024, total deposits equaled $14.9 billion, an increase of $63.1 million from December 31, 2023, or 1.7 percent on an annualized basis. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.1 percent of the deposit portfolio at March 31, 2024. Noninterest bearing deposits represents 15.7 percent of the deposit portfolio at March 31, 2024, compared to 16.9 percent at December 31, 2023. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. The Corporation experienced increases from December 31, 2023 in money market of $141.2 million, certificates and other time deposits of $100,000 or more of $40.2 million, other certificates and time deposits of $51.6 million and savings accounts of $11.6 million. Demand accounts decreased from December 31, 2023 by $161.7 million.

The average account within the deposit portfolio totals only $34,000. Insured deposits totaled 70.6 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 14.2 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance to the remaining 56.4 percent. Only 29.4 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings decreased $167.1 million as of March 31, 2024, compared to December 31, 2023. Securities sold under repurchase and FHLB advances decreased $27.0 million and $100.1 million, respectively, compared to December 31, 2023 as the Corporation utilized excess liquidity to pay down borrowings in 2024. Additionally, subordinated debt decreased due to the paydown of $40.0 million in principal on the scheduled interest payment date during the first quarter of 2024. Additionally, the Corporation issued notice in the first quarter of 2024 to the holders of subordinated debt that it intends to exercise its rights to redeem $25.0 million in principal in the second quarter of 2024.

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

Adjusted earnings per share, excluding PPP loans and non-core expenses, are meaningful non-GAAP financial measures for management, as they provide a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Corporation's business, because management does not consider these items to be relevant to ongoing financial performance on a per share basis.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - non-GAAP
(Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Net Income Available to Common Stockholders - GAAP	$47,472	$42,010	$63,610
Adjustments:
PPP loan income	—	(7)	(25)
Non-core expenses [1,2]	3,481	12,682	—
Tax on adjustment	(848)	(3,088)	6
Adjusted Net Income Available to Common Stockholders - non-GAAP	$50,105	$51,597	$63,591

Average Diluted Common Shares Outstanding (in thousands)	59,273	59,556	59,441

Diluted Earnings Per Common Share - GAAP	$0.80	$0.71	$1.07
Adjustments:
PPP loan income	—	—	—
Non-core expenses [1,2]	0.06	0.21	—
Tax on adjustment	(0.01)	(0.05)	—
Adjusted Diluted Earnings Per Common Share - non-GAAP	$0.85	$0.87	$1.07

[1] - Non-core expenses in the three months ended December 31, 2023 included $4.3 million from the FDIC special assessment, $6.3 million from early retirement and severance costs, and $2.1 million from a lease termination.

[2] - Non-core expenses in the three months ended March 31, 2024 included $1.1 million from the FDIC special assessment and $2.4 million from digital platform conversion costs.

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)
	March 31, 2024	December 31, 2023
Total Stockholders' Equity (GAAP)	$2,224,803	$2,247,713
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(737,144)	(739,101)
Tangible common equity (non-GAAP)	$1,462,534	$1,483,487
Total assets (GAAP)	$18,317,803	$18,405,887
Less: Intangible assets (GAAP)	(737,144)	(739,101)
Tangible assets (non-GAAP)	$17,580,659	$17,666,786
Stockholders' Equity to Assets (GAAP)	12.15%	12.21%
Tangible common equity to tangible assets (non-GAAP)	8.32%	8.40%

Tangible common equity (non-GAAP)	$1,462,534	$1,483,487
Plus: Tax benefit of intangibles (non-GAAP)	5,398	5,819
Tangible common equity, net of tax (non-GAAP)	$1,467,932	$1,489,306
Common Stock outstanding	58,565	59,424
Book Value (GAAP)	$37.56	$37.40
Tangible book value - common (non-GAAP)	$25.07	$25.06

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Average goodwill (GAAP)	$712,002	$712,002
Average other intangibles (GAAP)	26,017	34,630
Average deferred tax on other intangibles (GAAP)	(5,587)	(7,442)
Intangible adjustment (non-GAAP)	$732,432	$739,190
Average stockholders' equity (GAAP)	$2,242,139	$2,083,125
Average preferred stock (GAAP)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(732,432)	(739,190)
Average tangible capital (non-GAAP)	$1,484,582	$1,318,810
Average assets (GAAP)	$18,430,521	$18,022,195
Intangible adjustment (non-GAAP)	(732,432)	(739,190)
Average tangible assets (non-GAAP)	$17,698,089	$17,283,005
Net income available to common stockholders (GAAP)	$47,472	$63,610
Other intangible amortization, net of tax (GAAP)	1,546	1,734
Preferred stock dividend	469	469
Tangible net income available to common stockholders (non-GAAP)	$49,487	$65,813
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.80	$1.07
Diluted tangible net income available to common stockholders (non-GAAP)	$0.83	$1.11
Ratios:
Return on average GAAP capital (ROE)	8.47%	12.21%
Return on average tangible capital	13.21%	19.82%
Return on average assets (ROA)	1.04%	1.42%
Return on average tangible assets	1.12%	1.52%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 82.7 percent of revenues for the three months ended March 31, 2024. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on a fully taxable equivalent ("FTE") basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2024 and 2023. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

Net interest margin, on an FTE basis, decreased 48 basis points to 3.10 percent for the three months ended March 31, 2024 compared to 3.58 percent for the same period in 2023.

Average Balance Sheet
Average earning assets for the three months ended March 31, 2024 increased $299.4 million compared to the same period in 2023. The increase for the three months ended March 31, 2024 was driven by an increase in interest-bearing deposits of $402.9 million as deposit growth and proceeds from investment securities principal and interest cashflows were held in cash for liquidity purposes. Organic loan growth within the residential real estate and commercial portfolios of $216.3 million and $114.2 million, respectively, also contributed to the increase in average earning assets.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Offsetting the increases in interest-bearing deposits and loans was a decrease in the average investment securities portfolio, which was $447.1 million for the three months ended March 31, 2024, when compared to the same period in 2023. The Corporation is reinvesting cashflows into the investment securities portfolio on a limited basis with a primary focus of using liquidity to paydown borrowings and fund loan growth. Additionally, there was an increase of $27.9 million in unrealized losses in the available for sale portfolio during the first three months of 2024. The investment portfolio as a percentage of total assets was 20.7 percent at March 31, 2024, which is down from the peak at December 31, 2021 of 29.3 percent, and 22.2 percent at March 31, 2023. This decline reflects progress towards a more normalized earning asset mix.

Total average deposits for the three months ended March 31, 2024 increased $457.8 million when compared to the same period in 2023. Average interest-bearing deposits for the three months ended March 31, 2024 increased $1.2 billion compared to the same period in 2023, with the largest increases in the certificates and other time deposit portfolio, money market and interest-bearing demand deposits. Noninterest bearing deposits act to mitigate deposit yield increases as interest rates rise and represented 16.3 percent of the deposit portfolio, which is a decline from the peak in the second quarter of 2022 of 23.6 percent, and 21.6 percent for the three months ended March 31, 2023. Noninterest bearing deposits declined $693.1 million in the three months ended March 31, 2024 when compared to the same period in 2023. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products.

Average borrowings decreased $281.5 million for the three months ended March 31, 2024 compared to the same period in 2023. Average securities sold under repurchase, Federal Funds purchased and FHLB advances decreased $35.3 million, $98.5 million and $127.1 million, respectively, in the first quarter of 2024 compared to the same period in 2023 as the Corporation utilized excess liquidity to pay down borrowings in 2024. Additionally, average subordinated debt decreased $27.6 million due to the paydown of $40.0 million in principal on the scheduled interest payment date during the first quarter of 2024. Additionally, the Corporation issued notice in the first quarter of 2024 to the holders of subordinated debt that it intends to exercise its rights to redeem $25.0 million in principal in the second quarter of 2024.

Interest Income/Expense and Average Yields
In the first quarter of 2024, FTE asset yields increased 59 basis points compared to the same period in 2023. The increase in interest income, on an FTE basis, of $29.0 million during the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in average earning assets. Additionally, the Corporation's loan portfolio is 66.4 percent variable and repricing occurred when the Federal Open Market Committee's ("FOMC") increased interest rates a total of 100 basis points in 2023. The FOMC interest rate increases in 2023 and 2022 also resulted in increased yields on new and renewed loans, which were 8.15 percent for the three months ended March 31, 2024 compared to 7.08 percent for the same period in 2023. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $1.4 million, which accounted for 3 basis points of net interest margin in the three months ended March 31, 2024. Comparatively, the Corporation recognized $2.4 million of accretion income for the three months ended March 31, 2023, or 6 basis points of net interest margin.

Interest costs increased 125 basis points, which mitigated the 59 basis point increase in asset yields and resulted in a 66 basis point FTE decrease in net interest spread when compared to the same period in 2023. Interest costs have increased during the quarter and year due to deposit pricing pressure and deposit portfolio mix changes as a result of customers migrating out of noninterest-bearing deposit products into interest-bearing deposit products.

As customers have migrated to higher yielding interest-bearing deposit products, interest expense increased 47.6 million for the three months ended March 31, 2024, or 137 basis points when compared to the same period in 2023. Offsetting some of the increase in deposit costs, borrowing costs declined 58 basis points. Total cost of funds was 3.23 percent for the three months ended March 31, 2024 compared to 1.98 percent during the same period in 2023.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2024 and 2023.

(Dollars in Thousands)	Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$575,699	$6,493	4.51%	$172,814	$637	1.47%
Federal Home Loan Bank stock	41,764	835	8.00	39,759	542	5.45
Investment Securities: (1)
Taxable	1,783,057	8,748	1.96	1,924,079	9,087	1.89
Tax-Exempt (2)	2,246,265	17,229	3.07	2,552,371	20,342	3.19
Total Investment Securities	4,029,322	25,977	2.58	4,476,450	29,429	2.63
Loans held for sale	21,782	328	6.02	23,538	360	6.12
Loans: (3)
Commercial	8,598,110	159,209	7.41	8,483,879	139,661	6.58
Real estate mortgage	2,130,947	22,357	4.20	1,914,640	18,391	3.84
Installment	821,815	16,129	7.85	840,450	13,941	6.64
Tax-Exempt (2)	904,412	10,367	4.59	872,877	9,758	4.47
Total Loans	12,477,066	208,390	6.68	12,135,384	182,111	6.00
Total Earning Assets	17,123,851	241,695	5.65%	16,824,407	212,719	5.06%
Total Non-Earning Assets	1,306,670			1,197,788
Total Assets	$18,430,521			$18,022,195
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,419,821	$39,491	2.91%	$5,263,601	$24,662	1.87%
Money market deposits	3,045,478	27,383	3.60	2,746,047	13,577	1.98
Savings deposits	1,559,877	3,801	0.97	1,826,209	2,965	0.65
Certificates and other time deposits	2,427,859	27,610	4.55	1,466,275	9,481	2.59
Total Interest-Bearing Deposits	12,453,035	98,285	3.16	11,302,132	50,685	1.79
Borrowings	1,011,812	10,552	4.17	1,293,309	11,594	3.59
Total Interest-Bearing Liabilities	13,464,847	108,837	3.23	12,595,441	62,279	1.98
Noninterest-bearing deposits	2,428,170			3,121,277
Other liabilities	295,365			222,352
Total Liabilities	16,188,382			15,939,070
Stockholders' Equity	2,242,139			2,083,125
Total Liabilities and Stockholders' Equity	$18,430,521	108,837		$18,022,195	62,279
Net Interest Income (FTE)		$132,858			$150,440
Net Interest Spread (FTE) (4)			2.42%			3.08%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.65%			5.06%
Interest Expense / Average Earning Assets			2.55%			1.48%
Net Interest Margin (FTE) (5)			3.10%			3.58%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2024 and 2023. These totals equal $5,795 and $6.321 for the three months ended March 31, 2024 and 2023, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $26.6 million for the first quarter of 2024, a $1.6 million, or 6.6 percent, increase from the first quarter of 2023. The first quarter of 2024 included $2,000 of net realized losses on sales of available for sale securities, compared to $1.6 million in the same period of 2023.

NONINTEREST EXPENSE

Noninterest expense totaled $96.9 million for the first quarter of 2024, a $3.2 million, or 3.4 percent, increase from the first quarter of 2023. The increase was primarily due to non-core charges incurred during the three months ended March 31, 2024 of $3.5 million, which included a $1.1 million accrual estimate for an additional FDIC special assessment, and $2.4 million of digital platform conversion costs.

Partially offsetting these increases, other expenses decreased $1.9 million in the first quarter of 2024 compared to the same period of 2023, primarily due to gains on the sales of former banking center facilities recorded in the first quarter of 2024.

INCOME TAXES

Income tax expense for the three months ended March 31, 2024 was $6.8 million on pre-tax net income of $54.8 million.  For the same period in 2023, income tax expense was $11.3 million on pre-tax income of $75.4 million. The effective income tax rates for the first quarters of 2024 and 2023 were 12.5 percent and 15.0 percent, respectively.

The lower effective income tax rate for the three months ended March 31, 2024 when compared to the same period in 2023 was primarily a result of tax-exempt interest income being a larger portion of pre-tax income in 2024.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 10. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and 2023, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) equal to $469,000. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation repurchased 0.9 million shares of its common stock pursuant to the repurchase program during the three months ended March 31, 2024. As of March 31, 2024, the Corporation had approximately 1.8 million shares at an aggregate value of $44.6 million available to repurchase under the program.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. For the three months ended March 31, 2024, the Corporation recorded excise tax of $297,000 related to its share repurchases during the first quarter of 2024, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

Regulatory Capital
Capital adequacy is an important indicator of financial stability and performance. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by four ratios that are calculated according to the regulations: total risk-based capital, tier 1 risk-based capital, common equity tier 1 ("CET1"), and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2024, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the Consolidated Appropriations Act of 2021 provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the Coronavirus Aid, Relief and Economice Security Act, or CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption is fully reflected in regulatory capital on January 1, 2024.

The Corporation's and Bank's actual and required capital ratios as of March 31, 2024 and December 31, 2023 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,976,448	13.34%	$1,555,978	10.50%	N/A	N/A
First Merchants Bank	1,909,328	12.87	1,557,432	10.50	$1,483,268	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,692,633	11.42%	$1,259,601	8.50%	N/A	N/A
First Merchants Bank	1,723,518	11.62	1,260,778	8.50	$1,186,615	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,667,633	11.25%	$1,037,319	7.00%	N/A	N/A
First Merchants Bank	1,723,518	11.62	1,038,288	7.00	$964,124	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,692,633	9.56%	$708,018	4.00%	N/A	N/A
First Merchants Bank	1,723,518	9.74	707,625	4.00	$884,532	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,021,124	13.67%	$1,552,685	10.50%	N/A	N/A
First Merchants Bank	1,931,810	13.06	1,553,600	10.50	$1,479,619	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,703,626	11.52%	$1,256,935	8.50%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,257,676	8.50	$1,183,695	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,626	11.35%	$1,035,123	7.00%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,035,733	7.00	$961,752	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,703,626	9.64%	$707,091	4.00%	N/A	N/A
First Merchants Bank	1,746,299	9.89	706,331	4.00	$882,913	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65 million. As of December 31, 2023 the Corporation began the five year phase-out (at a rate of 20 percent per year) as defined in the Basel III capital rules, which resulted in a reduction of $13 million in tier 2 capital. Additionally, subordinated debt decreased due to the paydown of $40 million in principal on the scheduled interest payment date during the first quarter of 2024, which resulted in an additional reduction of $32 million in tier 2 capital. As of March 31, 2024, $25 million remains outstanding under these instruments, and $20 million is included in tier 2 capital after the 20 percent phase-out.

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common stockholders equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total common stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,224,803	$2,257,109	$2,247,713	$2,291,788
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	198,029	196,163	175,970	174,103
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000		25,000	—
Less: Disallowed Goodwill and Intangible Assets	(729,734)	(729,286)	(731,315)	(730,867)
Add: Modified CECL Transition Amount	—	—	11,514	11,514
Less: Disallowed Deferred Tax Assets	(340)	(343)	(131)	(114)
Total Tier 1 Capital (Regulatory)	1,692,633	1,723,518	1,703,626	1,746,299
Qualifying Subordinated Debentures	98,176		132,174	—
Allowance for Loan Losses Includible in Tier 2 Capital	185,639	185,810	185,324	185,511
Total Risk-Based Capital (Regulatory)	$1,976,448	$1,909,328	$2,021,124	$1,931,810

Net Risk-Weighted Assets (Regulatory)	$14,818,838	$14,832,683	$14,787,474	$14,796,189
Average Assets (Regulatory)	$17,700,447	$17,690,630	$17,677,268	$17,658,269

Total Risk-Based Capital Ratio (Regulatory)	13.34%	12.87%	13.67%	13.06%
Tier 1 Capital to Risk-Weighted Assets	11.42%	11.62%	11.52%	11.80%
Tier 1 Capital to Average Assets	9.56%	9.74%	9.64%	9.89%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,692,633	$1,723,518	$1,703,626	$1,746,299
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,667,633	$1,723,518	$1,678,626	$1,746,299

Net Risk-Weighted Assets (Regulatory)	$14,818,838	$14,832,683	$14,787,474	$14,796,189
CET1 Capital Ratio (Regulatory)	11.25%	11.62%	11.35%	11.80%

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.32 percent at March 31, 2024, and 8.44 percent at December 31, 2023. At March 31, 2024 and December 31, 2023, the Corporation had net unrealized losses associated with its investment securities available for sale of $247.7 million and $219.7 million, respectively. This decrease in value is due to interest rate changes and not due to credit quality.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at March 31, 2024 and December 31, 2023.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at March 31, 2024 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$742,794	$2,640,946	$338,625	$3,722,365
Agricultural land, production and other loans to farmers	65,777	39,671	128,983	234,431
Real estate loans:
Construction	390,187	378,326	173,213	941,726
Commercial real estate, non-owner occupied	421,956	975,532	970,872	2,368,360
Commercial real estate, owner occupied	100,208	600,087	437,599	1,137,894
Residential	19,731	150,826	2,145,933	2,316,490
Home Equity	24,943	31,939	561,376	618,258
Individuals' loans for household and other personal expenditures	15,692	95,811	49,956	161,459
Public finance and other commercial loans	2,698	59,026	902,875	964,599
Total	$1,783,986	$4,972,164	$5,709,432	$12,465,582

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$37,298	$424,315	$165,021	$626,634
Agricultural land, production and other loans to farmers	1,919	27,561	10,374	39,854
Real estate loans:
Construction	14,834	26,621	135,137	176,592
Commercial real estate, non-owner occupied	122,262	451,414	145,253	718,929
Commercial real estate, owner occupied	58,199	374,809	125,507	558,515
Residential	13,677	114,157	923,224	1,051,058
Home Equity	5,794	10,983	10,474	27,251
Individuals' loans for household and other personal expenditures	3,051	72,406	19,987	95,444
Public finance and other commercial loans	2,646	34,945	873,061	910,652
Total loans with fixed interest rates	$259,680	$1,537,211	$2,408,038	$4,204,929

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$705,496	$2,216,631	$173,604	$3,095,731
Agricultural land, production and other loans to farmers	63,858	12,110	118,609	194,577
Real estate loans:
Construction	375,353	351,705	38,076	765,134
Commercial real estate, non-owner occupied	299,694	524,118	825,619	1,649,431
Commercial real estate, owner occupied	42,009	225,278	312,092	579,379
Residential	6,054	36,669	1,222,709	1,265,432
Home Equity	19,149	20,956	550,902	591,007
Individuals' loans for household and other personal expenditures	12,641	23,405	29,969	66,015
Public finance and other commercial loans	52	24,081	29,814	53,947
Total loans with variable interest rates	$1,524,306	$3,434,953	$3,301,394	$8,260,653

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

At March 31, 2024, non-accrual loans totaled $62.5 million, an increase of $8.9 million from December 31, 2023, primarily due to an $11.5 million commercial real estate, non-owner occupied loan that moved to non-accrual in the first quarter of 2024. The increase was partially offset by a decline in non-accrual balances within commercial and industrial and construction of $1.9 million during the first quarter of 2024.

Other real estate owned and repossessions, totaling $4.9 million at March 31, 2024, increased $55,000 from December 31, 2023. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

The Corporation's nonperforming assets plus accruing loans 90-days or more delinquent and individually evaluated loans are presented in the table below.

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Nonperforming Assets:
Non-accrual loans	$62,478	$53,580
OREO and Repossessions	4,886	4,831
Nonperforming assets (NPA)	67,364	58,411
Loans 90-days or more delinquent and still accruing	2,838	172
NPAs and loans 90-days or more delinquent	$70,202	$58,583

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$8,725	$9,136
Agricultural land, production and other loans to farmers	56	58
Real estate loans:
Construction	—	520
Commercial real estate, non-owner occupied	27,933	16,652
Commercial real estate, owner occupied	2,687	3,041
Residential	27,251	25,178
Home equity	3,517	3,945
Individuals' loans for household and other personal expenditures	33	19
Public finance and other commercial loans	—	34
Nonperforming assets and loans 90-days or more delinquent:	$70,202	$58,583

Provision and Allowance for Credit Losses on Loans

The Corporation adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2021. CECL replaced the previous "incurred loss" model with an "expected loss" model of measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. Additional details of the Corporation's CECL methodology and allowance calculation are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan balances, excluding loans held for sale, decreased $20.4 million from December 31, 2023 to $12.5 billion at March 31, 2024. At March 31, 2024, the allowance for credit losses totaled $204.7 million, which represents a decrease of $253,000 from December 31, 2023. As a percentage of loans, the allowance for credit losses was 1.64 percent at March 31, 2024 and December 31, 2023.

Net charge-offs totaling $2.3 million were recognized for the three months ended March 31, 2024, and provision for credit losses of $2.0 million was recorded for the same period in 2024. Net charge-offs totaling $225,000 were recognized for the three months ended March 31, 2023, with no provision for credit losses recorded in the same period in 2023.

For the three months ended March 31, 2024 and 2023, there were no individual charge-offs or recoveries greater than $500,000. The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2024 and 2023 are reflected in the following table.

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Net charge-offs (recoveries):
Commercial and industrial loans	$1,280	$(287)
Real estate loans:
Commercial real estate, non-owner occupied	342	(44)
Commercial real estate, owner occupied	(44)	(8)
Residential	366	30
Home equity	50	183
Individuals' loans for household and other personal expenditures	259	351
Total net charge-offs (recoveries)	$2,253	$225

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on nonperforming loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The allowance for credit losses remains robust, along with $21.8 million of fair value accretion remaining on the acquired portfolio. The Corporation continues to monitor economic forecast changes, loan growth and credit quality to determine provision needs in the future.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.6 billion at March 31, 2024, a decrease of $6.9 million, or 0.4 percent, from December 31, 2023.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $13.0 million at March 31, 2024. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings utilized as a funding source. At March 31, 2024, total borrowings from the FHLB were $612.8 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at March 31, 2024 was $721.2 million and $1.1 billion, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”). The BTFP was a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par. The BTFP was intended to eliminate the need for depository institutions to quickly sell their securities if they were experiencing stress on their liquidity. As of March 11, 2024, the program was discontinued and the Bank had no outstanding balance as of March 31, 2024.

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

The following table presents the Corporation's material cash requirements from known contractual and other obligations at March 31, 2024:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,451,569	$—	$12,451,569
Certificates and other time deposits	2,349,132	83,883	2,433,015
Securities sold under repurchase agreements	130,264	—	130,264
Federal Home Loan Bank advances	80,000	532,778	612,778
Subordinated debentures and other borrowings	1,326	117,286	118,612
Total	$15,012,291	$733,947	$15,746,238

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

Summarized credit-related financial instruments at March 31, 2024 are as follows:

(Dollars in Thousands)	March 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$4,993,077
Standby and commercial letters of credit	72,956
$5,066,033

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2024, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of March 31, 2024 and December 31, 2023, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2024 and December 31, 2023. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2024	December 31, 2023
Rising 200 basis points from base case	2.6%	4.0%
Falling 100 basis points from base case	(4.2)%	(5.0)%

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January, 2024	48,777	$34.55	48,396	2,638,502
February, 2024	543,942	$33.66	543,942	2,094,560
March, 2024	296,471	$33.74	296,104	1,798,456
Total	889,190		888,442

(1) During the three months ended March 31, 2024, there were 888,442 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amounts in January 2024 and March 2024 also include 381 and 367 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 1,534,544 shares of common stock for a total aggregate investment of $55,416,721.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended March 31, 2024, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on March 24, 2022) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation effective as of November 9, 2023 (Incorporated by reference to Exhibit 3.2 of registrant’s Form 10-K filed on February 29, 2024) (SEC No. 001-41342)
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

First Merchants Corporation
(Registrant)

May 1, 2024	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

May 1, 2024	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)