Form 10-Q
period 2024-06-30
FIRST MERCHANTS CORP
filed 2024-08-01
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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

As of July 26, 2024, there were 58,506,917 outstanding common shares of the registrant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$105,372	$112,649
Interest-bearing deposits	168,528	436,080
Investment securities available for sale	1,618,893	1,627,112
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,779,216 and $1,870,374)	2,134,195	2,184,252
Loans held for sale	32,292	18,934
Loans	12,639,650	12,486,027
Less: Allowance for credit losses - loans	(189,537)	(204,934)
Net loans	12,450,113	12,281,093
Premises and equipment	133,245	133,896
Federal Home Loan Bank stock	41,738	41,769
Interest receivable	97,546	97,664
Goodwill	712,002	712,002
Other intangibles	23,371	27,099
Cash surrender value of life insurance	306,379	306,301
Other real estate owned	4,824	4,831
Tax asset, deferred and receivable	107,080	99,883
Other assets	367,845	322,322
TOTAL ASSETS	$18,303,423	$18,405,887
LIABILITIES
Deposits:
Noninterest-bearing	$2,303,313	$2,500,062
Interest-bearing	12,265,757	12,321,391
Total Deposits	14,569,070	14,821,453
Borrowings:
Federal funds purchased	147,229	—
Securities sold under repurchase agreements	100,451	157,280
Federal Home Loan Bank advances	832,703	712,852
Subordinated debentures and other borrowings	93,589	158,644
Total Borrowings	1,173,972	1,028,776
Interest payable	18,554	18,912
Other liabilities	329,302	289,033
Total Liabilities	16,090,898	16,158,174
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 58,045,653 and 59,424,122 shares	7,256	7,428
Additional paid-in capital	1,191,193	1,236,506
Retained earnings	1,200,930	1,154,624
Accumulated other comprehensive loss	(211,979)	(175,970)
Total Stockholders' Equity	2,212,525	2,247,713
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,303,423	$18,405,887

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans receivable:
Taxable	$201,413	$186,256	$399,436	$358,609
Tax exempt	8,430	7,760	16,620	15,469
Investment securities:
Taxable	9,051	8,886	17,799	17,973
Tax exempt	13,613	14,279	27,224	30,349
Deposits with financial institutions	2,995	3,164	9,488	3,801
Federal Home Loan Bank stock	879	1,020	1,714	1,562
Total Interest Income	236,381	221,365	472,281	427,763
INTEREST EXPENSE
Deposits	99,151	73,201	197,436	123,886
Federal funds purchased	126	123	126	1,420
Securities sold under repurchase agreements	645	979	1,677	1,827
Federal Home Loan Bank advances	6,398	6,815	13,171	13,879
Subordinated debentures and other borrowings	1,490	2,412	4,237	4,797
Total Interest Expense	107,810	83,530	216,647	145,809
NET INTEREST INCOME	128,571	137,835	255,634	281,954
Provision for credit losses	24,500	—	26,500	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	104,071	137,835	229,134	281,954
NONINTEREST INCOME
Service charges on deposit accounts	8,214	7,813	16,121	15,172
Fiduciary and wealth management fees	8,825	7,397	17,025	15,259
Card payment fees	4,739	4,537	9,239	9,709
Net gains and fees on sales of loans	5,141	3,632	8,395	6,031
Derivative hedge fees	489	672	752	1,820
Other customer fees	460	742	887	1,259
Increase in cash surrender value of life insurance	1,414	1,316	2,863	2,603
Gains on life insurance benefits	515	780	658	781
Net realized losses on sales of available for sale securities	(49)	(1,392)	(51)	(2,963)
Other income	1,586	822	2,083	1,645
Total Noninterest Income	31,334	26,319	57,972	51,316
NONINTEREST EXPENSES
Salaries and employee benefits	52,214	54,753	110,507	112,212
Net occupancy	6,746	6,674	14,058	13,933
Equipment	6,599	6,181	12,825	12,307
Marketing	1,773	1,102	2,971	2,411
Outside data processing fees	7,072	6,604	13,961	12,717
Printing and office supplies	354	434	707	817
Intangible asset amortization	1,771	2,182	3,728	4,379
FDIC assessments	3,278	2,740	7,565	4,136
Other real estate owned and foreclosure expenses	373	916	907	898
Professional and other outside services	3,822	4,660	7,774	8,358
Other expenses	7,411	6,347	13,345	14,145
Total Noninterest Expenses	91,413	92,593	188,348	186,313
INCOME BEFORE INCOME TAX	43,992	71,561	98,758	146,957
Income tax expense	4,067	10,699	10,892	22,016
NET INCOME	39,925	60,862	87,866	124,941
Preferred stock dividends	469	469	938	938
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$39,456	$60,393	$86,928	$124,003
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.68	$1.02	$1.48	$2.09
Diluted Net Income Available to Common Stockholders	$0.68	$1.02	$1.48	$2.09
Cash Dividends Paid	$0.35	$0.34	$0.69	$0.66
Average Diluted Common Shares Outstanding (in thousands)	58,328	59,448	58,800	59,446

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$39,925	$60,862	$87,866	$124,941
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(17,708)	(25,461)	(45,632)	23,954
Reclassification adjustment for losses (gains) included in net income	49	1,392	51	2,963
Tax effect	3,709	5,055	9,572	(5,652)
Net of tax	(13,950)	(19,014)	(36,009)	21,265

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	—	(62)	—	(113)
Reclassification adjustment for losses (gains) included in net income	—	16	—	15
Tax effect	—	10	—	20
Net of tax	—	(36)	—	(78)
Total other comprehensive income (loss), net of tax	(13,950)	(19,050)	(36,009)	21,187
Comprehensive income	$25,975	$41,812	$51,857	$146,128

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2024	125	$125	10,000	$25,000	58,564,819	$7,321	$1,208,447	$1,181,939	$(198,029)	$2,224,803
Comprehensive income:
Net income	—	—	—	—	—	—	—	39,925	—	39,925
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(13,950)	(13,950)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.35 per share)	—	—	—	—	—	—	—	(20,465)	—	(20,465)
Repurchases of common stock	—	—	—	—	(593,123)	(74)	(19,907)	—	—	(19,981)
Excise tax on common stock repurchases	—	—	—	—	—	—	(185)	—	—	(185)
Share-based compensation	—	—	—	—	8,803	—	1,351	—	—	1,351
Stock issued under employee benefit plans	—	—	—	—	5,510	1	156	—	—	157
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	17,675	2	557	—	—	559
Stock options exercised	—	—	—	—	42,893	6	807	—	—	813
Restricted shares withheld for taxes	—	—	—	—	(924)	—	(33)	—	—	(33)
Balances, June 30, 2024	125	$125	10,000	$25,000	58,045,653	$7,256	$1,191,193	$1,200,930	$(211,979)	$2,212,525

	Three Months Ended June 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2023	125	$125	10,000	$25,000	59,257,051	$7,407	$1,231,532	$1,057,298	$(198,914)	$2,122,448
Comprehensive income:
Net income	—	—	—	—	—	—	—	60,862	—	60,862
Other comprehensive loss net of tax	—	—	—	—	—	—	—	—	(19,050)	(19,050)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.34 per share)	—	—	—	—	—	—	—	(20,292)	—	(20,292)
Share-based compensation	—	—	—	—	7,084	1	1,234	—	—	1,235
Stock issued under employee benefit plans	—	—	—	—	7,535	1	180	—	—	181
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	19,073	2	548	—	—	550
Stock options exercised	—	—	—	—	6,405	1	99	—	—	100
Balances, June 30, 2023	125	$125	10,000	$25,000	59,297,148	$7,412	$1,233,593	$1,097,399	$(217,964)	$2,145,565

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	87,866	—	87,866
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(36,009)	(36,009)
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.69 per share)	—	—	—	—	—	—	—	(40,622)	—	(40,622)
Repurchases of common stock	—	—	—	—	(1,481,565)	(185)	(49,770)	—	—	(49,955)
Excise tax on stock repurchase	—	—	—	—	—	—	(482)	—	—	(482)
Share-based compensation	—	—	—	—	16,216	2	2,752	—	—	2,754
Stock issued under employee benefit plans	—	—	—	—	11,769	2	341	—	—	343
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	33,890	4	1,097	—	—	1,101
Stock options exercised	—	—	—	—	42,893	5	807	—	—	812
Restricted shares withheld for taxes	—	—	—	—	(1,672)	—	(58)	—	—	(58)
Balances, June 30, 2024	125	$125	10,000	$25,000	58,045,653	$7,256	$1,191,193	$1,200,930	$(211,979)	$2,212,525

	Six Months Ended June 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	124,941	—	124,941
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	21,187	21,187
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.66 per share)	—	—	—	—	—	—	—	(39,378)	—	(39,378)
Share-based compensation	—	—	—	—	14,657	2	2,430	—	—	2,432
Stock issued under employee benefit plans	—	—	—	—	13,435	2	378	—	—	380
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	33,537	4	1,060	—	—	1,064
Stock options exercised	—	—	—	—	65,025	8	1,102	—	—	1,110
Restricted shares withheld for taxes	—	—	—	—	(89)	—	(3)	—	—	(3)
Balances, June 30, 2023	125	$125	10,000	$25,000	59,297,148	$7,412	$1,233,593	$1,097,399	$(217,964)	$2,145,565

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flow From Operating Activities:
Net income	$87,866	$124,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26,500	—
Depreciation and amortization	6,680	5,799
Change in deferred taxes	1,356	(1,429)
Share-based compensation	2,754	2,432
Loans originated for sale	(451,682)	(272,074)
Proceeds from sales of loans held for sale	443,068	256,880
Gains on sales of loans held for sale	(4,744)	(3,009)
Net losses on sales and redemptions of securities available for sale	51	2,963
Increase in cash surrender value of life insurance	(2,863)	(2,603)
Gains on life insurance benefits	(658)	(781)
Change in interest receivable	118	(4,714)
Change in interest payable	(358)	6,065
Other adjustments	13,787	(1,497)
Net cash provided by operating activities	121,875	112,973
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	267,552	(93,419)
Purchases of:
Securities available for sale	(62,328)	(1,400)
Securities held to maturity	—	(5,653)
Proceeds from sales of securities available for sale	—	314,087
Proceeds from maturities and redemptions of:
Securities available for sale	21,396	32,365
Securities held to maturity	48,254	50,774
Change in Federal Home Loan Bank stock	31	(3,317)
Payment of capital calls to qualified affordable housing investments	(15,933)	(4,749)
Net change in loans	(171,915)	(386,135)
Proceeds from the sale of other real estate owned	274	101
Proceeds from life insurance benefits	3,443	4,675
Proceeds from mortgage portfolio loan sale	1,716	—
Proceeds from commercial portfolio loan sale	3,273	89,675
Other adjustments	(28,469)	2,424
Net cash provided by (used in) investing activities	67,294	(572)
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(385,455)	(530,227)
Certificates of deposit and other time deposits	133,072	728,637
Borrowings	427,348	746,773
Repayment of borrowings	(282,152)	(1,033,441)
Cash dividends on preferred stock	(938)	(938)
Cash dividends on common stock	(40,622)	(39,378)
Stock issued under employee benefit plans	343	380
Stock issued under dividend reinvestment and stock purchase plans	1,101	1,064
Stock options exercised	812	1,110
Repurchase of common stock	(49,955)	—
Net cash used in financing activities	(196,446)	(126,020)
Net Change in Cash and Cash Equivalents	(7,277)	(13,619)
Cash and Cash Equivalents, January 1	112,649	122,594
Cash and Cash Equivalents, June 30	$105,372	$108,975
Additional cash flow information:
Interest paid	$217,005	$139,744
Income tax paid (refunded)	5,300	27,530
Loans transferred to other real estate owned	211	1,080
Fixed assets transferred to other real estate owned	—	2,900
Non-cash investing activities using trade date accounting	28,805	26,911
ROU assets obtained in exchange for new operating lease liabilities	5,588	1,505
Qualified affordable housing investments obtained in exchange for funding commitments	40,000	4,700

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2023, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

NOTE 2

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of June 30, 2024 and December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2024
U.S. Government-sponsored agency securities	$108,842	$—	$17,565	$91,277
State and municipal	1,178,364	25	153,482	1,024,907
U.S. Government-sponsored mortgage-backed securities	584,055	376	93,777	490,654
Corporate obligations	12,954	—	899	12,055
Total available for sale	$1,884,215	$401	$265,723	$1,618,893

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$111,521	$—	$16,214	$95,307
State and municipal	1,181,029	364	116,222	1,065,171
U.S. Government-sponsored mortgage-backed securities	541,343	462	86,990	454,815
Corporate obligations	12,947	—	1,128	11,819
Total available for sale	$1,846,840	$826	$220,554	$1,627,112

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of June 30, 2024 and December 31, 2023.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2024
U.S. Government-sponsored agency securities	$365,081	$—	$365,081	$—	$66,005	$299,076
State and municipal	1,091,714	245	1,091,469	300	183,892	908,122
U.S. Government-sponsored mortgage-backed securities	676,145	—	676,145	—	105,607	570,538
Foreign investment	1,500	—	1,500	—	20	1,480
Total held to maturity	$2,134,440	$245	$2,134,195	$300	$355,524	$1,779,216

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$64,159	$309,843
State and municipal	1,099,201	245	1,098,956	1,625	152,113	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	99,448	610,346
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,184,497	$245	$2,184,252	$1,625	$315,748	$1,870,374

Accrued interest on investment securities available for sale and held to maturity at June 30, 2024 and December 31, 2023 of $25.3 million and $25.2 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit loss. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and mortgage-backed securities, all these securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of June 30, 2024, there were no past due principal and interest payments associated with these securities. At current expected credit loss ("CECL") adoption, an allowance for credit losses of $245,000 was recorded on the state and municipal securities classified as held to maturity based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities. The balance of the allowance for credit losses remained unchanged at $245,000 as of June 30, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at June 30, 2024, aggregated by credit quality indicator.

	Held to Maturity
	State and municipal	Other	Total
Credit Rating:
Aaa	$113,341	$70,588	$183,929
Aa1	161,380	—	161,380
Aa2	167,506	—	167,506
Aa3	133,319	—	133,319
A1	131,193	—	131,193
A2	16,839	—	16,839
A3	3,470	—	3,470
Non-rated	364,666	972,138	1,336,804
Total	$1,091,714	$1,042,726	$2,134,440

The following tables summarize, as of June 30, 2024 and December 31, 2023, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at June 30, 2024
U.S. Government-sponsored agency securities	$—	$—	$91,277	$17,565	$91,277	$17,565
State and municipal	50,145	2,900	973,117	150,582	1,023,262	153,482
U.S. Government-sponsored mortgage-backed securities	57,352	903	399,051	92,874	456,403	93,777
Corporate obligations	—	—	12,024	899	12,024	899
Total investment securities available for sale	$107,497	$3,803	$1,475,469	$261,920	$1,582,966	$265,723

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$—	$—	$95,307	$16,214	$95,307	$16,214
State and municipal	55,514	1,076	963,584	115,146	1,019,098	116,222
U.S. Government-sponsored mortgage-backed securities	11,493	25	422,868	86,965	434,361	86,990
Corporate obligations	—	—	11,788	1,128	11,788	1,128
Total investment securities available for sale	$67,007	$1,101	$1,493,547	$219,453	$1,560,554	$220,554

The following tables summarize investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at June 30, 2024
U.S. Government-sponsored agency securities	$17,565	14
State and municipal	153,482	725
U.S. Government-sponsored mortgage-backed securities	93,777	161
Corporate obligations	899	10
Total investment securities available for sale	$265,723	910

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

	June 30, 2024	December 31, 2023
Investments available for sale reported at less than historical cost:
Historical cost	$1,848,689	$1,781,108
Fair value	1,582,966	1,560,554
Gross unrealized losses	$265,723	$220,554
Percent of the Corporation's investments available for sale	97.8%	95.9%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2024 and December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2024
Due in one year or less	$2,402	$2,383	$13,380	$13,249
Due after one through five years	24,675	22,920	113,750	106,226
Due after five through ten years	160,390	144,580	139,308	125,618
Due after ten years	1,112,693	958,356	1,191,857	963,585
	1,300,160	1,128,239	1,458,295	1,208,678
U.S. Government-sponsored mortgage-backed securities	584,055	490,654	676,145	570,538
Total investment securities	$1,884,215	$1,618,893	$2,134,440	$1,779,216

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2023
Due in one year or less	$1,390	$1,382	$3,041	$3,043
Due after one through five years	24,899	23,372	118,592	111,723
Due after five through ten years	127,948	120,385	135,805	126,461
Due after ten years	1,151,260	1,027,158	1,217,265	1,018,801
	1,305,497	1,172,297	1,474,703	1,260,028
U.S. Government-sponsored mortgage-backed securities	541,343	454,815	709,794	610,346
Total investment securities	$1,846,840	$1,627,112	$2,184,497	$1,870,374

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities with a carrying value of approximately $1.5 billion and $1.8 billion were pledged at June 30, 2024 and December 31, 2023, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $118.8 million at June 30, 2024 and $181.4 million at December 31, 2023.

Gross gains and losses on the sales and redemptions of investment securities available for sale for the three and six months ended June 30, 2024 and 2023 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and redemptions of investment securities available for sale:
Gross gains	$—	$151	$—	$759
Gross losses	(49)	(1,543)	(51)	(3,722)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(49)	$(1,392)	$(51)	$(2,963)
NOTE 3

LOANS AND ALLOWANCE

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at June 30, 2024 and December 31, 2023, were $32.3 million and $18.9 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated:

	June 30, 2024	December 31, 2023

Commercial and industrial loans	$3,949,817	$3,670,948
Agricultural land, production and other loans to farmers	239,926	263,414
Real estate loans:
Construction	823,267	957,545
Commercial real estate, non-owner occupied	2,323,533	2,400,839
Commercial real estate, owner occupied	1,174,195	1,162,083
Residential	2,370,905	2,288,921
Home equity	631,104	617,571
Individuals' loans for household and other personal expenditures	162,089	168,388
Public finance and other commercial loans	964,814	956,318
Loans	$12,639,650	$12,486,027

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

	June 30, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$778,502	$810,290	$275,900	$201,870	$70,975	$76,151	$1,533,518	$4	$3,747,210
Special Mention	2,913	5,746	21,042	1,574	2,488	11	35,722	—	69,496
Substandard	13,274	38,566	21,712	5,592	1,625	1,827	42,791	—	125,387
Doubtful	—	7,643	—	—	—	—	81	—	7,724
Total Commercial and industrial loans	794,689	862,245	318,654	209,036	75,088	77,989	1,612,112	4	3,949,817
Current period gross charge-offs	1,100	31,803	205	8,425	345	133	—	—	42,011
Agricultural land, production and other loans to farmers
Pass	22,137	24,869	34,809	29,077	28,845	34,134	61,444	—	235,315
Special Mention	—	—	245	—	—	448	250	—	943
Substandard	601	53	968	709	516	33	788	—	3,668
Total Agricultural land, production and other loans to farmers	22,738	24,922	36,022	29,786	29,361	34,615	62,482	—	239,926
Real estate loans:
Construction
Pass	166,149	276,029	194,572	95,193	6,632	9,460	10,810	—	758,845
Special Mention	—	5,600	23,660	645	—	—	—	—	29,905
Substandard	21,202	2,858	5,135	5,322	—	—	—	—	34,517
Total Construction	187,351	284,487	223,367	101,160	6,632	9,460	10,810	—	823,267
Commercial real estate, non-owner occupied
Pass	245,845	303,828	399,269	451,607	373,231	298,925	13,660	—	2,086,365
Special Mention	77,354	22,906	21,755	10,937	2,428	45,158	—	—	180,538
Substandard	19,488	2,927	189	502	19,824	1,638	85	—	44,653
Doubtful	—	11,288	689	—	—	—	—	—	11,977
Total Commercial real estate, non-owner occupied	342,687	340,949	421,902	463,046	395,483	345,721	13,745	—	2,323,533
Current period gross charge-offs	—	339	3	—	—	—	—	—	342
Commercial real estate, owner occupied
Pass	75,597	191,056	175,737	245,405	231,751	159,142	30,206	—	1,108,894
Special Mention	138	3,230	15,076	6,717	5,301	1,750	260	—	32,472
Substandard	2,072	16,234	964	5,028	4,118	4,135	278	—	32,829
Total Commercial real estate, owner occupied	77,807	210,520	191,777	257,150	241,170	165,027	30,744	—	1,174,195
Current period gross charge-offs	—	—	—	—	9	—	—	—	9
Residential
Pass	111,630	427,692	698,308	421,439	350,587	322,922	5,052	14	2,337,644
Special Mention	668	2,480	5,301	3,917	1,197	5,147	350	—	19,060
Substandard	414	760	4,367	2,973	1,250	4,437	—	—	14,201
Total Residential	112,712	430,932	707,976	428,329	353,034	332,506	5,402	14	2,370,905
Current period gross charge-offs	—	39	403	57	21	54	—	—	574
Home equity
Pass	6,606	7,648	26,336	56,066	10,956	4,652	500,801	6,294	619,359
Special Mention	113	—	1,340	406	1,057	66	5,117	245	8,344
Substandard	62	—	52	597	—	325	2,125	240	3,401
Total Home Equity	6,781	7,648	27,728	57,069	12,013	5,043	508,043	6,779	631,104
Current period gross charge-offs	—	11	36	22	—	265	—	—	334
Individuals' loans for household and other personal expenditures
Pass	34,921	27,868	37,193	14,676	3,983	5,878	35,512	659	160,690
Special Mention	29	224	226	135	110	18	623	—	1,365
Substandard	—	22	10	—	—	—	2	—	34
Total Individuals' loans for household and other personal expenditures	34,950	28,114	37,429	14,811	4,093	5,896	36,137	659	162,089
Current period gross charge-offs	22	353	232	120	25	32	—	—	784
Public finance and other commercial loans
Pass	43,164	54,409	206,136	199,844	152,505	308,167	589	—	964,814
Total Public finance and other commercial loans	43,164	54,409	206,136	199,844	152,505	308,167	589	—	964,814
Loans	$1,622,879	$2,244,226	$2,170,991	$1,760,231	$1,269,379	$1,284,424	$2,280,064	$7,456	$12,639,650
Total current period gross charge-offs	$1,122	$32,545	$879	$8,624	$400	$484	$—	$—	$44,054

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $98.2 million as of June 30, 2024 representing an $18.9 million increase from $79.2 million at December 31, 2023. The 30-59 days past due loans decreased $5.0 million from December 31, 2023 as commercial real estate, non-owner occupied decreased $11.2 million, which was partially offset by increases in commercial and industrial and commercial real estate, owner occupied of $1.0 million and $3.2 million, respectively. The 60-89 days past due loans increased $19.0 million from December 31, 2023 as construction increased $19.2 million. The 90 days or more past due loans increased $5.0 million from December 31, 2023 as commercial and industrial and commercial real estate, non-owner occupied increased $3.5 million and $1.6 million, respectively. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated:

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,932,986	$6,014	$463	$10,354	$3,949,817	$385
Agricultural land, production and other loans to farmers	239,676	250	—	—	239,926	—
Real estate loans:
Construction	802,064	—	21,203	—	823,267	—
Commercial real estate, non-owner occupied	2,306,861	1,789	1,799	13,084	2,323,533	—
Commercial real estate, owner occupied	1,170,516	3,237	—	442	1,174,195	—
Residential	2,342,411	12,483	4,213	11,798	2,370,905	1,187
Home equity	621,441	4,293	2,152	3,218	631,104	114
Individuals' loans for household and other personal expenditures	160,690	1,017	348	34	162,089	—
Public finance and other commercial loans	964,814	—	—	—	964,814	—
Loans	$12,541,459	$29,083	$30,178	$38,930	$12,639,650	$1,686

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,657,447	$5,021	$1,622	$6,858	$3,670,948	$86
Agricultural land, production and other loans to farmers	263,414	—	—	—	263,414	—
Real estate loans:
Construction	955,588	—	1,957	—	957,545	—
Commercial real estate, non-owner occupied	2,376,184	12,995	195	11,465	2,400,839	—
Commercial real estate, owner occupied	1,161,869	—	104	110	1,162,083	—
Residential	2,259,496	11,810	5,472	12,143	2,288,921	—
Home equity	608,948	3,614	1,647	3,362	617,571	52
Individuals' loans for household and other personal expenditures	167,553	635	192	8	168,388	—
Public finance and other commercial loans	956,284	—	—	34	956,318	34
Loans	$12,406,783	$34,075	$11,189	$33,980	$12,486,027	$172

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

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated:

	June 30, 2024		December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$13,373	$5,884	$9,050	$1,015
Agricultural land, production and other loans to farmers	53	—	58	—
Real estate loans:
Construction	—	—	520	—
Commercial real estate, non-owner occupied	22,704	10,372	11,932	11,095
Commercial real estate, owner occupied	2,452	1,870	3,041	2,257
Residential	18,814	—	25,140	—
Home equity	4,476	—	3,820	—
Individuals' loans for household and other personal expenditures	34	—	19	—
Loans	$61,906	$18,126	$53,580	$14,367

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three and six months ended June 30, 2024 or 2023.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance increased $5.0 million, primarily related to an increase of $8.1 million in commercial real estate, non-owner occupied, offset by a decrease of $3.4 million in commercial and industrial, for the six months ended June 30, 2024. The total related allowance balance decreased $612,000, primarily related to a decrease of $3.0 million in commercial and industrial, offset by an increase of $2.4 million in commercial real estate, non-owner occupied, for the six months ended June 30, 2024.

	June 30, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$28,665	$28,665	$8,442
Real estate loans:
Construction	—	5	—	5	—
Commercial real estate, non-owner occupied	25,606	—	—	25,606	2,483
Commercial real estate, owner occupied	9,951	—	—	9,951	—
Residential	—	1,263	—	1,263	204
Home equity	—	212	—	212	28
Loans	$35,557	$1,480	$28,665	$65,702	$11,157

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$32,029	$32,029	$11,474
Real estate loans:
Construction	—	7	—	7	—
Commercial real estate, non-owner occupied	17,516	—	—	17,516	35
Commercial real estate, owner occupied	9,452	—	—	9,452	—
Residential	—	1,439	—	1,439	230
Home equity	—	223	—	223	30
Loans	$26,968	$1,669	$32,029	$60,666	$11,769

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$1,778	$13	$—	0.05%
Real estate loans:
Commercial real estate, non-owner occupied	—	19,488	—	—	0.84%
Commercial real estate, owner occupied	—	1,990	—	—	0.17%
Residential	250	—	392	227	0.04%
Home equity	—	—	162	—	0.03%
Total	$250	$23,256	$567	$227

	Three Months Ended June 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$3,917	$110	$—	0.11%
Real estate loans:
Commercial real estate, non-owner occupied	—	1,570	—	—	0.07%
Commercial real estate, owner occupied	5,664	2,032	—	—	0.65%
Residential	—	14	—	458	0.02%
Total	$5,664	$7,533	$110	$458

	Six Months Ended June 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$1,491	$4,383	$249	$27	$—	0.16%
Real estate loans:
Commercial real estate, non-owner occupied	—	19,488	—	—	—	0.84%
Commercial real estate, owner occupied	—	1,990	—	—	—	0.17%
Residential	1,880	274	—	392	227	0.12%
Home Equity	89	62	—	162	—	0.05%
Total	$3,460	$26,197	$249	$581	$227

	Six Months Ended June 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$12,897	$110	$—	0.37%
Agricultural land, production and other loans to farmers	—	35	—	—	0.02%
Real estate loans:
Construction	—	15	—	—	—%
Commercial real estate, non-owner occupied	—	12,394	5,954	—	0.77%
Commercial real estate, owner occupied	5,664	2,843	79	—	0.73%
Residential	—	14	—	458	0.02%
Total	$5,664	$28,198	$6,143	$458

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Payment Delay, Term Extension & Interest Rate Reduction
Commercial and industrial loans		Extended loans by a weighted average of 12 months.	Provided payment deferrals with weighted average delayed amounts of $5,000 and extended loans by a weighted average of 3 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 16 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 28 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $9,000.		Provided payment deferrals with weighted average delayed amounts of $8,000 and extended loans by a weighted average of 120 months.
Provided payment deferrals with weighted average delayed amounts of $14,000, extended loans by a weighted average of 12 months, and reduced the weighted average contractual interest rate from 5.75% to 5.00%.

Home equity			Provided payment deferrals with weighted average delayed amounts of $8,000 and extended loans by a weighted average of 60 months.

Three Months Ended June 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans		Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 8.25% to 7.10%. Extended loans by a weighted average of 12 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 8 months.
Commercial real estate, owner occupied	Provided payment deferrals with weighted average delayed amounts of $4.5 million.	Extended loans by a weighted average of 6 months.
Residential		Extended loans by a weighted average of 11 months.		Provided payment deferrals with weighted average delayed amounts of $3,400. Extended loans by a weighted average of 3 months.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Payment Delay, Term Extension & Interest Rate Reduction
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $50,000.	Extended loans by a weighted average of 14 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.	Provided payment deferrals with weighted average delayed amounts of $5,000 and extended loans by a weighted average of 3 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 16 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 28 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $28,000.	Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $8,000 and extended loans by a weighted average of 120 months.
Provided payment deferrals with weighted average delayed amounts of $14,000, extended loans by a weighted average of 12 months, and reduced the weighted average contractual interest rate from 5.75% to 5.00%.

Home Equity	Provided payment deferrals with weighted average delayed amounts of $4,000.	Extended loans by a weighted average of 5 months.		Provided payment deferrals with weighted average delayed amounts of $8,000 and extended loans by a weighted average of 60 months.

Six Months Ended June 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans		Extended loans by a weighted average of 7 months.	Reduced the weighted average contractual interest rate from 8.25% to 7.10%. Extended loans by a weighted average of 12 months.	Reduced the weighted average contractual interest rate from 8.25% to 7.10%. Extended loans by a weighted average of 12 months.
Agricultural land, production and other loans to farmers		Extended loans by a weighted average of 60 months.
Real estate loans:
Construction		Extended loans by a weighted average of 24 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 9 months.	Reduced the weighted average contractual interest rate from 7.81% to 7.40%. Extended loans by a weighted average of 41 months.
Commercial real estate, owner occupied	Provided payment deferrals with weighted average delayed amounts of $4.5 million.	Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 10.25% to 6.61%. Extended loans by a weighted average of 12 months.
Residential		Extended loans by a weighted average of 11 months.		Provided payment deferrals with weighted average delayed amounts $3,400. Extended loans by a weighted average of 3 months.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the amortized cost basis and payment status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, and that subsequently defaulted during the three and six months ended June 30, 2024 and 2023 and remained in default at period end.

	Three Months Ended June 30, 2024
	Payment Status
	Current	30-89 Days Past Due
Commercial and industrial loans	$1,791	$125
Real estate loans:
Commercial real estate, non-owner occupied	19,488	1,799
Commercial real estate, owner occupied	1,990	—
Residential	869	538
Home equity	162	89
Total	$24,300	$2,551

	Three Months Ended June 30, 2023
	Payment Status
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial loans	$4,027	$—	$—
Real estate loans:
Commercial real estate, non-owner occupied	1,570	—	—
Commercial real estate, owner occupied	7,696	—	—
Residential	159	108	205
Total	$13,452	$108	$205

	Six Months Ended June 30, 2024
	Payment Status
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial loans	$6,150	$125	$—
Real estate loans:
Commercial real estate, non-owner occupied	19,488	1,799	—
Commercial real estate, owner occupied	1,990	—	—
Residential	1,219	538	1,188
Home equity	224	89	—
Total	$29,071	$2,551	$1,188

	Six Months Ended June 30, 2023
	Payment Status
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial loans	$13,007	$—	$—
Agricultural land, production and other loans to farmers	35	—	—
Real estate loans:
Construction	15	—	—
Commercial real estate, non-owner occupied	18,348	—	—
Commercial real estate, owner occupied	8,586	—	—
Residential	159	108	205
Total	$40,150	$108	$205

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

The allowance for credit losses decreased $15.1 million and $15.4 million during the three and six months ended June 30, 2024, respectively. Net charge-offs totaled $39.6 million and $41.9 million during the three and six months ended June 30, 2024, respectively. Provision expense of $24.5 million and $26.5 million was recorded during the three and six months ended June 30, 2024, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, March 31, 2024	$99,213	$45,278	$20,369	$39,821	$204,681
Provision for credit losses	31,648	75	(6,009)	(1,214)	24,500
Recoveries on loans	536	161	—	560	1,257
Loans charged off	(40,180)	—	—	(721)	(40,901)
Balances, June 30, 2024	$91,217	$45,514	$14,360	$38,446	$189,537

	Three Months Ended June 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, March 31, 2023	$101,304	$46,308	$28,571	$46,869	$223,052
Provision for credit losses	7,639	(7,151)	1,502	(1,990)	—
Recoveries on loans	66	—	—	379	445
Loans charged off	(636)	—	—	(1,714)	(2,350)
Balances, June 30, 2023	$108,373	$39,157	$30,073	$43,544	$221,147

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses	34,793	1,603	(10,463)	567	26,500
Recoveries on loans	1,087	214	—	856	2,157
Loans charged off	(42,011)	(351)	—	(1,692)	(44,054)
Balances, June 30, 2024	$91,217	$45,514	$14,360	$38,446	$189,537

	Six Months Ended June 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses	6,440	(7,734)	1,118	176	—
Recoveries on loans	596	56	—	637	1,289
Loans charged off	(879)	(4)	—	(2,536)	(3,419)
Balances, June 30, 2023	$108,373	$39,157	$30,073	$43,544	$221,147

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

Financial instruments with off-balance sheet risk were as follows:

	June 30, 2024	December 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$5,271,982	$5,025,790
Standby letters of credit	$69,618	$65,580

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments declined by $3.8 million during the year ended December 31, 2023, which decreased the reserve to $19.5 million at December 31, 2023 and June 30, 2024. This reserve level remains appropriate and is reported in Other Liabilities as of June 30, 2024 in the Consolidated Condensed Balance Sheets.

The table below reflects the total allowance for credit losses for the off-balance sheet commitment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of the period	$19,500	$23,300	$19,500	$23,300
Provision for credit losses - unfunded commitments	—	—	—	—
Ending balance	$19,500	$23,300	$19,500	$23,300

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2024 and December 31, 2023 the Corporation had no interest rate swaps or caps designated as hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2024 and 2023, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation doesn't expect to reclassify income (loss) from accumulated other comprehensive income (loss) to interest income.

The amount of gain (loss) recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest Rate Products	$—	$(62)	$—	$(113)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amount of gain (loss) reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the tables below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Interest rate contracts	Interest Expense	$—	$(16)

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain Reclassed from Other Comprehensive Income (Loss) into Income (Effective Portion)
		Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest rate contracts	Interest Expense	$—	$(15)

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheet, as of June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,299,892	$86,965	$1,355,947	$78,743
Forward contracts related to mortgage loans to be delivered for sale	46,801	605	15,160	469
Interest rate lock commitments	27,375	207	22,706	167
Included in other assets	$1,374,068	$87,777	$1,393,813	$79,379
Included in other liabilities:
Interest rate swaps	$1,299,892	$87,015	$1,355,947	$78,811
Forward contracts related to mortgage loans to be delivered for sale	30,948	129	25,290	191
Interest rate lock commitments	22,283	92	1,025	6
Included in other liabilities	$1,353,123	$87,236	$1,382,262	$79,008

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Net gains and fees on sales of loans" in the Consolidated Condensed Statements of Income and is considered a cost of executing a forward contract. The amount of gain (loss) recognized into income related to non-designated hedging instruments is included in the tables below for the periods indicated.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$395	$604
Interest rate lock commitments	Net gains and fees on sales of loans	(33)	(220)
Total net gain (loss) recognized in income		$362	$384

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$393	$709
Interest rate lock commitments	Net gains and fees on sales of loans	(45)	(33)
Total net gain/(loss) recognized in income		$348	$676

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2024, the termination value of derivatives in a net liability position related to these agreements was $3.4 million, which resulted in no collateral pledged to counterparties as of June 30, 2024. While the Corporation did not breach any of these provisions as of June 30, 2024, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024, and December 31, 2023.

		Fair Value Measurements Using:
June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$91,277	$—	$91,277	$—
State and municipal	1,024,907	—	1,021,718	3,189
U.S. Government-sponsored mortgage-backed securities	490,654	—	490,650	4
Corporate obligations	12,055	—	12,024	31
Derivative assets	87,777	—	87,777	—
Derivative liabilities	87,236	—	87,236	—

		Fair Value Measurements Using:
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$95,307	$—	$95,307	$—
State and municipal	1,065,171	—	1,061,896	3,275
U.S. Government-sponsored mortgage-backed securities	454,815	—	454,811	4
Corporate obligations	11,819	—	11,788	31
Derivative assets	79,379	—	79,379	—
Derivative liabilities	79,008	—	79,008	—

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2024 and 2023.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of the period	$3,247	$3,462	$3,310	$3,439
Included in other comprehensive income	(21)	(111)	11	3
Principal payments	(2)	(3)	(97)	(94)
Ending balance	$3,224	$3,348	$3,224	$3,348

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2024 or December 31, 2023.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2024 and 2023.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at June 30, 2024, and December 31, 2023.

		Fair Value Measurements Using
June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$30,988	$—	$—	$30,988

		Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,020	$—	$—	$55,020

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2024 and December 31, 2023.

June 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,189	Discounted cash flow	Maturity/Call date	1 month to 6 years
			US Muni BQ curve	BBB
			Discount rate	3.7% - 4.6%
			Weighted-average coupon	3.3%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$30,988	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 25%
			Weighted-average discount by loan balance	21.8%

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,275	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	A- to BBB
			Discount rate	3.6% - 4.7%
			Weighted-average coupon	3.3%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$55,020	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	4.1%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023.

		June 30, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$105,372	$105,372	$—	$—	$105,372
Interest-bearing deposits	168,528	168,528	—	—	168,528
Investment securities available for sale	1,618,893	—	1,615,669	3,224	1,618,893
Investment securities held to maturity, net	2,134,195	—	1,771,567	7,649	1,779,216
Loans held for sale	32,292	—	32,292	—	32,292
Loans, net	12,450,113	—	—	12,121,987	12,121,987
Federal Home Loan Bank stock	41,738	—	41,738	—	41,738
Derivative assets	87,777	—	87,777	—	87,777
Interest receivable	97,546	—	97,546	—	97,546
Liabilities:
Deposits	$14,569,070	$12,096,840	$2,460,291	$—	14,557,131
Borrowings:
Federal funds purchased	147,229	—	147,229	—	147,229
Securities sold under repurchase agreements	100,451	—	100,451	—	100,451
Federal Home Loan Bank advances	832,703	—	822,958	—	822,958
Subordinated debentures and other borrowings	93,589	—	84,091	—	84,091
Derivative liabilities	87,236	—	87,236	—	87,236
Interest payable	18,554	—	18,554	—	18,554

		December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$112,649	$112,649	$—	$—	$112,649
Interest-bearing deposits	436,080	436,080	—	—	436,080
Investment securities available for sale	1,627,112	—	1,623,802	3,310	1,627,112
Investment securities held to maturity, net	2,184,252	—	1,859,974	10,400	1,870,374
Loans held for sale	18,934	—	18,934	—	18,934
Loans, net	12,281,093	—	—	11,958,301	11,958,301
Federal Home Loan Bank stock	41,769	—	41,769	—	41,769
Derivative assets	79,379	—	79,379	—	79,379
Interest receivable	97,664	—	97,664	—	97,664
Liabilities:
Deposits	$14,821,453	$12,482,295	$2,329,662	$—	14,811,957
Borrowings:
Securities sold under repurchase agreements	157,280	—	157,265	—	157,265
Federal Home Loan Bank advances	712,852	—	707,377	—	707,377
Subordinated debentures and other borrowings	158,644	—	149,995	—	149,995
Derivative liabilities	79,008	—	79,008	—	79,008
Interest payable	18,912	—	18,912	—	18,912

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

The following table summarizes the Corporation’s affordable housing investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$151,029	$120,562	$114,514	$96,408

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$1,626	$1,594	$3,323	$1,837
Tax credits recognized	1,644	1,332	3,289	1,616

NOTE 7

BORROWINGS

The following table summarizes the Corporation’s borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Federal funds purchased	$147,229	$—
Securities sold under repurchase agreements	100,451	157,280
Federal Home Loan Bank advances	832,703	712,852
Subordinated debentures and other borrowings	93,589	158,644
Total Borrowings	$1,173,972	$1,028,776

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the first six months of 2024 and 2023 totaled $194.2 million and $241.9 million, respectively, and the average of such agreements totaled $144.3 million and $194.3 million during the same period of 2024 and 2023, respectively.

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2024 and December 31, 2023 were:

	June 30, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$100,451	$—	$—	$—	$100,451

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$157,280	$—	$—	$—	$157,280

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Contractual maturities of borrowings as of June 30, 2024, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2024	$147,229	$100,451	$110,000	$1,166
2025	—	—	95,000	—
2026	—	—	75,000	—
2027	—	—	250,000	—
2028	—	—	190,000	5,000
2029 and after	—	—	112,703	90,938
ASC 805 fair value adjustments at acquisition	—	—	—	(3,515)
	$147,229	$100,451	$832,703	$93,589

The terms of a security agreement with the Federal Home Loan Bank ("FHLB") require the Corporation to pledge, as collateral for advances, qualifying first mortgage loans, investment securities and multi-family loans in an amount equal to at least 145 percent of these advances depending on the type of collateral pledged. At June 30, 2024, the outstanding FHLB advances had interest rates from 0.35 to 5.48 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at June 30, 2024, was $780.7 million. As of June 30, 2024, the Corporation had $205.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of June 30, 2024 and December 31, 2023, subordinated debentures and term loans totaled $93.6 million and $158.6 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At June 30, 2024 and December 31, 2023, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of June 30, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate ("SOFR"), plus the 0.26161 percent spread adjustment. The interest rate at June 30, 2024 was 7.16 percent. As of December 31, 2023, the subordinated debentures and the trust preferred securities bear interest at a variable rate equal to CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2023 was 7.21 percent. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At June 30, 2024 and December 31, 2023, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of June 30, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at June 30, 2024 was 7.10 percent. As of December 31, 2023, the subordinated debentures and the trust preferred securities bear interest at a variable rate equal to three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2023 was 7.15 percent. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and became floating thereafter. The rates converted to floating on October 30, 2023. The Corporation had an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption was subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem began with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. As of June 30, 2024, the Subordinated Debt was fully paid. During the first quarter of 2024, the Corporation exercised its rights to redeem $40.0 million in principal and paid the debt on the scheduled interest payment date. Additionally, in the second quarter of 2024, the Corporation exercised its rights to redeem the remaining $25.0 million in principal and paid the debt on the scheduled interest payment date. Both redemptions were permitted under the optional redemptions provisions of the Subordinated Note Certificate representing the Subordinated Debt. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of June 30, 2024 and December 31, 2023 the Corporation was in compliance with these covenants.

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

•Other Borrowings. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.2 million as of June 30, 2024 and December 31, 2023. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.2 million as of June 30, 2024 and December 31, 2023.

NOTE 8
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of June 30, 2024 and 2023:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2023	$(173,654)	$—	$(2,316)	$(175,970)
Other comprehensive income (loss) before reclassifications	(36,049)	—	—	(36,049)
Amounts reclassified from accumulated other comprehensive income (loss)	40	—	—	40
Period change	(36,009)	—	—	(36,009)
Balance at June 30, 2024	$(209,663)	$—	$(2,316)	$(211,979)

Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive income (loss) before reclassifications	18,924	(90)	—	18,834
Amounts reclassified from accumulated other comprehensive income (loss)	2,341	12	—	2,353
Period change	21,265	(78)	—	21,187
Balance at June 30, 2023	$(213,230)	$52	$(4,786)	$(217,964)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2024 and 2023.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2024	2023	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(49)	$(1,392)	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	10	292	Income tax expense
	$(39)	$(1,100)

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$(16)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	—	3	Income tax expense
	$—	$(13)

Total reclassifications for the period, net of tax	$(39)	$(1,113)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2024	2023	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$(51)	$(2,963)	Other income - net realized gains on sales of available for sale securities
Related income tax benefit (expense)	11	622	Income tax expense
	$(40)	$(2,341)

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$(15)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	—	3	Income tax expense
	$—	$(12)

Total reclassifications for the period, net of tax	$(40)	$(2,353)

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

NOTE 9

SHARE-BASED COMPENSATION

Stock options and Restricted Stock Awards ("RSA") have been issued to directors, officers and other management employees under the Corporation's 2019 Long-term Equity Incentive Plan, the 2024 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors. The stock options, which have a ten year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or, continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

The Corporation’s 2019 Employee Stock Purchase Plan and 2024 Employee Stock Purchase Plan ("ESPP") provide eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000. The 2019 Employee Stock Purchase Plan expired on June 30, 2024.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.05 percent for the six months ended June 30, 2024, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock and ESPP Options
Pre-tax compensation expense	$35	$15	$102	$44
Income tax expense (benefit)	(40)	(6)	(40)	(62)
Stock and ESPP option expense, net of income taxes	$(5)	$9	$62	$(18)
Restricted Stock Awards
Pre-tax compensation expense	$1,316	$1,220	$2,652	$2,388
Income tax expense (benefit)	(258)	(257)	(523)	(513)
Restricted stock awards expense, net of income taxes	$1,058	$963	$2,129	$1,875
Total Share-Based Compensation
Pre-tax compensation expense	$1,351	$1,235	$2,754	$2,432
Income tax expense (benefit)	(298)	(263)	(563)	(575)
Total share-based compensation expense, net of income taxes	$1,053	$972	$2,191	$1,857

The grant date fair value of ESPP options was estimated to be approximately $35,000 at the beginning of the April 1, 2024 quarterly offering period. The ESPP options vested during the three months ending June 30, 2024, leaving no unrecognized compensation expense related to unvested ESPP options at June 30, 2024.

Stock option activity under the Corporation's stock option plans as of June 30, 2024 and changes during the six months ended June 30, 2024, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	90,075	$20.21
Exercised	(42,893)	$18.94
Outstanding June 30, 2024	47,182	$21.36	1.91	$562,979
Vested and Expected to Vest at June 30, 2024	47,182	$21.36	1.91	$562,979
Exercisable at June 30, 2024	47,182	$21.36	1.91	$562,979

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2024.  The amount of aggregate intrinsic value will change based on the fair value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $591,000 and $1.4 million, respectively. Cash receipts of stock options exercised during the same periods were $812,000 and $1.1 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes information on unvested RSAs outstanding as of June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2024	452,426	$37.94
Granted	24,052	$34.00
Vested	(16,216)	$44.21
Forfeited	(2,250)	$38.23
Unvested RSAs at June 30, 2024	458,012	$37.51

As of June 30, 2024, unrecognized compensation expense related to RSAs was $7.4 million and is expected to be recognized over a weighted-average period of 1.5 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2024.

NOTE 10

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$9,238	$15,028	$20,739	$30,861
Tax-exempt interest income	(4,396)	(4,456)	(8,748)	(9,323)
Non-deductible FDIC premiums	143	113	282	173
Share-based compensation	(15)	(3)	15	(64)
Tax-exempt earnings and gains on life insurance	(405)	(441)	(739)	(711)
Tax credits	(360)	(73)	(664)	(165)
State Income Tax	(225)	520	(191)	1,220
Other	87	11	198	25
Actual Tax Expense	$4,067	$10,699	$10,892	$22,016

Effective Tax Rate	9.2%	15.0%	11.0%	15.0%

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

The following tables reconcile basic and diluted net income per common share for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024			2023
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$39,456	58,104,021	$0.68	$60,393	59,263,813	$1.02
Effect of potentially dilutive stock options and restricted stock awards		224,244			184,566
Diluted net income per common share	$39,456	58,328,265	$0.68	$60,393	59,448,379	$1.02
RSAs excluded from the diluted average common share calculation(1)		90,734			67,731

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Six Months Ended June 30,
	2024			2023
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$86,928	58,585,405	$1.48	$124,003	59,240,137	$2.09
Effect of potentially dilutive stock options and restricted stock awards		215,058			205,920
Diluted net income per common share	$86,928	58,800,463	$1.48	$124,003	59,446,057	$2.09
RSAs excluded from the diluted average common share calculation(1)		89,011			59,913
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the six months ended June 30, 2024 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE SECOND QUARTER OF 2024

•Net income available to common stockholders for the three months ended June 30, 2024 was $39.5 million compared to $60.4 million for the three months ended June 30, 2023 and $47.5 million for the three months ended March 31,2024.

•Earnings per fully diluted common share for the second quarter of 2024 totaled $0.68 compared to $1.02 in the second quarter of 2023 and $0.80 in the first quarter of 2024.

•Strong liquidity and capital with Common Equity Tier 1 Capital Ratio of 11.02 percent.

•Net interest margin totaled 3.16 percent compared to 3.10 percent on a linked quarter basis and 3.39 percent in the second quarter of 2023.

•Total loans grew $191.2 million, or 6.1 percent annualized, on a linked quarter basis, and $374.4 million, or 3.0 percent, during the last twelve months.

•Total deposits declined $315.5 million, or 8.5 percent annualized, on a linked quarter basis, and declined $252.4 million, or 3.4 percent, during the last twelve months.

•Nonperforming assets to total assets were 36 basis points compared to 37 basis points on a linked quarter basis and 43 basis points as of June 30, 2023.

RESULTS OF OPERATIONS

The Corporation reported second quarter 2024 net income available to common stockholders and diluted earnings per common share of $39.5 million and $0.68 per diluted share, respectively, compared to $60.4 million and $1.02 per diluted share, respectively, during the second quarter of 2023.

Earnings per fully diluted common share for the second quarter of 2024, excluding income on PPP loans and non-core expenses, totaled $0.68, compared to $1.02 in the second quarter of 2023 and $0.85 in the first quarter of 2024. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2024, total assets equaled $18.3 billion, a decrease from the December 31, 2023 total of $18.4 billion.

Cash and due from banks and interest-bearing deposits decreased $274.8 million from December 31, 2023 as funds were used to fund loan growth and repurchase shares of the Corporation's stock. Total investment securities decreased $58.3 million from December 31, 2023, primarily due to scheduled pay downs and maturities of investment securities of $69.7 million and an increase of $45.6 million in unrealized losses in the available for sale portfolio during the first six months of 2024. Partially offsetting these decreases were securities purchases of $62.3 million during the first six months of 2024. Additionally, while not reflected in the balance sheet, the unrealized loss in the held to maturity portfolio also increased during the six months ended June 30, 2024 by $41.1 million. Currently, the Corporation is reinvesting cashflows into the investment securities portfolio on a limited basis with a primary focus of using liquidity to pay down borrowings and fund current and future loan growth. The investment portfolio as a percentage of total assets was 20.5 percent at June 30, 2024 and 20.7 percent at December 31, 2023 which reflects progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 2. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $167.0 million, or 2.7 percent on an annualized basis, since December 31, 2023. The composition of the loan portfolio is 74.8 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 31.1 percent and 18.3 percent of the total loan portfolio, respectively. The increase was primarily driven by an increase in commercial and industrial, residential real estate, home equity and commercial real estate, owner occupied. Partially offsetting those increases was a decrease in construction, commercial real estate, non-owner occupied and agricultural land. Additional details of the changes in the Corporation's loans are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s ACL - loans totaled $189.5 million as of June 30, 2024 and equaled 1.50 percent of total loans, compared to $204.9 million and 1.64 percent of total loans at December 31, 2023.  The ACL - loans decreased $15.4 million since December 31, 2023, as net charge-offs during the six months ended June 30, 2024 were $41.9 million and provision for credit losses - loans of $26.5 million was recorded. Nonaccrual loans at June 30, 2024 were $61.9 million and increased $8.3 million from December 31, 2023 primarily due to a $10.8 million and a $4.3 million increase in non-accrual balances in commercial real estate, non-owner occupied and commercial and industrial, respectively. The increases were partially offset by a decline in non-accrual balances within residential of $6.3 million.The Corporation's reserve for unfunded commitments was $19.5 million at June 30, 2024 and December 31, 2023, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 3. LOANS AND ALLOWANCE of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's other assets increased $45.5 million from December 31, 2023. The Corporation's continued investment in qualified affordable housing projects resulted in an increase of $36.7 million in CRA investments (recorded in other assets) and an increase of $24.2 million in unfunded commitments associated with these CRA investments (recorded in other liabilities) from December 31, 2023. Additionally, the Corporation's derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) increased $8.4 million and $8.2 million, respectively, from December 31, 2023. The increase in valuations are due to additional notional amounts originated in the second quarter of 2024 and an increase in rates.

As of June 30, 2024, total deposits equaled $14.6 billion, a decrease of $252.4 million from December 31, 2023, or 3.4 percent on an annualized basis. Total deposits less time deposits greater than $100,000, or core deposits, represented 89.5 percent of the deposit portfolio at June 30, 2024. Noninterest bearing deposits represents 15.8 percent of the deposit portfolio at June 30, 2024, compared to 16.9 percent at December 31, 2023. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. The Corporation experienced decreases from December 31, 2023 in demand deposits of $196.7 million, savings accounts of $107.9 million and money market of $69.4 million. Offsetting these decreases was an increase in brokered certificates of deposit of $86.9 million from December 31, 2023.

The average account within the deposit portfolio totals only $33,000. Insured deposits totaled 70.2 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 14.7 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance to the remaining 55.5 percent. Only 29.8 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings increased $145.2 million as of June 30, 2024, compared to December 31, 2023. This increase was primarily driven by an increase of $147.2 million in federal funds purchased and an increase of $119.9 million in FHLB advances from December 31, 2023. Subordinated debentures and other borrowings decreased $65.1 million compared to December 31, 2023 as the Corporation utilized excess liquidity to pay down $40 million of subordinated debentures in the January of 2024 and $25 million of subordinated debentures in April of 2024. Securities sold under repurchase decreased $56.8 million from December 31, 2023 as clients moved into higher yielding deposit products.

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

Net interest income and net interest margin presented on a fully taxable equivalent ("FTE") basis, reflecting the income tax savings when comparing tax-exempt and taxable assets using the federal statutory rate of 21 percent, are non-GAAP financial measures used by management to assess what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on an FTE basis and that it provides useful information for management and investors for peer comparison purposes.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - non-GAAP
(Dollars in thousands, except per share amounts)
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2024	2024	2023	2024	2023
Net Income Available to Common Stockholders - GAAP	$39,456	$47,472	$60,393	$86,928	$124,003
Adjustments:
PPP loan income	—	—	(9)	—	(34)
Non-core expenses [1]	—	3,481	—	3,481	—
Tax on adjustment	—	(848)	2	(848)	8
Adjusted Net Income Available to Common Stockholders - non-GAAP	$39,456	$50,105	$60,386	$89,561	$123,977

Average Diluted Common Shares Outstanding (in thousands)	58,328	59,273	59,448	58,800	59,446

Diluted Earnings Per Common Share - GAAP	$0.68	$0.80	$1.02	$1.48	$2.09
Adjustments:
Non-core expenses [1]	—	0.06	—	0.06	—
Tax on adjustment	—	(0.01)	—	(0.01)	—
Adjusted Diluted Earnings Per Common Share - non-GAAP	$0.68	$0.85	$1.02	$1.53	$2.09

[1] - Non-core expenses in the three months ended March 31, 2024 and the six months ended June 30, 2024 included $2.4 million from duplicative online banking conversion costs and $1.1 million from the FDIC special assessment.

NET INTEREST MARGIN ("NIM"), ADJUSTED
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net Interest Income (GAAP)	$128,571	$137,835	$255,634	$281,954
FTE Adjustment	5,859	5,858	11,655	12,179
Net Interest Income (FTE) (non-GAAP)	134,430	143,693	267,289	294,133

Average Earning Assets (GAAP)	$17,013,984	$16,968,465	$17,068,917	$16,896,834
Net Interest Margin (GAAP)	3.02%	3.25%	3.00%	3.34%
Net Interest Margin (FTE) (non-GAAP)	3.16%	3.39%	3.13%	3.48%

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)
	June 30, 2024	December 31, 2023
Total Stockholders' Equity (GAAP)	$2,212,525	$2,247,713
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(735,373)	(739,101)
Tangible common equity (non-GAAP)	$1,452,027	$1,483,487
Total assets (GAAP)	$18,303,423	$18,405,887
Less: Intangible assets (GAAP)	(735,373)	(739,101)
Tangible assets (non-GAAP)	$17,568,050	$17,666,786
Stockholders' Equity to Assets (GAAP)	12.09%	12.21%
Tangible common equity to tangible assets (non-GAAP)	8.27%	8.40%

Tangible common equity (non-GAAP)	$1,452,027	$1,483,487
Plus: Tax benefit of intangibles (non-GAAP)	5,020	5,819
Tangible common equity, net of tax (non-GAAP)	$1,457,047	$1,489,306
Common Stock outstanding	58,046	59,424
Book Value (GAAP)	$37.68	$37.40
Tangible book value - common (non-GAAP)	$25.10	$25.06

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average goodwill (GAAP)	$712,002	$712,002	$712,002	$712,002
Average other intangibles (GAAP)	24,169	32,463	25,093	33,540
Average deferred tax on other intangibles (GAAP)	(5,191)	(6,976)	(5,389)	(7,208)
Intangible adjustment (non-GAAP)	$730,980	$737,489	$731,706	$738,334
Average stockholders' equity (GAAP)	$2,203,361	$2,139,877	$2,222,750	$2,111,657
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(730,980)	(737,489)	(731,706)	(738,334)
Average tangible capital (non-GAAP)	$1,447,256	$1,377,263	$1,465,919	$1,348,198
Average assets (GAAP)	$18,332,159	$18,170,650	$18,381,340	$18,096,832
Intangible adjustment (non-GAAP)	(730,980)	(737,489)	(731,706)	(738,334)
Average tangible assets (non-GAAP)	$17,601,179	$17,433,161	$17,649,634	$17,358,498
Net income available to common stockholders (GAAP)	$39,456	$60,394	$86,928	$124,003
Other intangible amortization, net of tax (GAAP)	1,399	1,724	2,945	3,459
Preferred stock dividend	469	469	938	938
Tangible net income available to common stockholders (non-GAAP)	$41,324	$62,587	$90,811	$128,400
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.68	$1.02	$1.48	$2.09
Diluted tangible net income available to common stockholders (non-GAAP)	$0.70	$1.05	$1.53	$2.16
Ratios:
Return on average GAAP capital (ROE)	7.16%	11.29%	7.82%	11.74%
Return on average tangible capital	11.29%	18.04%	12.26%	18.91%
Return on average assets (ROA)	0.87%	1.34%	0.96%	1.38%
Return on average tangible assets	0.94%	1.44%	1.03%	1.48%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81.5 percent of revenues for the six months ended June 30, 2024. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2024 and 2023. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. For reconciliations of GAAP net interest margin to the corresponding non-GAAP measures provided below, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net interest margin, on an FTE basis, decreased 23 basis points to 3.16 percent for the three months ended June 30, 2024 compared to 3.39 percent for the same period in 2023.

Net interest margin, on an FTE basis, decreased 35 basis points to 3.13 percent for the six months ended June 30, 2024 compared to 3.48 percent for the same period in 2023.

Average Balance Sheet
Average earning assets for the three months ended June 30, 2024 increased $45.5 million compared to the same period in 2023. The increase for the three months ended June 30, 2024 was primarily driven by organic loan growth within the real estate mortgage and commercial portfolios of $119.5 million and $86.4 million, respectively. The organic loan growth was offset by a decrease in the average investment securities portfolio of $184.6 million, as the Corporation utilized cash flows from investment securities to fund current and future loan growth.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average earning assets for the six months ended June 30, 2024 increased $172.1 million compared to the same period in 2023. The increase for the six months ended June 30, 2024 was driven by an increase in interest bearing deposits of $190.7 million as well as organic loan growth within the real estate mortgage and commercial portfolios of $168.1 million and $100.0 million, respectively. Offsetting the increases in interest-bearing deposits and loans was a decrease in the average investment securities portfolio of $315.1 million for the six months ended June 30, 2024 when compared to the same period in 2023. The Corporation is reinvesting cashflows into the investment securities portfolio on a limited basis with a primary focus of using liquidity to fund current and future loan growth. The investment portfolio as a percentage of total assets was 20.5 percent at June 30, 2024, which is down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix.

Total average deposits for the three months ended June 30, 2024 increased $176.0 million, when compared to the same period in 2023. Average interest-bearing deposits for the three months ended June 30, 2024 increased $624.7 million compared to the same period in 2023, with the largest increases in the certificates and other time deposits, money market and interest-bearing demand deposits. Noninterest bearing deposits act to mitigate deposit yield increases as interest rates rise. Average noninterest bearing deposits declined $448.8 million in the three months ended June 30, 2024 when compared to the same period in 2023. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. Average noninterest bearing deposits represented 15.8 percent of the deposit portfolio for the three months ended June 30, 2024, and 19.0 percent of the deposit portfolio for the three months ended June 30, 2023, which is a decline from the peak in the second quarter of 2022 of 23.6 percent.

Total average deposits for the six months ended June 30, 2024 increased $316.1 million, when compared to the same period in 2023. Average interest-bearing deposits for the six months ended June 30, 2024 increased $886.1 million, compared to the same period in 2023, with the largest increases in the certificates and other time deposits, money market and interest-bearing demand deposits. Average noninterest bearing deposits declined $570.0 million, in the six months ended June 30, 2024 when compared to the same period in 2023. Average noninterest bearing deposits, for the six months ended June 30, 2024 and 2023, represented 16.0 percent and 20.3 percent of the deposit portfolio, respectively.

Average borrowings decreased $224.6 million for the three months ended June 30, 2024, compared to the same period in 2023. Average securities sold under repurchase agreements and average FHLB advances decreased $64.7 million and $111.9 million, respectively, for the three months ended June 30, 2024 compared to the same period in 2023. Additionally, for the three months ended June 30, 2024, average subordinated debt decreased $57.2 million when compared to the same period in 2023, due to the Corporation's redemption of $25.0 million of subordinated debt in April of 2024

Average borrowings decreased $252.5 million for the six months ended June 30, 2024 compared to the same period in 2023
Average securities sold under repurchase, Federal Funds purchased and FHLB advances decreased $49.9 million, $48.0 million, and $119.3 million, respectively, for the six months ended June 30, 2024 compared to the same period of 2023. Additionally, for the six months ended June 30, 2024, average subordinated debt decreased $42.4 million due to the Corporation's redemption of $40.0 million and $25.0 million of subordinated debt in January of 2024 and April of 2024, respectively.

Interest Income/Expense and Average Yields
In the second quarter of 2024, FTE asset yields increased 33 basis points compared to the same period in 2023 and was primarily due to Federal Open Market Committee ("FOMC") increasing interest rates a total of 100 basis points in 2023, which resulted in an increase in interest income, on an FTE basis, of $15.0 million during the three months ended June 30, 2024 compared to the same period in 2023. Additionally, the Corporation's loan portfolio is 67.1 percent variable and repricing occurred when the Federal Open Market Committee's ("FOMC") increased interest rates a total of 100 basis points in 2023. The FOMC interest rate increases in 2023 and 2022 also resulted in increased yields on new and renewed loans, which were 8.13 percent for the three months ended June 30, 2024 compared to 7.30 percent for the same period in 2023. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $1.5 million, which accounted for 3 basis points of net interest margin in the three months ended June 30, 2024. Comparatively, the Corporation recognized $2.0 million of accretion income for the three months ended June 30, 2023, or 5 basis points of net interest margin.

As customers have migrated to higher yielding interest-bearing deposit products, interest expense on deposits increased 26.0 million for the three months ended June 30, 2024, or 70 basis points when compared to the same period in 2023. Total cost of funds was 3.21 percent for the three months ended June 30, 2024 compared to 2.56 percent during the same period in 2023. Interest costs increased 65 basis points, which mitigated the 33 basis point increase in asset yields and resulted in a 32 basis point FTE decrease in net interest spread when compared to the same period in 2023.

In the six months ended June 30, 2024, FTE asset yields increased 46 basis points compared to the same period in 2023. The increase in interest income, on an FTE basis, of $44.0 million during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to FOMC's increase in interest rates in 2023. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $2.9 million, which accounted for 3 basis points of net interest margin in the six months ended June 30, 2024. Comparatively, the Corporation recognized $4.4 million of accretion income for the six months ended June 30, 2023, or 5 basis points of net interest margin.

Interest expense on deposits increased $73.6 million for the six months ended June 30, 2024, or 103 basis points when compared to the same period in 2023. Total cost of funds was 3.22 percent for the six months ended June 30, 2024 compared to 2.28 percent during the same period in 2023. Interest costs increased 94 basis points, which mitigated the 46 basis point increase in asset yields and resulted in a 48 basis point FTE decrease in net interest spread when compared to the same period in 2023.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$322,647	$2,995	3.71%	$343,253	$3,164	3.69%
Federal Home Loan Bank stock	41,749	879	8.42	41,873	1,020	9.74
Investment Securities: (1)
Taxable	1,788,749	9,051	2.02	1,876,676	8,886	1.89
Tax-Exempt (2)	2,240,309	17,232	3.08	2,336,990	18,075	3.09
Total Investment Securities	4,029,058	26,283	2.61	4,213,666	26,961	2.56
Loans held for sale	28,585	431	6.03	19,328	300	6.21
Loans: (3)
Commercial	8,691,746	160,848	7.40	8,605,339	150,766	7.01
Real estate mortgage	2,150,591	23,799	4.43	2,031,136	20,345	4.01
Installment	823,417	16,335	7.94	831,775	14,844	7.14
Tax-Exempt (2)	926,191	10,670	4.61	882,095	9,823	4.45
Total Loans	12,620,530	212,083	6.72	12,369,673	196,078	6.34
Total Earning Assets	17,013,984	242,240	5.69%	16,968,465	227,223	5.36%
Total Non-Earning Assets	1,318,175			1,202,184
Total Assets	$18,332,159			$18,170,649
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,586,549	$40,994	2.94%	$5,546,232	$34,574	2.49%
Money market deposits	3,036,398	27,230	3.59	2,766,876	18,684	2.70
Savings deposits	1,508,734	3,476	0.92	1,724,816	3,884	0.90
Certificates and other time deposits	2,414,967	27,451	4.55	1,883,998	16,059	3.41
Total Interest-Bearing Deposits	12,546,648	99,151	3.16	11,921,922	73,201	2.46
Borrowings	885,919	8,659	3.91	1,110,486	10,329	3.72
Total Interest-Bearing Liabilities	13,432,567	107,810	3.21	13,032,408	83,530	2.56
Noninterest-bearing deposits	2,349,219			2,797,991
Other liabilities	347,012			200,373
Total Liabilities	16,128,798			16,030,772
Stockholders' Equity	2,203,361			2,139,877
Total Liabilities and Stockholders' Equity	$18,332,159	107,810		$18,170,649	83,530
Net Interest Income (FTE)		$134,430			$143,693
Net Interest Spread (FTE) (4)			2.48%			2.80%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.69%			5.36%
Interest Expense / Average Earning Assets			2.53%			1.97%
Net Interest Margin (FTE) (5)			3.16%			3.39%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2024 and 2023. These totals equal $5,859 and $5,858 for the three months ended June 30, 2024 and 2023, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing deposits	$449,173	$9,488	4.22%	$258,504	$3,801	2.94%
Federal Home Loan Bank stock	41,757	1,714	8.21	40,821	1,562	7.65
Investment Securities: (1)
Taxable	1,785,903	17,799	1.99	1,900,247	17,973	1.89
Tax-Exempt (2)	2,243,286	34,461	3.07	2,444,086	38,416	3.14
Total Investment Securities	4,029,189	52,260	2.59	4,344,333	56,389	2.60
Loans held for sale	25,184	759	6.03	21,952	660	6.01
Loans: (3)
Commercial	8,644,927	320,057	7.40	8,544,945	290,428	6.80
Real estate mortgage	2,140,769	46,156	4.31	1,972,680	38,736	3.93
Installment	822,616	32,464	7.89	836,088	28,785	6.89
Tax-Exempt (2)	915,302	21,038	4.60	877,511	19,581	4.46
Total Loans	12,548,798	420,474	6.70	12,253,176	378,190	6.17
Total Earning Assets	17,068,917	483,936	5.67%	16,896,834	439,942	5.21%
Total Non-Earning Assets	1,312,423			1,199,998
Total Assets	$18,381,340			$18,096,832
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,503,185	$80,484	2.92%	$5,405,696	$59,237	2.19%
Money market deposits	3,040,938	54,613	3.59	2,756,519	32,261	2.34
Savings deposits	1,534,305	7,277	0.95	1,775,233	6,849	0.77
Certificates and other time deposits	2,421,413	55,062	4.55	1,676,291	25,539	3.05
Total Interest-Bearing Deposits	12,499,841	197,436	3.16	11,613,739	123,886	2.13
Borrowings	948,866	19,211	4.05	1,201,392	21,923	3.65
Total Interest-Bearing Liabilities	13,448,707	216,647	3.22	12,815,131	145,809	2.28
Noninterest-bearing deposits	2,388,695			2,958,741
Other liabilities	321,188			211,302
Total Liabilities	16,158,590			15,985,174
Stockholders' Equity	2,222,750			2,111,658
Total Liabilities and Stockholders' Equity	$18,381,340	216,647		$18,096,832	145,809
Net Interest Income (FTE)		$267,289			$294,133
Net Interest Spread (FTE) (4)			2.45%			2.93%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.67%			5.21%
Interest Expense / Average Earning Assets			2.54%			1.73%
Net Interest Margin (FTE) (5)			3.13%			3.48%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2024 and 2023. These totals equal $11,655 and $12,179 for the six months ended June 30, 2024 and 2023, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $31.3 million for the three months ended June 30, 2024, a $5.0 million, or 19.1 percent, increase compared to the three months ended June 30, 2023. The increase was primarily driven by a $3.1 million increase in customer-related line items, which was driven primarily by higher gains on sales of loans and private wealth fees of $1.5 million and $1.4 million, respectively. The Corporation also recorded $1.4 million increase in the valuation of CRA investments recorded in other income. Additionally, losses on sales of available for sale securities in the second quarter of 2024 were $49,000 compared to $1.4 million in the same period of 2023.

During the first six months of 2024, noninterest income totaled $58.0 million, a $6.7 million, or 13.0 percent, increase when compared to the same period in 2023. The increase is primarily driven by a $2.4 million increase in net gains and fees on sales of loans, a $1.8 million increase in private wealth fees and a $0.9 million increase in service charge income, when compared to the same period in 2023. Additionally, the first six months of 2024 included $51,000 in net losses realized on sales of available for sale securities compared to $3.0 million in the first six months of 2023. These increases were offset by lower derivative hedge fees of $1.1 million in the first six months of 2024 compared to the same period in 2023.

NONINTEREST EXPENSE

Noninterest expense totaled $91.4 million for the three months ended June 30, 2024, a $1.2 million, or 1.3 percent, decrease from the second quarter of 2023. The decrease was primarily due to a decrease of $2.5 million in salaries and employee benefits primarily related to savings generated from the voluntary early retirement program and incentive expenses. Partially offsetting this decrease was an increase of $1.1 million in other expenses during the three months ended June 30, 2024 compared to the same period in 2023 as the Corporation's customer-related contingent losses increased $0.7 million compared to the same quarter in 2023. Additionally, in the three months ended June 30, 2024, the Corporation recorded gains on the sales of former banking center facilities of $0.1 million compared to gains of $0.7 million in the same period of 2023.

During the first six months of 2024, noninterest expense totaled $188.3 million, a $2.0 million, or 1.1 percent, increase when compared to the same period in 2023. FDIC expense increased $3.4 million, primarily due to a one-time FDIC assessment credit of $2.0 million recorded in the first quarter of 2023, which was offset by increases from growth in the balance sheet over the last twelve months. Additionally, outside data processing expenses increased $1.2 million in the six months ended June 30, 2024 compared to the same period in 2023 due to the Corporation's continued investment in customer-facing digital solutions.

Partially offsetting the above noted increases in noninterest expenses was a $1.7 million decrease in salaries and employee benefits. The decline in salaries and employee benefits was primarily related to a decrease in incentives. The Corporation also recorded an increase of $0.3 million on gains from the sales of former banking center facilities in the first six months of 2024 compared to 2023.

INCOME TAXES

Income tax expense for the three months ended June 30, 2024 was $4.1 million on pre-tax net income of $44.0 million.  For the same period in 2023, income tax expense was $10.7 million on pre-tax income of $71.6 million. The effective income tax rates for the second quarter of 2024 and 2023 were 9.2 percent and 15.0 percent, respectively.

Income tax expense for the six months ended June 30, 2024 was $10.9 million on pre-tax net income of $98.8 million. For the same period in 2023, income tax expense was $22.0 million on pre-tax net income of $147.0 million. The effective income tax rates for the six months ended June 30, 2024 and 2023 were 11.0 percent and 15.0 percent, respectively.

The lower effective income tax rate for the three and six months ended June 30, 2024 when compared to the same periods in 2023 was primarily a result of tax-exempt interest income being a larger portion of pre-tax income in 2024.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 10. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024 and 2023, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) and $93.76 per share, respectively, equal to $469,000 and $938,000, respectively. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation repurchased 0.6 million and 1.5 million shares of its common stock pursuant to the repurchase program during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Corporation had approximately 1.2 million shares at an aggregate value of $24.6 million available to repurchase under the program.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. For the three and six months ended June 30, 2024, the Corporation recorded excise tax of $185,000 and $482,000, respectively, related to its share repurchases during the first half of 2024, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2024, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of June 30, 2024 and December 31, 2023 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,963,709	12.95%	$1,591,916	10.50%	N/A	N/A
First Merchants Bank	1,908,231	12.57	1,593,367	10.50	$1,517,492	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,695,776	11.19%	$1,288,694	8.50%	N/A	N/A
First Merchants Bank	1,718,364	11.32	1,289,869	8.50	$1,213,994	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,670,776	11.02%	$1,061,277	7.00%	N/A	N/A
First Merchants Bank	1,718,364	11.32	1,062,245	7.00	$986,370	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,695,776	9.63%	$704,142	4.00%	N/A	N/A
First Merchants Bank	1,718,364	9.64	712,681	4.00	$890,851	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,021,124	13.67%	$1,552,685	10.50%	N/A	N/A
First Merchants Bank	1,931,810	13.06	1,553,600	10.50	$1,479,619	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,703,626	11.52%	$1,256,935	8.50%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,257,676	8.50	$1,183,695	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,626	11.35%	$1,035,123	7.00%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,035,733	7.00	$961,752	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,703,626	9.64%	$707,091	4.00%	N/A	N/A
First Merchants Bank	1,746,299	9.89	706,331	4.00	$882,913	5.00%

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70.0 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65.0 million. As of December 31, 2023 the Corporation began the five year phase-out (at a rate of 20 percent per year) as defined in the Basel III capital rules, which resulted in a reduction of $13.0 million in tier 2 capital. Subordinated debt decreased due to the pay down of $40.0 million in principal on the scheduled interest payment date during the first quarter of 2024, which resulted in an additional reduction of $32.0 million in tier 2 capital. Additionally, the remaining $25.0 million of subordinated debt was paid in full during the second quarter of 2024. As of June 30, 2024, the Corporation's remaining subordinated debt of $31.0 million was classified as tier 2 capital and was not subject to the five year phase-out.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,212,525	$2,236,535	$2,247,713	$2,291,788
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	211,979	210,112	175,970	174,103
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(728,321)	(727,873)	(731,315)	(730,867)
Add: Modified CECL Transition Amount	—	—	11,514	11,514
Less: Disallowed Deferred Tax Assets	(282)	(285)	(131)	(114)
Total Tier 1 Capital (Regulatory)	1,695,776	1,718,364	1,703,626	1,746,299
Qualifying Subordinated Debentures	78,236	—	132,174	—
Allowance for Loan Losses Includible in Tier 2 Capital	189,697	189,867	185,324	185,511
Total Risk-Based Capital (Regulatory)	$1,963,709	$1,908,231	$2,021,124	$1,931,810

Net Risk-Weighted Assets (Regulatory)	$15,161,104	$15,174,294	$14,787,474	$14,796,189
Average Assets (Regulatory)	$17,603,556	$17,817,020	$17,677,268	$17,658,269

Total Risk-Based Capital Ratio (Regulatory)	12.95%	12.57%	13.67%	13.06%
Tier 1 Capital to Risk-Weighted Assets	11.19%	11.32%	11.52%	11.80%
Tier 1 Capital to Average Assets	9.63%	9.64%	9.64%	9.89%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,695,776	$1,718,364	$1,703,626	$1,746,299
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,670,776	$1,718,364	$1,678,626	$1,746,299

Net Risk-Weighted Assets (Regulatory)	$15,161,104	$15,174,294	$14,787,474	$14,796,189
CET1 Capital Ratio (Regulatory)	11.02%	11.32%	11.35%	11.80%

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.27 percent at June 30, 2024, and 8.40 percent at December 31, 2023. At June 30, 2024 and December 31, 2023, the Corporation had net unrealized losses associated with its investment securities available for sale of $265.3 million and $219.7 million, respectively. This decrease in value is due to interest rate changes and not due to credit quality.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at June 30, 2024 and December 31, 2023.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at June 30, 2024 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$714,807	$2,862,457	$372,553	$3,949,817
Agricultural land, production and other loans to farmers	69,384	37,489	133,053	239,926
Real estate loans:
Construction	317,775	359,463	146,029	823,267
Commercial real estate, non-owner occupied	410,503	1,020,805	892,225	2,323,533
Commercial real estate, owner occupied	115,020	603,714	455,461	1,174,195
Residential	21,144	156,751	2,193,010	2,370,905
Home Equity	30,059	27,373	573,672	631,104
Individuals' loans for household and other personal expenditures	16,322	97,190	48,577	162,089
Public finance and other commercial loans	2,589	58,022	904,203	964,814
Total	$1,697,603	$5,223,264	$5,718,783	$12,639,650

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$36,365	$417,891	$162,662	$616,918
Agricultural land, production and other loans to farmers	1,938	27,344	9,759	39,041
Real estate loans:
Construction	13,446	14,195	122,291	149,932
Commercial real estate, non-owner occupied	127,342	442,268	126,158	695,768
Commercial real estate, owner occupied	66,049	377,395	120,435	563,879
Residential	14,624	117,783	921,229	1,053,636
Home Equity	9,449	10,244	10,860	30,553
Individuals' loans for household and other personal expenditures	3,169	71,740	18,886	93,795
Public finance and other commercial loans	2,049	34,076	874,864	910,989
Total loans with fixed interest rates	$274,431	$1,512,936	$2,367,144	$4,154,511

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$678,442	$2,444,566	$209,891	$3,332,899
Agricultural land, production and other loans to farmers	67,446	10,145	123,294	200,885
Real estate loans:
Construction	304,329	345,268	23,738	673,335
Commercial real estate, non-owner occupied	283,161	578,537	766,067	1,627,765
Commercial real estate, owner occupied	48,971	226,319	335,026	610,316
Residential	6,520	38,968	1,271,781	1,317,269
Home Equity	20,610	17,129	562,812	600,551
Individuals' loans for household and other personal expenditures	13,153	25,450	29,691	68,294
Public finance and other commercial loans	540	23,946	29,339	53,825
Total loans with variable interest rates	$1,423,172	$3,710,328	$3,351,639	$8,485,139

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

At June 30, 2024, non-accrual loans totaled $61.9 million, an increase of $8.3 million from December 31, 2023, primarily due to a $10.8 million and a $4.3 million increase in non-accrual balances in commercial real estate, non-owner occupied and commercial and industrial, respectively. The increase was partially offset by a decline in non-accrual balances within residential of $6.3 million.

Other real estate owned and repossessions, totaling $4.8 million at June 30, 2024, remained consistent from December 31, 2023. For other real estate owned, current appraisals are obtained to determine fair value as management continues to aggressively market these real estate assets.

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

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Nonperforming Assets:
Non-accrual loans	$61,906	$53,580
OREO and Repossessions	4,824	4,831
Nonperforming assets (NPA)	66,730	58,411
Loans 90-days or more delinquent and still accruing	1,686	172
NPAs and loans 90-days or more delinquent	$68,416	$58,583

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$13,758	$9,136
Agricultural land, production and other loans to farmers	53	58
Real estate loans:
Construction	—	520
Commercial real estate, non-owner occupied	27,424	16,652
Commercial real estate, owner occupied	2,452	3,041
Residential	20,105	25,178
Home equity	4,590	3,945
Individuals' loans for household and other personal expenditures	34	19
Public finance and other commercial loans	—	34
Nonperforming assets and loans 90-days or more delinquent:	$68,416	$58,583

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan balances, excluding loans held for sale, increased $153.6 million from December 31, 2023 to $12.6 billion at June 30, 2024. At June 30, 2024, the allowance for credit losses totaled $189.5 million, which represents a decrease of $15.4 million from December 31, 2023. As a percentage of loans, the allowance for credit losses was 1.50 percent at June 30, 2024 and December 31, 2023.

Net charge-offs totaling $39.6 million and $41.9 million were recognized for the three and six months ended June 30, 2024, respectively, and provision for credit losses of $24.5 million and $26.5 million, respectively, were recorded for the same periods in 2024. Net charge-offs totaling $1.9 million and $2.1 million were recognized for the three and six months ended June 30, 2023, respectively, with no provision for credit losses recorded in the same periods in 2023. The increase in net charge-offs is primarily related to two commercial and industrial relationships that accounted for $36.1 million of charge-offs during the three and six months ended June 30, 2024. One borrower experienced a sudden change in revenue from the cancellation and inability to renegotiate their contracts with the U.S. Government. This negatively impacted the value of the borrower's business and resulted in their inability to repay principal and interest. The second borrower provided notification of its plans to cease operations. These charge-offs are not indicative of the portfolio as a whole.

The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2024 and 2023 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Net charge-offs (recoveries):
Commercial and industrial loans	$39,644	$570	$40,924	$283
Real estate loans:
Commercial real estate, non-owner occupied	(150)	—	192	(44)
Commercial real estate, owner occupied	(11)	—	(55)	(8)
Residential	129	51	495	81
Home equity	(174)	1,129	(124)	1,312
Individuals' loans for household and other personal expenditures	206	155	465	506
Total net charge-offs (recoveries)	$39,644	$1,905	$41,897	$2,130

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on nonperforming loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The allowance for credit losses remains adequate, along with $20.3 million of fair value accretion remaining on the acquired portfolio. The Corporation continues to monitor economic forecast changes, loan growth and credit quality to determine provision needs in the future.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.6 billion at June 30, 2024, a decrease of $8.2 million, or 0.5 percent, from December 31, 2023.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $13.4 million at June 30, 2024. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings utilized as a funding source. At June 30, 2024, total borrowings from the FHLB were $832.7 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at June 30, 2024 was $780.7 million and $1.1 billion, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”). The BTFP was a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions could obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par. The BTFP was intended to eliminate the need for depository institutions to quickly sell their securities if they were experiencing stress on their liquidity. As of March 11, 2024, the program was discontinued and the Bank had no outstanding balance as of June 30, 2024.

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

The following table presents the Corporation's material cash requirements from known contractual and other obligations at June 30, 2024:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,096,840	$—	$12,096,840
Certificates and other time deposits	2,306,415	165,815	2,472,230
Securities sold under repurchase agreements	100,451	—	100,451
Federal Home Loan Bank advances	180,000	652,703	832,703
Federal Funds Purchased	147,229	—	147,229
Subordinated debentures and other borrowings	1,331	92,258	93,589
Total	$14,832,266	$910,776	$15,743,042

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

Summarized credit-related financial instruments at June 30, 2024 are as follows:

(Dollars in Thousands)	June 30, 2024
Amounts of commitments:
Loan commitments to extend credit	$5,271,982
Standby and commercial letters of credit	69,618
$5,341,600

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2024, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 basis points and falling 100 basis points scenarios below, as of June 30, 2024 and December 31, 2023, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 basis points and falling 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2024 and December 31, 2023. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2024	December 31, 2023
Rising 200 basis points from base case	1.4%	4.0%
Falling 100 basis points from base case	(3.3)%	(5.0)%

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April, 2024	570,620	$33.67	570,137	1,228,319
May, 2024	23,427	$34.30	22,986	1,205,333
June, 2024	—	$—	—	1,205,333
Total	594,047		593,123

(1) During the three months ended June 30, 2024, there were 593,123 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amounts in April 2024 and May 2024 also include 483 and 441 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 2,127,667 shares of common stock for a total aggregate investment of $75.4 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on May 22, 2024) (SEC No. 000-17071)
3.2	Bylaws of First Merchants Corporation effective as of May 20, 2024 (Incorporated by reference to Exhibit 3.2 of registrant’s Form 8-K filed on May 22, 2024) (SEC No. 001-41342)
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

4.11	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (Incorporated by reference to Exhibit 4.2 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)
10.1*	First Merchants Corporation 2024 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 10, 2024) (SEC No. 000-17071)
10.2*	First Merchants Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on May 10, 2024) (SEC No. 000-17071)
10.3*	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (incorporated by reference to registrants Form S-8 filed on June 4, 2024) (SEC No. 333-232362)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

* Management contract or compensatory plan or arrangement
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

August 1, 2024	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

August 1, 2024	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)