Form 10-Q
period 2024-09-30
FIRST MERCHANTS CORP
filed 2024-10-31
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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

As of October 28, 2024, there were 58,671,078 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
Credit Agreement	Credit agreement entered into on September 30, 2024 with U.S. Bank, N.A.
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
EITF	FASB's Emerging Issues Task Force
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FMC Trust II	First Merchants Capital Trust II
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Lender	U.S. Bank, N.A., entered into Credit Agreement with the Corporation on September 30, 2024
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OREO	Other real estate owned
PPP	Paycheck Protection Program, which was established by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and implemented by the U.S. Small Business Administration to provide small business loans.
RSA	Restricted Stock Awards
SBA	Small Business Administration
Senior Debt	Fixed-to-Floating Rate Senior Notes due 2028
Subordinated Debt	Fixed-to-Floating Rate Subordinated Notes due 2028
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$84,719	$112,649
Interest-bearing deposits	359,126	436,080
Investment securities available for sale	1,553,496	1,627,112
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,823,006 and $1,870,374)	2,108,649	2,184,252
Loans held for sale	40,652	18,934
Loans	12,646,808	12,486,027
Less: Allowance for credit losses - loans	(187,828)	(204,934)
Net loans	12,458,980	12,281,093
Premises and equipment	129,582	133,896
Federal Home Loan Bank stock	41,716	41,769
Interest receivable	92,055	97,664
Goodwill	712,002	712,002
Other intangibles	21,599	27,099
Cash surrender value of life insurance	304,613	306,301
Other real estate owned	5,247	4,831
Tax asset, deferred and receivable	86,732	99,883
Other assets	348,384	322,322
TOTAL ASSETS	$18,347,552	$18,405,887
LIABILITIES
Deposits:
Noninterest-bearing	$2,334,197	$2,500,062
Interest-bearing	12,030,903	12,321,391
Total Deposits	14,365,100	14,821,453
Borrowings:
Federal funds purchased	30,000	—
Securities sold under repurchase agreements	124,894	157,280
Federal Home Loan Bank advances	832,629	712,852
Subordinated debentures and other borrowings	93,562	158,644
Total Borrowings	1,081,085	1,028,776
Deposits and other liabilities held for sale	288,476	—
Interest payable	18,089	18,912
Other liabilities	292,429	289,033
Total Liabilities	16,045,179	16,158,174
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 58,117,115 and 59,424,122 shares	7,265	7,428
Additional paid-in capital	1,192,683	1,236,506
Retained earnings	1,229,125	1,154,624
Accumulated other comprehensive loss	(151,825)	(175,970)
Total Stockholders' Equity	2,302,373	2,247,713
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,347,552	$18,405,887

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans receivable:
Taxable	$206,680	$191,705	$606,116	$550,314
Tax exempt	8,622	8,288	25,242	23,757
Investment securities:
Taxable	9,263	8,590	27,062	26,563
Tax exempt	13,509	13,947	40,733	44,296
Deposits with financial institutions	2,154	5,884	11,642	9,685
Federal Home Loan Bank stock	855	719	2,569	2,281
Total Interest Income	241,083	229,133	713,364	656,896
INTEREST EXPENSE
Deposits	98,856	85,551	296,292	209,437
Federal funds purchased	329	—	455	1,420
Securities sold under repurchase agreements	700	797	2,377	2,624
Federal Home Loan Bank advances	8,544	6,896	21,715	20,775
Subordinated debentures and other borrowings	1,544	2,506	5,781	7,303
Total Interest Expense	109,973	95,750	326,620	241,559
NET INTEREST INCOME	131,110	133,383	386,744	415,337
Provision for credit losses	5,000	2,000	31,500	2,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	126,110	131,383	355,244	413,337
NONINTEREST INCOME
Service charges on deposit accounts	8,361	7,975	24,482	23,147
Fiduciary and wealth management fees	8,525	7,394	25,550	22,653
Card payment fees	5,121	4,716	14,360	14,425
Net gains and fees on sales of loans	6,764	5,517	15,159	11,548
Derivative hedge fees	736	516	1,488	2,336
Other customer fees	344	384	1,231	1,643
Increase in cash surrender value of life insurance	1,265	1,210	4,128	3,813
Gains on life insurance benefits	1,490	551	2,148	1,332
Net realized losses on sales of available for sale securities	(9,114)	(1,650)	(9,165)	(4,613)
Other income	1,374	1,229	3,457	2,874
Total Noninterest Income	24,866	27,842	82,838	79,158
NONINTEREST EXPENSES
Salaries and employee benefits	55,223	55,566	165,730	167,778
Net occupancy	6,994	6,837	21,052	20,770
Equipment	6,949	5,698	19,774	18,005
Marketing	1,836	2,369	4,807	4,780
Outside data processing fees	7,150	6,573	21,111	19,290
Printing and office supplies	378	333	1,085	1,150
Intangible asset amortization	1,772	2,182	5,500	6,561
FDIC assessments	3,720	2,981	11,285	7,117
Other real estate owned and foreclosure expenses	942	677	1,849	1,575
Professional and other outside services	3,035	3,833	10,809	12,191
Other expenses	6,630	6,805	19,975	20,950
Total Noninterest Expenses	94,629	93,854	282,977	280,167
INCOME BEFORE INCOME TAX	56,347	65,371	155,105	212,328
Income tax expense	7,160	9,005	18,052	31,021
NET INCOME	49,187	56,366	137,053	181,307
Preferred stock dividends	468	468	1,406	1,406
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$48,719	$55,898	$135,647	$179,901
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.84	$0.95	$2.32	$3.04
Diluted Net Income Available to Common Stockholders	$0.84	$0.94	$2.31	$3.03
Cash Dividends Paid	$0.35	$0.34	$1.04	$1.00
Average Diluted Common Shares Outstanding (in thousands)	58,289	59,503	58,629	59,465

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$49,187	$56,366	$137,053	$181,307
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	67,030	(114,630)	21,399	(90,675)
Reclassification adjustment for losses included in net income	9,114	1,650	9,165	4,613
Tax effect	(15,990)	23,726	(6,419)	18,073
Net of tax	60,154	(89,254)	24,145	(67,989)

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	—	(66)	—	(179)
Reclassification adjustment for losses (gains) included in net income	—	—	—	15
Tax effect	—	14	—	34
Net of tax	—	(52)	—	(130)
Total other comprehensive income (loss), net of tax	60,154	(89,306)	24,145	(68,119)
Comprehensive income (loss)	$109,341	$(32,940)	$161,198	$113,188

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2024	125	$125	10,000	$25,000	58,045,653	$7,256	$1,191,193	$1,200,930	$(211,979)	$2,212,525
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,187	—	49,187
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	60,154	60,154
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(468)	—	(468)
Cash dividends on common stock ($0.35 per share)	—	—	—	—	—	—	—	(20,524)	—	(20,524)
Reduction of excise tax on common stock repurchases, net of share issuances	—	—	—	—	—	—	25	—	—	25
Share-based compensation	—	—	—	—	67,140	8	1,429	—	—	1,437
Stock issued under employee benefit plans	—	—	—	—	5,351	1	167	—	—	168
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,903	2	573	—	—	575
Stock options exercised	—	—	—	—	6,191	1	87	—	—	88
Restricted shares withheld for taxes	—	—	—	—	(22,123)	(3)	(791)	—	—	(794)
Balances, September 30, 2024	125	$125	10,000	$25,000	58,117,115	$7,265	$1,192,683	$1,229,125	$(151,825)	$2,302,373

	Three Months Ended September 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2023	125	$125	10,000	$25,000	59,297,148	$7,412	$1,233,593	$1,097,399	$(217,964)	$2,145,565
Comprehensive income:
Net income	—	—	—	—	—	—	—	56,366	—	56,366
Other comprehensive loss net of tax	—	—	—	—	—	—	—	—	(89,306)	(89,306)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(468)	—	(468)
Cash dividends on common stock ($0.34 per share)	—	—	—	—	—	—	—	(20,335)	—	(20,335)
Share-based compensation	—	—	—	—	114,435	14	1,346	—	—	1,360
Stock issued under employee benefit plans	—	—	—	—	8,226	1	209	—	—	210
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	18,524	3	536	—	—	539
Restricted shares withheld for taxes	—	—	—	—	(40,311)	(5)	(1,282)	—	—	(1,287)
Balances, September 30, 2023	125	$125	10,000	$25,000	59,398,022	$7,425	$1,234,402	$1,132,962	$(307,270)	$2,092,644

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	137,053	—	137,053
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	24,145	24,145
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.04 per share)	—	—	—	—	—	—	—	(61,146)	—	(61,146)
Repurchases of common stock	—	—	—	—	(1,481,565)	(185)	(49,770)	—	—	(49,955)
Excise tax on common stock repurchases	—	—	—	—	—	—	(457)	—	—	(457)
Share-based compensation	—	—	—	—	83,356	10	4,181	—	—	4,191
Stock issued under employee benefit plans	—	—	—	—	17,120	3	508	—	—	511
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	48,793	6	1,670	—	—	1,676
Stock options exercised	—	—	—	—	49,084	6	894	—	—	900
Restricted shares withheld for taxes	—	—	—	—	(23,795)	(3)	(849)	—	—	(852)
Balances, September 30, 2024	125	$125	10,000	$25,000	58,117,115	$7,265	$1,192,683	$1,229,125	$(151,825)	$2,302,373

	Nine Months Ended September 30, 2023
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	181,307	—	181,307
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(68,119)	(68,119)
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.00 per share)	—	—	—	—	—	—	—	(59,713)	—	(59,713)
Share-based compensation	—	—	—	—	129,092	16	3,776	—	—	3,792
Stock issued under employee benefit plans	—	—	—	—	21,661	3	587	—	—	590
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	52,061	7	1,596	—	—	1,603
Stock options exercised	—	—	—	—	65,025	8	1,102	—	—	1,110
Restricted shares withheld for taxes	—	—	—	—	(40,400)	(5)	(1,285)	—	—	(1,290)
Balances, September 30, 2023	125	$125	10,000	$25,000	59,398,022	$7,425	$1,234,402	$1,132,962	$(307,270)	$2,092,644

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flow From Operating Activities:
Net income	$137,053	$181,307
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	31,500	2,000
Depreciation and amortization	10,602	8,666
Change in deferred taxes	3,128	3,957
Share-based compensation	4,191	3,792
Loans originated for sale	(775,504)	(567,626)
Proceeds from sales of loans held for sale	773,446	551,613
Gains on sales of loans held for sale	(10,508)	(5,865)
Net losses on sales and redemptions of securities available for sale	9,165	4,613
Increase in cash surrender value of life insurance	(4,128)	(3,813)
Gains on life insurance benefits	(2,148)	(1,332)
Change in interest receivable	5,585	(4,941)
Change in interest payable	(319)	8,943
Other adjustments	16,643	11,904
Net cash provided by operating activities	198,706	193,218
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	76,954	(222,578)
Purchases of:
Securities available for sale	(93,463)	(12,543)
Securities held to maturity	—	(5,653)
Proceeds from sales of securities available for sale	149,771	347,318
Proceeds from maturities and redemptions of:
Securities available for sale	33,346	44,925
Securities held to maturity	72,938	76,427
Change in Federal Home Loan Bank stock	53	(3,272)
Payment of capital calls to qualified affordable housing investments	(22,238)	(7,478)
Net change in loans	(206,478)	(404,833)
Proceeds from the sale of other real estate owned	325	1,175
Proceeds from life insurance benefits	7,964	7,350
Proceeds from mortgage portfolio loan sale	1,716	—
Proceeds from commercial portfolio loan sale	3,273	112,124
Other adjustments	(25,046)	(40,257)
Net cash used in investing activities	(885)	(107,295)
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(308,714)	(581,735)
Certificates of deposit and other time deposits	140,074	845,566
Borrowings	551,851	754,229
Repayment of borrowings	(499,542)	(1,043,588)
Cash dividends on preferred stock	(1,406)	(1,406)
Cash dividends on common stock	(61,146)	(59,713)
Stock issued under employee benefit plans	511	590
Stock issued under dividend reinvestment and stock purchase plans	1,676	1,603
Stock options exercised	900	1,110
Repurchase of common stock	(49,955)	—
Net cash used in financing activities	(225,751)	(83,344)
Net Change in Cash and Cash Equivalents	(27,930)	2,579
Cash and Cash Equivalents, January 1	112,649	122,594
Cash and Cash Equivalents, September 30	$84,719	$125,173
Additional cash flow information:
Interest paid	$327,443	$232,616
Income tax paid (refunded)	6,407	32,741
Loans transferred to other real estate owned	699	1,224
Fixed assets transferred to other real estate owned	69	3,226
Non-cash investing activities using trade date accounting	17,749	4,462
ROU assets obtained in exchange for new operating lease liabilities	6,918	1,630
Qualified affordable housing investments obtained in exchange for funding commitments	40,500	25,200
Reclassification of loans and other branch assets to held for sale	13,404	—
Reclassification of deposits and other branch liabilities to held for sale	288,476	—

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1
GENERAL
Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2023, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and fair value of financial instruments.

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

For public business entities, the amendments became effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments will become effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Corporation adopted this guidance in the first quarter of 2024 and adoption did not have a significant impact on the Corporation’s financial statements or disclosures.

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

NOTE 2
ACQUISITIONS AND DISPOSITIONS

Old Second National Bank Branch Sale

On August 26, 2024, the Bank entered into a Branch Purchase and Assumption Agreement with Old Second National Bank, a national banking association headquartered in Aurora, Illinois, pursuant to which the Bank will sell five branches located in Illinois. The transaction will represent an exit from the suburban Chicago markets. Loans of $9.2 million, deposits of $287.7 million and fixed assets of $3.4 million have been moved to held for sale categories as of September 30, 2024. The transaction is expected to close in the fourth quarter of 2024.

NOTE 3

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of September 30, 2024 and December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2024
U.S. Government-sponsored agency securities	$97,670	$—	$12,637	$85,033
State and municipal	1,090,953	95	106,937	984,111
U.S. Government-sponsored mortgage-backed securities	541,099	2,447	71,500	472,046
Corporate obligations	12,957	—	651	12,306
Total available for sale	$1,742,679	$2,542	$191,725	$1,553,496

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

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of September 30, 2024 and December 31, 2023.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2024
U.S. Government-sponsored agency securities	$361,335	$—	$361,335	$—	$53,432	$307,903
State and municipal	1,087,980	245	1,087,735	1,157	151,227	937,910
U.S. Government-sponsored mortgage-backed securities	658,079	—	658,079	—	82,382	575,697
Foreign investment	1,500	—	1,500	—	4	1,496
Total held to maturity	$2,108,894	$245	$2,108,649	$1,157	$287,045	$1,823,006

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$64,159	$309,843
State and municipal	1,099,201	245	1,098,956	1,625	152,113	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	99,448	610,346
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,184,497	$245	$2,184,252	$1,625	$315,748	$1,870,374

Accrued interest on investment securities available for sale and held to maturity at September 30, 2024 and December 31, 2023 of $21.7 million and $25.2 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

In determining the allowance for credit losses on investment securities available for sale that are in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the income statement. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive loss. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and U.S. Government-sponsored mortgage-backed securities, all these securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of September 30, 2024, there were no past due principal and interest payments associated with these securities. The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of September 30, 2024 and December 31, 2023 based on applying the long-term historical credit rate, as published by Moody's, for similar rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at September 30, 2024, aggregated by credit quality indicator.

	Held to Maturity
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Foreign investment	Total
Credit Rating:
Aaa	$361,335	$113,233	$658,079	$—	$1,132,647
Aa1	—	160,281	—	—	160,281
Aa2	—	177,858	—	—	177,858
Aa3	—	112,393	—	—	112,393
A1	—	141,608	—	—	141,608
A2	—	20,313	—	—	20,313
Non-rated	—	362,294	—	1,500	363,794
Total	$361,335	$1,087,980	$658,079	$1,500	$2,108,894

(1) U.S. Government agency securities and U.S. Government mortgage-backed securities are included within the Aaa credit rating category due to their explicit or implicit government guarantees, which provide a high level of assurance regarding the timely collection of principal and interest payments.

The following tables summarize, as of September 30, 2024 and December 31, 2023, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at September 30, 2024
U.S. Government-sponsored agency securities	$—	$—	$85,033	$12,637	$85,033	$12,637
State and municipal	40,136	1,335	934,947	105,602	975,083	106,937
U.S. Government-sponsored mortgage-backed securities	18,916	77	346,666	71,423	365,582	71,500
Corporate obligations	—	—	12,275	651	12,275	651
Total investment securities available for sale	$59,052	$1,412	$1,378,921	$190,313	$1,437,973	$191,725

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$—	$—	$95,307	$16,214	$95,307	$16,214
State and municipal	55,514	1,076	963,584	115,146	1,019,098	116,222
U.S. Government-sponsored mortgage-backed securities	11,493	25	422,868	86,965	434,361	86,990
Corporate obligations	—	—	11,788	1,128	11,788	1,128
Total investment securities available for sale	$67,007	$1,101	$1,493,547	$219,453	$1,560,554	$220,554

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

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at September 30, 2024
U.S. Government-sponsored agency securities	$12,637	13
State and municipal	106,937	662
U.S. Government-sponsored mortgage-backed securities	71,500	108
Corporate obligations	651	10
Total investment securities available for sale	$191,725	793

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$16,214	14
State and municipal	116,222	691
U.S. Government-sponsored mortgage-backed securities	86,990	150
Corporate obligations	1,128	10
Total investment securities available for sale	$220,554	865

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

	September 30, 2024	December 31, 2023

Historical cost	$1,629,698	$1,781,108
Fair value	1,437,973	1,560,554
Gross unrealized losses	$191,725	$220,554
Percentage of the Corporation's investment securities available for sale in an unrealized loss position	92.6%	95.9%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2024 and December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2024
Due in one year or less	$1,809	$1,800	$15,139	$15,096
Due after one through five years	12,818	12,578	121,204	116,480
Due after five through ten years	162,996	151,369	165,418	151,803
Due after ten years	1,023,957	915,703	1,149,054	963,930
	1,201,580	1,081,450	1,450,815	1,247,309
U.S. Government-sponsored mortgage-backed securities	541,099	472,046	658,079	575,697
Total investment securities	$1,742,679	$1,553,496	$2,108,894	$1,823,006

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2023
Due in one year or less	$1,390	$1,382	$3,041	$3,043
Due after one through five years	24,899	23,372	118,592	111,723
Due after five through ten years	127,948	120,385	135,805	126,461
Due after ten years	1,151,260	1,027,158	1,217,265	1,018,801
	1,305,497	1,172,297	1,474,703	1,260,028
U.S. Government-sponsored mortgage-backed securities	541,343	454,815	709,794	610,346
Total investment securities	$1,846,840	$1,627,112	$2,184,497	$1,870,374

Securities with a carrying value of approximately $3.4 billion and $1.8 billion were pledged at September 30, 2024 and December 31, 2023, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. Pledged securities increased from December 31, 2023 as a result of the Corporation pledging additional securities to the Discount Window at the Federal Reserve Bank to be used as an alternative funding source, if needed.

The book value of securities pledged and available under agreements to repurchase amounted to $143.7 million at September 30, 2024 and $181.4 million at December 31, 2023.

Gross gains and losses on the sales of investment securities available for sale for the three and nine months ended September 30, 2024 and 2023 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and redemptions of investment securities available for sale:
Gross gains	$7	$—	$7	$759
Gross losses	(9,121)	(1,650)	(9,172)	(5,372)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(9,114)	$(1,650)	$(9,165)	$(4,613)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at September 30, 2024 and December 31, 2023, were $40.7 million and $18.9 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated.

	September 30, 2024	December 31, 2023

Commercial and industrial loans	$4,041,217	$3,670,948
Agricultural land, production and other loans to farmers	238,743	263,414
Real estate loans:
Construction	814,704	957,545
Commercial real estate, non-owner occupied	2,251,351	2,400,839
Commercial real estate, owner occupied	1,152,751	1,162,083
Residential	2,366,943	2,288,921
Home equity	641,188	617,571
Individuals' loans for household and other personal expenditures	158,480	168,388
Public finance and other commercial loans	981,431	956,318
Loans	$12,646,808	$12,486,027

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

•Doubtful - Loans that have all of the weaknesses of those classified as Substandard. However, based on existing facts, conditions and values, these weaknesses make full collection of principal highly questionable and improbable.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the risk grading of the Corporation’s loan portfolio and gross charge-offs by loan class and by year of origination for the periods indicated. Consumer loans are not risk graded. For the purposes of this disclosure, consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

	September 30, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial loans
Pass	$1,110,731	$625,113	$259,418	$180,272	$62,723	$53,350	$1,495,641	$136	$3,787,384
Special Mention	14,480	9,872	8,979	2,730	2,731	369	45,459	—	84,620
Substandard	28,078	32,296	24,365	7,007	1,655	1,670	72,482	555	168,108
Doubtful	—	1,105	—	—	—	—	—	—	1,105
Total Commercial and industrial loans	1,153,289	668,386	292,762	190,009	67,109	55,389	1,613,582	691	4,041,217
Current period gross charge-offs	1,178	37,655	242	8,577	498	236	—	—	48,386
Agricultural land, production and other loans to farmers
Pass	23,646	24,039	33,909	27,872	28,250	32,445	63,526	—	233,687
Special Mention	171	—	245	—	—	444	548	—	1,408
Substandard	491	50	936	696	516	86	873	—	3,648
Total Agricultural land, production and other loans to farmers	24,308	24,089	35,090	28,568	28,766	32,975	64,947	—	238,743
Real estate loans:
Construction
Pass	186,900	227,462	174,201	73,746	6,518	8,851	12,828	—	690,506
Special Mention	35,150	26,805	18,197	13,341	—	6	—	—	93,499
Substandard	22,000	—	8,699	—	—	—	—	—	30,699
Total Construction	244,050	254,267	201,097	87,087	6,518	8,857	12,828	—	814,704
Commercial real estate, non-owner occupied
Pass	278,958	280,167	346,311	413,970	351,260	299,771	21,681	—	1,992,118
Special Mention	81,543	19,499	19,347	23,624	1,768	28,452	—	—	174,233
Substandard	31,922	5,778	8,982	6,270	19,606	1,614	—	—	74,172
Doubtful	10,828	—	—	—	—	—	—	—	10,828
Total Commercial real estate, non-owner occupied	403,251	305,444	374,640	443,864	372,634	329,837	21,681	—	2,251,351
Current period gross charge-offs	—	339	3	—	—	—	—	—	342
Commercial real estate, owner occupied
Pass	118,117	167,922	173,512	230,821	214,975	144,123	33,613	—	1,083,083
Special Mention	2,220	2,385	8,616	6,545	4,935	1,402	460	—	26,563
Substandard	6,804	12,216	5,204	8,896	2,747	7,083	155	—	43,105
Total Commercial real estate, owner occupied	127,141	182,523	187,332	246,262	222,657	152,608	34,228	—	1,152,751
Current period gross charge-offs	—	—	—	—	9	—	—	—	9
Residential
Pass	166,807	421,280	680,588	408,017	339,835	308,575	6,117	13	2,331,232
Special Mention	1,095	1,975	5,436	3,425	1,745	3,585	—	—	17,261
Substandard	528	1,478	6,836	4,226	1,066	3,991	325	—	18,450
Total Residential	168,430	424,733	692,860	415,668	342,646	316,151	6,442	13	2,366,943
Current period gross charge-offs	—	124	653	123	21	288	—	—	1,209
Home equity
Pass	6,239	6,674	25,743	54,185	11,864	4,346	516,564	6,766	632,381
Special Mention	—	—	—	421	—	33	3,772	593	4,819
Substandard	62	—	572	561	—	206	1,955	632	3,988
Total Home Equity	6,301	6,674	26,315	55,167	11,864	4,585	522,291	7,991	641,188
Current period gross charge-offs	—	10	35	23	—	264	—	—	332
Individuals' loans for household and other personal expenditures
Pass	37,606	24,496	34,052	11,078	3,097	5,215	39,613	369	155,526
Special Mention	42	461	568	1,507	80	8	286	—	2,952
Substandard	—	—	—	—	—	2	—	—	2
Total Individuals' loans for household and other personal expenditures	37,648	24,957	34,620	12,585	3,177	5,225	39,899	369	158,480
Current period gross charge-offs	130	609	397	149	44	50	—	—	1,379
Public finance and other commercial loans
Pass	72,229	53,788	204,870	197,319	151,368	301,284	573	—	981,431
Total Public finance and other commercial loans	72,229	53,788	204,870	197,319	151,368	301,284	573	—	981,431
Loans	$2,236,647	$1,944,861	$2,049,586	$1,676,529	$1,206,739	$1,206,911	$2,316,471	$9,064	$12,646,808
Total current period gross charge-offs	$1,308	$38,737	$1,330	$8,872	$572	$838	$—	$—	$51,657

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized	Revolving loans converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial and industrial loans
Pass	$1,175,967	$474,601	$253,148	$86,226	$47,910	$45,020	$1,393,756	$60	$3,476,688
Special Mention	34,356	3,911	1,546	5,149	2,986	241	45,994	—	94,183
Substandard	12,311	20,245	17,733	2,479	1,507	1,512	40,449	144	96,380
Doubtful	857	—	—	—	—	—	2,840	—	3,697
Total Commercial and industrial loans	1,223,491	498,757	272,427	93,854	52,403	46,773	1,483,039	204	3,670,948
Current period gross charge-offs	13,973	2,711	576	5,665	78	261	—	—	23,264
Agricultural land, production and other loans to farmers
Pass	35,633	38,145	31,511	31,048	12,995	25,462	87,534	—	262,328
Special Mention	—	266	—	—	—	122	—	—	388
Substandard	58	150	—	454	—	36	—	—	698
Total Agricultural land, production and other loans to farmers	35,691	38,561	31,511	31,502	12,995	25,620	87,534	—	263,414
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate loans:
Construction
Pass	403,578	267,587	198,350	8,372	7,723	2,357	11,735	—	899,702
Special Mention	25,894	—	—	20,846	—	—	—	—	46,740
Substandard	1,451	4,330	5,322	—	—	—	—	—	11,103
Total Construction	430,923	271,917	203,672	29,218	7,723	2,357	11,735	—	957,545
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate, non-owner occupied
Pass	373,378	504,280	535,327	418,553	141,320	200,821	16,744	—	2,190,423
Special Mention	76,382	21,145	7,005	4,531	19,479	27,941	37	—	156,520
Substandard	20,358	10,537	219	20,236	—	2,299	247	—	53,896
Total Commercial real estate, non-owner occupied	470,118	535,962	542,551	443,320	160,799	231,061	17,028	—	2,400,839
Current period gross charge-offs	—	66	—	—	—	—	—	—	66
Commercial real estate, owner occupied
Pass	176,750	199,821	256,346	263,522	99,180	77,485	27,369	—	1,100,473
Special Mention	6,712	5,034	9,319	2,460	919	2,902	514	—	27,860
Substandard	18,092	3,712	4,183	4,545	289	2,929	—	—	33,750
Total Commercial real estate, owner occupied	201,554	208,567	269,848	270,527	100,388	83,316	27,883	—	1,162,083
Current period gross charge-offs	48	—	—	—	2	—	—	—	50
Residential
Pass	395,363	695,056	442,495	365,297	98,654	254,718	4,988	83	2,256,654
Special Mention	2,167	5,591	3,202	1,924	1,065	4,837	200	81	19,067
Substandard	804	3,708	2,529	1,199	866	4,063	31	—	13,200
Total Residential	398,334	704,355	448,226	368,420	100,585	263,618	5,219	164	2,288,921
Current period gross charge-offs	101	252	208	3	3	94	—	—	661
Home equity
Pass	9,375	29,784	61,591	11,084	1,092	3,875	484,330	5,837	606,968
Special Mention	—	715	—	1,092	15	2	5,031	149	7,004
Substandard	63	—	727	—	—	123	2,589	97	3,599
Total Home Equity	9,438	30,499	62,318	12,176	1,107	4,000	491,950	6,083	617,571
Current period gross charge-offs	69	213	224	149	193	1,596	—	—	2,444
Individuals' loans for household and other personal expenditures
Pass	35,781	49,295	28,387	6,726	2,070	5,904	38,619	772	167,554
Special Mention	184	246	138	69	—	14	176	—	827
Substandard	—	6	—	—	1	—	—	—	7
Total Individuals' loans for household and other personal expenditures	35,965	49,547	28,525	6,795	2,071	5,918	38,795	772	168,388
Current period gross charge-offs	147	770	342	77	62	156	—	—	1,554
Public finance and other commercial loans
Pass	65,357	208,347	204,863	155,132	91,619	229,355	1,645	—	956,318
Total Public finance and other commercial loans	65,357	208,347	204,863	155,132	91,619	229,355	1,645	—	956,318
Loans	$2,870,871	$2,546,512	$2,063,941	$1,410,944	$529,690	$892,018	$2,164,828	$7,223	$12,486,027
Total current period gross charge-offs	$14,338	$4,012	$1,350	$5,894	$338	$2,107	$—	$—	$28,039

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $95.0 million as of September 30, 2024 representing a $15.8 million increase from $79.2 million at December 31, 2023. Loans 30-59 days past due decreased $3.8 million from December 31, 2023 as commercial real estate, non-owner occupied and commercial and industrial decreased $4.3 million and $3.1 million, respectively, which was partially offset by increases in construction and individuals' loans for household and other personal expenditures of $2.5 million and $1.9 million, respectively. Loans 60-89 days past due increased $7.6 million from December 31, 2023 as commercial and industrial increased $6.2 million. Loans 90 days or more past due increased $12.0 million from December 31, 2023 as commercial and industrial, commercial real estate, non-owner occupied and residential increased $1.6 million, $4.9 million and $4.1 million, respectively. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated:

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,023,016	$1,906	$7,805	$8,490	$4,041,217	$930
Agricultural land, production and other loans to farmers	238,221	522	—	—	238,743	—
Real estate loans:
Construction	810,536	2,522	1,646	—	814,704	—
Commercial real estate, non-owner occupied	2,225,782	8,680	485	16,404	2,251,351	12,989
Commercial real estate, owner occupied	1,150,327	501	891	1,032	1,152,751	—
Residential	2,334,312	10,377	6,029	16,225	2,366,943	166
Home equity	632,653	3,212	1,532	3,791	641,188	20
Individuals' loans for household and other personal expenditures	155,526	2,567	385	2	158,480	—
Public finance and other commercial loans	981,431	—	—	—	981,431	—
Loans	$12,551,804	$30,287	$18,773	$45,944	$12,646,808	$14,105

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,657,447	$5,021	$1,622	$6,858	$3,670,948	$86
Agricultural land, production and other loans to farmers	263,414	—	—	—	263,414	—
Real estate loans:
Construction	955,588	—	1,957	—	957,545	—
Commercial real estate, non-owner occupied	2,376,184	12,995	195	11,465	2,400,839	—
Commercial real estate, owner occupied	1,161,869	—	104	110	1,162,083	—
Residential	2,259,496	11,810	5,472	12,143	2,288,921	—
Home equity	608,948	3,614	1,647	3,362	617,571	52
Individuals' loans for household and other personal expenditures	167,553	635	192	8	168,388	—
Public finance and other commercial loans	956,284	—	—	34	956,318	34
Loans	$12,406,783	$34,075	$11,189	$33,980	$12,486,027	$172

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

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated.

	September 30, 2024		December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$8,612	$2,459	$9,050	$1,015
Agricultural land, production and other loans to farmers	81	—	58	—
Real estate loans:
Construction	—	—	520	—
Commercial real estate, non-owner occupied	23,283	10,175	11,932	11,095
Commercial real estate, owner occupied	3,237	2,577	3,041	2,257
Residential	18,905	—	25,140	—
Home equity	4,925	—	3,820	—
Individuals' loans for household and other personal expenditures	45	—	19	—
Loans	$59,088	$15,211	$53,580	$14,367

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2024 or 2023.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance increased $6.0 million, primarily related to an increase of $21.4 million in commercial real estate, non-owner occupied, partially offset by a decrease of $16.3 million in commercial and industrial, for the nine months ended September 30, 2024. The total related allowance balance decreased $4.4 million, primarily related to a decrease of $9.2 million in commercial and industrial, offset by an increase of $4.8 million in commercial real estate, non-owner occupied, for the nine months ended September 30, 2024.

	September 30, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$15,685	$15,685	$2,312
Real estate loans:
Construction	—	4	—	4	—
Commercial real estate, non-owner occupied	38,959	—	—	38,959	4,864
Commercial real estate, owner occupied	10,575	—	—	10,575	—
Residential	—	1,241	—	1,241	198
Home equity	—	206	—	206	26
Loans	$49,534	$1,451	$15,685	$66,670	$7,400

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$32,029	$32,029	$11,474
Real estate loans:
Construction	—	7	—	7	—
Commercial real estate, non-owner occupied	17,516	—	—	17,516	35
Commercial real estate, owner occupied	9,452	—	—	9,452	—
Residential	—	1,439	—	1,439	230
Home equity	—	223	—	223	30
Loans	$26,968	$1,669	$32,029	$60,666	$11,769

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$9,600	$10,333	$—	$31	$—	0.49%
Real estate loans:
Construction	—	915	22,000	—	—	2.81%
Commercial real estate, non-owner occupied	—	10,254	—	10,828	—	0.94%
Commercial real estate, owner occupied	—	5,841	—	—	—	0.51%
Residential	493	56	—	—	304	0.04%
Home equity	—	62	—	—	—	0.01%
Total	$10,093	$27,461	$22,000	$10,859	$304

	Three Months Ended September 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$908	$7,734	$134	$—	0.25%
Real estate loans:
Commercial real estate, non-owner occupied	—	11,823	—	—	0.50%
Commercial real estate, owner occupied	—	6,950	—	—	0.60%
Home equity	—	63	—	—	0.01%
Individuals' loans for household and other personal expenditures	—	—	—	1	—%
Total	$908	$26,570	$134	$1

	Nine Months Ended September 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$11,080	$12,880	$247	$17	$31	$—	0.60%
Real estate loans:
Construction	—	915	—	22,000	—	—	2.81%
Commercial real estate, non-owner occupied	—	18,933	—	—	10,828	—	1.32%
Commercial real estate, owner occupied	—	6,208	—	—	—	—	0.54%
Residential	1,931	341	—	283	—	529	0.13%
Home Equity	—	62	—	162	—	—	0.03%
Total	$13,011	$39,339	$247	$22,462	$10,859	$529

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

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $200,000.	Extended loans by a weighted average of 6 months.		Reduced the weighted average contractual interest rate from 9.50% to 8.05% and extended loans by a weighted average of 48 months.
Real estate loans:
Construction		Extended loans by a weighted average of 6 months.	Provided payment deferrals with weighted average delayed amounts of $475,000 and extended loans by a weighted average of 4 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 8 months.		Reduced the weighted average contractual interest rate from 12.38% to 7.88% and extended loans by a weighted average of 8 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 8 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $8,000.	Extended loans by a weighted average of 92 months.
Provided payment deferrals with weighted average delayed amounts of $14,000, extended loans by a weighted average of 149 months, and reduced the weighted average contractual interest rate from 5.73% to 3.31%.

Home equity		Extended loans by a weighted average of 6 months.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $24,000.	Extended loans by a weighted average of 8 months.	Reduced the weighted average contractual interest rate from 10.75% to 7.62%. Extended loans by a weighted average of 14 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 11 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 4 months.
Home Equity		Extended loans by a weighted average of 5 months.
Individuals' loans for household and other personal expenditures				Provided payment deferrals with weighted average delayed amounts of $300. Extended loans by a weighted average of 3 months.

Nine Months Ended September 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $180,000.	Extended loans by a weighted average of 9 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.	Provided payment deferrals with weighted average delayed amounts of $4,900 and extended loans by a weighted average of 3 months.	Reduced the weighted average contractual interest rate from 9.50% to 8.05%. Extended loans by a weighted average of 48 months.
Real estate loans:
Construction		Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $475,000 and extended loans by a weighted average of 4 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 13 months.			Reduced the weighted average contractual interest rate from 12.38% to 7.88%. Extended loans by a weighted average of 8 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 13 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $26,000.	Extended loans by a weighted average of 20 months.		Provided payment deferrals with weighted average delayed amounts of $8,000 and extended loans by a weighted average of 153 months.
Provided payment deferrals with weighted average delayed amounts of $14,000, extended loans by a weighted average of 91 months, and reduced the weighted average contractual interest rate from 5.74% to 4.03%.

Home Equity		Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $7,800 and extended loans by a weighted average of 60 months.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2023
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $24,000	Extended loans by a weighted average of 8 months.	Reduced the weighted average contractual interest rate from 9.66% to 7.39%. Extended loans by a weighted average of 13 months.
Agricultural land, production and other loans to farmers		Extended loans by a weighted average of 60 months.
Real estate loans:
Construction		Extended loans by a weighted average of 24 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 10 months.	Reduced the weighted average contractual interest rate from 7.81% to 7.40%. Extended loans by a weighted average of 41 months.
Commercial real estate, owner occupied	Provided payment deferrals with weighted average delayed amounts of $4,500,000.	Extended loans by a weighted average of 4 months.	Reduced the weighted average contractual interest rate from 10.25% to 6.61%. Extended loans by a weighted average of 114 months.
Residential				Provided payment deferrals with weighted average delayed amounts $3,400. Extended loans by a weighted average of 3 months.
Home Equity		Extended loans by a weighted average of 5 months.		Provided payment deferrals with weighted average delayed amounts $300. Extended loans by a weighted average of 3 months.

The Corporation closely monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following tables present the performance of financial difficulty modifications in the twelve months following modification.

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$24,445	$—	$1,927	$—	$26,372
Agricultural land, production and other loans to farmers	22	—	—	—	22
Real estate loans:					—
Construction	22,915	—	—	—	22,915
Commercial real estate, non-owner occupied	21,082	8,680	—	1,730	31,492
Commercial real estate, owner occupied	7,523	—	—	—	7,523
Residential	1,940	—	250	1,189	3,379
Home equity	252	—	—	—	252
Total	$78,179	$8,680	$2,177	$2,919	$91,955

	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	Total
Commercial and industrial loans	$15,863	$—	$106	$15,969
Agricultural land, production and other loans to farmers	34	—	—	34
Real estate loans:				—
Construction	13	—	—	13
Commercial real estate, non-owner occupied	17,765	—	—	17,765
Commercial real estate, owner occupied	13,157	—	1,162	14,319
Residential	472	—	—	472
Home equity	63	—	—	63
Individuals' loans for household and other personal expenditures	—	1	—	1
Total	$47,367	$1	$1,268	$48,636

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

During the three and nine months ended September 30, 2024, there were payment defaults of $1.7 million and $2.9 million, respectively, on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were no payment defaults during the three and nine months ended September 30, 2023 on loans that had been modified within the previous twelve months.

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

The allowance represents the Corporation’s best estimate of current expected credit losses on loans using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The CECL calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the allowance for credit losses is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

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

The ACL - Loans decreased $1.7 million and $17.1 million during the three and nine months ended September 30, 2024, respectively. Net charge-offs totaled $6.7 million and $48.6 million during the three and nine months ended September 30, 2024, respectively. Provision expense of $5.0 million and $31.5 million was recorded during the three and nine months ended September 30, 2024, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, June 30, 2024	$91,217	$45,514	$14,360	$38,446	$189,537
Provision for credit losses - loans	8,456	1,873	(2,609)	(2,720)	5,000
Recoveries on loans	505	18	—	371	894
Loans charged off	(6,375)	—	—	(1,228)	(7,603)
Balances, September 30, 2024	$93,803	$47,405	$11,751	$34,869	$187,828

	Three Months Ended September 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, June 30, 2023	$108,373	$39,157	$30,073	$43,544	$221,147
Provision for credit losses - loans	3,020	4,901	140	(3,061)	5,000
Recoveries on loans	179	—	—	367	546
Loans charged off	(19,833)	—	—	(1,078)	(20,911)
Balances, September 30, 2023	$91,739	$44,058	$30,213	$39,772	$205,782

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses - loans	43,249	3,476	(13,072)	(2,153)	31,500
Recoveries on loans	1,592	232	—	1,227	3,051
Loans charged off	(48,386)	(351)	—	(2,920)	(51,657)
Balances, September 30, 2024	$93,803	$47,405	$11,751	$34,869	$187,828

	Nine Months Ended September 30, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses - loans	9,460	(2,833)	1,258	(2,885)	5,000
Recoveries on loans	775	56	—	1,004	1,835
Loans charged off	(20,712)	(4)	—	(3,614)	(24,330)
Balances, September 30, 2023	$91,739	$44,058	$30,213	$39,772	$205,782

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

Financial instruments with off-balance sheet risk were as follows:

	September 30, 2024	December 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$5,493,144	$5,025,790
Standby letters of credit	$66,043	$65,580

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments declined by $3.0 million during the three and nine months ended September 30, 2023. There was no change in the reserve for unfunded commitments during the three and nine months ended September 30, 2024. This reserve level remains appropriate and is reported in Other Liabilities as of September 30, 2024 in the Consolidated Condensed Balance Sheets.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below reflects the total allowance for credit losses for the off-balance sheet commitment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of the period	$19,500	$23,300	$19,500	$23,300
Provision for credit losses - unfunded commitments	—	(3,000)	—	(3,000)
Ending balance	$19,500	$20,300	$19,500	$20,300

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2024 and December 31, 2023 the Corporation had no interest rate swaps or caps designated as hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2024 and 2023, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation doesn't expect to reclassify income (loss) associated with derivatives from accumulated other comprehensive loss to interest expense.

The amount of loss recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Rate Products	$—	$(66)	$—	$(179)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amount of gain (loss) reclassified from accumulated other comprehensive loss into income related to cash flow hedging relationships is included in the tables below for the periods indicated.

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain Reclassed from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Interest rate contracts	Interest Expense	$—	$—

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain Reclassed from Accumulated Other Comprehensive Loss into Income (Effective Portion)
		Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest rate contracts	Interest Expense	$—	$(15)

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheets, as of September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,333,382	$61,207	$1,355,947	$78,743
Forward contracts related to mortgage loans to be delivered for sale	80,528	840	15,160	469
Interest rate lock commitments	38,639	223	22,706	167
Included in other assets	$1,452,549	$62,270	$1,393,813	$79,379
Included in other liabilities:
Interest rate swaps	$1,332,410	$61,248	$1,355,947	$78,811
Forward contracts related to mortgage loans to be delivered for sale	16,500	61	25,290	191
Interest rate lock commitments	28,135	77	1,025	6
Included in other liabilities	$1,377,045	$61,386	$1,382,262	$79,008

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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(966)	$982
Interest rate lock commitments	Net gains and fees on sales of loans	30	(100)
Total net gain (loss) recognized in income		$(936)	$882

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(573)	$1,691
Interest rate lock commitments	Net gains and fees on sales of loans	(15)	(133)
Total net gain/(loss) recognized in income		$(588)	$1,558

The Corporation’s exposure to credit risk occurs because of nonperformance by its counterparties.  The counterparties approved by the Corporation are usually financial institutions, which are well capitalized and have credit ratings through Moody’s and/or Standard & Poor’s at or above investment grade.  The Corporation’s mitigation of such risk is through quarterly financial reviews, comparing mark-to-market values with policy limitations, credit ratings and collateral pledging.

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2024, the termination value of derivatives in a net liability position related to these agreements was $12.6 million, which resulted in $1.3 million of collateral pledged to counterparties as of September 30, 2024. While the Corporation did not breach any of these provisions as of September 30, 2024, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

NOTE 6

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There were no Level 1 securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities, U.S. Government-sponsored mortgage-backed securities and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Derivative Financial Agreements

See information regarding the Corporation’s derivative financial agreements in NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024, and December 31, 2023.

		Fair Value Measurements Using:
September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$85,033	$—	$85,033	$—
State and municipal	984,111	—	981,665	2,446
U.S. Government-sponsored mortgage-backed securities	472,046	—	472,042	4
Corporate obligations	12,306	—	12,275	31
Derivative assets	62,270	—	62,270	—
Derivative liabilities	61,386	—	61,386	—

		Fair Value Measurements Using:
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$95,307	$—	$95,307	$—
State and municipal	1,065,171	—	1,061,896	3,275
U.S. Government-sponsored mortgage-backed securities	454,815	—	454,811	4
Corporate obligations	11,819	—	11,788	31
Derivative assets	79,379	—	79,379	—
Derivative liabilities	79,008	—	79,008	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2024 and 2023.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of the period	$3,224	$3,348	$3,310	$3,439
Included in other comprehensive income	65	(30)	76	(28)
Principal payments	(808)	(90)	(905)	(183)
Ending balance	$2,481	$3,228	$2,481	$3,228

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2024 or December 31, 2023.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2024 and 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at September 30, 2024, and December 31, 2023.

		Fair Value Measurements Using
September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,211	$—	$—	$55,211

		Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,020	$—	$—	$55,020

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2024 and December 31, 2023.

September 30, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,446	Discounted cash flow	Maturity/Call date	1 month to 6 years
			US Muni BQ curve	BBB
			Discount rate	3.1% - 4.3%
			Weighted-average coupon	3.6%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$55,211	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 15%
			Weighted-average discount by loan balance	12.1%

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023.

		September 30, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$84,719	$84,719	$—	$—	$84,719
Interest-bearing deposits	359,126	359,126	—	—	359,126
Investment securities available for sale	1,553,496	—	1,551,015	2,481	1,553,496
Investment securities held to maturity, net	2,108,649	—	1,815,856	7,150	1,823,006
Loans held for sale	40,652	—	40,652	—	40,652
Net loans	12,458,980	—	—	12,251,924	12,251,924
Federal Home Loan Bank stock	41,716	—	41,716	—	41,716
Derivative assets	62,270	—	62,270	—	62,270
Interest receivable	92,055	—	92,055	—	92,055
Liabilities:
Deposits	$14,365,100	$11,980,746	$2,380,600	$—	14,361,346
Borrowings:
Federal funds purchased	30,000	—	30,000	—	30,000
Securities sold under repurchase agreements	124,894	—	124,894	—	124,894
Federal Home Loan Bank advances	832,629	—	841,458	—	841,458
Subordinated debentures and other borrowings	93,562	—	83,242	—	83,242
Deposits and other liabilities held for sale	288,476	—	266,898	—	266,898
Derivative liabilities	61,386	—	61,386	—	61,386
Interest payable	18,089	—	18,089	—	18,089

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$112,649	$112,649	$—	$—	$112,649
Interest-bearing deposits	436,080	436,080	—	—	436,080
Investment securities available for sale	1,627,112	—	1,623,802	3,310	1,627,112
Investment securities held to maturity, net	2,184,252	—	1,859,974	10,400	1,870,374
Loans held for sale	18,934	—	18,934	—	18,934
Net loans	12,281,093	—	—	11,958,301	11,958,301
Federal Home Loan Bank stock	41,769	—	41,769	—	41,769
Derivative assets	79,379	—	79,379	—	79,379
Interest receivable	97,664	—	97,664	—	97,664
Liabilities:
Deposits	$14,821,453	$12,482,295	$2,329,662	$—	14,811,957
Borrowings:
Securities sold under repurchase agreements	157,280	—	157,265	—	157,265
Federal Home Loan Bank advances	712,852	—	707,377	—	707,377
Subordinated debentures and other borrowings	158,644	—	149,995	—	149,995
Derivative liabilities	79,008	—	79,008	—	79,008
Interest payable	18,912	—	18,912	—	18,912

NOTE 7

QUALIFIED AFFORDABLE HOUSING INVESTMENTS

The Corporation has investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to earn an adequate return of capital through the receipt of low income housing tax credits and to assist the Corporation in achieving goals associated with the Community Reinvestment Act ("CRA"). These investments are included in other assets on the Consolidated Condensed Balance Sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The following table summarizes the Corporation’s affordable housing investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$149,830	$114,756	$114,514	$96,408

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$1,695	$2,242	$5,018	$4,080
Tax credits recognized	1,644	1,855	4,933	3,472

NOTE 8

BORROWINGS

The following table summarizes the Corporation’s borrowings as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Federal funds purchased	$30,000	$—
Securities sold under repurchase agreements	124,894	157,280
Federal Home Loan Bank advances	832,629	712,852
Subordinated debentures and other borrowings	93,562	158,644
Total Borrowings	$1,081,085	$1,028,776

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the nine months ended September 30, 2024 and 2023 totaled $194.2 million and $241.9 million, respectively, and the average balance of such agreements totaled $138.1 million and $181.2 million during the same period of 2024 and 2023, respectively.

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2024 and December 31, 2023 were:

	September 30, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$124,894	$—	$—	$—	$124,894

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$157,280	$—	$—	$—	$157,280

Contractual maturities of borrowings as of September 30, 2024, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2024	$30,000	$124,894	$10,000	$1,164
2025	—	—	95,000	—
2026	—	—	75,000	—
2027	—	—	250,000	—
2028	—	—	190,000	5,000
2029 and after	—	—	212,629	90,846
ASC 805 fair value adjustments at acquisition	—	—	—	(3,448)
	$30,000	$124,894	$832,629	$93,562

At September 30, 2024, the outstanding FHLB advances had interest rates from 0.35 to 4.94 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at September 30, 2024, was $762.6 million. As of September 30, 2024, the Corporation had $305.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of September 30, 2024 and December 31, 2023, subordinated debentures and term loans totaled $93.6 million and $158.6 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At September 30, 2024 and December 31, 2023, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of September 30, 2024 and December 31, 2023, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate ("SOFR"), plus the 0.26161 percent spread adjustment. The interest rate at September 30, 2024 and December 31, 2023 was 6.77 percent and 7.21 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At September 30, 2024 and December 31, 2023, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of September 30, 2024 and December 31, 2023, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at September 30, 2024 and December 31, 2023 was 6.71 percent and 7.15 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and became floating thereafter. The rates converted to floating on October 30, 2023. The Corporation had an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption was subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem began with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. During the first quarter of 2024, the Corporation exercised its rights to redeem $40.0 million in principal and paid the debt in full on the scheduled interest payment date. Additionally, in the second quarter of 2024, the Corporation exercised its rights to redeem the remaining $25.0 million in principal and paid the debt on the scheduled interest payment date. Both redemptions were permitted under the optional redemptions provisions of the Subordinated Note Certificate representing the Subordinated Debt. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of September 30, 2024 and December 31, 2023 the Corporation was in compliance with these covenants.

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

•Other Borrowings. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.2 million and $7.3 million as of September 30, 2024 and December 31, 2023, respectively. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.2 million as of September 30, 2024 and December 31, 2023.

Line of Credit. As of September 30, 2024, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, the Lender has provided the Corporation with a revolving line of credit of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly, and the Credit Facility has a maturity date of September 30, 2025. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. As of September 30, 2024, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of September 30, 2024 and 2023:

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2023	$(173,654)	$—	$(2,316)	$(175,970)
Other comprehensive income before reclassifications	16,905	—	—	16,905
Amounts reclassified from accumulated other comprehensive loss	7,240	—	—	7,240
Period change	24,145	—	—	24,145
Balance at September 30, 2024	$(149,509)	$—	$(2,316)	$(151,825)

Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive loss before reclassifications	(71,633)	(142)	—	(71,775)
Amounts reclassified from accumulated other comprehensive loss	3,644	12	—	3,656
Period change	(67,989)	(130)	—	(68,119)
Balance at September 30, 2023	$(302,484)	$—	$(4,786)	$(307,270)

The following tables present the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2024 and 2023.

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2024	2023	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(9,114)	$(1,650)	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	1,914	346	Income tax expense
	$(7,200)	$(1,304)

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$—	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	—	—	Income tax expense
	$—	$—

Total reclassifications for the period, net of tax	$(7,200)	$(1,304)

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2024	2023	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains reclassified into income	$(9,165)	$(4,613)	Other income - net realized gains on sales of available for sale securities
Related income tax benefit (expense)	1,925	969	Income tax expense
	$(7,240)	$(3,644)

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$(15)	Interest expense - subordinated debentures and term loans
Related income tax benefit (expense)	—	3	Income tax expense
	$—	$(12)

Total reclassifications for the period, net of tax	$(7,240)	$(3,656)

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive loss see NOTE 3. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.
(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive loss see NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

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

The Corporation’s 2024 Employee Stock Purchase Plan ("ESPP") provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000. The 2019 Employee Stock Purchase Plan expired on June 30, 2024.

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

Share-based compensation expense recognized in the Consolidated Condensed Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.05 percent for the nine months ended September 30, 2024, based on historical experience.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock and ESPP Options
Pre-tax compensation expense	$28	$35	$130	$80
Income tax expense (benefit)	—	—	(40)	(62)
Stock and ESPP option expense, net of income taxes	$28	$35	$90	$18
Restricted Stock Awards
Pre-tax compensation expense	$1,409	$1,325	$4,061	$3,712
Income tax expense (benefit)	(204)	(393)	(727)	(906)
Restricted stock awards expense, net of income taxes	$1,205	$932	$3,334	$2,806
Total Share-Based Compensation
Pre-tax compensation expense	$1,437	$1,360	$4,191	$3,792
Income tax expense (benefit)	(204)	(393)	(767)	(968)
Total share-based compensation expense, net of income taxes	$1,233	$967	$3,424	$2,824

The grant date fair value of ESPP options was estimated to be approximately $28,000 at the beginning of the July 1, 2024 quarterly offering period. The ESPP options vested during the three months ending September 30, 2024, leaving no unrecognized compensation expense related to unvested ESPP options at September 30, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Stock option activity under the Corporation's stock option plans as of September 30, 2024 and changes during the nine months ended September 30, 2024, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	90,075	$20.21
Exercised	(49,084)	$18.34
Outstanding September 30, 2024	40,991	$22.44	1.94	$605
Vested and Expected to Vest at September 30, 2024	40,991	$22.44	1.94	$605
Exercisable at September 30, 2024	40,991	$22.44	1.94	$605

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2024.  The amount of aggregate intrinsic value will change based on the fair value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and September 30, 2023 was $707,000 and $1.4 million, respectively. Cash receipts of stock options exercised during the same periods were $900,000 and $1.1 million, respectively.

The following table summarizes information on unvested RSAs outstanding as of September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2024	452,426	$37.94
Granted	192,663	$35.93
Vested	(83,356)	$42.84
Forfeited	(6,225)	$39.63
Unvested RSAs at September 30, 2024	555,508	$36.49

As of September 30, 2024, unrecognized compensation expense related to RSAs was $11.9 million and is expected to be recognized over a weighted-average period of 1.9 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2024.

NOTE 11

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated condensed statements of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$11,833	$13,728	$32,572	$44,589
Tax-exempt interest income	(4,409)	(4,469)	(13,157)	(13,792)
Non-deductible FDIC premiums	180	126	462	299
Share-based compensation	98	(108)	113	(172)
Tax-exempt earnings and gains on life insurance	(579)	(369)	(1,318)	(1,080)
Tax credits	(305)	(84)	(969)	(249)
State Income Tax	333	254	142	1,474
Other	9	(73)	207	(48)
Actual Tax Expense	$7,160	$9,005	$18,052	$31,021

Effective Tax Rate	12.7%	13.8%	11.6%	14.6%

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

The following tables reconcile basic and diluted net income per common share for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024			2023
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$48,719	58,074,361	$0.84	$55,898	59,335,877	$0.95
Effect of potentially dilutive stock options and restricted stock awards		215,128			166,648
Diluted net income per common share	$48,719	58,289,489	$0.84	$55,898	59,502,525	$0.94
RSAs excluded from the diluted average common share calculation(1)		94,650			155,653

	Nine Months Ended September 30,
	2024			2023
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$135,647	58,413,814	$2.32	$179,901	59,272,401	$3.04
Effect of potentially dilutive stock options and restricted stock awards		215,185			192,997
Diluted net income per common share	$135,647	58,628,999	$2.31	$179,901	59,465,398	$3.03
RSAs excluded from the diluted average common share calculation(1)		122,134			64,646

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
BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank operates 115 banking locations in Indiana, Ohio, Michigan and Illinois. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

On August 26, 2024, the Bank entered into a Branch Purchase and Assumption Agreement with Old Second National Bank, a national banking association headquartered in Aurora, Illinois, pursuant to which the Bank will sell five branches located in Illinois. The transaction will represent an exit from the suburban Chicago markets. Loans of $9.2 million, deposits of $287.7 million and fixed assets of $3.4 million have been moved to held for sale categories as of September 30, 2024. The transaction is expected to close in the fourth quarter of 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the nine months ended September 30, 2024 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS FOR THE THIRD QUARTER OF 2024

•Net income available to common stockholders and earnings per fully diluted common share for the three months ended September 30, 2024 was $48.7 million and $0.84, respectively, compared to $55.9 million and $0.94, respectively, for the three months ended September 30, 2023 and $39.5 million and $0.68, respectively, for the three months ended June 30, 2024. Excluding the loss from repositioning of the available for sale securities portfolio, adjusted net income was $55.6 million and $0.95 per share for the third quarter of 2024.

•Strong capital position with Common Equity Tier 1 Capital Ratio of 11.25 percent and Tangible Common Equity to Tangible Assets Ratio of 8.76 percent.

•Net interest margin totaled 3.23 percent for the third quarter of 2024, compared to 3.16 percent for the second quarter of 2024 and 3.29 percent for the third quarter of 2023.

•Total loans grew $15.5 million, or 0.5 percent annualized during the third quarter of 2024, and $182.5 million, or 1.9 percent, during the nine months ended September 30, 2024.

•Total deposits grew by $83.7 million, or 2.3 percent annualized during the third quarter of 2024, after normalizing for $287.7 million of deposits moved to held for sale.

•Announced sale of five Illinois branches and certain loans and deposits to Old Second National Bank in the third quarter of 2024.

RESULTS OF OPERATIONS

The Corporation reported third quarter 2024 net income available to common stockholders and diluted earnings per common share of $48.7 million and $0.84 per diluted share, respectively, compared to $55.9 million and $0.94 per diluted share, respectively, during the third quarter of 2023. Net income available to common stockholders and diluted earnings per common share for the nine months ended September 30, 2024 was $135.6 million and $2.31, respectively, compared to $179.9 million and $3.03 per diluted share during the nine months ended September 30, 2023.

Adjusted earnings per fully diluted common share for the third quarter of 2024, totaled $0.95, compared to $0.96 in the third quarter of 2023 and $0.68 in the second quarter of 2024. Adjusted earnings per fully diluted common share for the nine months ended September 30, 2024, totaled $2.48 compared to $3.08 for the same period in 2023. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2024, total assets equaled $18.3 billion, a decrease from the December 31, 2023 total of $18.4 billion.

Cash and due from banks and interest-bearing deposits decreased $104.9 million from December 31, 2023. Total investment securities decreased $149.2 million from December 31, 2023, primarily due to $158.9 million in sales of available for sale securities, offset by an increase in the securities portfolio valuation of $30.5 million. Additionally, while not reflected in the balance sheet, the unrealized loss in the held to maturity portfolio decreased during the nine months ended September 30, 2024 by $28.2 million. Currently, the Corporation is repositioning the investment securities portfolio with a primary focus of using liquidity to fund current and future loan growth and reinvest at higher market rates. The investment portfolio as a percentage of total assets was 20.0 percent at September 30, 2024 and 20.7 percent at December 31, 2023, down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $182.5 million, or 1.9 percent on an annualized basis, since December 31, 2023. The composition of the loan portfolio is 74.7 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 31.8 percent and 17.8 percent of the total loan portfolio, respectively. The increase was primarily driven by an increase in commercial and industrial, residential real estate, public finance and home equity loans. Partially offsetting those increases was a decrease in commercial real estate, non-owner occupied, construction, agricultural land, individuals' loans for household and other personal expenditures and commercial real estate, owner occupied. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s ACL - loans totaled $187.8 million as of September 30, 2024 and equaled 1.48 percent of total loans, compared to $204.9 million and 1.64 percent of total loans at December 31, 2023.  The ACL - loans decreased $17.1 million from December 31, 2023. During the three and nine months ended September 30, 2024, the Corporation recorded net charge-offs of $6.7 million and $48.6 million, respectively, and $5.0 million and $31.5 million of provision for credit losses - loans, for the same periods respectively. During the three and nine months ended September 30, 2023, the Corporation recorded net charge-offs of $20.4 million and $22.5 million, respectively, and $2.0 million of provision for credit losses - loans for both periods. Nonaccrual loans at September 30, 2024 were $59.1 million and increased $5.5 million from December 31, 2023 primarily due to an $11.4 million increase in non-accrual balances in commercial real estate, non-owner occupied. The increases were partially offset by a decline in non-accrual balances within the residential loan portfolio of $6.2 million.The Corporation's reserve for unfunded commitments was $19.5 million at September 30, 2024 and December 31, 2023, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets increased $26.1 million from December 31, 2023 and was driven by the Corporation's continued investment in qualified affordable housing projects. Additionally, the fair value of derivatives included in other assets decreased from $79.4 million at December 31, 2023 to $62.3 million at September 30, 2024. The decrease in derivatives is due primarily to a decrease in market interest rates.

As of September 30, 2024, total deposits equaled $14.4 billion, a decrease of $456.4 million from December 31, 2023, or 4.1 percent on an annualized basis. The decline was primarily due to $287.7 million of deposits being reclassified as held for sale related to the Illinois branch sale. The loan to deposit ratio increased to 88.0% at period end from 84.4% as of December 31, 2023, primarily due to the reclassification of deposits to held for sale as previously described. Excluding the deposits reclassified to held for sale, the Corporation experienced decreases from December 31, 2023 in demand deposits of $140.0 million, savings accounts of $168.8 million and time deposits of $83.2 million. Offsetting these decreases was an increase in brokered deposits of $223.3 million from December 31, 2023. Total deposits less time deposits greater than $100,000, or core deposits, represented 89.3 percent of the deposit portfolio at September 30, 2024. Noninterest bearing deposits represents 16.2 percent of the deposit portfolio at September 30, 2024, compared to 16.9 percent at December 31, 2023.

The average account balance within the deposit portfolio was $34,000 at September 30, 2024. Insured deposits totaled 68.9 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 13.8 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance to the remaining 55.1 percent. Only 31.1 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings increased $52.3 million as of September 30, 2024, compared to December 31, 2023. This increase was primarily driven by an increase of $30.0 million in federal funds purchased and an increase of $119.8 million in FHLB advances from December 31, 2023. Subordinated debentures and other borrowings decreased $65.1 million compared to December 31, 2023 as the Corporation utilized excess liquidity to pay down $65.0 million of subordinated debentures in the first half of the year. Securities sold under repurchase agreements decreased $32.4 million from December 31, 2023 as clients moved into higher yielding deposit products.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive losses in stockholders' equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - non-GAAP
(Dollars in thousands, except per share amounts)
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
Net Income Available to Common Stockholders - GAAP	$48,719	$39,456	$55,898	$135,647	$179,901
Adjustments:
PPP loan income	—	—	(8)	—	(42)
Net realized losses on sales of available for sale securities	9,114	49	1,650	9,165	4,613
Non-core expenses [1]	—	—	—	3,481	—
Tax on adjustment	(2,220)	(12)	(403)	(3,081)	(1,121)
Adjusted Net Income Available to Common Stockholders - non-GAAP	$55,613	$39,493	$57,137	$145,212	$183,351

Average Diluted Common Shares Outstanding (in thousands)	58,289	58,328	59,503	58,629	59,465

Diluted Earnings Per Common Share - GAAP	$0.84	$0.68	$0.94	$2.31	$3.03
Adjustments:
Net realized losses on sales of available for sale securities	0.15	—	0.03	0.16	0.07
Non-core expenses [1]	—	—	—	0.06	—
Tax on adjustment	(0.04)	—	(0.01)	(0.05)	(0.02)
Adjusted Diluted Earnings Per Common Share - non-GAAP	$0.95	$0.68	$0.96	$2.48	$3.08

[1] - Non-core expenses in the nine months ended September 30, 2024 included $2.4 million from duplicative online banking conversion costs and $1.1 million from the FDIC special assessment.

NET INTEREST MARGIN ("NIM"), ADJUSTED
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net Interest Income (GAAP)	$131,110	$133,383	$386,744	$415,337
FTE Adjustment	5,883	5,911	17,538	18,090
Net Interest Income (FTE) (non-GAAP)	136,993	139,294	404,282	433,427

Average Earning Assets (GAAP)	$16,990,358	$16,947,669	$17,042,540	$16,913,965
Net Interest Margin (GAAP)	3.09%	3.15%	3.03%	3.27%
Net Interest Margin (FTE) (non-GAAP)	3.23%	3.29%	3.16%	3.42%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)
	September 30, 2024	December 31, 2023
Total Stockholders' Equity (GAAP)	$2,302,373	$2,247,713
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(733,601)	(739,101)
Tangible common equity (non-GAAP)	$1,543,647	$1,483,487
Total assets (GAAP)	$18,347,552	$18,405,887
Less: Intangible assets (GAAP)	(733,601)	(739,101)
Tangible assets (non-GAAP)	$17,613,951	$17,666,786
Stockholders' Equity to Assets (GAAP)	12.55%	12.21%
Tangible common equity to tangible assets (non-GAAP)	8.76%	8.40%

Tangible common equity (non-GAAP)	$1,543,647	$1,483,487
Plus: Tax benefit of intangibles (non-GAAP)	4,642	5,819
Tangible common equity, net of tax (non-GAAP)	$1,548,289	$1,489,306
Common Stock outstanding	58,117	59,424
Book Value (GAAP)	$39.18	$37.40
Tangible book value - common (non-GAAP)	$26.64	$25.06

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average goodwill (GAAP)	$712,002	$712,002	$712,002	$712,002
Average other intangibles (GAAP)	22,388	30,293	24,185	32,446
Average deferred tax on other intangibles (GAAP)	(4,810)	(6,508)	(5,194)	(6,972)
Intangible adjustment (non-GAAP)	$729,580	$735,787	$730,993	$737,476
Average stockholders' equity (GAAP)	$2,251,546	$2,154,232	$2,232,419	$2,126,005
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(729,580)	(735,787)	(730,993)	(737,476)
Average tangible capital (non-GAAP)	$1,496,841	$1,393,320	$1,476,301	$1,363,404
Average assets (GAAP)	$18,360,580	$18,152,239	$18,374,370	$18,115,504
Intangible adjustment (non-GAAP)	(729,580)	(735,787)	(730,993)	(737,476)
Average tangible assets (non-GAAP)	$17,631,000	$17,416,452	$17,643,377	$17,378,028
Net income available to common stockholders (GAAP)	$48,719	$55,898	$135,647	$179,901
Other intangible amortization, net of tax (GAAP)	1,399	1,724	4,345	5,183
Preferred stock dividend	469	468	1,406	1,406
Tangible net income available to common stockholders (non-GAAP)	$50,587	$58,090	$141,398	$186,490
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.84	$0.94	$2.31	$3.03
Diluted tangible net income available to common stockholders (non-GAAP)	$0.86	$0.97	$2.39	$3.11
Ratios:
Return on average GAAP capital (ROE)	8.66%	10.38%	8.10%	11.28%
Return on average tangible capital	13.39%	16.54%	12.64%	18.10%
Return on average assets (ROA)	1.07%	1.24%	0.99%	1.33%
Return on average tangible assets	1.15%	1.33%	1.07%	1.43%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 82.4 percent of revenues for the nine months ended September 30, 2024. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

Net interest margin, on an FTE basis, decreased 6 basis points to 3.23 percent for the three months ended September 30, 2024 compared to 3.29 percent for the same period in 2023.

Net interest margin, on an FTE basis, decreased 26 basis points to 3.16 percent for the nine months ended September 30, 2024 compared to 3.42 percent for the same period in 2023.

Average Balance Sheet
Average earning assets for the three months ended September 30, 2024 increased $42.7 million compared to the same period in 2023. The increase for the three months ended September 30, 2024 was driven by average loan growth of $392.5 million, primarily in the commercial and real estate mortgage portfolios. The loan growth was offset by a decrease in the average interest-bearing deposits and investment securities portfolio of $250.9 million and $98.9 million, respectively, as the Corporation utilized liquidity to fund loan growth. Additionally, the Corporation repositioned the available for sale securities portfolio and sold $158.9 million of securities during the third quarter of 2024 with a weighted average tax-equivalent yield of 2.85 percent.

Average earning assets for the nine months ended September 30, 2024 increased $128.6 million compared to the same periods in 2023. The increase for the nine months ended September 30, 2024 was driven by an increase in interest bearing deposits of $42.1 million as well as organic loan growth within the real estate mortgage and commercial portfolios of $150.9 million and $143.9 million, respectively. Offsetting the increases in interest-bearing deposits and loans was a decrease in the average investment securities portfolio of $242.3 million for the nine months ended September 30, 2024 when compared to the same period in 2023. The Corporation is repositioning the available for sale securities portfolio with a primary focus of using liquidity to fund current and future loan growth and reinvest at higher market rates. The investment portfolio as a percentage of total assets was 20.0 percent at September 30, 2024, which is down from the peak at December 31, 2021 of 29.3 percent, and reflects progress towards a more normalized earning asset mix.

Total average deposits for the three months ended September 30, 2024 decreased $33.1 million, when compared to the same period in 2023. Average interest-bearing deposits for the three months ended September 30, 2024 increased $256.3 million compared to the same period in 2023, with the largest increase in certificates and other time deposits, offset by a decrease in savings deposits. Noninterest bearing deposits act to mitigate deposit yield increases as interest rates rise. Average noninterest bearing deposits declined $289.5 million in the three months ended September 30, 2024 when compared to the same period in 2023. Average noninterest bearing deposits represented 16.0 percent of the deposit portfolio for the three months ended September 30, 2024, and 17.9 percent of the deposit portfolio for the three months ended September 30, 2023, which is a decline from the peak in the second quarter of 2022 of 23.6 percent.

Total average deposits for the nine months ended September 30, 2024 increased $198.6 million, when compared to the same period in 2023. Average interest-bearing deposits for the nine months ended September 30, 2024 increased $674.0 million, compared to the same period in 2023, with the largest increase in the certificates and other time deposits, offset by a decrease in savings deposits. Average noninterest bearing deposits declined $475.4 million, in the nine months ended September 30, 2024 when compared to the same period in 2023. The decrease is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products. Average noninterest bearing deposits, for the nine months ended September 30, 2024 and 2023, represented 16.0 percent and 19.5 percent of the deposit portfolio, respectively.

Average borrowings increased $39.3 million for the three months ended September 30, 2024, compared to the same period in 2023. Average FHLB advances and federal funds purchased increased $109.9 million and $19.3 million, respectively, during the three months ended September 30, 2024 when compared to the same period in 2023 as the Corporation utilized funding sources to fund loan growth. These increases were offset by a $29.6 million decrease in average securities sold under repurchase agreements for the same period. Additionally, average subordinated debt decreased $64.9 million for the three months ended September 2024 when compared to the same period in 2023, due to the Corporation's redemption of $65.0 million of subordinated debt in the first and second quarters of 2024.

Average borrowings decreased $154.3 million for the nine months ended September 30, 2024 compared to the same period in 2023. Average securities sold under repurchase, FHLB advances and Federal Funds purchased decreased $43.0 million, $42.3 million and $25.3 million, respectively, for the nine months ended September 30, 2024 compared to the same period of 2023. Additionally, for the nine months ended September 30, 2024, average subordinated debt decreased $50.9 million due to the Corporation's redemption of $65.0 million of subordinated debt during the year.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income/Expense and Average Yields
In the third quarter of 2024, FTE asset yields increased 27 basis points compared to the same period in 2023 and was primarily due to Federal Open Market Committee ("FOMC") increasing interest rates a total of 100 basis points in 2023, which resulted in an increase in interest income, on an FTE basis, of $11.9 million during the three months ended September 30, 2024 compared to the same period in 2023. Additionally, the Corporation's loan portfolio is 67.6 percent variable and repricing occurred when the Federal Open Market Committee's ("FOMC") increased interest rates a total of 100 basis points in 2023. The FOMC decreased interest rates 50 basis points in the the third quarter of 2024. As a result, yields on new and renewed loans were 7.70 percent for the three months ended September 30, 2024 compared to 7.88 percent for the same period in 2023. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $1.4 million, which accounted for 4 basis points of net interest margin in the three months ended September 30, 2024. Comparatively, the Corporation recognized $2.0 million of accretion income for the three months ended September 30, 2023, or 5 basis points of net interest margin.

As customers have migrated to higher yielding interest-bearing deposit products, interest expense on deposits increased 13.3 million for the three months ended September 30, 2024, or 37 basis points when compared to the same period in 2023. Total cost of funds was 3.28 percent for the three months ended September 30, 2024 compared to 2.92 percent during the same period in 2023. Interest costs increased 36 basis points, which mitigated the 27 basis point increase in asset yields and resulted in a 9 basis point FTE decrease in net interest spread when compared to the same period in 2023.

In the nine months ended September 30, 2024, FTE asset yields increased 40 basis points compared to the same period in 2023. The increase in interest income, on an FTE basis, of $55.9 million during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to FOMC's increase in interest rates in 2023. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $4.3 million, which accounted for 3 basis points of net interest margin in the nine months ended September 30, 2024. Comparatively, the Corporation recognized $6.4 million of accretion income for the nine months ended September 30, 2023, or 5 basis points of net interest margin.

Interest expense on deposits increased $86.9 million for the nine months ended September 30, 2024, or 80 basis points when compared to the same period in 2023. Total cost of funds was 3.24 percent for the nine months ended September 30, 2024 compared to 2.49 percent during the same period in 2023. Interest costs increased 75 basis points, which mitigated the 40 basis point increase in asset yields and resulted in a 35 basis point FTE decrease in net interest spread when compared to the same period in 2023.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$252,113	$2,154	3.42%	$502,967	$5,884	4.68%
Federal Home Loan Bank stock	41,730	855	8.20	41,826	719	6.88
Investment Securities: (1)
Taxable	1,789,526	9,263	2.07	1,817,219	8,590	1.89
Tax-Exempt (2)	2,226,823	17,100	3.07	2,298,025	17,655	3.07
Total Investment Securities	4,016,349	26,363	2.63	4,115,244	26,245	2.55
Loans held for sale	31,991	483	6.04	24,227	386	6.37
Loans: (3)
Commercial	8,699,733	164,922	7.58	8,456,527	153,993	7.28
Real estate mortgage	2,183,095	24,333	4.46	2,079,067	21,618	4.16
Installment	832,222	16,942	8.14	827,318	15,708	7.59
Tax-Exempt (2)	933,125	10,914	4.68	900,493	10,491	4.66
Total Loans	12,680,166	217,594	6.86	12,287,632	202,196	6.58
Total Earning Assets	16,990,358	246,966	5.82%	16,947,669	235,044	5.55%
Total Non-Earning Assets	1,370,222			1,204,570
Total Assets	$18,360,580			$18,152,239
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,455,298	$40,450	2.97%	$5,425,829	$37,780	2.79%
Money market deposits	2,974,188	25,950	3.49	2,923,798	23,607	3.23
Savings deposits	1,425,047	4,208	1.18	1,641,338	3,844	0.94
Certificates and other time deposits	2,499,655	28,248	4.52	2,106,910	20,320	3.86
Total Interest-Bearing Deposits	12,354,188	98,856	3.20	12,097,875	85,551	2.83
Borrowings	1,071,440	11,117	4.15	1,032,180	10,199	3.95
Total Interest-Bearing Liabilities	13,425,628	109,973	3.28	13,130,055	95,750	2.92
Noninterest-bearing deposits	2,348,266			2,637,717
Other liabilities	335,139			230,235
Total Liabilities	16,109,033			15,998,007
Stockholders' Equity	2,251,547			2,154,232
Total Liabilities and Stockholders' Equity	$18,360,580	109,973		$18,152,239	95,750
Net Interest Income (FTE)		$136,993			$139,294
Net Interest Spread (FTE) (4)			2.54%			2.63%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.82%			5.55%
Interest Expense / Average Earning Assets			2.59%			2.26%
Net Interest Margin (FTE) (5)			3.23%			3.29%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2024 and 2023. These totals equal $5,883 and $5,911 for the three months ended September 30, 2024 and 2023, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing deposits	$383,007	$11,642	4.05%	$340,887	$9,685	3.79%
Federal Home Loan Bank stock	41,748	2,569	8.20	41,160	2,281	7.39
Investment Securities: (1)
Taxable	1,787,119	27,062	2.02	1,872,267	26,563	1.89
Tax-Exempt (2)	2,237,759	51,561	3.07	2,394,864	56,071	3.12
Total Investment Securities	4,024,878	78,623	2.60	4,267,131	82,634	2.58
Loans held for sale	27,735	1,242	5.97	22,398	1,046	6.23
Loans: (3)
Commercial	8,659,088	484,979	7.47	8,515,148	444,422	6.96
Real estate mortgage	2,159,738	70,489	4.35	2,008,852	60,354	4.01
Installment	825,060	49,406	7.98	833,133	44,492	7.12
Tax-Exempt (2)	921,286	31,952	4.62	885,256	30,072	4.53
Total Loans	12,592,907	638,068	6.76	12,264,787	580,386	6.31
Total Earning Assets	17,042,540	730,902	5.72%	16,913,965	674,986	5.32%
Total Non-Earning Assets	1,331,830			1,201,539
Total Assets	$18,374,370			$18,115,504
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,487,106	$120,935	2.94%	$5,412,482	$97,016	2.39%
Money market deposits	3,018,526	80,563	3.56	2,812,891	55,868	2.65
Savings deposits	1,497,620	11,485	1.02	1,730,110	10,693	0.82
Certificates and other time deposits	2,447,684	83,309	4.54	1,821,408	45,860	3.36
Total Interest-Bearing Deposits	12,450,936	296,292	3.17	11,776,891	209,437	2.37
Borrowings	990,022	30,328	4.08	1,144,368	32,122	3.74
Total Interest-Bearing Liabilities	13,440,958	326,620	3.24	12,921,259	241,559	2.49
Noninterest-bearing deposits	2,375,120			2,850,557
Other liabilities	325,873			217,683
Total Liabilities	16,141,951			15,989,499
Stockholders' Equity	2,232,419			2,126,005
Total Liabilities and Stockholders' Equity	$18,374,370	326,620		$18,115,504	241,559
Net Interest Income (FTE)		$404,282			$433,427
Net Interest Spread (FTE) (4)			2.48%			2.83%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.72%			5.32%
Interest Expense / Average Earning Assets			2.56%			1.90%
Net Interest Margin (FTE) (5)			3.16%			3.42%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2024 and 2023. These totals equal $17,538 and $18,090 for the nine months ended September 30, 2024 and 2023, respectively.

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

NONINTEREST INCOME

Noninterest income totaled $24.9 million for the three months ended September 30, 2024, a $3.0 million, or 10.7 percent, decrease compared to the three months ended September 30, 2023. The decrease was primarily driven by $9.1 million in losses on sales of available for sale securities associated with repositioning of the bond portfolio. The decrease of noninterest income was partially offset by a $1.2 million increase in gains and fees on sales of loans, a $1.1 million increase in fiduciary and wealth management fees and a $1.0 million increase in gains on cash surrender value of life insurance.

During the nine months September 30, 2024, noninterest income totaled $82.8 million, a $3.7 million, or 4.6 percent, increase when compared to the same period in 2023. The increase was primarily driven by a $3.6 million increase in net gains and fees on sales of loans, a $2.9 million increase in fiduciary and wealth management fees and a $1.3 million increase in service charge on deposit accounts, when compared to the same period in 2023. These increases were partially offset by an increase of $4.6 million in net losses realized on sales of available for sale securities from $4.6 million in the nine months ended September 30, 2023 compared to $9.2 million in the nine months ended September 30, 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense totaled $94.6 million for the three months ended September 30, 2024, a $0.8 million, or 0.8 percent, increase from the third quarter of 2023. The increase was primarily due to an increase of $1.3 million in equipment expenses primarily related to an increase in software expenses and a $0.7 million increase in FDIC assessments. Partially offsetting this increase was a decrease of $0.8 million in professional and other outside services expenses during the three months ended September 30, 2024 compared to the same period in 2023.

During the nine months ended September 30, 2024, noninterest expense totaled $283.0 million, a $2.8 million, or 1.0 percent, increase when compared to the same period in 2023. FDIC assessments increased $4.2 million, primarily due to a $1.1 million special assessment recorded in 2024, coupled with a one-time credit of $2.0 million recorded in the first quarter of 2023. Additionally, outside data processing expenses and equipment expenses both increased $1.8 million, respectively, in the nine months ended September 30, 2024 compared to the same period in 2023 due to the Corporation's continued investment in customer-facing digital solutions. Partially offsetting the increase in noninterest expenses were decreases in salary and employee benefit expenses of expense of $1.1 million and $0.9 million, respectively. Additionally, professional and outside services decreased $1.4 million and intangible asset amortization decreased $1.1 million.

INCOME TAXES

Income tax expense for the three months ended September 30, 2024 was $7.2 million on pre-tax net income of $56.3 million.  For the same period in 2023, income tax expense was $9.0 million on pre-tax income of $65.4 million. The effective income tax rates for the third quarter of 2024 and 2023 were 12.7 percent and 13.8 percent, respectively.

Income tax expense for the nine months ended September 30, 2024 was $18.1 million on pre-tax net income of $155.1 million. For the same period in 2023, income tax expense was $31.0 million on pre-tax net income of $212.3 million. The effective income tax rates for the nine months ended September 30, 2024 and 2023 were 11.6 percent and 14.6 percent, respectively.

The lower effective income tax rate for the three and nine months ended September 30, 2024 when compared to the same periods in 2023 was primarily a result of tax-exempt interest income being a larger portion of pre-tax income in 2024.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 11. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024 and 2023, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) and $140.64 per share, respectively, equal to $468,000 and $1,406,000, respectively. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during the three months ended September 30, 2024. The Corporation repurchased 1.5 million shares of its common stock pursuant to the repurchase program during the nine months ended September 30, 2024. As of September 30, 2024, the Corporation had approximately 1.2 million shares at an aggregate value of $24.6 million available to repurchase under the program.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. For the three months ended September 30, 2024, the Corporation recorded a $25,000 reduction in excise tax as shares issued in the quarter resulted in a reduction of the excise tax recorded in prior periods. During the nine months ended September 30, 2024, the Corporation recorded excise tax of $457,000 related to its share repurchases, net of share issuances, during the period, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2024, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of September 30, 2024 and December 31, 2023 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$1,994,480	13.18%	$1,588,927	10.50%	N/A	N/A
First Merchants Bank	1,917,113	12.66	1,590,300	10.50	$1,514,571	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,726,909	11.41%	$1,286,274	8.50%	N/A	N/A
First Merchants Bank	1,727,585	11.41	1,287,386	8.50	$1,211,657	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,701,909	11.25%	$1,059,285	7.00%	N/A	N/A
First Merchants Bank	1,727,585	11.41	1,060,200	7.00	$984,471	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,726,909	9.79%	$705,337	4.00%	N/A	N/A
First Merchants Bank	1,727,585	9.70	712,491	4.00	$890,613	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,021,124	13.67%	$1,552,685	10.50%	N/A	N/A
First Merchants Bank	1,931,810	13.06	1,553,600	10.50	$1,479,619	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,703,626	11.52%	$1,256,935	8.50%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,257,676	8.50	$1,183,695	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,626	11.35%	$1,035,123	7.00%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,035,733	7.00	$961,752	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,703,626	9.64%	$707,091	4.00%	N/A	N/A
First Merchants Bank	1,746,299	9.89	706,331	4.00	$882,913	5.00%

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70.0 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65.0 million. As of December 31, 2023 the Corporation began the five year phase-out (at a rate of 20 percent per year) as defined in the Basel III capital rules, which resulted in a reduction of $13.0 million in tier 2 capital. The Corporation exercised its right to redeem $40 million of the subordinated debt on the scheduled interest payment date during the first quarter of 2024 and redeemed the remaining $25.0 million during the second quarter of 2024. As of September 30, 2024, the Corporation's remaining subordinated debentures of $78.2 million were classified as tier 2 capital and were not subject to the five year phase-out.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,302,373	$2,304,479	$2,247,713	$2,291,788
Adjust for Accumulated Other Comprehensive Loss (1)	151,825	149,958	175,970	174,103
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(726,907)	(726,459)	(731,315)	(730,867)
Add: Modified CECL Transition Amount	—	—	11,514	11,514
Less: Disallowed Deferred Tax Assets	(257)	(268)	(131)	(114)
Total Tier 1 Capital (Regulatory)	1,726,909	1,727,585	1,703,626	1,746,299
Qualifying Subordinated Debentures	78,205	—	132,174	—
Allowance for Loan Losses Includible in Tier 2 Capital	189,366	189,528	185,324	185,511
Total Risk-Based Capital (Regulatory)	$1,994,480	$1,917,113	$2,021,124	$1,931,810

Net Risk-Weighted Assets (Regulatory)	$15,132,640	$15,145,713	$14,787,474	$14,796,189
Average Assets (Regulatory)	$17,633,416	$17,812,268	$17,677,268	$17,658,269

Total Risk-Based Capital Ratio (Regulatory)	13.18%	12.66%	13.67%	13.06%
Tier 1 Capital to Risk-Weighted Assets	11.41%	11.41%	11.52%	11.80%
Tier 1 Capital to Average Assets	9.79%	9.70%	9.64%	9.89%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,726,909	$1,727,585	$1,703,626	$1,746,299
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,701,909	$1,727,585	$1,678,626	$1,746,299

Net Risk-Weighted Assets (Regulatory)	$15,132,640	$15,145,713	$14,787,474	$14,796,189
CET1 Capital Ratio (Regulatory)	11.25%	11.41%	11.35%	11.80%

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.76 percent at September 30, 2024, and 8.40 percent at December 31, 2023. At September 30, 2024 and December 31, 2023, the Corporation had net unrealized losses associated with its investment securities available for sale of $189.2 million and $219.7 million, respectively. The unrealized losses are due to interest rate changes and not due to credit quality.

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but retain the effect of accumulated other comprehensive losses in shareholder's equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at September 30, 2024 and December 31, 2023.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at September 30, 2024 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$752,514	$2,920,569	$368,134	$4,041,217
Agricultural land, production and other loans to farmers	69,048	37,370	132,325	238,743
Real estate loans:
Construction	367,042	295,348	152,314	814,704
Commercial real estate, non-owner occupied	366,422	1,047,286	837,643	2,251,351
Commercial real estate, owner occupied	135,795	584,809	432,147	1,152,751
Residential	23,018	155,242	2,188,683	2,366,943
Home Equity	27,588	22,444	591,156	641,188
Individuals' loans for household and other personal expenditures	19,211	92,037	47,232	158,480
Public finance and other commercial loans	4,143	55,303	921,985	981,431
Total	$1,764,781	$5,210,408	$5,671,619	$12,646,808

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$39,173	$418,597	$148,701	$606,471
Agricultural land, production and other loans to farmers	1,772	27,657	9,489	38,918
Real estate loans:
Construction	16,559	15,881	121,421	153,861
Commercial real estate, non-owner occupied	121,372	422,103	122,068	665,543
Commercial real estate, owner occupied	86,222	341,676	114,346	542,244
Residential	15,286	115,683	903,245	1,034,214
Home Equity	8,841	7,466	11,684	27,991
Individuals' loans for household and other personal expenditures	7,004	70,267	18,214	95,485
Public finance and other commercial loans	3,620	30,776	892,670	927,066
Total loans with fixed interest rates	$299,849	$1,450,106	$2,341,838	$4,091,793

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$713,341	$2,501,972	$219,433	$3,434,746
Agricultural land, production and other loans to farmers	67,276	9,713	122,836	199,825
Real estate loans:
Construction	350,483	279,467	30,893	660,843
Commercial real estate, non-owner occupied	245,050	625,183	715,575	1,585,808
Commercial real estate, owner occupied	49,573	243,133	317,801	610,507
Residential	7,732	39,559	1,285,438	1,332,729
Home Equity	18,747	14,978	579,472	613,197
Individuals' loans for household and other personal expenditures	12,207	21,770	29,018	62,995
Public finance and other commercial loans	523	24,527	29,315	54,365
Total loans with variable interest rates	$1,464,932	$3,760,302	$3,329,781	$8,555,015

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

At September 30, 2024, non-accrual loans totaled $59.1 million, an increase of $5.5 million from December 31, 2023, primarily due to a $11.4 million increase in non-accrual balances in commercial real estate, non-owner occupied. The increase was offset by a decline in non-accrual balances within the residential loan portfolio of $6.2 million.

At September 30, 2024, loans 90-days or more delinquent and still accruing totaled $14.1 million, an increase of $13.9 million from December 31, 2023. The increase was driven primarily by one relationship totaling $13.0 million that was renewed subsequent to September 30, 2024 and is current.

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

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Nonperforming Assets:
Non-accrual loans	$59,088	$53,580
OREO and Repossessions	5,247	4,831
Nonperforming assets (NPA)	64,335	58,411
Loans 90-days or more delinquent and still accruing	14,105	172
NPAs and loans 90-days or more delinquent	$78,440	$58,583

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$9,542	$9,136
Agricultural land, production and other loans to farmers	81	58
Real estate loans:
Construction	—	520
Commercial real estate, non-owner occupied	40,992	16,652
Commercial real estate, owner occupied	3,237	3,041
Residential	19,598	25,178
Home equity	4,945	3,945
Individuals' loans for household and other personal expenditures	45	19
Public finance and other commercial loans	—	34
Nonperforming assets and loans 90-days or more delinquent:	$78,440	$58,583

Provision and Allowance for Credit Losses on Loans

The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. Additional details of the Corporation's CECL methodology and allowance calculation are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan balances, excluding loans held for sale, increased $160.8 million from December 31, 2023 to $12.6 billion at September 30, 2024. At September 30, 2024, the ACL -loans totaled $187.8 million, which represents a decrease of $17.1 million from December 31, 2023. As a percentage of loans, the ACL - loans was 1.48 percent and 1.64 percent at September 30, 2024 and December 31, 2023, respectively.

Net charge-offs totaling $6.7 million and $48.6 million were recognized for the three and nine months ended September 30, 2024, respectively, and provision for credit losses of $5.0 million and $31.5 million, respectively, were recorded for the same periods in 2024. Net charge-offs totaling $20.4 million and $22.5 million were recognized for the three and nine months ended September 30, 2023, respectively, with $2.0 million in provision for credit losses recorded in the same periods in 2023. The increase in net charge-offs for the nine months ended September 30, 2024, is primarily related to two commercial and industrial relationships that accounted for $41.6 million of charge-offs. One borrower experienced a sudden change in revenue from the cancellation and inability to renegotiate their contracts with the U.S. Government. This negatively impacted the value of the borrower's business and resulted in their inability to repay principal and interest. The second borrower provided notification of its plans to cease operations. The Corporation does not believe these charge-offs are indicative of the portfolio as a whole.

The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2024 and 2023 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Net charge-offs (recoveries):
Commercial and industrial loans	$5,870	$19,654	$46,794	$19,937
Real estate loans:
Commercial real estate, non-owner occupied	—	—	192	(44)
Commercial real estate, owner occupied	(18)	—	(73)	(8)
Residential	600	(14)	1,095	67
Home equity	(222)	437	(346)	1,749
Individuals' loans for household and other personal expenditures	479	288	944	794
Total net charge-offs (recoveries)	$6,709	$20,365	$48,606	$22,495

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.6 billion at September 30, 2024, a decrease of $73.6 million, or 4.5 percent, from December 31, 2023.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $15.1 million at September 30, 2024. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as a funding source. At September 30, 2024, total borrowings from the FHLB were $832.6 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at September 30, 2024 was $762.6 million and $1.1 billion, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation's material cash requirements from known contractual and other obligations at September 30, 2024:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$11,980,746	$—	$11,980,746
Certificates and other time deposits	2,108,640	275,714	2,384,354
Securities sold under repurchase agreements	124,894	—	124,894
Federal Home Loan Bank advances	105,000	727,629	832,629
Federal Funds Purchased	30,000	—	30,000
Subordinated debentures and other borrowings	1,335	92,227	93,562
Total	$14,350,615	$1,095,570	$15,446,185

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

Summarized credit-related financial instruments at September 30, 2024 are as follows:

(Dollars in Thousands)	September 30, 2024
Amounts of commitments:
Loan commitments to extend credit	$5,493,144
Standby and commercial letters of credit	66,043
$5,559,187

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2024, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 and 100 basis points and falling 200 and 100 basis points scenarios below, as of September 30, 2024 and December 31, 2023, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 and 100 basis points and falling 200 and 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2024 and December 31, 2023. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2024	December 31, 2023
Rising 200 basis points from base case	4.4%	4.0%
Rising 100 basis points from base case	3.3%	2.1%
Falling 100 basis points from base case	(1.7)%	(5.0)%
Falling 200 basis points from base case	(3.5)%	(7.8)%

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July, 2024	—	$—	—	1,205,333
August, 2024	21,685	$35.84	—	1,205,333
September, 2024	438	$38.41	—	1,205,333
Total	22,123		—

(1) During the three months ended September 30, 2024, there were no shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The share repurchases in August and September 2024 represent shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended September 30, 2024, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

4.11	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (Incorporated by reference to Exhibit 4.2 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

October 31, 2024	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

October 31, 2024	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)