Form 10-K
period 2024-12-31
FIRST MERCHANTS CORP
filed 2025-02-24
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value (not necessarily a reliable indication of the price at which more than a limited number of shares would trade) of the voting stock held by non-affiliates of the registrant was $1,932,340,000 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024).

As of February 19, 2025 there were 58,535,244 outstanding common shares, without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 16, 2025

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

PART I: ITEM 1. BUSINESS

PART I
ITEM 1. BUSINESS.

GENERAL

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 110 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

Through the Bank, the Corporation offers a broad range of commercial and consumer banking services to meet the diverse needs of our customers. Our commercial banking team offers a full spectrum of debt capital, treasury management services and depository products. The consumer banking group offers a variety of consumer deposit and lending products. The mortgage banking team offers consumer mortgage solutions to assist with the purchase, refinance, construction or renovation of residential properties. Private Wealth Advisors offers personal wealth management services with expertise in investment management, private banking, fiduciary estate and financial planning.

All inter-company transactions are eliminated during the preparation of consolidated financial statements.

As of December 31, 2024, the Corporation had consolidated assets of $18.3 billion, consolidated deposits of $14.5 billion and stockholders’ equity of $2.3 billion.

HUMAN CAPITAL

As of December 31, 2024, the Corporation and its subsidiaries had 2,120 full-time equivalent employees. Our stated mission to be the most attentive, knowledgeable, and high performing bank requires a dedicated and talented team of colleagues to succeed. Our employees prepare, every day, to deliver a customer and colleague experience that grows the Corporation. We seek to attract, retain and develop a team of committed colleagues who are capable of delivering a whole-bank delivery approach.

Best Places to Work / Employer of Choice: The Bank will continue to participate in the Best Places to Work surveys in the three states we operate. We constantly strive to be an employer of choice. Onboarding, training, talent assessment and development, career conversations, development planning and a culture of pride in high performance help us achieve employer of choice status. We have identified three core ways in which we will succeed - Authentic, Driven and Collaborative.

Employee Engagement: Our biennial Employee Engagement Survey is conducted by a third-party vendor for confidentiality and anonymity and for increased candid feedback. Results show consistently strong employee engagement with 65 percent of our employees considered to be “highly engaged.” Our response rates are high (85 percent) with the survey results providing valuable feedback that helps managers promote work satisfaction and high contribution. The Corporation performed an in-depth investigation and review of its attrition metrics and developed a strategy to positively impact its retention statistics, including a focus on engagement, culture and compensation. We offer specific and concerted effort in supporting our managers who score under 70 percent engagement.

Education Assistance: First Merchants offers an education assistance program that supports full- and part-time colleagues as they seek degree programs that will help them advance their careers. In 2024, over 50 employees participated in this program.

Corporate Training: Leveraging a blend of custom designed / internally built training programs and external development resources, First Merchants employees are trained and prepared to perform confidently. Role-based training focuses on topics such as privacy, fair banking and many other industry specific topics and regulations. Our training completion rates are very high related to required development (99.7 percent completion for required courses) and our Learning Management System (LMS) archives all development in the Corporation.

Employee Resource Groups: The Corporation has several employee resource groups (“ERGs”), including First Women Connections, People of Color, Pride, Emerging Professionals, Veterans ERG and an InterFaith ERG. All employee resource groups are open to all employees of the Corporation. Additionally, we have created an Employee Community Call, which hosts monthly Zoom/TEAMS calls that are attended by over 150 employees.

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

COMPETITION

The Bank is located in Indiana, Ohio, and Michigan counties where other financial services companies provide similar banking services. The Bank faces substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which the Bank operates, though the Bank also competes with smaller community banks that seek to offer similar service levels. The Bank also faces competition from many other types of institutions, including, without limitation savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

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

Bank Holding Company Regulation

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve (“Federal Reserve”) under the BHC Act, as amended. Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to the Bank. Thus, it is the policy of the Federal Reserve that a bank holding company should stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. Additionally, under the FDICIA, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

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

Basel III permits banks with less than $15 billion in assets to continue to treat trust preferred securities as tier 1 capital. This treatment is permanently grandfathered as tier 1 capital even if the Corporation should ever exceed $15 billion in assets due to organic growth but not following certain mergers or acquisitions. As a result, while the Corporation’s total assets exceeded $15 billion as of December 31, 2021, the Corporation had continued to treat its trust preferred securities as tier 1 capital as of such date. However, under certain amendments to the “transition rules” of Basel III, if a bank holding company that held less than $15 billion of assets as of December 31, 2009 (which would include the Corporation) acquires a bank holding company with under $15 billion in assets at the time of acquisition (which would include Level One Bancorp, Inc. (“Level One”), which the Corporation acquired on April 1, 2022), and the resulting organization has total consolidated assets of $15 billion or more as reported on the resulting organization’s call report for the period in which the transaction occurred, the resulting organization must begin reflecting its trust preferred securities as tier 2 capital at such time. As a result, effective with the April 1, 2022 consummation of the Level One merger, the Corporation began reflecting all of its trust preferred securities as tier 2 capital.

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

The following are the Corporation’s regulatory capital ratios as of December 31, 2024:

	Corporation	Basel III Minimum Capital Required (1)
Total risk-based capital to risk-weighted assets	13.31%	10.50%
Tier 1 capital to risk-weighted assets	11.59%	8.50%
Common equity tier 1 capital to risk-weighted assets	11.43%	7.00%
Tier 1 capital to average assets	9.96%	4.00%

(1) The Basel III Minimum Capital Required are inclusive of the 2.5 percent capital conservation buffer where applicable.

As of December 31, 2024, the Corporation was “well capitalized” based on the required Basel III Minimum Capital ratios described above.

Impact of CECL Implementation on Regulatory Capital

As discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the FASB issued the “current expected credit losses” (“CECL”) accounting standard in 2016 to address concerns relating to the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the CECL model. While the original implementation date of the CECL model was January 1, 2020, the CARES Act and a related joint statement of federal banking regulators provided financial institutions with optional temporary relief from having to comply with implementation of the CECL standard. This temporary relief was set to expire on December 31, 2020. However, the 2021 Consolidated Appropriations Act (the “2021 CAA”), which was signed into law on December 27, 2020, amended the CARES Act by extending the temporary relief from CECL compliance to, effectively, January 1, 2022. The Corporation elected to delay implementation of CECL following the approval of the CARES Act and, with the enactment of the 2021 CAA, the Corporation elected to adopt CECL on January 1, 2021. As a result, the Corporation has utilized the CECL standard for 2024, 2023, 2022, and 2021.

As part of a March 27, 2020, joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the 2021 CAA provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption was fully reflected in regulatory capital on January 1, 2024.

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

The Consumer Financial Protection Bureau (“CFPB”), an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. As the quarter ended December 31, 2019, was the fourth consecutive quarter that the Bank reported assets exceeding $10 billion, effective as of the beginning of the second quarter of 2020, the Bank and its affiliates became subject to CFPB supervisory and enforcement authority. See “- Dodd-Frank Wall Street Reform and Consumer Protection Act” and “- Consumer Financial Protection” below for additional information.

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

•    a minimum CET1 risk-based capital ratio of at least 6.5 percent;
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

As of December 31, 2024, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

Volcker Rule

The Volcker Rule, which was adopted under the Dodd-Frank Act, places certain limitations on the trading activity of insured depository institutions and their affiliates subject to certain exceptions. The restricted trading activity includes purchasing or selling certain types of securities or instruments in order to benefit from short-term price movements or to realize short-term profits. Exceptions to the Volcker Rule include trading in certain U.S. Government or other municipal securities and trading conducted (i) in certain capacities as a broker or other agent, or as a fiduciary on behalf of customers, (ii) to satisfy a debt previously contracted, (iii) pursuant to repurchase and securities lending agreements, and (iv) in risk-mitigating hedging activities. The Volcker Rule also prohibited banking institutions from having an ownership interest in a hedge fund or private equity fund. In June 2020, the federal bank regulatory agencies finalized amendments to the Volcker Rule’s restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles.

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

PART I: ITEM 1. BUSINESS

Deposit Insurance

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, the Bank is subject to deposit insurance premiums and assessments to maintain the Deposit Insurance Fund. The Bank’s deposit insurance premium assessment rate depends on the asset and supervisory categories to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the Deposit Insurance Fund and to impose special additional assessments. Additionally, the Bank’s Indiana public funds (state of Indiana and its political subdivisions) are insured by the Public Deposit Insurance Fund (“PDIF”). The PDIF provides insurance to those Indiana public funds deposited in approved financial institutions which exceed the limits of coverage provided by any federal deposit insurance.

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

Dividend Limitations

The Corporation’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2024, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $283.4 million.

Brokered Deposits

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors. The Corporation and the Bank were well capitalized as of December 31, 2024.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2024			2023			2022
Assets:
Interest-bearing deposits	$418,163	$16,992	4.06%	$431,581	$17,719	4.11%	$296,863	$2,503	0.84%
Federal Home Loan Bank stock	41,736	3,527	8.45	41,319	3,052	7.39	35,580	1,176	3.31
Investment securities: (1)
Taxable	1,759,578	36,086	2.05	1,854,438	35,207	1.90	2,056,586	38,354	1.86
Tax-exempt (2)	2,200,466	67,705	3.08	2,366,475	73,566	3.11	2,653,611	85,292	3.21
Total Investment Securities	3,960,044	103,791	2.62	4,220,913	108,773	2.58	4,710,197	123,646	2.63
Loans held for sale	29,650	1,792	6.04	21,766	1,292	5.94	14,715	692	4.70
Loans: (3)
Commercial	8,687,638	641,393	7.38	8,519,706	603,611	7.08	7,877,271	380,621	4.83
Real estate mortgage	2,158,743	94,890	4.40	2,035,488	82,183	4.04	1,471,802	51,853	3.52
HELOC and installment	830,079	65,577	7.90	830,006	60,751	7.32	785,520	37,302	4.75
Tax-exempt (2)	928,214	43,370	4.67	891,008	40,448	4.54	793,743	31,803	4.01
Total Loans	12,634,324	847,022	6.70	12,297,974	788,285	6.41	10,943,051	502,271	4.59
Total Earning Assets	17,054,267	971,332	5.69%	16,991,787	917,829	5.40%	15,985,691	629,596	3.94%
Total Non-earning Assets	1,346,228			1,194,720			1,234,311
Total Assets	$18,400,495			$18,186,507			$17,220,002
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,506,492	$157,984	2.87%	$5,435,733	$138,012	2.54%	$5,206,131	$32,511	0.62%
Money market deposits	3,061,461	106,026	3.46	2,884,271	83,777	2.90	2,915,397	19,170	0.66
Savings deposits	1,463,707	14,587	1.00	1,694,230	14,606	0.86	1,927,122	5,019	0.26
Certificates and other time deposits	2,413,900	107,530	4.45	1,923,268	69,697	3.62	881,176	6,239	0.71
Total Interest-bearing Deposits	12,445,560	386,127	3.10	11,937,502	306,092	2.56	10,929,826	62,939	0.58
Borrowings	1,005,017	40,765	4.06	1,111,472	42,394	3.81	888,392	21,864	2.46
Total Interest-bearing Liabilities	13,450,577	426,892	3.17	13,048,974	348,486	2.67	11,818,218	84,803	0.72
Noninterest-bearing deposits	2,371,004			2,783,996			3,268,417
Other liabilities	326,423			226,275			160,922
Total Liabilities	16,148,004			16,059,245			15,247,557
Stockholders' Equity	2,252,491			2,127,262			1,972,445
Total Liabilities and Stockholders' Equity	$18,400,495	426,892		$18,186,507	348,486		$17,220,002	84,803
Net Interest Income (FTE)		$544,440			$569,343			$544,793
Net Interest Spread (FTE) (4)			2.52%			2.73%			3.22%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.69%			5.40%			3.94%
Interest Expense / Average Earning Assets			2.50%			2.05%			0.53%
Net Interest Margin (FTE) (5)			3.19%			3.35%			3.41%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2024, 2023 and 2022. These totals equal $23.3 million, $23.9 million and $24.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

	2024 Compared to 2023 Increase (Decrease) Due To			2023 Compared to 2022 Increase (Decrease) Due To			2022 Compared to 2021 Increase (Decrease) Due To
(Dollars in Thousands, Fully Taxable Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$(547)	$(180)	$(727)	$1,597	$13,619	$15,216	$(383)	$2,252	$1,869
Federal Home Loan Bank stock	31	444	475	217	1,659	1,876	166	413	579
Investment securities	(6,812)	1,830	(4,982)	(12,644)	(2,229)	(14,873)	22,353	1,303	23,656
Loans held for sale	476	24	500	388	212	600	(193)	138	(55)
Loans	21,413	36,824	58,237	67,684	217,730	285,414	76,919	59,411	136,330
Totals	14,561	38,942	53,503	57,242	230,991	288,233	98,862	63,517	162,379
Interest Expense:
Interest-bearing deposit accounts	1,818	18,154	19,972	1,496	104,005	105,501	1,440	16,559	17,999
Money market deposit accounts	5,386	16,863	22,249	(207)	64,814	64,607	941	15,026	15,967
Savings deposits	(2,132)	2,113	(19)	(676)	10,263	9,587	202	2,931	3,133
Certificates and other time deposits	19,927	17,906	37,833	14,157	49,301	63,458	508	2,013	2,521
Borrowings	(4,215)	2,586	(1,629)	6,437	14,093	20,530	5,649	3,582	9,231
Totals	20,784	57,622	78,406	21,207	242,476	263,683	8,740	40,111	48,851
Change in net interest income (fully taxable equivalent basis)	$(6,223)	$(18,680)	(24,903)	$36,035	$(11,485)	24,550	$90,122	$23,406	113,528
Tax equivalent adjustment using marginal rate of 21% for 2024, 2023 and 2022			617			647			(4,005)
Change in net interest income			$(24,286)			$25,197			$109,523

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$95,462	$—	$16,081	$79,381
State and municipal	996,541	19	133,386	863,174
U.S. Government-sponsored mortgage-backed securities	519,943	403	88,724	431,622
Corporate obligations	12,960	—	662	12,298
Total available for sale	$1,624,906	$422	$238,853	$1,386,475

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$111,521	$—	$16,214	$95,307
State and municipal	1,181,029	364	116,222	1,065,171
U.S. Government-sponsored mortgage-backed securities	541,343	462	86,990	454,815
Corporate obligations	12,947	—	1,128	11,819
Total available for sale	$1,846,840	$826	$220,554	$1,627,112

PART I: ITEM 1. BUSINESS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2022
US Treasury	$2,501	$—	$42	$2,459
U.S. Government-sponsored agency securities	119,154	—	17,192	101,962
State and municipal	1,530,048	438	178,726	1,351,760
U.S. Government-sponsored mortgage-backed securities	608,630	1	100,358	508,273
Corporate obligations	13,014	—	807	12,207
Total available for sale	$2,273,347	$439	$297,125	$1,976,661

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity at the dates indicated.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$345,531	$—	$345,531	$—	$63,112	$282,419
State and municipal	1,085,921	245	1,085,676	299	185,784	900,436
U.S. Government-sponsored mortgage-backed securities	641,513	—	641,513	—	102,343	539,170
Foreign investment	1,500	—	1,500	—	5	1,495
Total held to maturity	$2,074,465	$245	$2,074,220	$299	$351,244	$1,723,520

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$64,159	$309,843
State and municipal	1,099,201	245	1,098,956	1,625	152,113	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	99,448	610,346
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,184,497	$245	$2,184,252	$1,625	$315,748	$1,870,374

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2022
U.S. Government-sponsored agency securities	$392,246	$—	$392,246	$—	$69,147	$323,099
State and municipal	1,117,552	245	1,117,307	647	197,064	921,135
U.S. Government-sponsored mortgage-backed securities	776,074	—	776,074	—	113,915	662,159
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,287,372	$245	$2,287,127	$647	$380,154	$1,907,865

In determining the allowance for credit losses on investment securities available for sale that are in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the income statement. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive loss. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

PART I: ITEM 1. BUSINESS

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and U.S. Government-sponsored mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation’s portfolio have been insignificant. Furthermore, as of December 31, 2024, there were no past due principal and interest payments associated with these securities. The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of December 31, 2024 and December 31, 2023 based on application of the long-term historical credit rate, as published by Moody’s, for similarly rated securities.

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2024		2023		2022
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$41,691	8.5%	$41,769	7.3%	$38,525	3.1%
Total	$41,691	8.5%	$41,769	7.3%	$38,525	3.1%

The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment securities portfolio at December 31, 2024, 2023 or 2022 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation’s stockholders’ equity at those dates. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and average yields for the securities portfolio at December 31, 2024 were:

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities available for sale December 31, 2024
State and municipal	$1,795	2.8%	$7,026	2.7%	$144,031	3.2%
Corporate obligations	—	—%	4,831	8.1%	7,436	4.5%
	$1,795	2.8%	$11,857	4.9%	$151,467	3.2%

	Due After Ten Years		U.S. Government- sponsored mortgage-backed securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$79,381	2.3%	$—	—%	$79,381	2.3%
State and municipal	710,322	3.1%	—	—%	863,174	3.1%
U.S. Government-sponsored mortgage-backed securities	—	—%	431,622	2.8%	431,622	2.8%
Corporate obligations	31	—%	—	—%	12,298	5.9%
	$789,734	3.0%	$431,622	2.8%	$1,386,475	3.0%

PART I: ITEM 1. BUSINESS

	Within 1 Year		1-5 Years		5-10 Years
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$—	—%	$60,590	1.0%	$29,702	1.3%
State and municipal	3,768	4.0%	63,414	4.2%	144,831	3.2%
Foreign investment	1,500	3.5%	—	—%	—	—%
	$5,268	3.9%	$124,004	2.6%	$174,533	2.8%

	Due After Ten Years		U.S. Government- sponsored mortgage-backed securities		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government-sponsored agency securities	$255,239	1.5%	$—	—%	$345,531	1.4%
State and municipal	873,908	3.0%	—	—%	1,085,921	3.1%
U.S. Government-sponsored mortgage-backed securities	—	—%	641,513	2.6%	641,513	2.6%
Foreign investment	—	—%	—	—%	1,500	—%
	$1,129,147	2.6%	$641,513	2.6%	$2,074,465	2.6%
(1) Interest yields are presented on a fully taxable equivalent basis using a 21 percent tax rate.

LOAN PORTFOLIO

Loans are generated from customers primarily in Indiana, Illinois, Ohio, and Michigan and are typically secured by specific items of collateral, including real property, consumer assets, and business assets. The following table shows the composition of the Corporation’s loan portfolio by collateral classification, including purchased credit deteriorated loans, for the years indicated:

	2024		2023		2022		2021		2020
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans(1)	$4,114,292	32.0%	$3,670,948	29.4%	$3,437,126	28.6%	$2,714,565	29.4%	$2,776,699	30.0%
Agricultural land, production and other loans to farmers	256,312	2.0	263,414	2.1	241,793	2.0	246,442	2.7	281,884	3.0
Real estate loans:
Construction	792,144	6.2	957,545	7.7	835,582	6.9	523,066	5.7	484,723	5.2
Commercial real estate, non-owner occupied	2,274,016	17.7	2,400,839	19.2	2,407,475	20.1	2,135,459	23.1	2,220,949	24.0
Commercial real estate, owner occupied	1,157,944	9.0	1,162,083	9.3	1,246,528	10.4	986,720	10.7	958,501	10.4
Residential	2,374,729	18.5	2,288,921	18.4	2,096,655	17.5	1,159,127	12.5	1,234,741	13.4
Home equity	659,811	5.1	617,571	4.9	630,632	5.3	523,754	5.7	508,259	5.5
Individuals' loans for household and other personal expenditures	166,028	1.3	168,388	1.3	175,211	1.4	146,092	1.5	129,479	1.5
Public finance and other commercial loans	1,059,083	8.2	956,318	7.7	932,892	7.8	806,636	8.7	647,939	7.0
Loans	12,854,359	100.0%	12,486,027	100.0%	12,003,894	100.0%	9,241,861	100.0%	9,243,174	100.0%
Allowance for loan/credit losses	(192,757)		(204,934)		(223,277)		(195,397)		(130,648)
Net Loans	$12,661,602		$12,281,093		$11,780,617		$9,046,464		$9,112,526
(1) Includes PPP loans of $2.7 million in 2023, $4.7 million in 2022, $106.6 million in 2021, and $667.1 million in 2020.

At December 31, 2024, 2023, 2022, 2021, and 2020, the remaining fair value discount on acquired loans was $17.4 million, $23.2 million, $31.3 million, $10.9 million, and $23.0 million, respectively.

PART I: ITEM 1. BUSINESS

LOAN MATURITIES

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at December 31, 2024 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The second table presents the same classifications including only fixed interest rate loans and the third table presents the same classifications including only the variable interest rate loans where the rates fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$816,290	$2,936,588	$361,414	$4,114,292
Agricultural land, production and other loans to farmers	90,830	37,075	128,407	256,312
Real estate loans:
Construction	392,133	256,451	143,560	792,144
Commercial real estate, non-owner occupied	358,100	1,174,758	741,158	2,274,016
Commercial real estate, owner occupied	165,469	553,158	439,317	1,157,944
Residential	25,462	165,404	2,183,863	2,374,729
Home Equity	32,411	21,815	605,585	659,811
Individuals' loans for household and other personal expenditures	18,578	102,290	45,160	166,028
Public finance and other commercial loans	3,381	86,041	969,661	1,059,083
Total	$1,902,654	$5,333,580	$5,618,125	$12,854,359

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$38,076	$456,773	$138,336	$633,185
Agricultural land, production and other loans to farmers	1,691	27,209	7,127	36,027
Real estate loans:
Construction	10,475	10,579	129,838	150,892
Commercial real estate, non-owner occupied	106,840	421,794	117,701	646,335
Commercial real estate, owner occupied	118,985	298,188	106,629	523,802
Residential	15,268	114,578	889,840	1,019,686
Home Equity	13,367	7,567	11,195	32,129
Individuals' loans for household and other personal expenditures	6,104	66,116	17,574	89,794
Public finance and other commercial loans	2,950	62,784	943,091	1,008,825
Total	$313,756	$1,465,588	$2,361,331	$4,140,675

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$778,214	$2,479,815	$223,078	$3,481,107
Agricultural land, production and other loans to farmers	89,139	9,866	121,280	220,285
Real estate loans:
Construction	381,658	245,872	13,722	641,252
Commercial real estate, non-owner occupied	251,260	752,964	623,457	1,627,681
Commercial real estate, owner occupied	46,484	254,970	332,688	634,142
Residential	10,194	50,826	1,294,023	1,355,043
Home Equity	19,044	14,248	594,390	627,682
Individuals' loans for household and other personal expenditures	12,474	36,174	27,586	76,234
Public finance and other commercial loans	431	23,257	26,570	50,258
Total	$1,588,898	$3,867,992	$3,256,794	$8,713,684

NONPERFORMING ASSETS

The table below summarizes nonperforming assets for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2024	2023	2022	2021	2020
Nonperforming assets:
Nonaccrual loans	$73,773	$53,580	$42,324	$43,062	$61,471
Renegotiated loans(1)	—	—	224	329	3,240
Nonperforming loans (NPL)	73,773	53,580	42,548	43,391	64,711
OREO and Repossessions	4,948	4,831	6,431	558	940
Nonperforming assets (NPA)	78,721	58,411	48,979	43,949	65,651
Loans 90-days or more delinquent and still accruing	5,902	172	1,737	963	746
NPAs and loans 90-days or more delinquent	$84,623	$58,583	$50,716	$44,912	$66,397
(1) As a result of the adoption of ASU 2022-02 on January 1, 2023, the renegotiated classification is no longer applicable.

PART I: ITEM 1. BUSINESS

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in the prior year, if any, is charged to the allowance for credit losses (“ACL - Loans”). Payments subsequently received on non-accrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

At December 31, 2024, non-accrual loans totaled $73.8 million, an increase of $20.2 million from December 31, 2023. The increase was primarily due to a $24.1 million increase in non-accrual balances within the construction loan class. The increase was offset by a $3.6 million decrease in non-accrual balances within the residential loan class. At December 31, 2024, 2023, 2022, 2021, and 2020, non-accrual loans include assets acquired of $3.6 million, $5.2 million, $8.2 million, $3.2 million, and $7.9 million, respectively.

Other real estate owned (“OREO”) at December 31, 2024 increased $0.1 million from the December 31, 2023 balance of $4.8 million. At December 31, 2024, 2023, 2022, 2021 and 2020, OREO did not include any acquired assets.

In addition to the nonperforming loans discussed above, management also identified loans totaling $746.1 million and $515.2 million as of December 31, 2024 and 2023, respectively, that were deemed to be risk graded criticized. A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded special mention or worse. Consumer loans are not risk graded. However, for purposes of disclosure, the consumer loans are classified as follows: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard.

See additional information regarding loan credit quality in the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes the credit loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2024	2023	2022	2021	2020
Allowance for credit losses - loans:
Balances, January 1	$204,934	$223,277	$195,397	$130,648	$80,284
Impact of adopting ASC 326	—	—	—	74,055	—
Balances, January 1, 2021 Post-ASC 326 adoption	204,934	223,277	195,397	204,703	80,284
Charge-offs:
Commercial (1)	(50,199)	(23,264)	(1,215)	(5,849)	(8,536)
Commercial real estate (2)	(352)	(116)	(3,017)	(4,533)	(313)
Construction	—	—	—	(6)	—
Consumer	—	—	—	—	(643)
Residential	—	—	—	—	(993)
Consumer & Residential	(3,692)	(4,659)	(2,369)	(1,496)	—
Total Charge-offs	(54,243)	(28,039)	(6,601)	(11,884)	(10,485)
Recoveries:
Commercial (1)	3,153	995	872	724	819
Commercial real estate (2)	236	60	1,096	580	431
Construction	—	—	863	1	—
Consumer	—	—	—	—	260
Residential	—	—	—	—	666
Consumer & Residential	1,477	1,341	1,096	1,273	—
Total Recoveries	4,866	2,396	3,927	2,578	2,176
Net Charge-offs	(49,377)	(25,643)	(2,674)	(9,306)	(8,309)
Provision for credit losses - loans	37,200	7,300	—	—	58,673
CECL Day 1 non-PCD provision for credit losses - loans	—	—	13,955	—	—
CECL Day 1 PCD ACL - loans	—	—	16,599	—	—
Balances, December 31	$192,757	$204,934	$223,277	$195,397	$130,648
Ratio of net charge-offs during the period to average loans outstanding during the period	0.39%	0.21%	0.02%	0.10%	0.09%
(1) Category includes commercial and industrial, agricultural land, production and other loans to farmers, and other commercial loans.
(2) Category includes commercial real estate, non-owner occupied and commercial real estate, owner occupied.

In calculating the ACL - Loans, the loan portfolio was pooled into loan segments with similar credit risk characteristics. The Corporation pooled consumer and residential loans into one segment at adoption of CECL on January 1, 2021, but prior to adoption, consumer and residential loans were classified in separate segments. Additionally, prior to CECL adoption, construction loans were classified within the commercial real estate segment, but after CECL adoption, construction loans were classified as a separate segment. Details of the ACL - Loans and nonperforming loans are discussed within the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

Presented below is an analysis of the composition of the ACL - Loans and percent of loans in each category to total loans, by collateral segment, as of the years indicated.

	2024		2023		2022		2021		2020
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial	$94,757	42.2%	$97,348	39.2%	$102,216	38.4%	$69,935	40.8%	$47,115	37.9%
Commercial real estate	51,099	26.7%	44,048	28.5%	46,839	30.4%	60,665	33.8%	51,070	41.8%
Construction	9,784	6.2%	24,823	7.7%	28,955	7.0%	20,206	5.6%	—	—%
Consumer	—	—%	—	—%	—	—%	—	—%	9,648	1.4%
Residential	—	—%	—	—%	—	—%	—	—%	22,815	18.9%
Consumer & Residential	37,117	24.9%	38,715	24.6%	45,267	24.2%	44,591	19.8%	—	—%
Totals	$192,757	100.0%	$204,934	100.0%	$223,277	100.0%	$195,397	100.0%	$130,648	100.0%

The ACL - Loans decreased $12.2 million during the year ended December 31, 2024. The allowance decreased primarily due to $49.4 million of net charge-offs during the year ended December 31, 2024. In 2024, the Corporation recorded $37.2 million in provision for credit losses - loans, which was offset by a release in reserve of $1.5 million related to the allowance for unfunded commitments, resulting in a net provision expense for the year ended December 31, 2024 of $35.7 million. The increase in net charge-offs was primarily related to two commercial relationships that accounted for $42.7 million of charge-offs. One borrower experienced a sudden change in revenue from the cancellation and inability to renegotiate their contracts with the U.S. Government. This negatively impacted the value of the borrower’s business and resulted in their inability to repay principal and interest. The second borrower provided notification of its plans to cease operations. The Corporation does not believe these charge-offs are indicative of the portfolio as a whole.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions.  At December 31, 2024, one concentration of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) was in excess of 10 percent of total loans. Lessors of Residential Buildings and Dwellings represented 11.62 percent of total loans.

CREDIT LOSS CHARGE-OFF PROCEDURES

The Corporation maintains an allowance to cover estimated credit losses in its loan portfolio. The allowance is increased by the provision for credit losses - loans and decreased by charge-offs less recoveries. All charge-offs are approved by the senior loan officers or loan committees, depending on the amount of the charge-off and are reported to the Risk and Credit Policy Committee of the Board of Directors. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible.

PROVISION FOR CREDIT LOSSES

Credit losses are a cost of doing business in the banking industry. Although management emphasizes the early detection and charge-off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for credit losses - loans is charged to earnings on an anticipatory basis and recognized credit losses, net of recoveries, are deducted from the established allowance. Over time, all net credit losses are charged to earnings. Based on management’s judgment as to the appropriate level of the ACL - Loans, the amount provided in any period may be greater or less than net credit losses for the same period. In any period, the determination of the provision for credit losses - loans is based on management’s continuing review and evaluation of the loan portfolio. The evaluation by management includes consideration of the current forecasted economic conditions, past loan loss experience, changes in the composition of the loan portfolio, reasonable and supportable economic forecasts as well as the current condition and amount of loans outstanding. See additional information in the “PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2024, 2023 and 2022 are presented in the Part I. Item I. Business section titled “DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL” of this Annual Report on Form 10-K.

As of December 31, 2024, certificates of deposit and other time deposits exceeding the FDIC insurance limit of $250,000 mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Uninsured certificates of deposit and other time deposits	$185,060	$60,834	$27,134	$2,373	$275,401
Percent	67%	22%	10%	1%	100%

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

	Years Ended
(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Federal funds purchased	$99,226	$—	$171,560
Securities sold under repurchase agreements (short-term portion)	142,876	157,280	167,413
Federal Home Loan Bank advances (short-term portion)	95,000	60,000	460,097
Subordinated debentures and other borrowings (short-term portion)	$1,157	$1,176	$1,182
Total short-term borrowings	$338,259	$218,456	$800,252

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2024	2023	2022
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	2.3%	—%	3.5%
Securities sold under repurchase agreements (short-term portion)	2.0%	2.3%	1.3%
Federal Home Loan Bank advances (short-term portion)	4.0%	2.8%	2.4%
Subordinated debentures and other borrowings (short-term portion)	1.0%	1.0%	1.0%
Total short-term borrowings	2.6%	2.4%	2.4%
Weighted Average Interest Rate During the Year:
Federal funds purchased	5.4%	5.2%	3.0%
Securities sold under repurchase agreements (short-term portion)	2.2%	2.0%	0.6%
Federal Home Loan Bank advances (short-term portion)	4.0%	3.4%	2.5%
Subordinated debentures and other borrowings (short-term portion)	1.2%	0.8%	0.7%
Total short-term borrowings	3.1%	2.9%	1.8%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$147,229	$188,329	$240,406
Securities sold under repurchase agreements (short-term portion)	194,177	242,194	218,882
Federal Home Loan Bank advances (short-term portion)	180,000	410,000	460,000
Subordinated debentures and other borrowings (short-term portion)	$1,172	$1,182	$1,230
Total short-term borrowings	$522,578	$841,705	$920,518
Average Amount Outstanding During the year:
Federal funds purchased	$8,920	$27,115	$44,041
Securities sold under repurchase agreements (short-term portion)	136,010	171,291	185,082
Federal Home Loan Bank advances (short-term portion)	100,190	208,251	265,822
Subordinated debentures and other borrowings (short-term portion)	$1,166	$1,178	$1,212
Total short-term borrowings	$246,286	$407,835	$496,157

ITEM 1A. RISK FACTORS.

RISK FACTORS

There are a number of factors, including those specified below, that may adversely affect the Corporation’s business, financial results or stock price. Additional risks that the Corporation currently does not know about or currently views as immaterial may also impair the Corporation’s business or adversely impact its financial results or stock price.

Operational Risks

•The Corporation’s business, results of operations and financial condition may be adversely affected by epidemics, pandemics or other infectious disease outbreaks.

An epidemic, a pandemic or any other infectious disease outbreak may result in a widespread health crisis that could adversely affect general commercial activity, the global economy (including the states and local economies in which we operate) and financial markets.

Epidemics, pandemics or other infectious disease outbreaks may result in the Corporation closing certain offices and may require us to limit how customers conduct business through our branch network. If our employees continue or are required to work remotely, the Corporation will be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations. Furthermore, the Corporation’s business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines or other government actions.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

In addition, an epidemic, a pandemic or another infectious disease outbreak could significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment and general economic and financial instability. An economic slow-down in, or a reversal in an economic recovery of, the regions in which we conduct our business could result in declines in loan demand and collateral values. Furthermore, negative impacts on our customers caused by such a health crisis could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic or another infectious disease outbreak may include decreased interest rates, which could adversely impact the Corporation’s interest margins and may lead to decreases in the Corporation’s net interest income.

The extent to which a widespread health crisis may impact the Corporation’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat such epidemics, pandemics or other infectious disease outbreaks, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of a widespread health crisis may heighten many of the other risks described in this “Risk Factors” section. As a result, the negative effects on the Corporation’s business, results of operations and financial condition from epidemics, pandemics or other infectious disease outbreaks could be material.

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

The Corporation adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as amended, on January 1, 2021, which replaced the previous “incurred loss” model for measuring credit losses with an “expected life of loan loss” model described above, referred to as the CECL model. Consistent with rules adopted by federal banking regulators, the Corporation has elected to phase in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption was fully reflected in regulatory capital on January 1, 2024.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

Use of third-party software and services also exposes the Corporation to cybersecurity risk as numerous service providers host critical data or have direct contact with our bank customers. Although the Corporation adheres to industry standard practices in conducting thorough due diligence of vendors and contract management, should a vendor experience a breach, similar to the MOVEit breach in 2023 which impacted a vendor utilized by the Bank, the Bank could still suffer reputational harm, and potentially financial losses. Expanded use of cloud-based technologies and providing our customers more internet-based product offerings to continue to remain competitive will serve to increase these potential risks. The Corporation’s third-party management program helps to mitigate risks posed by reliance on third and fourth parties.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

At December 31, 2024, the Corporation had goodwill of $712.0 million recorded on its consolidated balance sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill. The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

The Corporation’s business activities and earnings are affected by general business conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the state and local economies in which the Corporation operates. The Corporation's offices are primarily located in Indiana, Ohio and Michigan. Worsening economic conditions in our market areas could negatively impact the financial condition, results of operations and stock price of the Corporation. For example, a prolonged economic downturn, increases in unemployment, or other events that affect household and/or corporate incomes could result in deterioration of credit quality, an increase in the allowances for credit losses, or reduced demand for loan or fee-based products and services. Changes in the financial performance and condition of the Corporation’s borrowers could negatively affect repayment of those borrowers’ loans. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet the Corporation’s liquidity needs.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

In response to easing inflation pressures, the Federal Reserve is expected to decrease the target federal funds rate in 2025. If the Federal Reserve were to aggressively lower the target federal funds, those lower rates could pressure our interest rate spread and may adversely affect our results of operations. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of the Bank’s noninterest and interest-bearing accounts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets. However, generally, if the interest rates on the Bank’s interest-bearing liabilities increase at a faster pace than the interest rates on its interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

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

Operational risk is inherent in the Corporation’s activities and can present itself in numerous ways, including internal or external fraud, business disruptions or failures, noncompliance with applicable laws and regulations, cyber breach, or failure of third parties, among other events. The result of these could be reputational harm, financial losses, or litigation and regulatory fines for the Bank. The Corporation operates in a fashion that allows operational risk to be in line with its risk appetite. To govern, monitor and control operational risk, the Corporation maintains an ERM Program, which sets thresholds for risk appetite by key risk areas, such as strategic risk and operational risk. These thresholds are monitored by the Compliance and Internal Audit Departments and key metrics are reported to management and Board committees. The ERM Program includes managing material risks from cybersecurity threats.

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

The Corporation’s Chief Information Security Officer (CISO) is responsible for assessing and managing the Corporation’s risks from cybersecurity threats. The CISO is an active Certified Information Security Systems Professional and has been with the organization for 18 years with over 21 years of experience in technology infrastructure and security.

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

Management has established an Information Security Committee in order to assist executive management and the Board of Directors of the Bank in fulfilling their oversight responsibilities related to information security. The Corporation’s Information Security Committee consists of members with diverse experience, including the Corporation’s leaders from information security, enterprise risk management, legal, bank protection, internal audit and various business units. The Corporation’s information security professionals have a range of varying cybersecurity experience and education, many of whom have substantial experience assessing and managing cybersecurity initiatives and hold certain cybersecurity certificates. The Corporation uses multiple assessors, consultants, auditors and other third parties in the fulfillment of the information security program. These third parties participate in testing and validation processes, as well as the execution of certain program-related controls. The Committee reports its activities, key conclusions and recommendations to the Enterprise Risk Management Committee and the Board’s Risk and Credit Policy Committee of the Board on a quarterly basis. At the Information Security Committee, security-related policies and standards are reviewed and recommended for approval, annual risk assessment results and action plans are noted, annual penetration test reports shared, current security incidents discussed, and relevant cyber risks and trends are presented.

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

The Bank conducts business through numerous facilities owned and leased.  Of the 110 banking offices operated by the Bank, 87 are owned and 23 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any major encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2024 was $129.7 million.

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

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PERFORMANCE GRAPH

The following graph compares the cumulative five year total return to shareholders on First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 Index and the KBW Nasdaq Regional Banking Index. The graph assumes that the value of the investment in the Corporation’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024.

Total Return Performance
200
150
100
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
First Merchants Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

		Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
First Merchants Corporation	$100.00	$93.07	$107.02	$108.22	$101.92	$113.97
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
KBW Nasdaq Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the Nasdaq Global Select Market under the symbol FRME. At the close of business on February 19, 2025, the number of shares outstanding was 58,535,244. There were 3,912 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to our purchases of equity securities during the three months ended December 31, 2024, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October, 2024	88,494	$37.43	88,348	1,116,985
November, 2024	78,858	$36.99	78,553	1,038,432
December, 2024	—	$—	—	1,038,432
Total	167,352		166,901

(1) During the three months ended December 31, 2024, there were 166,901 shares repurchased pursuant to the Corporation’s share repurchase program described in note (2) below. The amounts in October 2024 and November 2024 also include 146 and 305 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation’s restricted stock awards and are not a part of the Corporation’s share repurchase program described in note (2) below.

(2) On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 2,294,568 shares of common stock for a total aggregate investment of $81.6 million.

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

OVERVIEW

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 110 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

Through the Bank, the Corporation offers a broad range of commercial and consumer banking services to meet the diverse needs of our customers. Our commercial banking team offers a full spectrum of debt capital, treasury management services and depository products. The consumer banking group offers a variety of consumer deposit and lending products. The mortgage banking team offers consumer mortgage solutions to assist with the purchase, refinance, construction or renovation of residential properties. Private Wealth Advisors offers personal wealth management services with expertise in investment management, private banking, fiduciary estate and financial planning.

HIGHLIGHTS FOR 2024

•Net income available to common stockholders for the year ended December 31, 2024 was $199.5 million compared to $221.9 million for the year ended 2023, a decrease of 10.1 percent. Earnings per fully diluted common share totaled $3.41 for 2024 compared to $3.73 for 2023, a decrease of 8.6 percent.

•When adjusting for certain non-recurring items, 2024 adjusted net income available to common stockholders was $203.3 million and adjusted diluted earnings per common share totaled $3.47, compared to 2023 adjusted net income available to common stockholders and adjusted diluted earnings per common share of $236.7 million and $3.98, respectively. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Strong capital position with Common Equity Tier 1 Capital Ratio of 11.43 percent and Tangible Common Equity to Tangible Assets Ratio of 8.81 percent.

•Net interest margin was 3.19 percent during the year ended December 31, 2024 compared to 3.35 percent during the year ended December 31, 2023.

•Total loans grew $368.1 million, or 2.9 percent, during the year ended December 31, 2024.

•Total deposits decreased $299.8 million, or 2.0 percent, during the year ended December 31, 2024 primarily due to $267.4 million of deposits sold with the Old Second National Bank branch sale.

•Nonperforming assets to total assets were 43 basis points at December 31, 2024 compared to 32 basis points at the year ended December 31, 2023.

•Completed the sale of five Illinois branches and certain loans and deposits to Old Second National Bank on December 6, 2024.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Credit Losses - Loans
As discussed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the allowance for credit losses on loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of allowance represents management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable economic forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, the Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond management’s control, which includes, but is not limited to, the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

RESULTS OF OPERATIONS - 2024

The Corporation reported net income available to common stockholders and diluted earnings per common share for the year ended 2024 of $199.5 million and $3.41 per diluted common share, respectively, compared to $221.9 million and $3.73 per diluted common share, respectively, for the year ended 2023.

When adjusting for certain non-recurring items, 2024 adjusted net income available to common stockholders was $203.3 million and adjusted diluted earnings per common share totaled $3.47, compared to 2023 $236.7 million and $3.98, respectively. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2024, total assets equaled $18.3 billion, a decrease of $93.9 million or 0.5 percent from December 31, 2023.

Cash and due from banks and interest-bearing deposits decreased from December 31, 2023 by $162.2 million. Total investment securities decreased $350.7 million from December 31, 2023, primarily due to the sales of $268.5 million of investment securities during the year ended December 31, 2024. Scheduled paydowns and maturities and unrealized losses in available for sale securities decreased investment securities by $147.9 million and $18.7 million, respectively, which was offset by $94.7 million in purchases of CRA eligible securities. The investment portfolio as a percentage of total assets was 18.9 percent at December 31, 2024 compared to 20.7 percent at December 31, 2023. During 2024, the Corporation repositioned the investment securities portfolio with a primary focus of using liquidity generated from sales of securities to fund loan growth, the sale of deposits to Old Second National Bank and reinvestment in higher-yielding assets. Additional details of the changes in the Corporation’s investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s total loan portfolio grew $368.1 million or 2.9 percent since December 31, 2023. The composition of the loan portfolio is 75.0 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 31.9 percent and 17.7 percent of the total loan portfolio, respectively. The increase was primarily driven by an increase in commercial and industrial, public finance and other commercial loans, and residential real estate loans. Partially offsetting those increases was a decrease in construction and non-owner occupied commercial real estate loans. Additional details of the changes in the Corporation’s loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans (“ACL - loans”) totaled $192.8 million as of December 31, 2024 and equaled 1.50 percent of total loans, compared to $204.9 million and 1.64 percent of total loans at December 31, 2023. During the year ended December 31, 2024, the Corporation recognized $49.4 million of net charge-offs, or 39 basis points of average loans, compared to net charge-offs of $25.6 million, or 21 basis points of average loans, for the year ended December 31, 2023. The increase in net charge-offs is primarily related to two commercial and industrial relationships that accounted for $42.7 million of charge-offs during 2024. One borrower experienced a sudden change in revenue from the cancellation and inability to renegotiate their contracts with the U.S. Government. This negatively impacted the value of the borrower's business and resulted in their inability to repay principal and interest. The second borrower provided notification of its plans to cease operations, which resulted in their inability to repay principal and interest and a charge-off for the Corporation. The Corporation recorded $35.7 million of provision for credit losses during 2024 compared to $3.5 million during 2023. The increase in the provision for credit losses was primarily driven by the increase in net charge-offs described above. Nonaccrual loans as of December 31, 2024 totaled $73.8 million, an increase of $20.2 million from December 31, 2023, primarily due to a $24.1 million increase in non-accrual balances within the construction loan class. The increase was offset by a $3.6 million decrease in non-accrual balances within the residential loan class. The coverage ratio of ACL - Loans to nonaccrual loans is 261.3 percent at December 31, 2024. Additional details of the Corporation’s allowance methodology and asset quality are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s premises and equipment decreased $4.2 million from December 31, 2023 primarily due to the sale of five Illinois branches. Additional details of the Corporation’s divestiture of assets related to the Old Second National Bank branch sale is discussed within NOTE 2. ACQUISITIONS AND DIVESTITURES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

The Corporation’s tax asset, deferred and receivable decreased from $99.9 million at December 31, 2023 to $92.4 million at December 31, 2024. The $7.5 million decrease was a combination of the Corporation’s net deferred tax asset increasing from $84.7 million at December 31, 2023 to $85.9 million at December 31, 2024, and the income tax receivable decreasing from $15.2 million at December 31, 2023 to $6.5 million at December 31, 2024.

The Corporation’s other assets increased $64.8 million from December 31, 2023. The Corporation’s continual investment in community redevelopment funds resulted in an increase of $57.0 million when compared to December 31, 2023. Additionally, the prepaid pension asset at December 31, 2024 increased by $4.0 million compared to the same period in 2023. Additional details of the Corporation’s investments in community redevelopment funds and pension plan are discussed in NOTE 9. QUALIFIED AFFORDABLE HOUSING INVESTMENTS and NOTE 18. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits decreased $299.8 million from December 31, 2023. The decrease in deposits was primarily driven by the sale of $267.4 million of deposits related to the Illinois branch sale that closed in the fourth quarter of 2024. Total deposits excluding time deposits greater than $100,000 represented 92.8 percent of the deposit portfolio at December 31, 2024. Noninterest bearing deposits represents 16.0 percent of the deposit portfolio, down slightly from 16.9 percent as of December 31, 2023. The decline is the result of a mix shift occurring across the industry as clients move into higher yielding deposit products.

The average account balance within the deposit portfolio was $35,000 at December 31, 2024. Insured deposits totaled 70.6 percent of total deposits, with the State of Indiana’s Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 14.0 percent of deposits and the FDIC providing insurance to the remaining 56.6 percent. Only 29.4 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings increased $129.4 million as of December 31, 2024, compared to December 31, 2023. Federal funds purchased and Federal Home Loan Bank advances increased $99.2 million and $109.7 million, respectively, compared to December 31, 2023 as the Corporation utilized borrowings to fund loan growth and supplement deposit balances in 2024. Offsetting these increases was a $65.1 million decrease in subordinated debt and other borrowings due to the Corporation exercising its rights to redeem $65.0 million in principal of subordinated debt in 2024. Additional details of the Corporation’s borrowings are discussed within NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s other liabilities as of December 31, 2024 increased $22.0 million from the same period in 2023, primarily due to an increase in unfunded commitments related to the Corporation’s LIHTC partnerships which totaled $35.8 million.

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

Adjusted net income available to common stockholders for the year ended 2023, adjusting for certain non-recurring items, was $236.7 million and adjusted diluted earnings per common share totaled $3.98, compared to $242.5 million and $4.19, respectively, for the year ended 2022. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2023, total assets equaled $18.4 billion, an increase of $403.7 million, or 2.2 percent, from December 31, 2022.

Cash and due from banks and interest-bearing deposits decreased from December 31, 2022 by $300.1 million, primarily due to deposit growth and proceeds from investment securities principal and interest cashflows in addition to sales, which were held in cash for liquidity purposes. Total investment securities decreased $452.4 million from December 31, 2022, primarily due to the sales of $395.2 million of investment securities during the year ended December 31, 2023. Scheduled paydowns and maturities decreased investment securities by $161.2 million, which was offset by a decrease of $77.0 million in unrealized losses in the available for sale portfolio during 2023. During 2023 the Corporation used cashflows from the investment portfolio to fund loan growth and pay down borrowings. The investment portfolio as a percentage of total assets was 20.8 percent at December 31, 2023 compared to 23.8 percent at December 31, 2022. This decrease reflected progress towards a more normalized earning asset mix. Additional details of the changes in the Corporation’s investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The Corporation’s allowance for credit losses - loans totaled $204.9 million as of December 31, 2023 and equaled 1.64 percent of total loans, compared to $223.3 million and 1.86 percent of total loans at December 31, 2022. During the year ended December 31, 2023, the Corporation recognized $25.6 million of net charge-offs, compared to net charge-offs of $2.7 million for the year ended December 31, 2022. The increase in net charge-offs is primarily related to a charge-off of a previously reported nonaccrual loan to a syndicated specialty finance company resulting from alleged fraud that impacted our borrower’s ability to repay. The effect of the charge-offs on the ACL - loans was offset by provision expense on loans of $7.3 million for the year ended December 31, 2023. Reserves for unfunded commitments were reduced by $3.8 million, resulting in a net provision expense of $3.5 million as of December 31, 2023. Nonaccrual loans as of December 31, 2023 totaled $53.6 million, an increase of $11.3 million from December 31, 2022. The coverage ratio of ACL - Loans to nonaccrual loans is 382.5 percent at December 31, 2023. Additional details of the Corporation’s allowance methodology and asset quality are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Corporation’s other assets increased $36.8 million from December 31, 2022. The Corporation’s continual investment in community redevelopment funds resulted in an increase of $37.8 million when compared to December 31, 2022. Additionally, the prepaid pension asset at December 31, 2023 increased by $4.1 million compared to the same period in 2022. Additional details of the Corporation’s investments in community redevelopment funds and pension plan are discussed in NOTE 9. QUALIFIED AFFORDABLE HOUSING INVESTMENTS and NOTE 18. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The Corporation’s derivative assets (recorded in other assets) and derivative liabilities (recorded in other liabilities) decreased $13.7 million and $13.8 million, respectively, from December 31, 2022. The decreases in valuations from December 31, 2022 were primarily driven by forward interest rate fluctuations, existing trades getting closer to maturity, terminations and maturities of existing trades which were partially offset by new production in 2023.

Deposits increased $438.7 million from December 31, 2022. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.5 percent of the deposit portfolio at December 31, 2023. Noninterest bearing deposits represented 16.9 percent of the deposit portfolio, which is a decline from December 31, 2022 of 22.1 percent. The decline is the result of a mix shift which occurred across the industry as clients moved into higher yielding deposit products. The Corporation experienced increases from December 31, 2022 in certificates and other time deposits of $100,000 or more of $666.4 million, other certificates and time deposits of $381.2 million and brokered certificates of deposit of $14.7 million. Demand and savings accounts decreased from December 31, 2022 by $482.9 million and $140.7 million, respectively.

The average account within the deposit portfolio totaled only $34,000. Insured deposits totaled 72.1 percent of total deposits, with the State of Indiana’s Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 15.1 percent of deposits and the FDIC providing insurance to the remaining 57.0 percent. Only 27.9 percent of deposits were uninsured and our available liquidity was ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings decreased $285.2 million as of December 31, 2023, compared to December 31, 2022. Federal funds purchased and Federal Home Loan Bank advances decreased $171.6 million and $110.8 million, respectively, compared to December 31, 2022 as the Corporation utilized liquidity sources to pay down borrowings in 2023. Additionally, there was a decrease in securities sold under repurchase agreements of $10.1 million when compared to December 31, 2022. Slightly offsetting these decreases was a $7.3 million increase in subordinated debt and other borrowings due to a secured borrowing acquired in conjunction with the purchase of the Indianapolis regional headquarters building. Additional details of the Corporation’s borrowings are discussed within NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Adjusted earnings per share, excluding PPP loan income, net realized gains/losses on the sales of available for sale securities, acquisition-related expenses and non-core expenses, are meaningful non-GAAP financial measures for management, as they provide a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Corporation’s business, because management does not consider these items to be relevant to ongoing financial performance on a per share basis.

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

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - non-GAAP
(Dollars In Thousands, Except Per Share Amounts)
	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income Available to Common Stockholders - GAAP	$199,527	$221,911	$220,683
Adjustments:
PPP loan income	—	(49)	(3,207)
Net realized losses/(gains) on sales of available for sale securities	20,757	6,930	(1,194)
Gain on branch sale	(19,983)	—	—
Acquisition-related expenses	—	—	16,531
Acquisition-related provision expense	—	—	16,755
Non-core expenses [1,2]	4,243	12,682	—
Tax on adjustments	(1,229)	(4,767)	(7,084)
Adjusted Net Income Available to Common Stockholders - non-GAAP	$203,315	$236,707	$242,484

Average Diluted Common Shares Outstanding (in thousands)	58,533	59,489	57,950

Diluted Earnings Per Common Share - GAAP	$3.41	$3.73	$3.81
Adjustments:
PPP loan income	—	—	(0.06)
Net realized losses/(gains) on sales of available for sale securities	0.35	0.12	(0.02)
Gain on branch sale	(0.34)	—	—
Acquisition-related expenses	—	—	0.28
Acquisition-related provision expense	—	—	0.30
Non-core expenses	0.07	0.21	—
Tax on adjustments	(0.02)	(0.08)	(0.12)
Adjusted Diluted Earnings Per Common Share - non-GAAP	$3.47	$3.98	$4.19
[1] Non-core expenses in 2024 included $0.8 million of costs directly related to the branch sale, $1.1 million from the FDIC special assessment, and $2.4 million from digital platform conversion costs.
[2] Non-core expenses in 2023 included $4.3 million from the FDIC special assessment, $6.3 million from early retirement and severance costs, and $2.1 million from a lease termination.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS - non-GAAP
(Dollars in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Total Stockholders' Equity (GAAP)	$2,304,983	$2,247,713
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(731,830)	(739,101)
Tangible common equity (non-GAAP)	$1,548,028	$1,483,487
Total assets (GAAP)	$18,311,969	$18,405,887
Less: Intangible assets (GAAP)	(731,830)	(739,101)
Tangible assets (non-GAAP)	$17,580,139	$17,666,786
Stockholders' Equity to Assets (GAAP)	12.59%	12.21%
Tangible common equity to tangible assets (non-GAAP)	8.81%	8.40%

Tangible common equity (non-GAAP)	$1,548,028	$1,483,487
Plus: Tax benefit of intangibles (non-GAAP)	4,263	5,819
Tangible common equity, net of tax (non-GAAP)	$1,552,291	$1,489,306
Common Stock outstanding (in thousands)	57,975	59,424
Book Value (GAAP)	$39.33	$37.40
Tangible book value - common (non-GAAP)	$26.78	$25.06

TANGIBLE EARNINGS PER SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY - non-GAAP
(Dollars in thousands, except per share amounts)

	December 31, 2024	December 31, 2023	December 31, 2022
Average goodwill (GAAP)	$712,002	$712,002	$671,485
Average other intangibles (GAAP)	23,298	31,331	35,885
Average deferred tax on other intangibles (GAAP)	(5,005)	(6,731)	(7,567)
Intangible adjustment (non-GAAP)	$730,295	$736,602	$699,803
Average stockholders' equity (GAAP)	$2,252,491	$2,127,262	$1,972,445
Average preferred stock (GAAP)	(25,125)	(25,125)	(18,875)
Intangible adjustment (non-GAAP)	(730,295)	(736,602)	(699,803)
Average tangible capital (non-GAAP)	$1,497,071	$1,365,535	$1,253,767
Average assets (GAAP)	$18,400,495	$18,186,507	$17,220,002
Intangible adjustment (non-GAAP)	(730,295)	(736,602)	(699,803)
Average tangible assets (non-GAAP)	$17,670,200	$17,449,905	$16,520,199
Net income available to common stockholders (GAAP)	$199,527	$221,911	$220,683
Other intangible amortization, net of tax (GAAP)	5,744	6,907	6,537
Preferred stock dividend	1,875	1,875	1,406
Tangible net income available to common stockholders (non-GAAP)	$207,146	$230,693	$228,626
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$3.41	$3.73	$3.81
Diluted tangible net income available to common stockholders (non-GAAP)	$3.51	$3.85	$3.95
Ratios:
Return on average GAAP capital (ROE)	8.86%	10.43%	11.19%
Return on average tangible capital	13.71%	16.76%	18.12%
Return on average assets (ROA)	1.09%	1.23%	1.29%
Return on average tangible assets	1.17%	1.32%	1.38%

Return on average tangible capital is tangible net income available to common stockholders expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation’s earnings, comprising 80.6 percent of revenues for the year ended December 31, 2024. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2024, 2023, and 2022.

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

Net interest margin, on an FTE basis, decreased 16 basis points to 3.19 percent for the year ended December 31, 2024 compared to 3.35 percent for the same period in 2023.

Average Balance Sheet
Average earning assets for the year ended December 31, 2024 increased $62.5 million compared to the same period in 2023. The increase for the year ended December 31, 2024 when compared to the same period in 2023 was driven by a $336.4 million increase in average loans as a result of organic loan growth primarily within the commercial and residential real estate loan portfolios, the average balances of which increased $167.9 million and $123.3 million, respectively. The increase in average loans was partially offset by a $260.9 million decrease in average investment securities as the Corporation repositioned the securities portfolio by selling $268.5 million of lower-yielding securities.

Average total deposits increased $95.1 million, or 0.6 percent, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to a $508.1 million, or 4.3 percent, increase in average interest-bearing deposits partially offset by a $413.0 million, or 14.8 percent, decrease in average noninterest-bearing deposits. The increase in the average balance of interest-bearing deposits was driven by certificates and other time deposits, money market deposits and interest-bearing deposits, which increased $490.6 million, $177.2 million and $70.8 million, respectively but was partially offset by a $230.5 million decrease in the average balance of savings deposits. The decrease in the average balance of noninterest-bearing deposits reflects clients moving funds from noninterest-bearing accounts into interest-bearing deposit products.

Average borrowings decreased $106.5 million, or 9.6 percent, for the year ended December 31, 2024 compared to the same period of 2023. This decrease was primarily driven by decreases of $53.8 million, $35.3 million and $18.2 million in the average balance of subordinated debt, repurchase agreements and fed funds purchased, respectively. The Corporation redeemed $65.0 million of subordinated debt in the first half of 2024 which contributed to the decrease in the average balance of subordinated debt. The decreases in repurchase agreements and fed funds purchased were due primarily to the Corporation utilizing liquidity to pay down borrowings in 2024.

Interest Income/Expense and Average Yields
FTE net interest income decreased $24.9 million, or 4.4 percent, during the year ended December 31, 2024 compared to the year ended December 31, 2023. FTE interest income increased $58.7 million, or 7.5 percent, compared to the same period in 2023 but was more than offset by a $78.4 million, or 22.5 percent increase in total interest expense. The increase in FTE interest income was primarily due to a shift in the earning asset mix from securities to loans as well as a 29 basis point increase in the yield earned on earning assets. Most notably, the yield earned on loans increased 29 basis points in 2024 compared to 2023.

The increase in total interest expense was primarily due to an $80.0 million, or 26.1 percent, increase in interest-bearing deposits coupled with a 54 basis point increase in the rate paid on those deposits. Interest costs increased during 2024 due to continued deposit pricing pressure and deposit portfolio mix changes due to customers migrating from noninterest-bearing deposit products into interest-bearing deposit products.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the years ended December 31, 2024, 2023 and 2022.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2024			2023			2022
Assets:
Interest-bearing deposits	$418,163	$16,992	4.06%	$431,581	$17,719	4.11%	$296,863	$2,503	0.84%
Federal Home Loan Bank stock	41,736	3,527	8.45	41,319	3,052	7.39	35,580	1,176	3.31
Investment securities: (1)
Taxable	1,759,578	36,086	2.05	1,854,438	35,207	1.90	2,056,586	38,354	1.86
Tax-exempt (2)	2,200,466	67,705	3.08	2,366,475	73,566	3.11	2,653,611	85,292	3.21
Total Investment Securities	3,960,044	103,791	2.62	4,220,913	108,773	2.58	4,710,197	123,646	2.63
Loans held for sale	29,650	1,792	6.04	21,766	1,292	5.94	14,715	692	4.70
Loans: (3)
Commercial	8,687,638	641,393	7.38	8,519,706	603,611	7.08	7,877,271	380,621	4.83
Real estate mortgage	2,158,743	94,890	4.40	2,035,488	82,183	4.04	1,471,802	51,853	3.52
HELOC and installment	830,079	65,577	7.90	830,006	60,751	7.32	785,520	37,302	4.75
Tax-exempt (2)	928,214	43,370	4.67	891,008	40,448	4.54	793,743	31,803	4.01
Total Loans	12,634,324	847,022	6.70	12,297,974	788,285	6.41	10,943,051	502,271	4.59
Total Earning Assets	17,054,267	971,332	5.69%	16,991,787	917,829	5.40%	15,985,691	629,596	3.94%
Total Non-earning Assets	1,346,228			1,194,720			1,234,311
Total Assets	$18,400,495			$18,186,507			$17,220,002
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,506,492	$157,984	2.87%	$5,435,733	$138,012	2.54%	$5,206,131	$32,511	0.62%
Money market deposits	3,061,461	106,026	3.46	2,884,271	83,777	2.90	2,915,397	19,170	0.66
Savings deposits	1,463,707	14,587	1.00	1,694,230	14,606	0.86	1,927,122	5,019	0.26
Certificates and other time deposits	2,413,900	107,530	4.45	1,923,268	69,697	3.62	881,176	6,239	0.71
Total Interest-bearing Deposits	12,445,560	386,127	3.10	11,937,502	306,092	2.56	10,929,826	62,939	0.58
Borrowings	1,005,017	40,765	4.06	1,111,472	42,394	3.81	888,392	21,864	2.46
Total Interest-bearing Liabilities	13,450,577	426,892	3.17	13,048,974	348,486	2.67	11,818,218	84,803	0.72
Noninterest-bearing deposits	2,371,004			2,783,996			3,268,417
Other liabilities	326,423			226,275			160,922
Total Liabilities	16,148,004			16,059,245			15,247,557
Stockholders' Equity	2,252,491			2,127,262			1,972,445
Total Liabilities and Stockholders' Equity	$18,400,495	426,892		$18,186,507	348,486		$17,220,002	84,803
Net Interest Income (FTE)		$544,440			$569,343			$544,793
Net Interest Spread (FTE) (4)			2.52%			2.73%			3.22%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.69%			5.40%			3.94%
Interest Expense / Average Earning Assets			2.50%			2.05%			0.53%
Net Interest Margin (FTE) (5)			3.19%			3.35%			3.41%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2024, 2023 and 2022. These totals equal $23.3 million, $23.9 million and $24.6 million, respectively.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $125.6 million in 2024, an increase of $20.0 million, or 18.9 percent, from 2023. The Corporation recorded a $20.0 million gain on the Illinois branch sale during the fourth quarter of 2024. This was partially offset by a $13.8 million increase in net realized losses on sales of available for sale securities. Additionally, the Corporation realized higher gains on the sales of mortgage loans and increased private wealth fees of $5.2 million and a $3.4 million, respectively, for the year ended December 31, 2024 compared to 2023. Other income increased $3.6 million primarily related to an increase in the valuation of CRA fund investments for the year ended December 31, 2024 compared to 2023.

Noninterest income totaled $105.6 million in 2023, a decrease of $2.3 million, or 2.2 percent, from 2022. The decrease was primarily due to $6.9 million in net losses realized on the sale of $395.2 million of available for sale securities during the year ended December 31, 2023, compared to $1.2 million in net realized gains during the year ended December 31, 2022. Additionally, gains on life insurance benefits decreased $2.9 million during the year ended December 31, 2023 compared to 2022. Offsetting these declines was an increase of $5.6 million in net gains and fees on sales of mortgage loans. Service charges on deposit accounts increased $2.5 million from 2022, primarily due to the Level One acquisition in the second quarter of 2022.

NONINTEREST EXPENSES

Noninterest expense totaled $379.3 million in 2024, a decrease of $9.0 million, or 2.3 percent from 2023. The largest decrease of $7.6 million was in salaries and employee benefits which resulted primarily from $6.3 million in charges in 2023 related to early retirement and severance costs. Other notable decreases include professional and other outside services of $1.6 million, net occupancy of $1.5 million, intangible asset amortization of $1.5 million and other real estate owned and foreclosure expenses of $1.2 million. These decreases were offset by a $2.7 million increase in equipment expense and a $2.0 million increase in outside data processing expenses as the Corporation continued to invest in customer facing digital solutions throughout 2024.

Noninterest expense totaled $388.3 million in 2023, an increase of $32.6 million, or 9.2 percent from 2022. The largest increase of $21.9 million was in salaries and employee benefits which resulted primarily from the addition of Level One staff for the full year ended December 31, 2023 as compared to only nine months of 2022, and charges of $6.3 million from employee early retirement and severance costs during the fourth quarter of 2023. In addition, occupancy and equipment expenses in 2023 increased by $3.8 million from 2022 as a result of the larger franchise footprint, and a $2.1 million expense from a lease termination during the fourth quarter. The Corporation continues to invest in customer-facing digital solutions that contributed to increases in outside data processing expenses of $3.5 million. FDIC assessments increased $4.4 million in 2023 from 2022 due to an FDIC special assessment of $4.3 million. The increase in other real estate and foreclosure expenses of $2.5 million, when compared to the year ended December 31, 2022, was the result of higher property value write-downs, higher forced-placed insurance expenses, and less credit-related expense recoveries. The increase in other expenses is primarily due to higher customer-related contingent losses during the year ended December 31, 2023 as compared to the year ended December 31, 2022. These increases were offset by a $5.5 million decrease in professional and other outside services due primarily to $7.1 million of transaction costs related to the Level One acquisition that were recorded in 2022.

INCOME TAXES

The Corporation’s federal statutory income tax rate for 2024 is 21 percent and its state tax rate varies from 0 to 9.5 percent depending on the state in which the subsidiary company operates. The Corporation’s effective tax rate, which was 13.1 percent in 2024 and 13.7 percent in 2023, is lower than the blended effective statutory federal and state rates primarily due to the Corporation’s income on tax-exempt securities and loans, income generated by the subsidiaries operating in a state with no state or local income tax, income tax credits generated from investments in affordable housing projects, and tax-exempt earnings from bank-owned life insurance contracts.

Income tax expense in 2024 was $30.3 million on pre-tax income of $231.7 million, or 13.1 percent. For 2023, income tax expense was $35.4 million on pre-tax income of $259.2 million, or 13.7 percent. The lower effective income tax rate in 2024 compared to 2023 was primarily driven by an increase in income tax credits generated from investments in affordable housing projects. The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 19. INCOME TAX of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $99.9 million at December 31, 2023 to $92.4 million at December 31, 2024. The $7.5 million decrease was a combination of the Corporation’s net deferred tax asset increasing from $84.7 million at December 31, 2023 to $85.9 million at December 31, 2024, and the income tax receivable decreasing from $15.2 million at December 31, 2023 to $6.5 million at December 31, 2024.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at December 31, 2024 and 2023. During the twelve months ended December 31, 2024, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), equal to $1.9 million. During the twelve months ended December 31, 2023, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), equal to $1.9 million. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation’s outstanding shares at the time the program became effective. The Corporation repurchased 1,648,466 shares of its common stock pursuant to the repurchase program during 2024. As of December 31, 2024, the Corporation had approximately 1.0 million shares at an aggregate value of $18.4 million available to repurchase under the program. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during 2022 or 2023.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. For the twelve months ended December 31, 2024, the Corporation recorded excise tax of $0.5 million, related to its share repurchase during the period, which is reflected in Stockholders’ Equity as a component of additional paid-in capital.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2024, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the Consolidated Appropriations Act of 2021 provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption was fully reflected in regulatory capital on January 1, 2024.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s and Bank’s actual and required capital ratios as of December 31, 2024 and December 31, 2023 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,030,362	13.31%	$1,601,175	10.50%	N/A	N/A
First Merchants Bank	1,967,738	12.89	1,602,417	10.50	$1,526,112	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,767,468	11.59%	$1,296,189	8.50%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,297,195	8.50	$1,220,889	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,742,468	11.43%	$1,067,450	7.00%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,068,278	7.00	$991,973	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,767,468	9.96%	$710,089	4.00%	N/A	N/A
First Merchants Bank	1,776,738	9.92	716,172	4.00	$895,215	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,021,124	13.67%	$1,552,685	10.50%	N/A	N/A
First Merchants Bank	1,931,810	13.06	1,553,600	10.50	$1,479,619	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,703,626	11.52%	$1,256,935	8.50%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,257,676	8.50	$1,183,695	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,626	11.35%	$1,035,123	7.00%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,035,733	7.00	$961,752	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,703,626	9.64%	$707,091	4.00%	N/A	N/A
First Merchants Bank	1,746,299	9.89	706,331	4.00	$882,913	5.00%

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70.0 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65.0 million. The Corporation exercised its right to redeem $65 million of the subordinated debt on the scheduled interest payment date during the first half of 2024.

On April 1, 2022, the Corporation assumed $30.0 million of subordinated notes in conjunction with its acquisition of Level One. The notes mature on December 18, 2029, and the Corporation has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. As of December 31, 2024, these subordinated debentures were classified as tier 2 capital and were subject to the five year phase-out.

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common stockholders’ equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total common stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of GAAP measures to regulatory measures (non-GAAP) are detailed in the following table for the periods indicated.

	December 31, 2024		December 31, 2023
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,304,983	$2,315,701	$2,247,713	$2,291,788
Adjust for Accumulated Other Comprehensive (Income) Loss (1)	188,685	186,808	175,970	174,103
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(725,504)	(725,056)	(731,315)	(730,867)
Add: Modified CECL Transition Amount	—	—	11,514	11,514
Less: Disallowed Deferred Tax Assets	(571)	(590)	(131)	(114)
Total Tier 1 Capital (Regulatory)	1,767,468	1,776,738	1,703,626	1,746,299
Qualifying Subordinated Debentures	72,040	—	132,174	—
Allowance for Loan Losses Includible in Tier 2 Capital	190,854	191,000	185,324	185,511
Total Risk-Based Capital (Regulatory)	$2,030,362	$1,967,738	$2,021,124	$1,931,810

Net Risk-Weighted Assets (Regulatory)	$15,249,287	$15,261,118	$14,787,474	$14,796,189
Average Assets (Regulatory)	$17,752,227	$17,904,307	$17,677,268	$17,658,269

Total Risk-Based Capital Ratio (Regulatory)	13.31%	12.89%	13.67%	13.06%
Tier 1 Capital to Risk-Weighted Assets (Regulatory)	11.59%	11.64%	11.52%	11.80%
Tier 1 Capital to Average Assets (Regulatory)	9.96%	9.92%	9.64%	9.89%

Common Equity Tier 1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,767,468	$1,776,738	$1,703,626	$1,746,299
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
Common Equity Tier 1 Capital (Regulatory)	$1,742,468	$1,776,738	$1,678,626	$1,746,299

Net Risk-Weighted Assets (Regulatory)	$15,249,287	$15,261,118	$14,787,474	$14,796,189
Common Equity Tier 1 Capital Ratio (Regulatory)	11.43%	11.64%	11.35%	11.80%

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

The Corporation’s tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation’s use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.81 percent at December 31, 2024, and 8.40 percent at December 31, 2023. The increase in the tangible common equity to tangible assets ratio was primarily due to tangible common equity increasing $64.5 million, or 4.4 percent, while tangible assets decreased $86.6 million, or 0.5 percent, from 2023. The growth in tangible common equity was primarily due to 2024 net income earned of $201.4 million partially offset by dividends declared of $83.5 million and common stock repurchases totaling $56.2 million. The decline in tangible assets was mostly attributable to a $350.7 million decrease in the balance of investment securities and a $162.2 million decrease in total cash balances partially offset by a $368.1 million increase in loans and a $64.8 million increase in other assets.

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but retain the effect of accumulated other comprehensive losses in stockholders’ equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at December 31, 2024 and December 31, 2023.

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

At December 31, 2024, non-accrual loans totaled $73.8 million, an increase of $20.2 million from December 31, 2023, primarily due to a $24.1 million increase in non-accrual balances within the construction loan class. The increase was offset by a $3.6 million decrease in non-accrual balances within the residential loan class.

At December 31, 2024, loans 90-days or more delinquent and still accruing totaled $5.9 million, an increase of $5.7 million from December 31, 2023. The increase was primarily driven by two loans totaling $5.3 million, including $3.7 million and $1.6 million within the construction and commercial and industrial loan classes, respectively.

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

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Nonperforming assets:
Nonaccrual loans	$73,773	$53,580
OREO and Repossessions	4,948	4,831
Nonperforming assets (NPA)	78,721	58,411
Loans 90-days or more delinquent and still accruing	5,902	172
NPAs and loans 90-days or more delinquent	$84,623	$58,583

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$10,100	$9,136
Agricultural land, production and other loans to farmers	75	58
Real estate loans
Construction	28,312	520
Commercial real estate, non-owner occupied	16,838	16,652
Commercial real estate, owner occupied	2,440	3,041
Residential	21,927	25,178
Home equity	4,924	3,945
Individual's loans for household and other personal expenditures	7	19
Public finance and other commercial loans	—	34
Nonperforming assets and loans 90-days or more delinquent	$84,623	$58,583

PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experiences, current conditions and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. Additional details of the Corporation's CECL methodology and allowance calculation are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The CECL allowance is maintained through the provision for credit losses - loans, which is a charge against earnings. Based on management’s judgment as to the appropriate level of the ACL - Loans, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s total loan balance, excluding loans held for sale, increased $368.3 million, ending December 31, 2024 at $12.9 billion. At December 31, 2024, the ACL - Loans totaled $192.8 million, which represents a decrease of $12.2 million from December 31, 2023. The allowance decreased primarily due to $49.4 million of net charge-offs during the year ended December 31, 2024. As a percentage of loans, the ACL - Loans was 1.50 percent at December 31, 2024, compared to 1.64 percent at December 31, 2023 and 1.86 percent at December 31, 2022. The Corporation deems the current estimate for loan portfolio credit exposure as appropriate.

The Corporation’s credit loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2024	2023	2022
Allowance for credit losses - loans:
Balances, December 31	$204,934	$223,277	$195,397
Loans charged off	(54,243)	(28,039)	(6,601)
Recoveries on loans	4,866	2,396	3,927
Net charge-offs	(49,377)	(25,643)	(2,674)
Provision for credit losses - loans	37,200	7,300	—
CECL Day 1 non-PCD provision for credit losses - loans	—	—	13,955
CECL Day 1 PCD ACL - loans	—	—	16,599
Ending balance, December 31	$192,757	$204,934	$223,277
Ratio of net charge-offs during the period to average loans outstanding during the period	0.39%	0.21%	0.02%
Ratio of allowance for credit losses - loans to nonaccrual loans	261.3%	382.5%	527.5%
Ratio of allowance for credit losses - loans to total loans outstanding	1.50%	1.64%	1.86%

In 2024, the Corporation recorded $37.2 million in provision for credit losses - loans, which was offset by a release in reserve of $1.5 million related to the allowance for unfunded commitments, resulting in a net provision expense for the year ended December 31, 2024 of $35.7 million. In 2023, the Corporation recorded a $7.3 million provision for credit losses - loans, which was offset by a release in reserve of $3.8 million related to the allowance for unfunded commitments, resulting in a net provision expense for the year ended December 31, 2023 of $3.5 million.

Net charge-offs totaling $49.4 million, $25.6 million, and $2.7 million were recognized for the years ended December 31, 2024, 2023, and 2022, respectively. The increase in net charge-offs was primarily related to two commercial relationships that accounted for $42.7 million of charge-offs during the year ended December 31, 2024. One borrower experienced a sudden change in revenue from the cancellation and inability to renegotiate their contracts with the U.S. Government. This negatively impacted the value of the borrower’s business and resulted in their inability to repay principal and interest. The second borrower provided notification of its plans to cease operations, which resulted in their inability to repay principal and interest and a charge-off for the Corporation. The Corporation does not believe these charge-offs are indicative of the portfolio as a whole. The distribution of the net charge-offs (recoveries) for the twelve months ended December 31, 2024, 2023, and 2022 are reflected in the following table.

(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net charge-offs:
Commercial and industrial loans	$47,046	$22,269	$347
Agricultural land, production and other farm loans	—	—	(4)
Real estate loans
Construction	—	—	(863)
Commercial real estate, non-owner occupied	193	20	2,817
Commercial real estate, owner occupied	(77)	36	(896)
Residential	1,235	471	(4)
Home equity	(405)	1,856	526
Individuals loans for household and other personal expenditures	1,385	991	751
Total net charge-offs	$49,377	$25,643	$2,674

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

GOODWILL

During the fourth quarter of 2024 and 2023, the Corporation performed its annual goodwill impairment testing and the fair value exceeded the Corporation’s carrying value. Based on the analysis performed, the Corporation concluded goodwill was not impaired as of December 31, 2024 and 2023.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.4 billion at December 31, 2024, a decrease of $240.6 million, or 14.8 percent, from December 31, 2023. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $5.3 million at December 31, 2024. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as a funding source. At December 31, 2024, total borrowings from the FHLB were $822.6 million and there was $10,000 of outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at December 31, 2024 was $733.1 million and $2.5 billion, respectively.

The following table presents the Corporation’s material cash requirements from known contractual and other obligations at December 31, 2024:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,502,819	$—	$12,502,819
Certificates and other time deposits	1,746,640	272,167	2,018,807
Securities sold under repurchase agreements	142,876	—	142,876
Federal Home Loan Bank advances	95,000	727,554	822,554
Federal Funds Purchased	99,226	—	99,226
Subordinated debentures and term loans	1,333	92,196	93,529
Total	$14,587,894	$1,091,917	$15,679,811

For further details related to the Corporation’s deposits and borrowings, see NOTE 10. DEPOSITS and NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Summarized credit-related financial instruments at December 31, 2024 are as follows:

(Dollars in Thousands)	December 31, 2024
Amounts of Commitments:
Loan commitments to extend credit	$5,006,085
Standby letters of credit	71,271
$5,077,356

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation’s liquidity and interest sensitivity position at December 31, 2024, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2024.

	December 31, 2024
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$298,891	$—	$—	$—	$298,891
Investment securities	107,761	95,984	706,402	2,550,548	3,460,695
Loans	7,292,772	639,170	3,229,061	1,519,262	12,680,265
Federal Home Loan Bank stock	—	—	41,690	—	41,690
Total rate-sensitive assets	$7,699,424	$735,154	$3,977,153	$4,069,810	$16,481,541
Rate-Sensitive Liabilities:
Interest-bearing deposits	$11,781,149	$142,869	$272,029	$—	$12,196,047
Federal funds purchased	99,226	—	—	—	99,226
Securities sold under repurchase agreements	142,876	—	—	—	142,876
Federal Home Loan Bank advances	70,000	25,000	665,000	62,554	822,554
Subordinated debentures and term loans	58,169	—	30,000	5,360	93,529
Total rate-sensitive liabilities	$12,151,420	$167,869	$967,029	$67,914	$13,354,232
Interest rate sensitivity gap by period	$(4,451,996)	$567,285	$3,010,124	$4,001,896
Cumulative rate sensitivity gap	$(4,451,996)	$(3,884,711)	$(874,587)	$3,127,309
Cumulative rate sensitivity gap ratio
at December 31, 2024	63.4%	68.5%	93.4%	123.4%
at December 31, 2023	66.7%	66.5%	96.4%	125.7%

The Corporation had a cumulative negative gap of $3.9 billion in the one-year horizon at December 31, 2024, or 21.2 percent of total assets.

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

The comparative rising 200 and 100 basis points and falling 200 and 100 basis points scenarios below, as of December 31, 2024 and 2023, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for rising 200 and 100 basis points and falling 200 and 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2024 and 2023. The change from the base case represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	December 31, 2024	December 31, 2023
Rising 200 basis points from base case	4.1%	4.0%
Rising 100 basis points from base case	2.5%	2.1%
Falling 100 basis points from base case	(2.2)%	(5.0)%
Falling 200 basis points from base case	(4.5)%	(7.8)%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds at December 31, 2024 and 2023.

	December 31,	December 31,
(Dollars in Thousands)	2024	2023
Deposits:
Demand deposits	$7,980,061	$7,965,862
Savings deposits	4,522,758	4,516,433
Certificates and other time deposits of $100,000 or more	1,043,068	1,408,985
Other certificates and time deposits	692,068	849,906
Brokered certificates of deposits	283,671	80,267
Total deposits	14,521,626	14,821,453
Federal funds purchased	99,226	—
Securities sold under repurchase agreements	142,876	157,280
Federal Home Loan Bank advances	822,554	712,852
Subordinated debentures and term loans	93,529	158,644
	$15,679,811	$15,850,229

Deposits decreased $299.8 million from December 31, 2023. The majority of the decrease was due to the sale of the Illinois branch deposits of $267.4 million. In addition to the overall balance decline resulting from the Illinois branch sale, as interest rates declined in the second half of 2024, customers began migrating funds from maturity time deposit products into nonmaturity deposit products.

Federal funds purchased increased $99.2 million, and securities sold under repurchase agreements decreased $14.4 million from December 31, 2023, respectively. The Corporation utilized the funds due to increased loan growth during the year ended December 31, 2024. Further discussion regarding federal funds purchased and repurchase agreements is included in NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Federal Home Loan Bank advances increased $109.7 million compared to December 31, 2023 as the Corporation utilized FHLB advances in order to fund loan growth and supplement deposit balances in 2024. Further discussion regarding FHLB advances is included in NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

Subordinated debentures and term loans decreased $65.1 million compared to December 31, 2023. During the first half of 2024, the Corporation exercised its rights to redeem $65.0 million in principal of the US Bank Subordinated Debt Notes (“Subordinated Debt”) and paid the debt in full on the scheduled interest payment dates. During the first quarter of 2025, the Corporation distributed notice of redemption of $30.0 million in principal amount. The redemption is permitted under the optional redemptions provisions of the Subordinated Notes and will occur in the first quarter of 2025 on the scheduled interest payment date. Additional details regarding the subordinated debentures and other borrowings are discussed within NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Merchants Corporation (the “Corporation”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

As described in Note 5 to the consolidated financial statements, the Corporation’s allowance for credit losses (ACL) on loans was $192.8 million at December 31, 2024. The ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Corporation’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

We identified the econometric component of the ACL as a critical audit matter. The econometric component involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic forecasts and conditions and other environmental factors used to adjust historical loss rates.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of internal controls over the econometric component of the ACL

•Obtained an understanding of the Corporation’s process over the selection of reasonable and supportable forecasts

•Testing clerical and computational accuracy of the formulas within the econometric component of the calculation.

•Testing of completeness and accuracy of the information and reports utilized in the econometric component of the ACL, including reports used in management review controls over the econometric component of the ACL.

•Evaluating the forecast adjustment, including assessing that it is reasonable and supportable

Forvis Mazars, LLP

We have served as the Corporation’s auditor since at least 1982; however, an earlier year cannot be reliably determined.
Indianapolis, Indiana
February 24, 2025

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2024	2023
ASSETS
Cash and due from banks	$87,616	$112,649
Interest-bearing deposits	298,891	436,080
Investment securities available for sale	1,386,475	1,627,112
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,723,520 and $1,870,374)	2,074,220	2,184,252
Loans held for sale	18,663	18,934
Loans	12,854,359	12,486,027
Less: Allowance for credit losses - loans	(192,757)	(204,934)
Net loans	12,661,602	12,281,093
Premises and equipment	129,743	133,896
Federal Home Loan Bank stock	41,690	41,769
Interest receivable	91,829	97,664
Goodwill	712,002	712,002
Other intangibles	19,828	27,099
Cash surrender value of life insurance	304,906	306,301
Other real estate owned	4,948	4,831
Tax asset, deferred and receivable	92,387	99,883
Other assets	387,169	322,322
TOTAL ASSETS	$18,311,969	$18,405,887
LIABILITIES
Deposits:
Noninterest-bearing	$2,325,579	$2,500,062
Interest-bearing	12,196,047	12,321,391
Total Deposits	14,521,626	14,821,453
Borrowings:
Federal funds purchased	99,226	—
Securities sold under repurchase agreements	142,876	157,280
Federal Home Loan Bank advances	822,554	712,852
Subordinated debentures and other borrowings	93,529	158,644
Total Borrowings	1,158,185	1,028,776
Interest payable	16,102	18,912
Other liabilities	311,073	289,033
Total Liabilities	16,006,986	16,158,174
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 57,974,535 and 59,424,122 shares	7,247	7,428
Additional paid-in capital	1,188,768	1,236,506
Retained earnings	1,272,528	1,154,624
Accumulated other comprehensive loss	(188,685)	(175,970)
Total Stockholders' Equity	2,304,983	2,247,713
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,311,969	$18,405,887

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2024	December 31, 2023	December 31, 2022
INTEREST INCOME
Loans receivable:
Taxable	$803,652	$747,837	$470,468
Tax-exempt	34,262	31,954	25,124
Investment securities:
Taxable	36,086	35,207	38,354
Tax-exempt	53,487	58,117	67,381
Deposits with financial institutions	16,992	17,719	2,503
Federal Home Loan Bank stock	3,527	3,052	1,176
Total Interest Income	948,006	893,886	605,006
INTEREST EXPENSE
Deposits	386,127	306,092	62,939
Federal funds purchased	481	1,421	1,302
Securities sold under repurchase agreements	3,057	3,451	1,136
Federal Home Loan Bank advances	29,886	27,206	11,417
Subordinated debentures and other borrowings	7,341	10,316	8,009
Total Interest Expense	426,892	348,486	84,803
NET INTEREST INCOME	521,114	545,400	520,203
Provision for credit losses	35,700	3,500	16,755
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	485,414	541,900	503,448
NONINTEREST INCOME
Service charges on deposit accounts	32,606	30,837	28,371
Fiduciary and wealth management fees	34,215	30,840	29,688
Card payment fees	19,317	18,862	20,207
Net gains and fees on sales of loans	20,840	15,659	10,055
Derivative hedge fees	3,082	3,385	3,388
Other customer fees	1,547	1,880	1,935
Increase in cash surrender value of life insurance	5,655	5,320	5,210
Gains on life insurance benefits	2,809	3,027	5,964
Net realized gains (losses) on sales of available for sale securities	(20,757)	(6,930)	1,194
Gain on branch sale	19,983	—	—
Other income	6,283	2,722	1,929
Total Noninterest Income	125,580	105,602	107,941
NONINTEREST EXPENSES
Salaries and employee benefits	221,167	228,745	206,893
Net occupancy	28,387	29,859	26,211
Equipment	26,802	24,113	23,945
Marketing	7,389	7,427	7,708
Outside data processing fees	27,140	25,165	21,682
Printing and office supplies	1,462	1,552	1,588
Intangible asset amortization	7,271	8,743	8,275
FDIC assessments	15,029	14,674	10,235
Other real estate owned and foreclosure expenses	2,076	3,318	823
Professional and other outside services	14,586	16,172	21,642
Other expenses	27,957	28,502	26,713
Total Noninterest Expenses	379,266	388,270	355,715
INCOME BEFORE INCOME TAX	231,728	259,232	255,674
Income tax expense	30,326	35,446	33,585
NET INCOME	201,402	223,786	222,089
Preferred stock dividends	1,875	1,875	1,406
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$199,527	$221,911	$220,683

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE DATA:
Basic Net Income Available to Common Stockholders	$3.42	$3.74	$3.83
Diluted Net Income Available to Common Stockholders	$3.41	$3.73	$3.81
Cash Dividends Paid to Common Stockholders	$1.39	$1.34	$1.25
Average Diluted Common Shares Outstanding (in thousands)	58,533	59,489	57,950

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net income	$201,402	$223,786	$222,089
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	(39,438)	70,084	(371,299)
Reclassification adjustment for (gain) loss included in net income	20,757	6,930	(1,194)
Tax effect	3,923	(16,173)	78,224
Net of tax	(14,758)	60,841	(294,269)

Unrealized gain (loss) on cash flow hedges:
Unrealized holding gain (loss) arising during the period	—	(179)	479
Reclassification adjustment for (gain) loss included in net income	—	15	521
Tax effect	—	34	(210)
Net of tax	—	(130)	790

Defined benefit pension plans:
Net gain (loss) arising during the period	2,586	3,045	(1,076)
Reclassification adjustment for amortization of prior service cost	—	82	82
Tax effect	(543)	(657)	209
Net of tax	2,043	2,470	(785)
Total other comprehensive income (loss), net of tax	(12,715)	63,181	(294,264)
Comprehensive income (loss)	$188,687	$286,967	$(72,175)

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2021	125	$125	—	$—	53,410,411	$6,676	$985,818	$864,839	$55,113	$1,912,571
Comprehensive loss:
Net income	—	—	—	—	—	—	—	222,089	—	222,089
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(294,264)	(294,264)
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.25 per share)	—	—	—	—	—	—	—	(72,748)	—	(72,748)
Issuance of stock related to acquisition	—	—	10,000	25,000	5,588,962	699	236,690	—	—	262,389
Share-based compensation	—	—	—	—	118,046	15	4,637	—	—	4,652
Stock issued under employee benefit plans	—	—	—	—	20,267	3	703	—	—	706
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	50,559	6	2,050	—	—	2,056
Stock options exercised	—	—	—	—	22,000	3	355	—	—	358
Restricted shares withheld for taxes	—	—	—	—	(39,662)	(6)	(1,627)	—	—	(1,633)
Balances, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	223,786	—	223,786
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	63,181	63,181
Cash dividends on preferred stock ($187.52 per share)	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Cash dividends on common stock ($1.34 per share)	—	—	—	—	—	—	—	(80,061)	—	(80,061)
Share-based compensation	—	—	—	—	133,877	17	5,141	—	—	5,158
Stock issued under employee benefit plans	—	—	—	—	27,902	3	751	—	—	754
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	67,135	8	2,172	—	—	2,180
Stock options exercised	—	—	—	—	65,025	8	1,102	—	—	1,110
Restricted shares withheld for taxes	—	—	—	—	(40,400)	(4)	(1,286)	—	—	(1,290)
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	201,402	—	201,402
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(12,715)	(12,715)
Cash dividends on preferred stock ($187.52 per share)	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Cash dividends on common stock ($1.39 per share)	—	—	—	—	—	—	—	(81,623)	—	(81,623)
Repurchases of common stock	—	—	—	—	(1,648,466)	(206)	(55,962)	—	—	(56,168)
Excise tax on common stock repurchases	—	—	—	—	—	—	(517)	—	—	(517)
Share-based compensation	—	—	—	—	89,886	11	5,807	—	—	5,818
Stock issued under employee benefit plans	—	—	—	—	21,330	3	653	—	—	656
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	62,825	8	2,253	—	—	2,261
Stock options exercised	—	—	—	—	49,084	6	894	—	—	900
Restricted shares withheld for taxes	—	—	—	—	(24,246)	(3)	(866)	—	—	(869)
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2024	2023	2022
Cash Flow From Operating Activities:
Net income	$201,402	$223,786	$222,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,700	3,500	16,755
Depreciation and amortization	26,849	11,711	11,815
Change in deferred taxes	1,624	6,599	9,065
Share-based compensation	5,818	5,158	4,652
Loans originated for sale	(1,171,131)	(793,125)	(251,306)
Proceeds from sales of loans held for sale	1,183,481	791,764	265,723
Gains on sales of loans held for sale	(12,079)	(8,479)	(4,373)
Gain on branch sale	(19,983)	—	—
Net (gains) losses on sales of securities available for sale	20,757	6,930	(1,194)
Increase in cash surrender of life insurance	(5,655)	(5,320)	(5,210)
Gains on life insurance benefits	(2,809)	(3,027)	(5,964)
Change in interest receivable	5,835	(12,594)	(20,695)
Change in interest payable	(2,810)	11,382	3,703
Operating lease right-of-use abandonment	—	2,083	—
Other adjustments	(789)	18,465	39,229
Net cash provided by operating activities	266,210	258,833	284,289
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	137,189	(310,019)	348,093
Purchases of:
Securities available for sale	(94,713)	(32,852)	(451,203)
Securities held to maturity	—	(5,653)	(292,493)
Proceeds from sales of securities available for sale	247,747	388,254	606,873
Proceeds from maturities and redemptions of:
Securities available for sale	51,424	56,182	201,846
Securities held to maturity	96,485	104,865	154,689
Change in Federal Home Loan Bank stock	79	(3,244)	1,899
Payment of capital calls to qualified affordable housing investments	(29,682)	(11,685)	(11,589)
Net change in loans	(419,410)	(621,786)	(1,165,548)
Net cash and cash equivalents received in acquisition	—	—	137,780
Net cash and cash equivalents paid in divestiture of branches	(243,504)	—	—
Proceeds from the sale of other real estate owned	781	1,748	496
Proceeds from life insurance benefits	9,859	10,357	24,047
Proceeds from mortgage portfolio loan sale	1,716	—	—
Proceeds from commercial portfolio loan sale	3,273	113,313	—
Other adjustments	(13,668)	(33,905)	(17,575)
Net cash used in investing activities	(252,424)	(344,425)	(462,685)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	203,261	(623,642)	(513,496)
Certificates of deposit and other time deposits	(235,640)	1,062,350	232,874
Borrowings	639,117	834,031	1,818,389
Repayment of borrowings	(509,708)	(1,119,200)	(1,332,889)
Cash dividends on preferred stock	(1,875)	(1,875)	(1,406)
Cash dividends on common stock	(81,623)	(80,061)	(72,748)
Stock issued under employee benefit plans	656	754	706
Stock issued under dividend reinvestment and stock purchase plans	2,261	2,180	2,056
Stock options exercised	900	1,110	358
Repurchase of common stock	(56,168)	—	—
Net cash provided (used) by financing activities	(38,819)	75,647	133,844
Net Change in Cash and Cash Equivalents	(25,033)	(9,945)	(44,552)
Cash and Cash Equivalents, January 1	112,649	122,594	167,146
Cash and Cash Equivalents, December 31	$87,616	$112,649	$122,594
Additional cash flow information:
Interest paid	$429,702	$337,104	$80,035
Income tax paid	7,627	34,838	13,819
Loans transferred to other real estate owned	820	1,224	6,469
Premises and equipment transferred to other real estate owned	69	5,020	1,490
Non-cash investing activities using trade date accounting	10,018	3,273	46,106
ROU assets obtained in exchange for new operating lease liabilities	7,102	2,253	10,516
Qualified affordable housing investments obtained in exchange for funding commitments	65,500	44,200	36,500

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the acquisition, liabilities were assumed as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Fair value of assets acquired	$—	$—	$2,510,576
Cash paid in acquisition	—	—	(79,324)
Less: Common stock issued	—	—	237,389
Less: Preferred stock issued	—	—	25,000
Liabilities assumed	$—	$—	$2,168,863

In conjunction with the divestiture, liabilities were divested as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Non-cash assets divested	$10,664	$—	$—
Cash paid in divestiture	243,504	—	—
Less: Final settlement receivable	6,011	—	—
Net gain on divestiture	19,983	—	—
Liabilities divested	$268,140	$—	$—

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PREPARATION
The accounting and reporting policies of the Corporation and the Bank, conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

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

BUSINESS COMBINATIONS
Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Details of the Corporation’s acquisitions are included in NOTE 2. ACQUISITIONS AND DIVESTITURES of these Notes to Consolidated Financial Statements.

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

INTEREST-BEARING DEPOSITS
Interest-bearing cash held at other banks, the Federal Reserve Bank and federal funds sold are included in interest-bearing deposits and have a maturity of less than three months. The Corporation maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes there is not significant credit risk on interest-bearing deposits.

INVESTMENT SECURITIES
Held to maturity securities are carried at amortized cost when the Corporation has the positive intent and ability to hold them until maturity. Available for sale securities are recorded at fair value on a recurring basis with the unrealized gains and losses, net of applicable income taxes, recorded in other comprehensive income (loss). Realized gains and losses are recorded in earnings and the prior fair value adjustments are reclassified within stockholders’ equity. Gains and losses on sales of securities are determined on the specific-identification method. Amortization of premiums are amortized to their earliest call date and accretion of discounts are amortized to the maturity date. The amortization is recorded as interest income from securities. Details of the Corporation’s investment securities portfolio are included in NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

ALLOWANCE FOR CREDIT LOSSES - LOANS (“ACL - LOANS”)
The ACL - Loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the collectibility of the loan is unlikely. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL - Loans are reported in the income statement as a component of provision for credit loss. The Corporation has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding the policies and methodology used to estimate the ACL - Loans is detailed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of these Notes to Consolidated Financial Statements.

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

LEASES
The Corporation leases certain land and premises from third parties and all are classified as operating leases. Operating leases are included in Other Assets and Other Liabilities on the Corporation’s Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right of Use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Short-term leases of twelve months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Corporation’s Consolidated Balance Sheets. Renewal and termination options are considered when determining short-term leases. Leases are accounted for at the individual level. Details of the Corporation’s leases are included in NOTE 8. LEASES of these Notes to Consolidated Financial Statements.

QUALIFIED AFFORDABLE HOUSING INVESTMENTS
Qualified affordable housing investments are investments related to low income housing tax credits (“LIHTC”). The purpose of the Corporation’s investment in LIHTC partnerships is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return on capital via the federal income tax credit. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships and, therefore, the Corporation is not the primary beneficiary of these partnerships. Accordingly, the Corporation does not consolidate these variable interest entities into its consolidated financial statements. Investments in LIHTCs are included in other assets on the Consolidated Balance Sheets and the unfunded commitments to provide additional capital for LIHTC investments are included in other liabilities on the Consolidated Balance Sheets. Additionally, the Corporation amortizes the cost of the qualifying investments in proportion to the tax credit and other tax benefits received over the life of the investment. The amortization and income tax credits are included as a component of income tax expense in the Consolidated Statements of Income. Details of the Corporation’s LIHTC investments are included in NOTE 9. QUALIFIED AFFORDABLE HOUSING INVESTMENTS of these Notes to Consolidated Financial Statements.

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

INTANGIBLE ASSETS
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Intangible assets with definite useful lives are subject to amortization and relate to core deposits, customer relationships and non-compete agreements. These intangible assets are being amortized on both the straight-line and accelerated basis over two to ten years. Intangible assets are periodically evaluated as to the recoverability of their carrying value. Details of the Corporation’s other intangible assets are included in NOTE 7. GOODWILL AND OTHER INTANGIBLES of these Notes to Consolidated Financial Statements.

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

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation completed its most recent annual goodwill impairment test during the fourth quarter of 2024 and concluded, based on current events and circumstances goodwill is not impaired. Details of the Corporation’s goodwill are included in NOTE 7. GOODWILL AND OTHER INTANGIBLES of these Notes to Consolidated Financial Statements.

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

DERIVATIVE INSTRUMENTS
Derivative instruments, which are recorded as assets or liabilities in the Consolidated Balance Sheets, are carried at fair value and reflects the estimated amounts that would have been received or paid to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. As part of the asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. Changes in the fair values of derivatives are reported in the consolidated statements of operations or AOCI depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives that qualify for hedge accounting treatment are designated as either: (1) a hedge of the fair value of the recognized asset or liability, or of an unrecognized firm commitment (a fair value hedge); or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For cash flow hedges, changes in the fair values of the derivative instruments are reported in AOCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in AOCI are reflected in the Consolidated Statements of Income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, the Corporation establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized in the Consolidated Statements of Income. The Corporation excludes the time value expiration of the hedge when measuring ineffectiveness.

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
Details of the Corporation’s derivative instruments are included in NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements represent securities the Corporation routinely sells to certain treasury management customers and then repurchases these securities the next day. Securities sold under repurchase agreements are reflected as secured borrowings in the Corporation’s Consolidated Balance Sheets at the amount of cash received in connection with each transaction. Details of the Corporation’s repurchase agreements are included in NOTE 11. BORROWINGS of these Notes to Consolidated Financial Statements.

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

SHARE-BASED COMPENSATION
Stock option and restricted stock award plans are maintained by the Corporation. The compensation costs are recognized for stock options and restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options.  The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the appropriate service period, which is generally three years. Details of the Corporation’s share-based compensation are included in NOTE 17. SHARE-BASED COMPENSATION of these Notes to Consolidated Financial Statements.

INCOME TAX
Income tax expense in the Consolidated Statements of Income is the total of the current year income tax due or refundable and changes in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts from the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2021.

The Corporation accounts for income taxes under the provisions of ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Per the guidance in ASC 740, the Corporation has not identified any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation reviews income tax expense and the carrying value of deferred tax assets and liabilities quarterly; as new information becomes available, the balances are adjusted, if applicable. The Corporation’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. Details of the Corporation’s income taxes are included in NOTE 19. INCOME TAX of these Notes to Consolidated Financial Statements.

NET INCOME PER COMMON SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and non-vested restricted stock awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. Details of the Corporation’s net income per share are included in NOTE 20. NET INCOME PER COMMON SHARE of these Notes to Consolidated Financial Statements.

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

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Corporation adopted this guidance in 2024 and adoption did not have a significant impact on the Corporation’s financial statements or disclosures, as the Corporation has one operating segment. See NOTE 22. SEGMENT INFORMATION of these Notes to Consolidated Financial Statements for disclosure.

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

FASB Accounting Standards Update - No. 2024-03 - Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures
Summary - The FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures in the fourth quarter of 2024. This ASU requires public business entities to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods.

The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a significant impact on the Corporation’s financial statements or disclosures.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 2

ACQUISITIONS AND DIVESTITURES

Old Second National Bank Branch Sale

On December 6, 2024, the Bank completed its sale of five branches in the suburban Chicago market to Old Second National Bank (“Old Second”). Pursuant to the terms of the branch sale agreement, Old Second assumed certain deposit liabilities and acquired certain loans, as well as cash and premises and equipment. The Bank recognized a gain on sale of $20.0 million related to the branch sale for the year ended December 31, 2024.

The following table summarizes the assets and liabilities related to the branch sale:

December 6, 2024
Assets
Cash and due from banks	$419
Loans	7,410
Premises and equipment	3,233
Interest receivable and other assets	21
Total Assets	$11,083
Liabilities
Deposits	$267,448
Interest payable and other liabilities	692
Total Liabilities	268,140

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

Of the total purchase price, $18.6 million has been allocated to other intangible assets. Approximately $17.2 million was allocated to a core deposit intangible, which will be amortized over its estimated life of 10 years. Approximately $1.4 million was allocated to a non-compete intangible, which was amortized over its estimated life of 2 years. The remaining purchase price has been allocated to goodwill, which is not deductible for tax purposes.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 3

CASH AND CASH EQUIVALENTS AND INTEREST-BEARING DEPOSITS

At December 31, 2024, the Corporation’s noninterest bearing deposits, included in cash and cash equivalents, and interest-bearing deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $35.8 million. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $283.4 million at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation has historically been required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  However, the Federal Reserve announced on March 15, 2020 that in order to support the flow of credit to households and businesses during the COVID-19 pandemic, reserve requirement ratios would move to zero effective March 26, 2020. The reserve requirement ratios remained at zero as of December 31, 2024.

NOTE 4

INVESTMENT SECURITIES

The following table summarizes the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of December 31, 2024 and December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$95,462	$—	$16,081	$79,381
State and municipal	996,541	19	133,386	863,174
U.S. Government-sponsored mortgage-backed securities	519,943	403	88,724	431,622
Corporate obligations	12,960	—	662	12,298
Total available for sale	$1,624,906	$422	$238,853	$1,386,475

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$111,521	$—	$16,214	$95,307
State and municipal	1,181,029	364	116,222	1,065,171
U.S. Government-sponsored mortgage-backed securities	541,343	462	86,990	454,815
Corporate obligations	12,947	—	1,128	11,819
Total available for sale	$1,846,840	$826	$220,554	$1,627,112

The following table summarizes the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of December 31, 2024 and December 31, 2023.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$345,531	$—	$345,531	$—	$63,112	$282,419
State and municipal	1,085,921	245	1,085,676	299	185,784	900,436
U.S. Government-sponsored mortgage-backed securities	641,513	—	641,513	—	102,343	539,170
Foreign investment	1,500	—	1,500	—	5	1,495
Total held to maturity	$2,074,465	$245	$2,074,220	$299	$351,244	$1,723,520

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$64,159	$309,843
State and municipal	1,099,201	245	1,098,956	1,625	152,113	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	99,448	610,346
Foreign investment	1,500	—	1,500	—	28	1,472
Total held to maturity	$2,184,497	$245	$2,184,252	$1,625	$315,748	$1,870,374

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
Accrued interest on investment securities available for sale and held to maturity at December 31, 2024 and December 31, 2023 of $22.5 million and $25.2 million, respectively, is included in the Interest Receivable line on the Corporation’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

In determining the allowance for credit losses on investment securities available for sale that are in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through the income statement. For investment securities available for sale that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive loss. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses. Investment securities available for sale are charged off against the allowance or, in the absence of any allowance, written down through the income statement when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and U.S. Government-sponsored mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation’s portfolio have been insignificant. Furthermore, as of December 31, 2024, there were no past due principal and interest payments associated with these securities. The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of December 31, 2024 and December 31, 2023 based on applying the long-term historical credit rate, as published by Moody’s, for similar rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at December 31, 2024, aggregated by credit quality indicator.

	Held to Maturity
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Foreign investment	Total
Credit Rating:
Aaa	$345,531	$120,801	$641,513	$—	$1,107,845
Aa1	—	148,923	—	—	148,923
Aa2	—	184,341	—	—	184,341
Aa3	—	185,166	—	—	185,166
A1	—	65,665	—	—	65,665
A2	—	20,317	—	—	20,317
Non-rated	—	360,708	—	1,500	362,208
Total	$345,531	$1,085,921	$641,513	$1,500	$2,074,465

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
The following tables summarize, as of December 31, 2024 and December 31, 2023, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$—	$—	$79,381	$16,081	$79,381	$16,081
State and municipal	40,398	2,115	820,663	131,271	861,061	133,386
U.S. Government-sponsored mortgage-backed securities	82,724	1,660	318,310	87,064	401,034	88,724
Corporate obligations	—	—	12,268	662	12,268	662
Total investment securities available for sale	$123,122	$3,775	$1,230,622	$235,078	$1,353,744	$238,853

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$—	$—	$95,307	$16,214	$95,307	$16,214
State and municipal	55,514	1,076	963,584	115,146	1,019,098	116,222
U.S. Government-sponsored mortgage-backed securities	11,493	25	422,868	86,965	434,361	86,990
Corporate obligations	—	—	11,788	1,128	11,788	1,128
Total investment securities available for sale	$67,007	$1,101	$1,493,547	$219,453	$1,560,554	$220,554

The following table summarizes investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$16,081	12
State and municipal	133,386	611
U.S. Government-sponsored mortgage-backed securities	88,724	127
Corporate obligations	662	10
Total investment securities available for sale	$238,853	760

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$16,214	14
State and municipal	116,222	691
U.S. Government-sponsored mortgage-backed securities	86,990	150
Corporate obligations	1,128	10
Total investment securities available for sale	$220,554	865

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

	December 31, 2024	December 31, 2023
Investments available for sale reported at less than historical cost:
Historical cost	$1,592,597	$1,781,108
Fair value	1,353,744	1,560,554
Gross unrealized losses	$238,853	$220,554
Percent of the Corporation's investments available for sale in an unrealized loss position	97.6%	95.9%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2024 and December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2024
Due in one year or less	$1,800	$1,795	$5,268	$5,254
Due after one through five years	12,189	11,857	124,004	117,999
Due after five through ten years	168,338	151,467	174,533	154,533
Due after ten years	922,636	789,734	1,129,147	906,564
	1,104,963	954,853	1,432,952	1,184,350
U.S. Government-sponsored mortgage-backed securities	519,943	431,622	641,513	539,170
Total Investment Securities	$1,624,906	$1,386,475	$2,074,465	$1,723,520

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2023
Due in one year or less	$1,390	$1,382	$3,041	$3,043
Due after one through five years	24,899	23,372	118,592	111,723
Due after five through ten years	127,948	120,385	135,805	126,461
Due after ten years	1,151,260	1,027,158	1,217,265	1,018,801
	1,305,497	1,172,297	1,474,703	1,260,028
U.S. Government-sponsored mortgage-backed securities	541,343	454,815	709,794	610,346
Total Investment Securities	$1,846,840	$1,627,112	$2,184,497	$1,870,374

Securities with a carrying value of approximately $3.3 billion and $1.8 billion were pledged at December 31, 2024 and 2023, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law. Pledged securities increased from December 31, 2023 as a result of the Corporation pledging additional securities to the Discount Window at the Federal Reserve Bank to be used as an alternative funding source, if needed.

The book value of securities pledged and available under agreements to repurchase amounted to $173.0 million at December 31, 2024 and $181.4 million at December 31, 2023.

Gross gains and losses on the sales of investment securities available for sale for the years indicated are shown below.

	2024	2023	2022
Sales and redemptions of investment securities available for sale:
Gross gains	$8	$759	$1,264
Gross losses	(20,765)	(7,689)	(70)
Net gains (losses) of sales and redemptions of investment securities available for sale	$(20,757)	$(6,930)	$1,194

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at December 31, 2024 and December 31, 2023, were $18.7 million and $18.9 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated:

	December 31, 2024	December 31, 2023

Commercial and industrial loans	$4,114,292	$3,670,948
Agricultural land, production and other loans to farmers	256,312	263,414
Real estate loans:
Construction	792,144	957,545
Commercial real estate, non-owner occupied	2,274,016	2,400,839
Commercial real estate, owner occupied	1,157,944	1,162,083
Residential	2,374,729	2,288,921
Home equity	659,811	617,571
Individuals' loans for household and other personal expenditures	166,028	168,388
Public finance and other commercial loans	1,059,083	956,318
Loans	$12,854,359	$12,486,027

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the risk grading of the Corporation’s loan portfolio by loan class and gross charge-offs by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, the consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

December 31, 2024
	Term Loans (amortized cost basis by origination year)
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$1,314,174	$493,138	$196,877	$158,215	$55,639	$49,554	$1,576,409	$130	$3,844,136
Special Mention	14,982	13,282	20,837	1,097	2,222	348	41,187	—	93,955
Substandard	29,238	32,285	26,973	7,249	1,081	1,134	75,649	513	174,122
Doubtful	1,473	606	—	—	—	—	—	—	2,079
Total Commercial and industrial loans	1,359,867	539,311	244,687	166,561	58,942	51,036	1,693,245	643	4,114,292
Current period gross write-offs	1,242	39,087	341	8,605	500	424	—	—	50,199
Agricultural land, production and other loans to farmers
Pass	28,600	23,070	30,518	26,442	27,105	29,930	84,502	—	250,167
Special Mention	169	—	245	—	446	422	528	—	1,810
Substandard	2,554	48	800	682	34	81	136	—	4,335
Total Agricultural land, production and other loans to farmers	31,323	23,118	31,563	27,124	27,585	30,433	85,166	—	256,312
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Real estate loans:
Construction
Pass	241,622	203,829	114,794	31,864	6,398	8,549	12,836	—	619,892
Special Mention	74,879	21,853	19,019	15,214	—	40	—	—	131,005
Substandard	22,305	—	18,292	—	—	—	—	—	40,597
Doubtful	—	—	—	650	—	—	—	—	650
Total Construction	338,806	225,682	152,105	47,728	6,398	8,589	12,836	—	792,144
Current period gross write-offs	—	—	—	—	—	—	—	—	—
Commercial real estate, non-owner occupied
Pass	383,279	275,907	342,442	406,289	327,372	278,362	19,863	—	2,033,514
Special Mention	79,440	9,051	35,230	12,975	5,287	28,200	—	—	170,183
Substandard	34,215	2,506	6,737	6,656	18,607	1,598	—	—	70,319
Total Commercial real estate, non-owner occupied	496,934	287,464	384,409	425,920	351,266	308,160	19,863	—	2,274,016
Current period gross write-offs	—	339	3	—	—	1	—	—	343
Commercial real estate, owner occupied
Pass	194,703	141,964	164,725	217,319	198,314	127,431	31,573	—	1,076,029
Special Mention	1,887	11,013	7,555	9,910	8,603	1,951	460	—	41,379
Substandard	13,310	7,669	3,189	11,294	1,522	3,552	—	—	40,536
Total Commercial real estate, owner occupied	209,900	160,646	175,469	238,523	208,439	132,934	32,033	—	1,157,944
Current period gross write-offs	—	—	—	—	9	—	—	—	9
Residential
Pass	221,016	413,552	672,713	397,192	326,154	293,785	8,887	13	2,333,312
Special Mention	1,528	1,953	6,228	4,102	2,891	3,152	150	—	20,004
Substandard	1,306	1,912	8,849	3,989	1,216	3,794	347	—	21,413
Total Residential	223,850	417,417	687,790	405,283	330,261	300,731	9,384	13	2,374,729
Current period gross write-offs	—	173	779	136	20	288	—	—	1,396
Home equity
Pass	6,788	4,354	24,810	51,313	10,486	3,976	535,132	12,124	648,983
Special Mention	38	—	375	285	297	69	4,568	442	6,074
Substandard	61	—	572	815	—	96	2,244	966	4,754
Total Home Equity	6,887	4,354	25,757	52,413	10,783	4,141	541,944	13,532	659,811
Current period gross write-offs	—	10	35	22	—	267	—	—	334
Individuals' loans for household and other personal expenditures
Pass	40,819	21,867	31,356	10,520	2,276	4,693	53,180	180	164,891
Special Mention	153	234	347	175	59	40	128	—	1,136
Substandard	—	—	—	—	—	—	—	1	1
Total Individuals' loans for household and other personal expenditures	40,972	22,101	31,703	10,695	2,335	4,733	53,308	181	166,028
Current period gross write-offs	208	920	523	184	47	80	—	—	1,962
Public finance and other commercial loans
Pass	161,072	53,750	203,884	195,066	146,377	298,802	132	—	1,059,083
Total Public finance and other commercial loans	161,072	53,750	203,884	195,066	146,377	298,802	132	—	1,059,083
Loans	$2,869,611	$1,733,843	$1,937,367	$1,569,313	$1,142,386	$1,139,559	$2,447,911	$14,369	$12,854,359
Total current period gross charge-offs	$1,450	$40,529	$1,681	$8,947	$576	$1,060	$—	$—	$54,243

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Total past due loans equaled $116.2 million as of December 31, 2024, a $37.0 million increase from the total of $79.2 million for December 31, 2023. At December 31, 2024, 30-59 Days Past Due loans totaled $35.8 million, an increase of $1.7 million from December 31, 2023. At December 31, 2024, 60-89 Days Past Due loans totaled $32.6 million, an increase of $21.4 million from December 31, 2023. Of the $21.4 million increase, $20.0 million was in the construction loan class. At December 31, 2024, 90 Days or More Past Due loans totaled $47.8 million, an increase of $13.8 million from December 31, 2023. The primary increases were $2.9 million, $4.0 million, and $6.7 million, in the commercial and industrial, construction and residential loan classes, respectively. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated:

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,096,605	$7,428	$473	$9,786	$4,114,292	$2,010
Agricultural land, production and other loans to farmers	256,148	164	—	—	256,312	—
Real estate loans:
Construction	761,819	4,332	22,005	3,988	792,144	3,683
Commercial real estate, non-owner occupied	2,259,549	2,407	1,718	10,342	2,274,016	—
Commercial real estate, owner occupied	1,153,861	3,783	—	300	1,157,944	—
Residential	2,337,002	12,302	6,606	18,819	2,374,729	208
Home equity	649,238	4,431	1,569	4,573	659,811	—
Individuals' loans for household and other personal expenditures	164,891	926	210	1	166,028	1
Public finance and other commercial loans	1,059,083	—	—	—	1,059,083	—
Loans	$12,738,196	$35,773	$32,581	$47,809	$12,854,359	$5,902

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$3,657,447	$5,021	$1,622	$6,858	$3,670,948	$86
Agricultural land, production and other loans to farmers	263,414	—	—	—	263,414	—
Real estate loans:
Construction	955,588	—	1,957	—	957,545	—
Commercial real estate, non-owner occupied	2,376,184	12,995	195	11,465	2,400,839	—
Commercial real estate, owner occupied	1,161,869	—	104	110	1,162,083	—
Residential	2,259,496	11,810	5,472	12,143	2,288,921	—
Home equity	608,948	3,614	1,647	3,362	617,571	52
Individuals' loans for household and other personal expenditures	167,553	635	192	8	168,388	—
Public finance and other commercial loans	956,284	—	—	34	956,318	34
Loans	$12,406,783	$34,075	$11,189	$33,980	$12,486,027	$172

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

The following table summarizes the Corporation’s non-accrual loans by loan class as of the dates indicated:

	December 31, 2024		December 31, 2023
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$8,090	$4,937	$9,050	$1,015
Agricultural land, production and other loans to farmers	75	—	58	—
Real estate loans:
Construction	24,629	22,650	520	—
Commercial real estate, non-owner occupied	12,118	10,153	11,932	11,095
Commercial real estate, owner occupied	2,440	1,904	3,041	2,257
Residential	21,491	—	25,140	—
Home equity	4,924	—	3,820	—
Individuals' loans for household and other personal expenditures	6	—	19	—
Loans	$73,773	$39,644	$53,580	$14,367

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on non-accrual loans for the twelve months ended December 31, 2024 and 2023.

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

The following tables present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses, for December 31, 2024 and 2023. The total collateral dependent loans for December 31, 2024 increased $24.1 million from December 31, 2023. The primary changes were related to an increase of $22.6 million and $10.1 million, respectively, in the construction and commercial real estate, non-owner occupied loan classes, which was offset by a decrease of $8.6 million in the commercial and industrial loan class.

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$23,455	$23,455	$7,803
Real estate loans:
Construction	—	22,652	—	22,652	—
Commercial real estate, non-owner occupied	27,583	—	—	27,583	4,295
Commercial real estate, owner occupied	9,748	—	—	9,748	—
Residential	—	1,174	—	1,174	189
Home equity	—	201	—	201	25
Loans	$37,331	$24,027	$23,455	$84,813	$12,312

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$32,029	$32,029	$11,474
Real estate loans:
Construction	—	7	—	7	—
Commercial real estate, non-owner occupied	17,516	—	—	17,516	35
Commercial real estate, owner occupied	9,452	—	—	9,452	—
Residential	—	1,439	—	1,439	230
Home equity	—	223	—	223	30
Loans	$26,968	$1,669	$32,029	$60,666	$11,769

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of the above. The following table presents the amortized cost basis of loans at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year Ended December 31, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$11,073	$19,152	$246	$—	$68	$—	0.74%
Agricultural land, production and other loans to farmers	2,230	—	—	—	—	—	0.87%
Real estate loans:
Construction	—	2,393	—	22,000	—	—	3.08%
Commercial real estate, non-owner occupied	—	18,933	—	—	—	—	0.83%
Commercial real estate, owner occupied	—	6,133	—	—	—	—	0.53%
Residential	2,509	340	—	683	43	532	0.17%
Home equity	—	61	—	161	—	—	0.03%
Total	$15,812	$47,012	$246	$22,844	$111	$532

	Year Ended December 31, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$857	$16,572	$—	$231	0.48%
Agricultural land, production and other loans to farmers	—	58	—	—	0.02%
Real estate loans:
Construction	—	11	—	—	—%
Commercial real estate, non-owner occupied	—	11,823	—	7,657	0.81%
Commercial real estate, owner occupied	5,540	10,123	—	71	1.35%
Residential	—	129	469	—	0.03%
Home equity	—	63	—	29	0.01%
Total	$6,397	$38,779	$469	$7,988

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024 and 2023.

Year Ended December 31, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $180,000.	Extended loans by a weighted average of 8 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.		Reduced the weighted average contractual interest rate from 10.24% to 7.90%. Extended loans by a weighted average of 67 months.
Agricultural land, production and other loans to farmers	Provided payment deferrals with weighted average delayed amounts of $17,000.
Real estate loans:
Construction		Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $475,000. Extended loans by a weighted average of 2 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 16 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 12 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $23,000.	Extended loans by a weighted average of 11 months.		Provided payment deferrals with weighted average delayed amounts of $8,000. Extended loans by a weighted average of 152 months.	Reduced the weighted average contractual interest rate from 8.00% to 6.00%. Extended loans by a weighted average of 120 months.
Reduced the weighted average contractual interest rate from 5.74% to 4.02%. Extended loans by a weighted average of 90 months. Provided payment deferrals with weighted average delayed amounts of $13,000.

Home equity		Extended loans by a weighted average of 5 months.		Provided payment deferrals with weighted average delayed amounts of $7,800. Extended loans by a weighted average of 60 months.

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

	Year Ended December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$26,208	$2,858	$—	$1,473	$30,539
Agricultural land, production and other loans to farmers	2,230	—	—	—	2,230
Real estate loans:
Construction	2,393	—	22,000	—	24,393
Commercial real estate, non-owner occupied	10,253	—	—	8,680	18,933
Commercial real estate, owner occupied	2,560	3,573	—	—	6,133
Residential	2,046	237	365	1,459	4,107
Home equity	222	—	—	—	222
Total	$45,912	$6,668	$22,365	$11,612	$86,557

	Year Ended December 31, 2023
	Current	60-89 Days Past Due	Total
Commercial and industrial loans	$17,660	$—	$17,660
Agricultural land, production and other loans to farmers	58	—	58
Real estate loans:
Construction	11	—	11
Commercial real estate, non-owner occupied	19,480	—	19,480
Commercial real estate, owner occupied	15,734	—	15,734
Residential	473	125	598
Home equity	92	—	92
Total	$53,508	$125	$53,633

Allowance for Credit Losses on Loans

The ACL - Loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge-offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the collectibility of the loan is unlikely. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

The allowance represents the Corporation’s best estimate of current expected credit losses on loans using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The current expected credit loss (“CECL”) calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the ACL - Loans is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

In calculating the ACL - Loans, the loan portfolio was pooled into ten loan segments with similar risk characteristics. Common characteristics include the type or purpose of the loan, underlying collateral and historical/expected credit loss patterns. In developing the loan segments, the Corporation analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process, but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other factors, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending, investment, collection and other relevant management staff, (vi) changes in the volume and severity of past due financial assets, the volume of the nonaccrual assets, and the volume and severity of adversely classified or graded assets, (vii) the value of underlying collateral for loans that are not collateral dependent, and (viii) other environmental factors of a borrower such as regulatory, legal and technological considerations, as well as competition and changes in the economic and business conditions that affect the collectability of financial assets. At CECL adoption, the Corporation established certain qualitative factors that were expected to correlate to losses within the loan portfolio. During a scheduled review of qualitative factors in 2023, the Corporation determined there had not been significant evidence of correlation to losses for the qualitative factors that included i) changes in experience, ability and depth of lending management and staff; ii) changes in lending policies and procedures; iii) changes in the quality of the credit review function; iv) portfolio mix and growth; and v) industry concentration. The Corporation decided to refine these qualitative factors in order to improve our ability to assess related risk and enhance our ability to correlate to losses. The Corporation’s evaluation of the qualitative approach resulted in an insignificant change to the ACL – Loans estimate.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within the loan segments. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific reserve allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other factors. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The fair value of collateral supporting collateral dependent loans is evaluated on a quarterly basis.

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

The ACL - Loans decreased $12.2 million during the year ended December 31, 2024. The allowance decreased primarily due to $49.4 million of net charge-offs during the year ended December 31, 2024. The increase in net charge-offs was primarily related to two commercial relationships that accounted for $42.7 million of charge-offs. One borrower experienced a sudden change in revenue from the cancellation and inability to renegotiate their contracts with the U.S. Government. This negatively impacted the value of the borrower’s business and resulted in their inability to repay principal and interest. The second borrower provided notification of its plans to cease operations. The Corporation does not believe these charge-offs are indicative of the portfolio as a whole. In 2024, the Corporation recorded $37.2 million in provision for credit losses - loans, which was offset by a release in reserve of $1.5 million related to the allowance for unfunded commitments, resulting in a net provision expense for the year ended December 31, 2024 of $35.7 million.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize changes in the ACL - Loans by loan segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses - loans	44,455	7,167	(15,039)	617	37,200
Recoveries on loans	3,153	236	—	1,477	4,866
Loans charged off	(50,199)	(352)	—	(3,692)	(54,243)
Balances. December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757

	Year Ended December 31, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses - loans	17,401	(2,735)	(4,132)	(3,234)	7,300
Recoveries on loans	995	60	—	1,341	2,396
Loans charged off	(23,264)	(116)	—	(4,659)	(28,039)
Balances. December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934

	Year Ended December 31, 2022
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2021	$69,935	$60,665	$20,206	$44,591	$195,397
Provision for credit losses - loans	16,697	(20,425)	6,367	(2,639)	—
CECL Day 1 non-PCD provision for credit losses - loans	2,957	5,539	871	4,588	13,955
CECL Day 1 PCD ACL - loans	12,970	2,981	648	—	16,599
Recoveries on loans	872	1,096	863	1,096	3,927
Loans charged off	(1,215)	(3,017)	—	(2,369)	(6,601)
Balances. December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277

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

Financial instruments with off-balance sheet risk were as follows:

	December 31, 2024	December 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$5,006,085	$5,025,790
Standby letters of credit	$71,271	$65,580

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments declined by $1.5 million and $3.8 million during the years ended December 31, 2024 and 2023, respectively. This reserve level remains appropriate and is reported in Other Liabilities as of December 31, 2024 in the Consolidated Balance Sheets.

The following table details activity in the ACL for off-balance sheet commitments:

	2024	2023
Balance, January 1	$19,500	$23,300
Provision for credit losses - unfunded commitments	(1,500)	(3,800)
Balance, December 31	$18,000	$19,500

NOTE 6

PREMISES AND EQUIPMENT

The following table summarizes the Corporation’s premises and equipment as of December 31, 2024 and 2023:

	2024	2023
Cost at December 31:
Land	$24,785	$25,655
Buildings and Leasehold Improvements	185,741	186,444
Equipment	153,011	148,258
Total Cost	363,537	360,357
Accumulated Depreciation and Amortization	(233,794)	(226,461)
Net	$129,743	$133,896

First Merchants Corporation sold five Illinois branches in the fourth quarter of 2024 which resulted in reductions to premises and equipment of $3.2 million. Details regarding the branch sale are discussed in NOTE 2. ACQUISITIONS AND DIVESTITURES of these Notes to Consolidated Financial Statements.

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Details regarding the lease contracts are discussed in NOTE 8. LEASES of these Notes to Consolidated Financial Statements.

NOTE 7

GOODWILL AND OTHER INTANGIBLES

The Corporation’s goodwill was $712.0 million for the years ended December 31, 2024 and 2023.

During the fourth quarter of 2024 and 2023, the Corporation performed its annual goodwill impairment testing and the fair value exceeded the Corporation’s carrying value. Based on the analysis performed, the Corporation concluded goodwill was not impaired as of December 31, 2024 and 2023.

For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2024	2023
Gross carrying amount	$123,285	$123,285
Accumulated amortization	(103,457)	(96,186)
Total core deposit and other intangibles	$19,828	$27,099

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Amortization expense for the years ended December 31, 2024, 2023 and 2022, was $7.3 million, $8.7 million and $8.3 million, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Estimated future amortization expense is summarized as follows:

Amortization Expense
2025	$6,028
2026	4,910
2027	3,603
2028	2,852
2029	1,137
After 2029	1,298
$19,828

NOTE 8

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

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2024 and 2023:

	2024	2023
Operating lease assets	$21,085	$18,912
Total lease assets	$21,085	$18,912

Operating lease liabilities	$23,873	$22,335
Total lease liabilities	$23,873	$22,335

Weighted average remaining lease term (years)
Operating leases	6.5	6.3
Weighted average discount rate
Operating leases	3.8%	3.2%

The table below presents the components of lease expense for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Lease Cost:
Operating lease cost	$5,514	$7,696	$5,233
Short-term lease cost	566	478	470
Variable lease cost	1,298	1,534	1,073
Sublease income	$(5)	$(16)	$(23)
Total lease cost	$7,373	$9,692	$6,753

The Corporation performs impairment assessments for ROU assets when events or changes in circumstances indicate their carrying values may not be recoverable. The year ended December 31, 2023 operating lease cost includes $2.1 million related to the abandonment of a leased office building. The recognized loss was recorded in net occupancy expense in the Consolidated Statements of Income.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
2025	$6,181
2026	4,562
2027	3,863
2028	3,479
2029	2,434
After 2029	6,513
Total lease payments	$27,032
Less: Present value discount	3,159
Present value of lease liabilities	$23,873

Other Information	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,073	$5,742	$5,329
ROU assets obtained in exchange for new operating lease liabilities	$7,102	$2,253	$10,516

NOTE 9

QUALIFIED AFFORDABLE HOUSING INVESTMENTS

The Corporation has investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to earn an adequate return of capital through the receipt of low income housing tax credits and to assist the Corporation in achieving goals associated with the CRA. These investments are included in other assets on the Consolidated Balance Sheet, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense. Details of the accounting treatment of the Corporation’s LIHTC investments are included in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

The following table summarizes the Corporation’s affordable housing investments as of December 31, 2024 and 2023:

	2024		2023
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$167,685	$132,226	$114,514	$96,408

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Amortization expense	$12,040	$6,324	$812
Tax credits recognized	11,782	5,327	1,055

NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below as of the dates indicated:

	December 31, 2024	December 31, 2023
Demand deposits	$7,980,061	$7,965,862
Savings deposits	4,522,758	4,516,433
Certificates and other time deposits of $100,000 or more	1,043,068	1,408,985
Other certificates and time deposits	692,068	849,906
Brokered certificates of deposits	283,671	80,267
Total deposits	$14,521,626	$14,821,453

Deposits decreased $299.8 million from December 31, 2023. The majority of the decrease was due to the sale of the Illinois branch deposits of $267.4 million. Details regarding the branch sale are discussed in NOTE 2. ACQUISITIONS AND DIVESTITURES of these Notes to Consolidated Financial Statements. At December 31, 2024 and 2023, deposits exceeding the FDIC’s Standard Maximum Deposit Insurance Amount of $250,000 were $8.7 billion and $8.6 billion, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2024, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2025	$1,743,960
2026	85,236
2027	99,634
2028	86,322
2029	3,018
After 2029	637
$2,018,807

NOTE 11

BORROWINGS

The following table summarizes the Corporation’s borrowings as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Federal funds purchased	$99,226	$—
Securities sold under repurchase agreements	142,876	157,280
Federal Home Loan Bank advances	822,554	712,852
Subordinated debentures and other borrowings	93,529	158,644
Total Borrowings	$1,158,185	$1,028,776

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2024 and 2023 totaled $194.2 million and $242.2 million, respectively, and the average of such agreements totaled $136.0 million and $171.3 million during 2024 and 2023, respectively.

Transfers Accounted For As Secured Borrowings

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2024 and 2023 were:

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$142,876	$—	$—	$—	$142,876

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$157,280	$—	$—	$—	$157,280

Contractual maturities of borrowings as of December 31, 2024, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2025	$99,226	$142,876	$95,000	$1,157
2026	—	—	75,000	—
2027	—	—	250,000	—
2028	—	—	190,000	5,000
2029	—	—	150,000	30,000
2030 and after	—	—	62,554	60,753
ASC 805 fair value adjustments at acquisition	—	—	—	(3,381)
	$99,226	$142,876	$822,554	$93,529

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2024, the outstanding FHLB advances had interest rates from 1.50 to 4.94 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2024, was $733.1 million. As of December 31, 2024, the Corporation had $305.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2024 and 2023, subordinated debentures and term loans totaled $93.5 million and $158.6 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At December 31, 2024 and 2023, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of December 31, 2024 and 2023, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate (“CME Term SOFR”), plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2024 and 2023, was 6.18 percent and 7.21 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At December 31, 2024 and 2023, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of December 31, 2024 and 2023, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2024 and 2023, was 6.12 percent and 7.15 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due in 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and converted to floating on October 30, 2023. As of December 31, 2024 and 2023, the Senior Debt had an annual floating rate equal to three-month CME Term SOFR, plus the 0.26161 percent spread adjustment, plus 2.345 percent. The interest rate on the Senior Debt was 7.18 percent and 7.98 percent as of December 31, 2024 and 2023, respectively. The Corporation had an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption was subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem began with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. During the first quarter of 2024, the Corporation exercised its rights to redeem $40.0 million in principal and paid the debt in full on the scheduled interest payment date. Additionally, in the second quarter of 2024, the Corporation exercised its rights to redeem the remaining $25.0 million in principal and paid the debt on the scheduled interest payment date. Both redemptions were permitted under the optional redemptions provisions of the Subordinated Note Certificate representing the Subordinated Debt. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of December 31, 2024 and 2023 the Corporation was in compliance with these covenants.

•Level One Subordinated Notes. On April 1, 2022, the Corporation assumed certain subordinated notes in conjunction with its acquisition of Level One. The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75 percent per annum, payable semiannually through December 18, 2024. The notes bear a floating interest rate equal to the three-month CME Term SOFR plus 3.11 percent, payable quarterly, after December 18, 2024 through maturity. The notes mature on December 18, 2029, and the Corporation has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. During the first quarter of 2025, the Corporation distributed notice of redemption of $30.0 million in principal amount. The redemption is permitted under the optional redemptions provisions of the Subordinated Notes and will occur in the first quarter of 2025 on the scheduled interest payment date.

•Other Borrowings. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.1 million and $7.3 million as of December 31, 2024 and 2023, respectively. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million and $1.2 million as of December 31, 2024 and 2023, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Line of Credit. As of December 31, 2024, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. (the “Lender”). Under the terms of the Credit Agreement, the Lender has provided the Corporation with a revolving line of credit of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly, and the Credit Facility has a maturity date of September 30, 2025. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. As of December 31, 2024, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2024 and 2023 the Corporation had no interest rate swaps or caps designated as hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2024 and 2023, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation doesn't expect to reclassify income (loss) associated with derivatives from accumulated other comprehensive loss to interest expense.

The amount of gain recognized in other comprehensive income (loss) is included in the table below for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion) For the Year Ended December 31,
	2024	2023
Interest rate products	$—	$179

The amount of loss reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the table below for the years ended December 31, 2024, 2023 and 2022.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
		2024	2023	2022
Interest rate contracts	Interest expense	$—	$(15)	$(521)

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Balance Sheets, as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,386,757	$76,528	$1,355,947	$78,743
Forward contracts related to mortgage loans to be delivered for sale	39,142	465	15,160	469
Interest rate lock commitments	15,000	140	22,706	167
Included in other assets	$1,440,899	$77,133	$1,393,813	$79,379
Included in other liabilities:
Interest rate swaps	$1,486,764	$76,450	$1,355,947	$78,811
Forward contracts related to mortgage loans to be delivered for sale	13,020	18	25,290	191
Interest rate lock commitments	14,457	100	1,025	6
Included in other liabilities	$1,514,241	$76,568	$1,382,262	$79,008

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2024	2023	2022
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$832	$1,138	$1,112
Interest rate lock commitments	Net gains and fees on sales of loans	(121)	185	71
Total net gain recognized in income		$711	$1,323	$1,183

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2024, the termination value of derivatives in a net liability position related to these agreements was $3.9 million, which resulted in no collateral pledged to counterparties as of December 31, 2024. While the Corporation did not breach any of these provisions as of December 31, 2024, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation did not have any Level 1 securities as of December 31, 2024. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities, U.S. Government-sponsored mortgage-backed securities and corporate obligations securities. Level 3 fair value for securities was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$79,381	$—	$79,381	$—
State and municipal	863,174	—	860,793	2,381
U.S. Government-sponsored mortgage-backed securities	431,622	—	431,618	4
Corporate obligations	12,298	—	12,267	31
Derivative assets	77,133	—	77,133	—
Derivative liabilities	76,568	—	76,568	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2023	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$95,307	$—	$95,307	$—
State and municipal	1,065,171	—	1,061,896	3,275
U.S. Government-sponsored mortgage-backed securities	454,815	—	454,811	4
Corporate obligations	11,819	—	11,788	31
Derivative assets	79,379	—	79,379	—
Derivative liabilities	79,008	—	79,008	—

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2024 and 2023.

	Available for Sale Securities
	For The Year Ended
	December 31, 2024	December 31, 2023
Beginning Balance	$3,310	$3,439
Included in other comprehensive income (loss)	(908)	(186)
Principal payments	14	57
Ending balance	$2,416	$3,310

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2024 or 2023.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2024 or 2023.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at December 31, 2024 and 2023.

		Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$46,810	—	—	$46,810

		Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,020	—	—	$55,020

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2024 and 2023.

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,381	Discounted cash flow	Maturity/Call date	1 month to 6 years
			US Muni BQ curve	BBB
			Discount rate	3.6% - 4.7%
			Weighted-average coupon	3.6%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$46,810	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 16%
			Weighted-average discount by loan balance	12.6%

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

December 31, 2023	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$3,275	Discounted cash flow	Maturity/Call date	1 month to 15 years
			US Muni BQ curve	BBB
			Discount rate	3.6% - 4.7%
			Weighted-average coupon	3.3%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$55,020	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 10%
			Weighted-average discount by loan balance	4.1%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023.

	2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at December 31:
Cash and due from banks	$87,616	$87,616	$—	$—	$87,616
Interest-bearing deposits	298,891	298,891	—	—	298,891
Investment securities held to maturity	2,074,220	—	1,716,647	6,873	1,723,520
Loans held for sale	18,663	—	18,663	—	18,663
Loans	12,661,602	—	—	12,437,523	12,437,523
Federal Home Loan Bank stock	41,690	—	41,690	—	41,690
Interest receivable	91,829	—	91,829	—	91,829
Liabilities at December 31:
Deposits	14,521,626	$12,502,819	$2,010,348	$—	14,513,167
Borrowings:
Securities sold under repurchase agreements	142,876	—	142,865	—	142,865
Federal Home Loan Bank advances	822,554	—	816,786	—	816,786
Subordinated debentures and other borrowings	93,529	—	84,108	—	84,108
Interest payable	16,102	—	16,102	—	16,102

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at December 31:
Cash and due from banks	$112,649	$112,649	$—	$—	$112,649
Interest-bearing deposits	436,080	436,080	—	—	436,080
Investment securities held to maturity, net	2,184,252	—	1,859,974	10,400	1,870,374
Loans held for sale	18,934	—	18,934	—	18,934
Loans	12,281,093	—	—	11,958,301	11,958,301
Federal Home Loan Bank stock	41,769	—	41,769	—	41,769
Interest receivable	97,664	—	97,664	—	97,664
Liabilities at December 31:
Deposits	$14,821,453	$12,482,295	$2,329,662	$—	14,811,957
Borrowings:
Securities sold under repurchase agreements	157,280	—	157,265	—	157,265
Federal Home Loan Bank advances	712,852	—	707,377	—	707,377
Subordinated debentures and other borrowings	158,644	—	149,995	—	149,995
Interest payable	18,912	—	18,912	—	18,912

NOTE 14
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, as of December 31, 2024 and 2023:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2023	$(173,654)	$—	$(2,316)	$(175,970)
Other comprehensive income (loss) before reclassifications	(31,156)	—	2,043	(29,113)
Amounts reclassified from accumulated other comprehensive income (loss)	16,398	—	—	16,398
Period change	(14,758)	—	2,043	(12,715)
Balance at December 31, 2024	$(188,412)	$—	$(273)	$(188,685)

Balance at December 31, 2022	$(234,495)	$130	$(4,786)	$(239,151)
Other comprehensive income (loss) before reclassifications	55,366	(142)	2,405	57,629
Amounts reclassified from accumulated other comprehensive income (loss)	5,475	12	65	5,552
Period change	60,841	(130)	2,470	63,181
Balance at December 31, 2023	$(173,654)	$—	$(2,316)	$(175,970)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the reclassification adjustments out of accumulated other comprehensive income (loss) that were included in net income in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2024	2023	2022	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(20,757)	$(6,930)	$1,194	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	4,359	1,455	(251)	Income tax expense
	$(16,398)	$(5,475)	$943

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$(15)	$(521)	Interest expense - subordinated debentures and other borrowings
Related income tax benefit (expense)	—	3	109	Income tax expense
	$—	$(12)	$(412)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$—	$(82)	$(82)	Other expenses - salaries and employee benefits
Related income tax benefit (expense)	—	17	17	Income tax expense
	$—	$(65)	$(65)

Total reclassifications for the period, net of tax	$(16,398)	$(5,552)	$466

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

NOTE 15

REGULATORY CAPITAL AND DIVIDENDS

Regulatory Capital
Capital adequacy is an important indicator of financial stability and performance. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by four ratios that are calculated according to the regulations: total risk-based capital, tier 1 risk-based capital, common equity tier 1 (“CET1”), and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and CET1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the following table, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2024, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

As part of a March 27, 2020 joint statement of federal banking regulators, an interim final rule that allowed banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital was announced. Banking organizations could elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay was to be in addition to the three-year transition period that federal banking regulators had already made available. While the 2021 CAA provided for a further extension of the mandatory adoption of CECL until January 1, 2022, the federal banking regulators elected to not provide a similar extension to the two year mitigation period applicable to regulatory capital effects. Instead, the federal banking regulators require that, in order to utilize the additional two-year delay, banking organizations must have adopted the CECL standard no later than December 31, 2020, as required by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. As a result, because implementation of the CECL standard was delayed by the Corporation until January 1, 2021, it began phasing in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption was fully reflected in regulatory capital on January 1, 2024.

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

On April 1, 2022, the Corporation assumed $30.0 million of subordinated notes in conjunction with its acquisition of Level One. The notes mature on December 18, 2029, and the Corporation has the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. As of December 31, 2024, these subordinated debentures were classified as tier 2 capital and were subject to the five year phase-out.

The Corporation’s and Bank’s actual and required capital ratios as of December 31, 2024 and 2023 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,030,362	13.31%	$1,601,175	10.50%	N/A	N/A
First Merchants Bank	1,967,738	12.89	1,602,417	10.50	$1,526,112	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,767,468	11.59%	$1,296,189	8.50%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,297,195	8.50	$1,220,889	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,742,468	11.43%	$1,067,450	7.00%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,068,278	7.00	$991,973	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,767,468	9.96%	$710,089	4.00%	N/A	N/A
First Merchants Bank	1,776,738	9.92	716,172	4.00	$895,215	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,021,124	13.67%	$1,552,685	10.50%	N/A	N/A
First Merchants Bank	1,931,810	13.06	1,553,600	10.50	$1,479,619	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,703,626	11.52%	$1,256,935	8.50%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,257,676	8.50	$1,183,695	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,678,626	11.35%	$1,035,123	7.00%	N/A	N/A
First Merchants Bank	1,746,299	11.80	1,035,733	7.00	$961,752	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,703,626	9.64%	$707,091	4.00%	N/A	N/A
First Merchants Bank	1,746,299	9.89	706,331	4.00	$882,913	5.00%

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

Dividends
The Corporation’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2024, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $283.4 million.

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

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of a newly created 7.5 percent non-cumulative perpetual preferred stock with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at December 31, 2024 and 2023. During the twelve months ended December 31, 2024, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), equal to $1.9 million. During the twelve months ended December 31, 2023, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), equal to $1.9 million. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation’s outstanding shares at the time the program became effective. The Corporation repurchased 1,648,466 shares of its common stock pursuant to the repurchase program during 2024. As of December 31, 2024, the Corporation had approximately 1.0 million shares at a maximum aggregate value of $18.4 million available to repurchase under the program. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during 2022 or 2023.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. For the twelve months ended December 31, 2024, the Corporation recorded excise tax of $0.5 million, related to its share repurchase during the period, which is reflected in the Stockholders’ Equity as a component of additional paid-in capital.

NOTE 16

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The unpaid balances are as follows for December 31, 2024 and 2023.

	2024	2023
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$835,432	$809,198
Fannie Mae	758,477	780,926
Equity Bank	36,408	42,429
Federal Home Loan Bank	386,022	159,590
Total	$2,016,339	$1,792,143

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

For certain loans, the originated loans are sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported under the line item "Other Assets" in the Consolidated Balance Sheets. The associated amortization expense is included in "Other Noninterest Expense" in the Consolidated Statements of Income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.

The following table presents changes in the servicing asset during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$8,157	$8,055
Servicing rights capitalized	4,444	3,160
Amortization of servicing rights	(3,202)	(3,058)
Balance, end of period	$9,399	$8,157

The fair value of servicing rights was $12.9 million and $11.9 million for the years ended December 31, 2024 and 2023, respectively. Fair value at December 31, 2024 was determined using weighted average discount rates ranging from 2.55 percent to 8.22 percent, Public Securities Association Prepayment Model speed (“PSA”) ranging from 0 percent to 274 percent and cost to service of $6 per loan. Fair value at December 31, 2023 was determined using weighted average discount rates ranging from 2.55 percent to 8.20 percent, PSA ranging from 103 percent to 555 percent, and cost to service of $6 per loan.

NOTE 17

SHARE-BASED COMPENSATION

Stock options and Restricted Stock Awards (“RSA”) have been issued to directors, officers and other management employees under the Corporation’s 2024 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors.  The stock options, which have a ten-year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation’s common stock closing price on Nasdaq on the date of grant.  The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation’s common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date and, therefore, any unvested shares are forfeited.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date and, therefore, any unvested shares are forfeited. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or, continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

The Corporation’s 2024 Employee Stock Purchase Plan (“ESPP”) provides eligible employees of the Corporation and its subsidiaries an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000. The 2019 Employee Stock Purchase Plan expired on June 30, 2024.

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSAs and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2024, 2023, and 2022 was $5.8 million, $5.2 million, and $4.7 million, respectively, and has been recognized as a component of salaries and benefits expense in the accompanying Consolidated Statements of Income.

Share-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Share-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0.05 percent for the year ended December 31, 2024, based on historical experience.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the components of the Corporation’s share-based compensation awards recorded as an expense and the income tax benefit of such awards. In 2024, the Corporation had RSAs vest primarily at a stock price that was lower than the grant date stock price, which resulted in the recognition of income tax expense at vesting of $130,000. For the years ended December 31, 2023 and 2022, the Corporation had RSAs vest primarily at a stock price that was higher than the grant date stock price, which resulted in the recognition of income tax benefit at vesting of $126,000 and $86,000, respectively.

	Years Ended December 31,
	2024	2023	2022
Stock and ESPP Options
Pre-tax compensation expense	$164	$103	$95
Income tax benefit	(40)	(62)	(74)
Stock and ESPP option expense, net of income taxes	$124	$41	$21
Restricted Stock Awards
Pre-tax compensation expense	$5,654	$5,055	$4,557
Income tax benefit	(1,058)	(1,188)	(1,043)
Restricted stock awards expense, net of income taxes	$4,596	$3,867	$3,514
Total Share-Based Compensation:
Pre-tax compensation expense	$5,818	$5,158	$4,652
Income tax benefit	(1,098)	(1,250)	(1,117)
Total share-based compensation expense, net of income taxes	$4,720	$3,908	$3,535

The grant date fair value of ESPP options was estimated to be approximately $33,000 at the beginning of the October 1, 2024 quarterly offering period. The ESPP options vested during the three months ending December 31, 2024, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2024.

Stock option activity under the Corporation’s stock option plans, as of December 31, 2024, and changes during the year ended December 31, 2024, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	90,075	$20.21
Exercised	(49,084)	$18.34
Outstanding December 31, 2024	40,991	$22.44	1.69	$715
Vested and Expected to Vest at December 31, 2024	40,991	$22.44	1.69	$715
Exercisable at December 31, 2024	40,991	$22.44	1.69	$715

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2024.  The amount of aggregate intrinsic value will change based on the fair value of the Corporation’s common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $707,000 and $1.4 million, respectively. Cash receipts of stock options exercised during 2024 and 2023 were $900,000 and $1.1 million, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2024	452,426	$37.94
Granted	199,746	$36.07
Forfeited	(7,850)	$38.50
Vested	(89,886)	$42.79
Unvested RSAs at December 31, 2024	554,436	$36.47

As of December 31, 2024, unrecognized compensation expense related to RSAs was $10.5 million and is expected to be recognized over a weighted-average period of 1.65 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2024.

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

The table below sets forth the plans’ funded status and amounts recognized in the Consolidated Balance Sheets at December 31, using measurement dates of December 31, 2024 and 2023.

	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of year	$55,761	$55,764
Interest cost	2,632	2,876
Actuarial (gain) loss	(2,678)	2,386
Benefits paid	(7,317)	(5,265)
Benefit obligation at end of year	$48,398	$55,761

Change in Plan Assets:
Fair value of plan assets at beginning of year	$82,258	$77,534
Actual return on plan assets	4,006	9,395
Employer contributions	588	594
Benefits paid	(7,317)	(5,265)
End of year	79,535	82,258
Funded status at end of year	$31,137	$26,497

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$505	$1,141
Assets	$33,217	$29,262
Liabilities	$2,081	$2,765

As of December 31, 2024, the funded status of the plans increased $4.6 million from December 31, 2023. The aggregate unrecognized loss decreased from $4.6 million at December 31, 2023 to $2.0 million at December 31, 2024. The key contributing factors to the change in the unrecognized loss were the discount rate increased by 50 basis points from 5.10 percent to 5.60 percent, which decreased the liability $1.7 million and the assets in the plan earned a return of $4.0 million, which was $0.1 million less than the expected return.

The accumulated benefit obligation for all defined benefit plans was $48.4 million and $55.8 million at December 31, 2024 and 2023, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2024	December 31, 2023
Projected benefit obligation	$2,081	$2,765
Accumulated benefit obligation	$2,081	$2,765
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $0.1 million, $0.2 million and $0.1 million for 2024, 2023 and 2022, respectively.

The following table shows the components of net periodic pension benefit cost:

	December 31, 2024	December 31, 2023	December 31, 2022
Interest cost	2,632	2,876	1,905
Expected return on plan assets	(4,133)	(3,887)	(4,544)
Amortization of prior service cost	49	87	87
Amortization of net loss	1	80	13
Net periodic pension benefit cost	$(1,451)	$(844)	$(2,539)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	December 31, 2024	December 31, 2023	December 31, 2022
Net periodic pension benefit cost	$(1,451)	$(844)	$(2,539)
Net gain (loss)	2,551	3,121	(1,797)
Amortization of net loss	49	80	13
Amortization of prior service cost	1	87	87
Total recognized in other comprehensive income (loss)	2,601	3,288	(1,697)
Total recognized in net periodic pension benefit cost and other comprehensive income (loss)	$4,052	$4,132	$842

Significant assumptions include:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.60%	5.10%	5.40%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a
Weighted-average Assumptions Used to Determine Cost:
Discount rate	5.10%	5.40%	2.70%
Expected return on plan assets	5.25%	5.25%	5.00%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a

At December 31, 2024 and 2023, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2024. The minimum contribution required in 2025 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2025	$5,274
2026	5,110
2027	4,832
2028	4,663
2029	4,493
After 2029	18,420
$42,792

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $7.0 million, $7.2 million and $6.5 million for 2024, 2023 and 2022, respectively.

The Corporation also maintains a post retirement benefit plan that provides health insurance benefits for a closed group of participants that came to the Corporation through the 2019 MBT acquisition. To be eligible for the post retirement plan, the participants must (1) have been hired by MBT prior to January 1, 2007, (2) be a full-time employee of the Corporation and employed by MBT prior to the acquisition, and (3) be at least 55 years of age with 5 years of full-time service with MBT. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees’ premiums are determined based on their retiree class (per historical MBT guidelines) and also determined by the plan type for which the retiree is enrolled. As of December 31, 2024 and 2023, the obligation payable under the post retirement plan was $0.3 million and $2.3 million, respectively. Post retirement plan expense totaled $32,000, $44,000 and $53,000 for 2024, 2023 and 2022, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Pension Plan Assets

The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with ERISA and any other applicable statutes. The plans’ risk management practices include semi-annual evaluations of investment managers, including reviews of compliance with investment manager guidelines and restrictions; ability to exceed performance objectives; adherence to the investment philosophy and style; and ability to exceed the performance of other investment managers. The evaluations are reviewed by management with appropriate follow-up and actions taken, as deemed necessary. The Investment Policy Statement generally allows investments in cash and cash equivalents, real estate, fixed income debt securities and equity securities, and specifically prohibits investments in derivatives, options, futures, private placements, short selling, non-marketable securities and purchases of individual non-investment grade bonds.

Plan assets are re-balanced quarterly. At December 31, 2024 and 2023, plan assets by category are as follows:

	December 31, 2024		December 31, 2023
	Actual	Target	Actual	Target
Cash and cash equivalents	3.3%	3.0%	3.0%	3.0%
Equity securities	27.3	20.0	53.4	53.0
Debt securities	69.4	77.0	41.9	42.0
Alternative investments	—	—	1.7	2.0
	100.0%	100.0%	100.0%	100.0%

At December 31, 2024, the maturities of the plans’ debt securities ranged from 14 days to 20.4 years, with a weighted average maturity of 8.0 years. At December 31, 2023, the maturities of the plans’ debt securities ranged from 75 days to 8.2 years, with a weighted average maturity of 3.7 years.

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $69.2 million and $76.8 million as of December 31, 2024 and 2023, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $10.3 million and $5.4 million as of December 31, 2024 and 2023, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2024 and 2023.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,609	$2,609	$—	$—
Corporate Bonds and Notes	29,206	29,206	—	—
Government Agency and Municipal Bonds and Notes	10,089	—	10,089	—
Certificates of Deposit	246	—	246	—
Party-in-Interest Investments
Common Stock	2,413	2,413	—	—
Mutual Funds and Exchange Traded Funds
Taxable Bond	15,648	15,648	—	—
Large Cap Equity	11,047	11,047	—	—
Mid Cap Equity	3,403	3,403	—	—
Small Cap Equity	1,275	1,275	—	—
International Equity	3,599	3,599	—	—
	$79,535	$69,200	$10,335	$—

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
Mutual Funds and Exchange Traded Funds
Taxable Bond	11,834	11,834	—	—
Large Cap Equity	24,787	24,787	—	—
Mid Cap Equity	9,520	9,520	—	—
Small Cap Equity	4,900	4,900	—	—
International Equity	2,494	2,494	—	—
Specialty Alternative Equity	1,414	1,414	—	—
	$82,258	$76,849	$5,409	$—

NOTE 19

INCOME TAX

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal Statutory Income Tax at 21%	$48,663	$54,439	$53,692
Tax-exempt Interest Income	(17,509)	(18,193)	(19,349)
Non-deductible FDIC Premiums	624	454	427
Earnings on Life Insurance	(1,777)	(1,753)	(2,344)
Tax Credits	(2,018)	(331)	(414)
State Tax	631	1,171	2,494
Other	1,712	(341)	(921)
Income Tax Expense	$30,326	$35,446	$33,585

Effective Tax Rate	13.1%	13.7%	13.1%

Income tax expense consists of the following components for the years ended December 31, 2024, 2023, 2022:

	2024	2023	2022
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$27,979	$29,351	$21,824
State	723	(504)	2,696
Deferred:
Federal	1,548	4,613	8,604
State	76	1,986	461
Income Tax Expense	$30,326	$35,446	$33,585

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Significant components of the net deferred tax assets and liabilities resulting from temporary differences were as follows at December 31, 2024 and 2023:

	2024	2023
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Credit Losses	$51,186	$54,734
Differences in Accounting for Loan Fees	2,193	2,398
Deferred Compensation	3,950	4,021
Federal & State Income Tax Loss Carryforward and Credits	1,166	600
Net Unrealized Loss on Securities Available for Sale	50,084	46,161
Other	5,771	6,716
Total Assets	114,350	114,630
Liabilities:
Differences in Depreciation Methods	8,801	7,439
Differences in Accounting for Loans and Securities	920	1,284
Differences in Accounting for Mortgage Servicing Rights	2,280	1,987
Difference in Accounting for Pensions and Other Employee Benefits	8,156	6,072
State Income Tax	1,416	1,428
REIT Dividend Deferral	677	2,979
Other	6,208	8,692
Total Liabilities	28,458	29,881
Net Deferred Tax Asset	$85,892	$84,749

As of December 31, 2024, the Corporation has approximately $25.0 million of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2025. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $6.7 million. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS Bancorp, Inc. (“CFS”) and Ameriana Bancorp, Inc. (“Ameriana”) of approximately $13.4 million and $11.9 million, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income, for which no deferred federal income tax liability has been recognized. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, federal income taxes may be imposed at the then applicable tax rate. The unrecorded deferred tax liability at December 31, 2024, would have been approximately $5.3 million.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2021.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table reconciles basic and diluted net income per common share for the years indicated:

	2024			2023			2022
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$199,527	58,312,575	$3.42	$221,911	59,304,879	$3.74	$220,683	57,692,018	$3.83
Effect of potentially dilutive stock options and restricted stock awards		219,990			183,641			258,239
Diluted net income per common share	$199,527	58,532,565	$3.41	$221,911	59,488,520	$3.73	$220,683	57,950,257	$3.81
RSAs excluded from the diluted average common share calculation (1)		92,175			69,421			39,830
(1) Anti-dilution occurs when the unrecognized compensation cost per share of an RSA exceeds the market price of the Corporation's stock.

As of December 31, 2024, 2023 and 2022, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$66,996	$100,858
Investment in subsidiaries	2,315,701	2,291,788
Other assets	12,834	10,250
Total assets	$2,395,531	$2,402,896
Liabilities
Subordinated debentures and other borrowings	$85,232	$150,174
Interest payable	329	1,383
Other liabilities	4,987	3,626
Total liabilities	90,548	155,183
Stockholders' equity	2,304,983	2,247,713
Total liabilities and stockholders' equity	$2,395,531	$2,402,896

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income (Loss)

	December 31, 2024	December 31, 2023	December 31, 2022
Income
Dividends from subsidiaries	$180,000	$131,525	$90,500
Other income	210	16	(1,693)
Total income	180,210	131,541	88,807
Expenses
Interest expense	6,803	10,164	8,005
Salaries and employee benefits	4,536	4,406	3,786
Other expenses	3,640	3,695	3,629
Total expenses	14,979	18,265	15,420
Income before income tax benefit and equity in undistributed income of subsidiaries	165,231	113,276	73,387
Income tax benefit	(3,311)	(4,526)	(3,645)
Income before equity in undistributed income of subsidiaries	168,542	117,802	77,032
Equity in undistributed income of subsidiaries	32,860	105,984	145,057
Net income	201,402	223,786	222,089
Preferred stock dividends	1,875	1,875	1,406
Net income available to common stockholders	$199,527	$221,911	$220,683

Net income	$201,402	$223,786	$222,089
Other comprehensive income (loss)	(12,715)	63,181	(294,264)
Comprehensive income (loss)	$188,687	$286,967	$(72,175)

Condensed Statements of Cash Flows

	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flow From Operating Activities:
Net income	$201,402	$223,786	$222,089
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	2,060	1,803	1,659
Equity in undistributed income of subsidiaries	(32,860)	(105,984)	(145,057)
Other adjustments	(3,615)	(2,446)	(5,925)
Net cash provided by operating activities	166,987	117,159	72,766
Cash Flow From Investing Activities:
Net cash and cash equivalents paid in acquisition	—	—	(72,494)
Proceeds from business divestitures	—	4,852	—
Net cash provided (used) by investing activities	—	4,852	(72,494)
Cash Flow From Financing Activities:
Cash dividends on common stock	(81,623)	(80,061)	(72,748)
Cash dividends on preferred stock	(1,875)	(1,875)	(1,406)
Borrowings
Repayment of borrowings	(65,000)	—	—
Stock issued under employee benefit plans	656	754	706
Stock issued under dividend reinvestment and stock purchase plan	2,261	2,180	2,056
Stock options exercised	900	1,110	358
Repurchases of common stock	(56,168)	—	—
Net cash used by financing activities	(200,849)	(77,892)	(71,034)
Net change in cash and cash equivalents	(33,862)	44,119	(70,762)
Cash and cash equivalents, beginning of the year	100,858	56,739	127,501
Cash and cash equivalents, end of year	$66,996	$100,858	$56,739

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 22

SEGMENT INFORMATION

The Corporation has one reportable segment, community banking. The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Corporation’s products and services offered. The CODM will evaluate the financial performance of the Corporation’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Corporation’s segment. The Corporation generates revenue primarily by providing banking services to its customers. Interest expense, provisions for credit losses and salaries and employee benefits are the significant expenses in the banking operations. The CODM evaluates performance, allocates resources and makes key operating decisions based on consolidated net income that is reported in the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. All operations are domestic.

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

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with its audits for the two most recent fiscal years ended December 31, 2024, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2024 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

FORVIS MAZARS, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2024, which appears as follows.

PART II: ITEM 9., ITEM 9A., ITEM 9B. AND ITEM 9C.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Merchants Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Corporation as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 24, 2025, expressed an unqualified opinion on those financial statements.

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

Forvis Mazars, LLP

Indianapolis, Indiana
February 24, 2025

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2025 annual meeting (“2025 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The Corporation will provide information that is responsive to this Item 11 in its 2025 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	40,991	$22.44	1,824,560
Total	40,991	$22.44	1,824,560

Security Ownership and Related Matters

The Corporation will provide additional information that is responsive to this Item 12 in its 2025 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Corporation will provide information that is responsive to this Item 13 in its 2025 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is Forvis Mazars, LLP, Indianapolis, IN, Auditor Firm ID: 686.

The Corporation will provide information that is responsive to this Item 14 in its 2025 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants’ report
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows, years ended December 31, 2024, 2023 and 2022
Notes to consolidated financial statements

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
10.1
First Merchants Corporation Senior Management Incentive Compensation Program, dated February 3, 2025 (Incorporated by reference to the description in Item 5.02 of registrant's Form 8-K filed on February 6, 2025) (SEC No. 001-41342) (1)

10.2
First Merchants Corporation non-employee director compensation schedule adopted February 9, 2021 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed on May 10, 2021) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to Exhibit 10.3 registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to Exhibit 10.4 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

PART IV: ITEM 15. AND ITEM 16.

10.9
First Merchants Corporation Change of Control Agreement, effective November 4, 2021, with Michele M. Kawiecki (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on November 10, 2021) (SEC No. 000-17071) (1)

10.10	First Merchants Corporation Change of Control Agreement, effective August 23, 2021, with Chad W. Kimball (2)
10.11	First Merchants Corporation Change of Control Agreement, effective November 1, 2024 with Joseph C. Peterson (2)
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

10.15	2011 Executive Deferred Compensation Plan, effective January 1, 2011 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed on November 3, 2011) (SEC No. 000-17071) (1)
10.16	First Merchants Corporation 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)
10.17	First Merchants Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed May 15, 2019) (SEC No. 000-17071) (1)
10.18	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 4.5 of registrant’s Form S-8 filed June 26, 2019) (SEC No. 333-232362) (1)
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

10.21	First Merchants Corporation 2024 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 10, 2024) (SEC No. 000-17071) (1)
10.22	First Merchants Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on May 10, 2024) (SEC No. 000-17071) (1)
10.23	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (incorporated by reference to registrants Form S-8 filed on June 4, 2024) (SEC No. 333-232362) (1)
19	Insider Trading Policy (2)
21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
97	First Merchants Corporation Clawback Policy (incorporated by reference to Exhibit 97 of First Merchants Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Management contract or compensatory plan
(2)	Filed herewith.
(3)	Furnished herewith.

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2025.

FIRST MERCHANTS CORPORATION

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 24th day of February, 2025.

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
As Attorney-in-Fact February 24, 2025