Form 10-Q
period 2025-03-31
FIRST MERCHANTS CORP
filed 2025-05-01
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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

As of April 28, 2025, there were 58,306,987 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRE	Commercial Real Estate
Credit Agreement	Credit agreement entered into on September 30, 2024 with U.S. Bank, N.A.
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
EITF	FASB's Emerging Issues Task Force
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FMC Trust II	First Merchants Capital Trust II
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Lender	U.S. Bank, N.A., entered into Credit Agreement with the Corporation on September 30, 2024
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OREO	Other real estate owned
RSA	Restricted Stock Awards
Senior Debt	Fixed-to-Floating Rate Senior Notes due 2028
Subordinated Debt	Fixed-to-Floating Rate Subordinated Notes due 2028
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$86,113	$87,616
Interest-bearing deposits	331,534	298,891
Investment securities available for sale	1,378,489	1,386,475
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,705,006 and $1,723,520)	2,048,632	2,074,220
Loans held for sale	23,004	18,663
Loans	13,004,905	12,854,359
Less: Allowance for credit losses - loans	(192,031)	(192,757)
Net loans	12,812,874	12,661,602
Premises and equipment	128,749	129,743
Federal Home Loan Bank stock	45,006	41,690
Interest receivable	88,352	91,829
Goodwill	712,002	712,002
Other intangibles	18,302	19,828
Cash surrender value of life insurance	304,918	304,906
Other real estate owned	4,966	4,948
Tax asset, deferred and receivable	87,665	92,387
Other assets	369,181	387,169
TOTAL ASSETS	$18,439,787	$18,311,969
LIABILITIES
Deposits:
Noninterest-bearing	$2,185,057	$2,325,579
Interest-bearing	12,276,921	12,196,047
Total Deposits	14,461,978	14,521,626
Borrowings:
Federal funds purchased	185,000	99,226
Securities sold under repurchase agreements	122,947	142,876
Federal Home Loan Bank advances	972,478	822,554
Subordinated debentures and other borrowings	62,619	93,529
Total Borrowings	1,343,044	1,158,185
Interest payable	13,304	16,102
Other liabilities	289,247	311,073
Total Liabilities	16,107,573	16,006,986
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 57,810,232 and 57,974,535 shares	7,226	7,247
Additional paid-in capital	1,183,263	1,188,768
Retained earnings	1,306,911	1,272,528
Accumulated other comprehensive loss	(190,311)	(188,685)
Total Stockholders' Equity	2,332,214	2,304,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,439,787	$18,311,969

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME
Loans receivable:
Taxable	$187,728	$198,023
Tax exempt	10,532	8,190
Investment securities:
Taxable	8,372	8,748
Tax exempt	12,517	13,611
Deposits with financial institutions	2,372	6,493
Federal Home Loan Bank stock	997	835
Total Interest Income	222,518	235,900
INTEREST EXPENSE
Deposits	80,547	98,285
Federal funds purchased	812	—
Securities sold under repurchase agreements	742	1,032
Federal Home Loan Bank advances	9,364	6,773
Subordinated debentures and other borrowings	783	2,747
Total Interest Expense	92,248	108,837
NET INTEREST INCOME	130,270	127,063
Provision for credit losses	4,200	2,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	126,070	125,063
NONINTEREST INCOME
Service charges on deposit accounts	8,072	7,907
Fiduciary and wealth management fees	8,644	8,200
Card payment fees	4,526	4,500
Net gains and fees on sales of loans	5,022	3,254
Derivative hedge fees	404	263
Other customer fees	415	427
Earnings on cash surrender value of life insurance	2,179	1,592
Net realized losses on sales of available for sale securities	(7)	(2)
Other income	793	497
Total Noninterest Income	30,048	26,638
NONINTEREST EXPENSES
Salaries and employee benefits	54,982	58,293
Net occupancy	7,216	7,312
Equipment	7,008	6,226
Marketing	1,353	1,198
Outside data processing fees	5,929	6,889
Printing and office supplies	347	353
Intangible asset amortization	1,526	1,957
FDIC assessments	3,648	4,287
Other real estate owned and foreclosure expenses	600	534
Professional and other outside services	3,261	3,952
Other expenses	7,032	5,934
Total Noninterest Expenses	92,902	96,935
INCOME BEFORE INCOME TAX	63,216	54,766
Income tax expense	7,877	6,825
NET INCOME	55,339	47,941
Preferred stock dividends	469	469
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$54,870	$47,472
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.95	$0.80
Diluted Net Income Available to Common Stockholders	$0.94	$0.80
Cash Dividends Paid	$0.35	$0.34
Average Diluted Common Shares Outstanding (in thousands)	58,242	59,273

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$55,339	$47,941
Other comprehensive loss:
Unrealized losses on securities available-for-sale:
Unrealized holding loss arising during the period	(2,066)	(27,925)
Reclassification adjustment for losses included in net income	7	2
Tax effect	433	5,864
Total other comprehensive loss, net of tax	(1,626)	(22,059)
Comprehensive income	$53,713	$25,882

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983
Comprehensive income:
Net income	—	—	—	—	—	—	—	55,339	—	55,339
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1,626)	(1,626)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.35 per share)	—	—	—	—	—	—	—	(20,487)	—	(20,487)
Repurchases of common stock	—	—	—	—	(194,311)	(24)	(7,881)	—	—	(7,905)
Excise tax on stock repurchase	—	—	—	—	—	—	(74)	—	—	(74)
Share-based compensation	—	—	—	—	5,666	1	1,594	—	—	1,595
Stock issued under employee benefit plans	—	—	—	—	4,892	—	173	—	—	173
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	13,880	1	565	—	—	566
Stock options exercised	—	—	—	—	5,752	1	125	—	—	126
Restricted shares withheld for taxes	—	—	—	—	(182)	—	(7)	—	—	(7)
Balances, March 31, 2025	125	$125	10,000	$25,000	57,810,232	$7,226	$1,183,263	$1,306,911	$(190,311)	$2,332,214

	Three Months Ended March 31, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	47,941	—	47,941
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(22,059)	(22,059)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.34 per share)	—	—	—	—	—	—	—	(20,157)	—	(20,157)
Repurchase of common stock	—	—	—	—	(888,442)	(111)	(29,863)	—	—	(29,974)
Excise tax on stock repurchase	—	—	—	—	—	—	(297)	—	—	(297)
Share-based compensation	—	—	—	—	7,413	1	1,401	—	—	1,402
Stock issued under employee benefit plans	—	—	—	—	6,259	1	185	—	—	186
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	16,215	2	540	—	—	542
Restricted shares withheld for taxes	—	—	—	—	(748)	—	(25)	—	—	(25)
Balances, March 31, 2024	125	$125	10,000	$25,000	58,564,819	$7,321	$1,208,447	$1,181,939	$(198,029)	$2,224,803

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flow from Operating Activities:
Net income	$55,339	$47,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,200	2,000
Depreciation and amortization	7,840	3,194
Change in deferred taxes	(652)	(2,260)
Share-based compensation	1,595	1,402
Loans originated for sale	(95,744)	(182,793)
Proceeds from sales of loans held for sale	95,159	188,347
Gains on sales of loans held for sale	(3,756)	(1,738)
Net losses on sales and redemptions of securities available for sale	7	2
Increase in cash surrender value of life insurance	(1,540)	(1,449)
Gains on life insurance benefits	(639)	(143)
Change in interest receivable	3,477	5,114
Change in interest payable	(2,798)	350
Other adjustments	(788)	(1,119)
Net cash provided by operating activities	61,700	58,848
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(32,643)	25,583
Purchases of:
Securities available for sale	(5,906)	(32,231)
Proceeds from maturities and redemptions of:
Securities available for sale	10,535	9,415
Securities held to maturity	24,729	20,006
Change in Federal Home Loan Bank stock	(3,316)	11
Payment of capital calls to qualified affordable housing investments	(12,213)	(7,975)
Net change in loans	(139,975)	56,511
Proceeds from the sale of other real estate owned	228	78
Proceeds from life insurance benefits	2,167	1,865
Proceeds from commercial portfolio loan sale	—	3,273
Other adjustments	(4,024)	6,344
Net cash provided (used) by investing activities	(160,418)	82,880
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	75,609	(30,726)
Certificates of deposit and other time deposits	(135,257)	93,857
Borrowings	455,834	60
Repayment of borrowings	(270,975)	(167,182)
Cash dividends on preferred stock	(469)	(469)
Cash dividends on common stock	(20,487)	(20,157)
Stock issued under employee benefit plans	173	186
Stock issued under dividend reinvestment and stock purchase plans	566	542
Stock options exercised	126	—
Repurchase of common stock	(7,905)	(29,974)
Net cash provided (used) by financing activities	97,215	(153,863)
Net Change in Cash and Cash Equivalents	(1,503)	(12,135)
Cash and Cash Equivalents, January 1	87,616	112,649
Cash and Cash Equivalents, March 31	$86,113	$100,514
Additional cash flow information:
Interest paid	$95,046	$108,487
Income tax paid (refunded)	(1,296)	(1)
Loans transferred to other real estate owned	246	127
Non-cash investing activities using trade date accounting	15,743	41,719
ROU assets obtained in exchange for new operating lease liabilities	161	3,343

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2024, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

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

Recent Accounting Changes Adopted in 2025

The Corporation did not adopt any new accounting standards during the three months ended March 31, 2025.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 2

ACQUISITIONS AND DISPOSITIONS

Old Second National Bank Branch Sale

On December 6, 2024 the Bank completed its sale of five branches in the suburban Chicago market to Old Second National Bank ("Old Second"). Pursuant to the terms of the branch sale agreement, Old Second assumed certain deposit liabilities and acquired certain loans, as well as cash and premises and equipment. The Bank recognized a gain on sale of $20.0 million related to the branch sale for the year ended December 31, 2024.

The following table summarizes the assets and liabilities related to the branch sale:

December 6, 2024
Assets
Cash and due from banks	$419
Loans	7,410
Premises and equipment	3,233
Interest receivable and other assets	21
Total Assets	$11,083
Liabilities
Deposits	$267,448
Interest payable and other liabilities	692
Total Liabilities	$268,140

NOTE 3

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of March 31, 2025 and December 31, 2024.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2025
U.S. Government-sponsored agency securities	$93,758	$—	$13,832	$79,926
State and municipal	994,697	56	149,570	845,183
U.S. Government-sponsored mortgage-backed securities	517,564	996	77,614	440,946
Corporate obligations	12,964	—	530	12,434
Total available for sale	$1,618,983	$1,052	$241,546	$1,378,489

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$95,462	$—	$16,081	$79,381
State and municipal	996,541	19	133,386	863,174
U.S. Government-sponsored mortgage-backed securities	519,943	403	88,724	431,622
Corporate obligations	12,960	—	662	12,298
Total available for sale	$1,624,906	$422	$238,853	$1,386,475

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of March 31, 2025 and December 31, 2024.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at March 31, 2025
U.S. Government-sponsored agency securities	$341,245	$—	$341,245	$—	$54,935	$286,310
State and municipal	1,079,688	245	1,079,443	148	200,377	879,459
U.S. Government-sponsored mortgage-backed securities	626,444	—	626,444	—	88,705	537,739
Foreign investment	1,500	—	1,500	—	2	1,498
Total held to maturity	$2,048,877	$245	$2,048,632	$148	$344,019	$1,705,006

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$345,531	$—	$345,531	$—	$63,112	$282,419
State and municipal	1,085,921	245	1,085,676	299	185,784	900,436
U.S. Government-sponsored mortgage-backed securities	641,513	—	641,513	—	102,343	539,170
Foreign investment	1,500	—	1,500	—	5	1,495
Total held to maturity	$2,074,465	$245	$2,074,220	$299	$351,244	$1,723,520

Accrued interest on investment securities available for sale and held to maturity at March 31, 2025 and December 31, 2024 of $19.7 million and $22.5 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and U.S. Government-sponsored mortgage-backed securities, all these securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of March 31, 2025, there were no past due principal and interest payments associated with these securities. The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of March 31, 2025 and December 31, 2024 based on applying the long-term historical credit rate, as published by Moody's, for similar rated securities.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at March 31, 2025 and December 31, 2024, aggregated by credit quality indicator.

	March 31, 2025
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Foreign investment	Total
Credit Rating:
Aaa	$341,245	$120,618	$626,444	$—	$1,088,307
Aa1	—	149,926	—	—	149,926
Aa2	—	183,052	—	—	183,052
Aa3	—	185,117	—	—	185,117
A1	—	65,659	—	—	65,659
A2	—	20,321	—	—	20,321
Non-rated	—	354,995	—	1,500	356,495
Total	$341,245	$1,079,688	$626,444	$1,500	$2,048,877

	December 31, 2024
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Foreign investment	Total
Credit Rating:
Aaa	$345,531	$120,801	$641,513	$—	$1,107,845
Aa1	—	148,923	—	—	148,923
Aa2	—	184,341	—	—	184,341
Aa3	—	185,166	—	—	185,166
A1	—	65,665	—	—	65,665
A2	—	20,317	—	—	20,317
Non-rated	—	360,708	—	1,500	362,208
Total	$345,531	$1,085,921	$641,513	$1,500	$2,074,465

(1) U.S. Government agency securities and U.S. Government mortgage-backed securities are included within the Aaa credit rating category due to their explicit or implicit government guarantees, which provide a high level of assurance regarding the timely collection of principal and interest payments.

The following tables summarize, as of March 31, 2025 and December 31, 2024, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at March 31, 2025
U.S. Government-sponsored agency securities	$—	$—	$79,926	$13,832	$79,926	$13,832
State and municipal	14,702	921	828,805	148,649	843,507	149,570
U.S. Government-sponsored mortgage-backed securities	55,519	645	320,890	76,969	376,409	77,614
Corporate obligations	—	—	12,402	530	12,402	530
Total investment securities available for sale	$70,221	$1,566	$1,242,023	$239,980	$1,312,244	$241,546

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$—	$—	$79,381	$16,081	$79,381	$16,081
State and municipal	40,398	2,115	820,663	131,271	861,061	133,386
U.S. Government-sponsored mortgage-backed securities	82,724	1,660	318,310	87,064	401,034	88,724
Corporate obligations	—	—	12,268	662	12,268	662
Total investment securities available for sale	$123,122	$3,775	$1,230,622	$235,078	$1,353,744	$238,853

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

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at March 31, 2025
U.S. Government-sponsored agency securities	$13,832	12
State and municipal	149,570	611
U.S. Government-sponsored mortgage-backed securities	77,614	114
Corporate obligations	530	10
Total investment securities available for sale	$241,546	747

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$16,081	12
State and municipal	133,386	611
U.S. Government-sponsored mortgage-backed securities	88,724	127
Corporate obligations	662	10
Total investment securities available for sale	$238,853	760

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

	March 31, 2025	December 31, 2024
Investments available for sale reported at less than historical cost:
Historical cost	$1,553,790	$1,592,597
Fair value	1,312,244	1,353,744
Gross unrealized losses	$241,546	$238,853
Percentage of the Corporation's investment securities available for sale in an unrealized loss position	95.2%	97.6%

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2025 and December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2025
Due in one year or less	$1,317	$1,316	$5,268	$5,264
Due after one through five years	12,995	12,608	119,035	114,249
Due after five through ten years	178,514	159,809	187,050	165,301
Due after ten years	908,593	763,810	1,111,080	882,453
	1,101,419	937,543	1,422,433	1,167,267
U.S. Government-sponsored mortgage-backed securities	517,564	440,946	626,444	537,739
Total investment securities	$1,618,983	$1,378,489	$2,048,877	$1,705,006

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2024
Due in one year or less	$1,800	$1,795	$5,268	$5,254
Due after one through five years	12,189	11,857	124,004	117,999
Due after five through ten years	168,338	151,467	174,533	154,533
Due after ten years	922,636	789,734	1,129,147	906,564
	1,104,963	954,853	1,432,952	1,184,350
U.S. Government-sponsored mortgage-backed securities	519,943	431,622	641,513	539,170
Total investment securities	$1,624,906	$1,386,475	$2,074,465	$1,723,520

Securities with a carrying value of approximately $3.4 billion and $3.3 billion were pledged at March 31, 2025 and December 31, 2024, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $143.7 million at March 31, 2025 and $173.0 million at December 31, 2024.

Gross gains and losses on the sales of investment securities available for sale for the three months ended March 31, 2025 and 2024 are shown below.

	Three Months Ended March 31,
	2025	2024
Sales and redemptions of investment securities available for sale:
Gross gains	$—	$—
Gross losses	(7)	(2)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(7)	$(2)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at March 31, 2025 and December 31, 2024, were $23.0 million and $18.7 million respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated.

	March 31, 2025	December 31, 2024

Commercial and industrial loans	$4,306,597	$4,114,292
Agricultural land, production and other loans to farmers	243,864	256,312
Real estate loans:
Construction	793,175	792,144
Commercial real estate, non-owner occupied	2,177,869	2,274,016
Commercial real estate, owner occupied	1,214,739	1,157,944
Residential	2,389,852	2,374,729
Home equity	650,499	659,811
Individuals' loans for household and other personal expenditures	140,954	166,028
Public finance and other commercial loans	1,087,356	1,059,083
Loans	$13,004,905	$12,854,359

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

March 31, 2025
	Term Loans (amortized cost basis by origination year)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$431,109	$1,184,550	$441,048	$165,738	$142,290	$91,465	$1,614,342	$—	$4,070,542
Special Mention	138	6,225	6,271	21,724	823	2,286	44,753	—	82,220
Substandard	18,505	14,539	18,614	26,623	3,570	1,281	66,790	—	149,922
Doubtful	—	1,974	12	—	1,350	577	—	—	3,913
Total Commercial and industrial loans	449,752	1,207,288	465,945	214,085	148,033	95,609	1,725,885	—	4,306,597
Current period gross charge-offs	—	630	1,040	16	3,094	87	—	—	4,867
Agricultural land, production and other loans to farmers
Pass	18,823	24,089	22,240	29,683	25,580	53,261	60,772	—	234,448
Special Mention	—	159	29	476	—	863	1,227	—	2,754
Substandard	380	2,515	44	780	668	1,322	953	—	6,662
Total Agricultural land, production and other loans to farmers	19,203	26,763	22,313	30,939	26,248	55,446	62,952	—	243,864
Real estate loans:
Construction
Pass	25,407	243,728	200,293	60,604	13,178	10,994	10,327	—	564,531
Special Mention	12,176	97,317	23,145	44,557	—	35	—	—	177,230
Substandard	22,000	10,518	—	18,292	604	—	—	—	51,414
Total Construction	59,583	351,563	223,438	123,453	13,782	11,029	10,327	—	793,175
Commercial real estate, non-owner occupied
Pass	100,071	325,566	250,185	330,932	394,174	561,031	33,931	—	1,995,890
Special Mention	3,286	52,913	11,867	38,487	11,423	4,941	86	—	123,003
Substandard	12,892	11,430	2,436	6,364	6,641	19,211	2	—	58,976
Total Commercial real estate, non-owner occupied	116,249	389,909	264,488	375,783	412,238	585,183	34,019	—	2,177,869
Current period gross charge-offs	—	—	—	178	—	15	—	—	193
Commercial real estate, owner occupied
Pass	74,568	177,392	147,507	159,448	213,429	308,349	36,114	—	1,116,807
Special Mention	481	15,365	5,129	9,712	7,719	8,369	460	—	47,235
Substandard	16,822	14,027	7,033	1,820	3,508	3,914	—	—	47,124
Doubtful	—	3,573	—	—	—	—	—	—	3,573
Total Commercial real estate, owner occupied	91,871	210,357	159,669	170,980	224,656	320,632	36,574	—	1,214,739
Current period gross charge-offs	—	51	152	—	—	5	—	—	208
Residential
Pass	49,584	215,741	417,482	665,752	392,322	599,913	8,327	48	2,349,169
Special Mention	—	485	3,581	6,036	3,667	4,948	150	16	18,883
Substandard	—	1,480	2,162	8,917	4,078	4,816	347	—	21,800
Total Residential	49,584	217,706	423,225	680,705	400,067	609,677	8,824	64	2,389,852
Current period gross charge-offs	—	26	50	121	—	187	—	—	384
Home equity
Pass	2,289	11,023	4,193	23,629	49,320	14,843	532,713	2,105	640,115
Special Mention	—	38	—	—	467	36	4,069	114	4,724
Substandard	61	738	—	663	776	983	2,439	—	5,660
Total Home Equity	2,350	11,799	4,193	24,292	50,563	15,862	539,221	2,219	650,499
Current period gross charge-offs	—	6	—	11	2	44	—	—	63
Individuals' loans for household and other personal expenditures
Pass	14,306	24,848	19,061	28,870	8,844	5,912	38,013	—	139,854
Special Mention	—	257	369	272	141	16	45	—	1,100
Total Individuals' loans for household and other personal expenditures	14,306	25,105	19,430	29,142	8,985	5,928	38,058	—	140,954
Current period gross charge-offs	—	88	140	141	46	52	—	—	467
Public finance and other commercial loans
Pass	21,960	149,522	53,341	202,166	192,512	434,690	30,437	—	1,084,628
Special Mention	—	—	478	—	—	2,250	—	—	2,728
Total Public finance and other commercial loans	21,960	149,522	53,819	202,166	192,512	436,940	30,437	—	1,087,356
Loans	$824,858	$2,590,012	$1,636,520	$1,851,545	$1,477,084	$2,136,306	$2,486,297	$2,283	$13,004,905
Total current period gross charge-offs	$—	$801	$1,382	$467	$3,142	$390	$—	$—	$6,182

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

December 31, 2024
	Term Loans (amortized cost basis by origination year)
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$1,314,174	$493,138	$196,877	$158,215	$55,639	$49,554	$1,576,409	$130	$3,844,136
Special Mention	14,982	13,282	20,837	1,097	2,222	348	41,187	—	93,955
Substandard	29,238	32,285	26,973	7,249	1,081	1,134	75,649	513	174,122
Doubtful	1,473	606	—	—	—	—	—	—	2,079
Total Commercial and industrial loans	1,359,867	539,311	244,687	166,561	58,942	51,036	1,693,245	643	4,114,292
Current period gross charge-offs	1,242	39,087	341	8,605	500	424	—	—	50,199
Agricultural land, production and other loans to farmers
Pass	28,600	23,070	30,518	26,442	27,105	29,930	84,502	—	250,167
Special Mention	169	—	245	—	446	422	528	—	1,810
Substandard	2,554	48	800	682	34	81	136	—	4,335
Total Agricultural land, production and other loans to farmers	31,323	23,118	31,563	27,124	27,585	30,433	85,166	—	256,312
Real estate loans:
Construction
Pass	241,622	203,829	114,794	31,864	6,398	8,549	12,836	—	619,892
Special Mention	74,879	21,853	19,019	15,214	—	40	—	—	131,005
Substandard	22,305	—	18,292	—	—	—	—	—	40,597
Doubtful	—	—	—	650	—	—	—	—	650
Total Construction	338,806	225,682	152,105	47,728	6,398	8,589	12,836	—	792,144
Commercial real estate, non-owner occupied
Pass	383,279	275,907	342,442	406,289	327,372	278,362	19,863	—	2,033,514
Special Mention	79,440	9,051	35,230	12,975	5,287	28,200	—	—	170,183
Substandard	34,215	2,506	6,737	6,656	18,607	1,598	—	—	70,319
Total Commercial real estate, non-owner occupied	496,934	287,464	384,409	425,920	351,266	308,160	19,863	—	2,274,016
Current period gross charge-offs	—	339	3	—	—	1	—	—	343
Commercial real estate, owner occupied
Pass	194,703	141,964	164,725	217,319	198,314	127,431	31,573	—	1,076,029
Special Mention	1,887	11,013	7,555	9,910	8,603	1,951	460	—	41,379
Substandard	13,310	7,669	3,189	11,294	1,522	3,552	—	—	40,536
Total Commercial real estate, owner occupied	209,900	160,646	175,469	238,523	208,439	132,934	32,033	—	1,157,944
Current period gross charge-offs	—	—	—	—	9	—	—	—	9
Residential
Pass	221,016	413,552	672,713	397,192	326,154	293,785	8,887	13	2,333,312
Special Mention	1,528	1,953	6,228	4,102	2,891	3,152	150	—	20,004
Substandard	1,306	1,912	8,849	3,989	1,216	3,794	347	—	21,413
Total Residential	223,850	417,417	687,790	405,283	330,261	300,731	9,384	13	2,374,729
Current period gross charge-offs	—	173	779	136	20	288	—	—	1,396
Home equity
Pass	6,788	4,354	24,810	51,313	10,486	3,976	535,132	12,124	648,983
Special Mention	38	—	375	285	297	69	4,568	442	6,074
Substandard	61	—	572	815	—	96	2,244	966	4,754
Total Home Equity	6,887	4,354	25,757	52,413	10,783	4,141	541,944	13,532	659,811
Current period gross charge-offs	—	10	35	22	—	267	—	—	334
Individuals' loans for household and other personal expenditures
Pass	40,819	21,867	31,356	10,520	2,276	4,693	53,180	180	164,891
Special Mention	153	234	347	175	59	40	128	—	1,136
Substandard	—	—	—	—	—	—	—	1	1
Total Individuals' loans for household and other personal expenditures	40,972	22,101	31,703	10,695	2,335	4,733	53,308	181	166,028
Current period gross charge-offs	208	920	523	184	47	80	—	—	1,962
Public finance and other commercial loans
Pass	161,072	53,750	203,884	195,066	146,377	298,802	132	—	1,059,083
Total Public finance and other commercial loans	161,072	53,750	203,884	195,066	146,377	298,802	132	—	1,059,083
Loans	$2,869,611	$1,733,843	$1,937,367	$1,569,313	$1,142,386	$1,139,559	$2,447,911	$14,369	$12,854,359
Total current period gross charge-offs	$1,450	$40,529	$1,681	$8,947	$576	$1,060	$—	$—	$54,243

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $140.0 million as of March 31, 2025 representing a $23.8 million increase from $116.2 million at December 31, 2024. At March 31, 2025, 30-59 days past due increased $1.8 million from December 31, 2024. At March 31, 2025, 60-89 days past due increased $20.6 million from December 31, 2024 as commercial and industrial, and commercial real estate, owner occupied loan classes increased $25.1 million and $4.5 million, respectively, which was partially offset by a decrease in the construction loan class of $6.8 million. At March 31, 2025, 90 days or more past due increased $1.4 million from December 31, 2024. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated:

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,260,713	$13,082	$25,602	$7,200	$4,306,597	$3,905
Agricultural land, production and other loans to farmers	243,504	119	241	—	243,864	—
Real estate loans:
Construction	777,629	35	15,226	285	793,175	—
Commercial real estate, non-owner occupied	2,159,499	4,878	1,869	11,623	2,177,869	—
Commercial real estate, owner occupied	1,202,715	2,020	4,496	5,508	1,214,739	183
Residential	2,352,273	12,758	5,027	19,794	2,389,852	192
Home equity	641,332	3,840	561	4,766	650,499	—
Individuals' loans for household and other personal expenditures	139,854	908	192	—	140,954	—
Public finance and other commercial loans	1,087,356	—	—	—	1,087,356	—
Loans	$12,864,875	$37,640	$53,214	$49,176	$13,004,905	$4,280

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,096,605	$7,428	$473	$9,786	$4,114,292	$2,010
Agricultural land, production and other loans to farmers	256,148	164	—	—	256,312	—
Real estate loans:
Construction	761,819	4,332	22,005	3,988	792,144	3,683
Commercial real estate, non-owner occupied	2,259,549	2,407	1,718	10,342	2,274,016	—
Commercial real estate, owner occupied	1,153,861	3,783	—	300	1,157,944	—
Residential	2,337,002	12,302	6,606	18,819	2,374,729	208
Home equity	649,238	4,431	1,569	4,573	659,811	—
Individuals' loans for household and other personal expenditures	164,891	926	210	1	166,028	1
Public finance and other commercial loans	1,059,083	—	—	—	1,059,083	—
Loans	$12,738,196	$35,773	$32,581	$47,809	$12,854,359	$5,902

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

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated.

	March 31, 2025		December 31, 2024
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$6,136	$736	$8,090	$4,937
Agricultural land, production and other loans to farmers	70	—	75	—
Real estate loans:
Construction	24,520	604	24,629	22,650
Commercial real estate, non-owner occupied	13,403	10,976	12,118	10,153
Commercial real estate, owner occupied	9,208	4,709	2,440	1,904
Residential	23,347	—	21,491	—
Home equity	5,238	—	4,924	—
Individuals' loans for household and other personal expenditures	—	—	6	—
Loans	$81,922	$17,025	$73,773	$39,644

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2025 or 2024.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance decreased $2.2 million, primarily related to a decrease of $5.3 million in the commercial and industrial loan class, partially offset by increases of $1.3 million and $1.9 million in commercial real estate, non-owner occupied, and commercial real estate, owner occupied loan classes, respectively, for the three months ended March 31, 2025. The total related allowance balance increased $5.6 million, primarily related to increases of $2.4 million, $1.6 million, and $1.4 million in construction, commercial real estate, owner occupied, and commercial and industrial loan classes, respectively, for the three months ended March 31, 2025.

	March 31, 2025
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$18,173	$18,173	$9,243
Real estate loans:
Construction	—	22,606	—	22,606	2,432
Commercial real estate, non-owner occupied	28,919	—	—	28,919	4,435
Commercial real estate, owner occupied	11,609	—	—	11,609	1,606
Residential	—	1,150	—	1,150	183
Home equity	—	195	—	195	24
Loans	$40,528	$23,951	$18,173	$82,652	$17,923

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$23,455	$23,455	$7,803
Real estate loans:
Construction	—	22,652	—	22,652	—
Commercial real estate, non-owner occupied	27,583	—	—	27,583	4,295
Commercial real estate, owner occupied	9,748	—	—	9,748	—
Residential	—	1,174	—	1,174	189
Home equity	—	201	—	201	25
Loans	$37,331	$24,027	$23,455	$84,813	$12,312

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at March 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, by class and by type of modification. For the three months ended March 31, 2025, the table below excludes loan modifications considered insignificant. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$7,365	0.17%
Real estate loans:
Construction	—	22,000	2.77%
Commercial real estate, owner occupied	—	10,254	0.84%
Residential	269	—	0.01%
Total	$269	$39,619

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

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension
Commercial and industrial loans		Extended loans by a weighted average of 3 months.
Real estate loans:
Construction		Extended loans by a weighted average of 5 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 3 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $6.

Three Months Ended March 31, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $50.	Extended loans by a weighted average of 15 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.	Provided payment deferrals with weighted average delayed amounts of $5. Extended loans by a weighted average of 3 months.
Real estate loans:
Commercial real estate, owner occupied		Extended loans by a weighted average of 5 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $31.
Home equity	Provided payment deferrals with weighted average delayed amounts of $4.	Extended loans by a weighted average of 6 months.

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

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$17,281	$—	$—	$4,231	$21,512
Agricultural land, production and other loans to farmers	2,212	—	—	—	2,212
Real estate loans:
Construction	22,000	—	—	—	22,000
Commercial real estate, owner occupied	12,730	—	—	3,573	16,303
Residential	4,846	298	25	1,740	6,909
Home equity	261	—	—	—	261
Total	$59,330	$298	$25	$9,544	$69,197

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$4,605	$—	$—	$98	$4,703
Real estate loans:
Commercial real estate, owner occupied	189	—	7	—	196
Residential	—	—	122	1,617	1,739
Home equity	356	—	—	—	356
Total	$5,150	$—	$129	$1,715	$6,994

During the three months ended March 31, 2025, there were payment defaults of $9.5 million on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans. There were $1.7 million payment defaults during the three months ended March 31, 2024 on loans that had been modified within the previous twelve months.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The ACL - Loans decreased $0.7 million during the three months ended March 31, 2025. Net charge-offs totaled $4.9 million and provision expense of $4.2 million was recorded during the three months ended March 31, 2025. The following tables summarize changes in the allowance for credit losses by loan segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757
Provision for credit losses - loans	9,154	(4,367)	1,757	(2,344)	4,200
Recoveries on loans	938	5	—	313	1,256
Loans charged off	(4,867)	(401)	—	(914)	(6,182)
Balances, March 31, 2025	$99,982	$46,336	$11,541	$34,172	$192,031

	Three Months Ended March 31, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses - loans	3,145	1,528	(4,454)	1,781	2,000
Recoveries on loans	551	53	—	296	900
Loans charged off	(1,831)	(351)	—	(971)	(3,153)
Balances, March 31, 2024	$99,213	$45,278	$20,369	$39,821	$204,681

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

Financial instruments with off-balance sheet risk were as follows:

	March 31, 2025	December 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$5,321,554	$5,006,085
Standby letters of credit	$65,210	$71,271

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments were $18.0 million at March 31, 2025 and December 31, 2024. There was no provision for credit losses on unfunded commitments during the three months ended March 31, 2025 and 2024. This reserve level remains appropriate and is reported in Other Liabilities as of March 31, 2025 and December 31, 2024 in the Consolidated Condensed Balance Sheets.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheets, as of March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,381,111	$62,871	$1,386,757	$76,528
Forward contracts related to mortgage loans to be delivered for sale	38,472	576	39,142	465
Interest rate lock commitments	35,890	287	15,000	140
Included in other assets	$1,455,473	$63,734	$1,440,899	$77,133
Included in other liabilities:
Interest rate swaps	$1,489,483	$62,785	$1,486,764	$76,450
Forward contracts related to mortgage loans to be delivered for sale	37,000	113	13,020	18
Interest rate lock commitments	15,934	46	14,457	100
Included in other liabilities	$1,542,417	$62,944	$1,514,241	$76,568

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(232)	$(1)
Interest rate lock commitments	Net gains and fees on sales of loans	201	(13)
Total net gain (loss) recognized in income		$(31)	$(14)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2025, the termination value of derivatives in a net liability position related to these agreements was $8.0 million, which resulted in no collateral pledged to counterparties as of March 31, 2025. While the Corporation did not breach any of these provisions as of March 31, 2025, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation did not hold any Level 1 securities as of March 31, 2025, and December 31, 2024. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities and corporate obligations. Fair values for Level 3 securities were determined using discounted cash flow models that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025, and December 31, 2024.

		Fair Value Measurements Using:
March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$79,926	$—	$79,926	$—
State and municipal	845,183	—	843,031	2,152
U.S. Government-sponsored mortgage-backed securities	440,946	—	440,946	—
Corporate obligations	12,434	—	12,403	31
Derivative assets	63,734	—	63,734	—
Derivative liabilities	62,944	—	62,944	—

		Fair Value Measurements Using:
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$79,381	$—	$79,381	$—
State and municipal	863,174	—	860,793	2,381
U.S. Government-sponsored mortgage-backed securities	431,622	—	431,618	4
Corporate obligations	12,298	—	12,267	31
Derivative assets	77,133	—	77,133	—
Derivative liabilities	76,568	—	76,568	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2025 and 2024.

	Available for Sale Securities
	Three Months Ended
	March 31, 2025	March 31, 2024
Balance at beginning of the period	$2,416	$3,310
Included in other comprehensive income	(6)	(95)
Principal payments	(227)	32
Ending balance	$2,183	$3,247

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2025 or December 31, 2024.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three months ended March 31, 2025 and 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at March 31, 2025, and December 31, 2024.

		Fair Value Measurements Using
March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$49,700	$—	$—	$49,700

		Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$46,810	$—	$—	$46,810

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2025 and December 31, 2024.

March 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,152	Discounted cash flow	Maturity/Call date	1 month to 6 years
			US Muni BQ curve	BBB
			Discount rate	3.6% - 5.1%
			Weighted-average coupon	3.6%

Corporate obligations	$31	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$49,700	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 21%
			Weighted-average discount by loan balance	1.9%

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

State and Municipal Securities and Corporate Obligations

The significant unobservable inputs used in the fair value measurement of the Corporation's state and municipal securities and corporate obligations are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in either of those inputs will not affect the other input.

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

		March 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$86,113	$86,113	$—	$—	$86,113
Interest-bearing deposits	331,534	331,534	—	—	331,534
Investment securities held to maturity, net	2,048,632	—	1,698,685	6,321	1,705,006
Loans held for sale	23,004	—	23,004	—	23,004
Net loans	12,812,874	—	—	12,641,050	12,641,050
Federal Home Loan Bank stock	45,006	—	45,006	—	45,006
Interest receivable	88,352	—	88,352	—	88,352
Liabilities:
Deposits	$14,461,978	$12,578,429	$1,877,517	$—	14,455,946
Borrowings:
Securities sold under repurchase agreements	122,947	—	122,938	—	122,938
Federal Home Loan Bank advances	972,478	—	973,038	—	973,038
Subordinated debentures and other borrowings	62,619	—	58,041	—	58,041
Interest payable	13,304	—	13,304	—	13,304

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$87,616	$87,616	$—	$—	$87,616
Interest-bearing deposits	298,891	298,891	—	—	298,891
Investment securities held to maturity, net	2,074,220	—	1,716,647	6,873	1,723,520
Loans held for sale	18,663	—	18,663	—	18,663
Net loans	12,661,602	—	—	12,437,523	12,437,523
Federal Home Loan Bank stock	41,690	—	41,690	—	41,690
Interest receivable	91,829	—	91,829	—	91,829
Liabilities:
Deposits	$14,521,626	$12,502,819	$2,010,348	$—	14,513,167
Borrowings:
Securities sold under repurchase agreements	142,876	—	142,865	—	142,865
Federal Home Loan Bank advances	822,554	—	816,786	—	816,786
Subordinated debentures and other borrowings	93,529	—	84,108	—	84,108
Interest payable	16,102	—	16,102	—	16,102

NOTE 7

QUALIFIED AFFORDABLE HOUSING INVESTMENTS

The Corporation has investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to earn an adequate return of capital through the receipt of low income housing tax credits and to assist the Corporation in achieving goals associated with the Community Reinvestment Act. These investments are included in other assets on the Consolidated Condensed Balance Sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The following table summarizes the Corporation’s affordable housing investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$163,663	$120,013	$167,685	$132,226

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$4,021	$1,696
Tax credits recognized	4,922	1,644

NOTE 8

BORROWINGS

The following table summarizes the Corporation’s borrowings as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Federal funds purchased	$185,000	$99,226
Securities sold under repurchase agreements	122,947	142,876
Federal Home Loan Bank advances	972,478	822,554
Subordinated debentures and other borrowings	62,619	93,529
Total Borrowings	$1,343,044	$1,158,185

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the three months ended March 31, 2025 and 2024 totaled $169.1 million and $194.2 million, respectively, and the average balance of such agreements totaled $159.3 million and $172.7 million during the same period of 2025 and 2024, respectively.

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2025 and December 31, 2024 were:

	March 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$122,947	$—	$—	$—	$122,947

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$142,876	$—	$—	$—	$142,876

Contractual maturities of borrowings as of March 31, 2025, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2025	$185,000	$122,947	$175,000	$1,129
2026	—	—	75,000	—
2027	—	—	270,000	—
2028	—	—	240,000	5,000
2029	—	—	150,000	—
2030 and after	—	—	62,478	60,660
ASC 805 fair value adjustments at acquisition	—	—	—	(4,170)
	$185,000	$122,947	$972,478	$62,619

At March 31, 2025, the outstanding FHLB advances had interest rates from 1.50 to 4.83 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at March 31, 2025, was $625.4 million. As of March 31, 2025, the Corporation had $355.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of March 31, 2025 and December 31, 2024, subordinated debentures and term loans totaled $62.6 million and $93.5 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At March 31, 2025 and December 31, 2024, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of March 31, 2025 and December 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate ("SOFR"), plus the 0.26161 percent spread adjustment. The interest rate at March 31, 2025 and December 31, 2024 was 6.12 percent and 6.18 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At March 31, 2025 and December 31, 2024, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of March 31, 2025 and December 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at March 31, 2025 and December 31, 2024 was 6.06 percent and 6.12 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and converted to floating on October 30, 2023. As of March 31, 2025 and December 31, 2024, the Senior Debt has an annual floating rate equal to three-month CME Term SOFR, plus the 0.26161 percent spread adjustment plus 2.345 percent. The interest rate on the Senior Debt was 6.90 percent and 7.18 percent as of March 31, 2025 and December 31, 2024, respectively. The Corporation had an option to redeem the Subordinated Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Subordinated Notes, plus accrued and unpaid interest to the date of the redemption. The option of redemption was subject to the approval of the Federal Reserve Board. The Corporation has an option to redeem the Senior Debt in whole or in part at a redemption price equal to 100 percent of the principal amount of the redeemed Senior Notes, plus accrued and unpaid interest to the date of the redemption; provided, however, that no Subordinated Notes (as defined in the Issuing and Paying Agency Agreement) may remain outstanding subsequent to any early redemption of Senior Notes. The Subordinated Debt and the Senior Debt options to redeem began with the interest payment date on October 30, 2023, or on any scheduled interest payment date thereafter. During the first quarter of 2024, the Corporation exercised its rights to redeem $40.0 million in principal and paid the debt in full on the scheduled interest payment date. Additionally, in the second quarter of 2024, the Corporation exercised its rights to redeem the remaining $25.0 million in principal and paid the debt on the scheduled interest payment date. Both redemptions were permitted under the optional redemptions provisions of the Subordinated Note Certificate representing the Subordinated Debt. The Senior Debt agreement contains certain customary representations and warranties and financial and negative covenants. As of March 31, 2025 and December 31, 2024 the Corporation was in compliance with these covenants.

•Level One Subordinated Notes. On April 1, 2022, the Corporation assumed certain subordinated notes in conjunction with its acquisition of Level One. The $30.0 million of subordinated notes issued on December 18, 2019 had a fixed interest rate of 4.75 percent per annum, payable semiannually through December 18, 2024. The notes had a floating interest rate equal to the of three-month CME Term SOFR plus 3.11 percent, payable quarterly, after December 18, 2024 through maturity. The Corporation had the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. During the first quarter of 2025, the Corporation exercised its rights to redeem $30.0 million in principal and paid the debt in full on the scheduled interest payment date. The redemption was permitted under the optional redemption provisions of the subordinated notes. No principal amount remains outstanding related to the subordinated notes as of March 31, 2025.

•Other Borrowings. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.1 million as of March 31, 2025 and December 31, 2024. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million as of March 31, 2025 and December 31, 2024.

Line of Credit. As of March 31, 2025 and December 31, 2024, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, the Lender has provided the Corporation with a revolving line of credit of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly, and the Credit Facility has a maturity date of September 30, 2025. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. As of March 31, 2025 and December 31, 2024, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of March 31, 2025 and 2024:

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)
Other comprehensive loss before reclassifications	(1,632)	—	(1,632)
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Period change	(1,626)	—	(1,626)
Balance at March 31, 2025	$(190,038)	$(273)	$(190,311)

Balance at December 31, 2023	$(173,654)	$(2,316)	$(175,970)
Other comprehensive loss before reclassifications	(22,061)	—	(22,061)
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Period change	(22,059)	—	(22,059)
Balance at March 31, 2024	$(195,713)	$(2,316)	$(198,029)

The following tables present the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2025 and 2024.

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities gains (losses) reclassified into income	$(7)	$(2)	Other income - net realized gains (losses) on sales of available for sale securities
Related income tax benefit (expense)	1	—	Income tax expense
Total reclassifications for the period, net of tax	$(6)	$(2)

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive loss see NOTE 3. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.

NOTE 10

SHARE-BASED COMPENSATION

Stock options and Restricted Stock Awards ("RSA") have been issued to directors, officers and other management employees under the Corporation's 2019 Long-term Equity Incentive Plan, the 2024 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors. The stock options, which have a ten year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on NASDAQ on the date of grant. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or, continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

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

	Three Months Ended March 31,
	2025	2024
Stock and ESPP Options
Pre-tax compensation expense	$27	$67
Income tax expense (benefit)	—	—
Stock and ESPP option expense, net of income taxes	$27	$67
Restricted Stock Awards
Pre-tax compensation expense	$1,568	$1,335
Income tax expense (benefit)	(328)	(264)
Restricted stock awards expense, net of income taxes	$1,240	$1,071
Total Share-Based Compensation
Pre-tax compensation expense	$1,595	$1,402
Income tax expense (benefit)	(328)	(264)
Total share-based compensation expense, net of income taxes	$1,267	$1,138

The grant date fair value of ESPP options was estimated to be approximately $27,000 at the beginning of the January 1, 2025 quarterly offering period. The ESPP options vested during the three months ended March 31, 2025, leaving no unrecognized compensation expense related to unvested ESPP options at March 31, 2025.

Stock option activity under the Corporation's stock option plans as of March 31, 2025 and changes during the three months ended March 31, 2025, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	40,991	$22.44
Exercised	(5,752)	$21.79
Outstanding March 31, 2025	35,239	$22.55	1.53	$630
Vested and Expected to Vest at March 31, 2025	35,239	$22.55	1.53	$630
Exercisable at March 31, 2025	35,239	$22.55	1.53	$630

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first three months of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on March 31, 2025.  The amount of aggregate intrinsic value will change based on the fair value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was $107,000. Cash receipts of stock options exercised during the same period was $126,000. There were no stock options exercised during the three months ended March 31, 2024.

The following table summarizes information on unvested RSAs outstanding as of March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2025	554,436	$36.47
Granted	7,486	$40.49
Vested	(5,666)	$41.77
Forfeited	(950)	$36.73
Unvested RSAs at March 31, 2025	555,306	$36.47

As of March 31, 2025, unrecognized compensation expense related to RSAs was $9.2 million and is expected to be recognized over a weighted-average period of 1.4 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 11

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated condensed statements of income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$13,275	$11,501
Tax-exempt interest income	(4,598)	(4,352)
Non-deductible FDIC premiums	129	139
Tax-exempt earnings and gains on life insurance	(458)	(334)
Tax credits	(903)	(304)
State Income Tax	307	34
Other	125	141
Actual Tax Expense	$7,877	$6,825

Effective Tax Rate	12.5%	12.5%

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

The following tables reconcile basic and diluted net income per common share for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025			2024
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$54,870	57,969,053	$0.95	$47,472	59,066,789	$0.80
Effect of potentially dilutive stock options and restricted stock awards		273,179			206,225
Diluted net income per common share	$54,870	58,242,232	$0.94	$47,472	59,273,014	$0.80
RSAs excluded from the diluted average common share calculation(1)		47,494			87,287

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 15

SUBSEQUENT EVENT

In April 2025, the Corporation received $22.0 million in principal payments related to a multi-family construction relationship that was in nonaccrual status as of March 31, 2025. The payments represented full collection of principal.

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

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank operates 111 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the three months ended March 31, 2025 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

The table below includes certain financial data of the Corporation for the previous five quarters:

	Three Months Ended
Dollars in Thousands, Except Per Share Amounts	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Income Statement:
Net interest income	$130,270	$134,370	$131,110	$128,571	$127,063
Provision for credit losses	4,200	4,200	5,000	24,500	2,000
Noninterest income	30,048	42,742	24,866	31,334	26,638
Noninterest expense	92,902	96,289	94,629	91,413	96,935
Net income available to common shareholders	54,870	63,880	48,719	39,456	47,472
Per Share Data:
Average diluted common shares outstanding (in thousands)	58,242	58,247	58,289	58,328	59,273
Diluted net income available to common stockholders	$0.94	$1.10	$0.84	$0.68	$0.80
Cash dividends paid to common stockholders	0.35	0.35	0.35	0.35	0.34
Common dividend payout ratio (1)	37.23%	32.11%	41.67%	51.47%	42.50%
Book value per share	$39.91	$39.32	$39.18	$37.68	$37.56
Tangible common book value per share (2)	27.34	26.78	26.64	25.10	25.07
Performance Ratios:
Return on average assets	1.21%	1.39%	1.07%	0.87%	1.04%
Return on average stockholders' equity	9.38	11.05	8.66	7.16	8.47
Return on tangible common stockholders' equity(2)	14.12	16.75	13.39	11.29	13.21
Net interest margin (FTE) on average earning assets(3)	3.22	3.28	3.23	3.16	3.10
Efficiency ratio(2)	54.54	48.48	53.76	53.84	59.21
Net charge-offs as % of average loans (annualized)	0.15	0.02	0.21	1.26	0.07
Allowance for credit losses - loans as % of total loans	1.47	1.50	1.48	1.50	1.64
NPAs / actual assets %	0.47	0.43	0.35	0.36	0.37
Balance Sheet:
Total securities	$3,427,121	$3,460,695	$3,662,145	$3,753,088	$3,783,574
Total loans	13,027,909	12,873,022	12,687,460	12,671,942	12,480,700
Total assets	18,439,787	18,311,969	18,347,552	18,303,423	18,317,803
Total deposits	14,461,978	14,521,626	14,365,100	14,569,070	14,884,584
Total borrowings	1,343,044	1,158,185	1,081,085	1,173,972	861,654
Total stockholders' equity	2,332,214	2,304,983	2,302,373	2,212,525	2,224,803
Capital Ratios:
Total shareholders' equity to assets	12.65%	12.59%	12.55%	12.09%	12.15%
Tangible common equity to tangible assets(2)	8.90	8.81	8.76	8.27	8.32
Total risk-based capital to risk-weighted assets	13.22	13.31	13.18	12.95	13.34
Tier 1 capital to risk-weighted assets	11.67	11.59	11.41	11.19	11.25
Common equity tier 1 capital to risk-weighted assets	11.50	11.43	11.25	11.02	11.25
Tier 1 capital to average assets	10.20	9.96	9.79	9.63	9.56
(1) Cash dividends paid per common share divided by diluted net income per common share.
(2) Non-GAAP financial measures. Refer to the Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.
(3) Calculated using a marginal tax rate of 21 percent for all periods.

RESULTS OF OPERATIONS

The Corporation reported first quarter 2025 net income available to common stockholders and diluted earnings per common share of $54.9 million and $0.94 per diluted share, respectively, compared to $47.5 million and $0.80 per diluted share, respectively, during the first quarter of 2024.

When adjusting for certain non-recurring items, adjusted net income available to common stockholders was $54.9 million and adjusted diluted earnings per common share totaled $0.94 for the first quarter of 2025, compared to $50.1 million and $0.85, respectively, in the first quarter of 2024. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of March 31, 2025, total assets equaled $18.4 billion, an increase of $127.8 million or 0.7 percent from December 31, 2024.

Cash and due from banks and interest-bearing deposits increased $31.1 million from December 31, 2024. Total investment securities decreased $33.6 million from December 31, 2024, primarily due to $35.3 million in maturities and redemptions of available for sale securities and held to maturity securities. The investment portfolio as a percentage of total assets was 18.6 percent at March 31, 2025 and 18.9 percent at December 31, 2024. Additional details of the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $154.9 million, or 4.8 percent on an annualized basis, since December 31, 2024. The composition of the loan portfolio is 75.4 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 33.1 percent and 16.7 percent of the total loan portfolio, respectively. The increase was primarily driven by an increase in commercial and industrial, commercial real estate, owner occupied, public finance and residential loans. Partially offsetting those increases was a decrease in commercial real estate, non-owner occupied, construction, home equity, and individuals' loans for household and other personal expenditures. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s ACL - loans totaled $192.0 million as of March 31, 2025 and equaled 1.47 percent of total loans, compared to $192.8 million and 1.50 percent of total loans at December 31, 2024.  The ACL - loans decreased $0.7 million from December 31, 2024. During the three months ended March 31, 2025, the Corporation recorded net charge-offs of $4.9 million and $4.2 million of provision for credit losses - loans. During the three months ended March 31, 2024, the Corporation recorded net charge-offs of $2.3 million and $2.0 million of provision for credit losses - loans. Nonaccrual loans at March 31, 2025 were $81.9 million and increased $8.1 million from December 31, 2024 primarily due to increases of $6.8 million and $1.9 million in non-accrual balances in commercial real estate, owner occupied and residential, respectively. The increases were partially offset by a decline in non-accrual balances within the commercial and industrial loan portfolio of $2.0 million. The Corporation's reserve for unfunded commitments was $18.0 million at March 31, 2025 and December 31, 2024, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets decreased $18.0 million from December 31, 2024 and was driven by a decline in the fair value of derivatives included in other assets from $77.1 million at December 31, 2024 to $63.7 million at March 31, 2025. The decrease in derivatives is due primarily to a decrease in market interest rates.

As of March 31, 2025, total deposits equaled $14.5 billion, a decrease of $59.6 million from December 31, 2024, or 1.6 percent on an annualized basis. The Corporation experienced decreases from December 31, 2024 in time deposits of $213.8 million and demand deposits of $193.5 million. Partially offsetting these decreases was an increase in savings deposits of $269.1 million and brokered certificates of deposits of $78.5 million from December 31, 2024. The overall deposit decrease was driven by a decrease in public funds and partially offset by an increase in wholesale deposits. Total deposits less time deposits greater than $100,000, or core deposits, represented 91.3 percent of the deposit portfolio at March 31, 2025. Noninterest bearing deposits represents 15.1 percent of the deposit portfolio at March 31, 2025, compared to 16.0 percent at December 31, 2024. The loan to deposit ratio increased to 90.1 percent at period end from 88.6 percent as of December 31, 2024.

The average account balance within the deposit portfolio was $36,000 at March 31, 2025. Insured deposits totaled 69.6 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 12.4 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance to the remaining 57.2 percent. Only 30.4 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings increased $184.9 million as of March 31, 2025, compared to December 31, 2024. This increase was primarily driven by an increase of $149.9 million in FHLB advances and $85.8 million in federal funds purchased from December 31, 2024. Subordinated debentures and other borrowings decreased $30.9 million compared to December 31, 2024 as the Corporation utilized excess liquidity to pay down $30.0 million of subordinated debentures during the first quarter of 2025. Securities sold under repurchase agreements decreased $19.9 million from December 31, 2024 as clients moved into other deposit products.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted net income available to common stockholders and adjusted diluted earnings per common share are meaningful non-GAAP financial measures for management, as they provide a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance.

Net interest income and net interest margin presented on a fully taxable equivalent ("FTE") basis, reflecting the income tax savings when comparing tax-exempt and taxable assets using the federal statutory rate of 21 percent, are non-GAAP financial measures used by management to assess what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on an FTE basis and that it provides useful information for management and investors for peer comparison purposes. Non-GAAP financial measures such as tangible common equity, tangible assets, tangible common equity to tangible assets, tangible book value per common share, tangible net income available to common stockholders, diluted tangible net income per common share, return on average tangible capital and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive losses in stockholders' equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - NON-GAAP
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Net Income Available to Common Stockholders (GAAP)	$54,870	$63,880	$47,472
Adjustments:
Net realized losses on sales of available for sale securities	7	11,592	2
Gain on branch sale	—	(19,983)	—
Non-core expenses [1,2]	—	762	3,481
Tax on adjustment	(2)	1,851	(848)
Adjusted Net Income Available to Common Stockholders (non-GAAP)	$54,875	$58,102	$50,107

Average Diluted Common Shares Outstanding (in thousands)	58,242	58,247	59,273

Diluted Earnings Per Common Share (GAAP)	$0.94	$1.10	$0.80
Adjustments:
Net realized losses on sales of available for sale securities	—	0.20	—
Gain on branch sale	—	(0.34)
Non-core expenses [1,2]	—	0.01	0.06
Tax on adjustment	—	0.03	(0.01)
Adjusted Diluted Earnings Per Common Share (non-GAAP)	$0.94	$1.00	$0.85

[1] - Non-core expenses in the three months ended December 31, 2024 included $0.8 million of costs directly related to the branch sale.
[2] - Non-core expenses in the three months ended March 31, 2024 included $2.4 million from duplicative online banking conversion costs and $1.1 million from the FDIC special assessment.

NET INTEREST INCOME (FTE) AND NET INTEREST MARGIN (FTE) (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended
	March 31,	March 31,
	2025	2024
Net Interest Income (GAAP)	$130,270	$127,063
FTE Adjustment	6,127	5,795
Net Interest Income (FTE) (non-GAAP)	136,397	132,858

Average Earning Assets (GAAP)	$16,960,475	$17,123,851
Net Interest Margin (GAAP)	3.07%	2.97%
Net Interest Margin (FTE) (non-GAAP)	3.22%	3.10%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS (NON-GAAP)
(Dollars in thousands, except per share amounts)
	March 31, 2025	December 31, 2024
Total Stockholders' Equity (GAAP)	$2,332,214	$2,304,983
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(730,304)	(731,830)
Tangible common equity (non-GAAP)	$1,576,785	$1,548,028
Total assets (GAAP)	$18,439,787	$18,311,969
Less: Intangible assets (GAAP)	(730,304)	(731,830)
Tangible assets (non-GAAP)	$17,709,483	$17,580,139
Stockholders' Equity to Assets (GAAP)	12.65%	12.59%
Tangible common equity to tangible assets (non-GAAP)	8.90%	8.81%

Tangible common equity (non-GAAP)	$1,576,785	$1,548,028
Plus: Tax benefit of intangibles (non-GAAP)	3,939	4,263
Tangible common equity, net of tax (non-GAAP)	$1,580,724	$1,552,291
Common Stock outstanding	57,810	57,975
Book value per common share (GAAP)	$39.91	$39.33
Tangible book value per common share (non-GAAP)	$27.34	$26.78

TANGIBLE NET INCOME PER COMMON SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY (NON-GAAP)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Average goodwill (GAAP)	$712,002	$712,002
Average other intangibles (GAAP)	19,003	26,017
Average deferred tax on other intangibles (GAAP)	(4,088)	(5,587)
Intangible adjustment (non-GAAP)	$726,917	$732,432
Average stockholders' equity (GAAP)	$2,340,874	$2,242,139
Average preferred stock (GAAP)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(726,917)	(732,432)
Average tangible capital (non-GAAP)	$1,588,832	$1,484,582
Average assets (GAAP)	$18,341,738	$18,430,521
Intangible adjustment (non-GAAP)	(726,917)	(732,432)
Average tangible assets (non-GAAP)	$17,614,821	$17,698,089
Net income available to common stockholders (GAAP)	$54,870	$47,472
Other intangible amortization, net of tax (GAAP)	1,206	1,546
Preferred stock dividend	469	469
Tangible net income available to common stockholders (non-GAAP)	$56,545	$49,487
Per Share Data:
Diluted net income per common share (GAAP)	$0.94	$0.80
Diluted tangible net income per common share (non-GAAP)	$0.96	$0.83
Ratios:
Return on average capital (GAAP)	9.38%	8.47%
Return on average tangible capital (non-GAAP)	14.12%	13.21%
Return on average assets (GAAP)	1.21%	1.04%
Return on average tangible assets (non-GAAP)	1.28%	1.12%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81.3 percent of revenues for the three months ended March 31, 2025. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, and interest rate fluctuations. Other factors include the level of accretion income on purchased loans, prepayment risk on loan and investment-related assets, and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the table that follows to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2025 and 2024. The

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Net interest margin, on an FTE basis, increased 12 basis points to 3.22 percent for the three months ended March 31, 2025 compared to 3.10 percent for the same period in 2024.

Average Balance Sheet
Average earning assets for the three months ended March 31, 2025 decreased $163.4 million compared to the same period in 2024. The decrease for the three months ended March 31, 2025 was driven by a decrease in the average investment securities portfolio and interest-bearing deposits of $348.2 million and $281.7 million, respectively, as the Corporation repositioned the securities portfolio in the second half of 2024 by selling $268.5 million of lower-yielding securities. Offsetting these decreases was an increase in average loan balances of $464.3 million, primarily in the commercial and tax-exempt portfolios.

Total average deposits for the three months ended March 31, 2025 decreased $461.9 million, when compared to the same period in 2024. The decline was primarily due to $267.4 million of deposits sold in the Illinois branch sale that closed in the fourth quarter of 2024. Average interest-bearing deposits for the three months ended March 31, 2025 decreased $245.3 million compared to the same period in 2024, with the largest decreases in certificates and other time deposits and savings deposits, partially offset by an increase in money market deposits and interest-bearing demand deposits. Average noninterest-bearing deposits declined $216.5 million in the three months ended March 31, 2025 when compared to the same period in 2024. This decrease reflects clients continuing to move funds from noninterest-bearing accounts into interest-bearing deposit products.

Average borrowings increased $251.1 million for the three months ended March 31, 2025, compared to the same period in 2024. Average FHLB advances and federal funds purchased increased $243.8 million and $62.8 million, respectively, during the three months ended March 31, 2025 when compared to the same period in 2024 as the Corporation utilized funding sources to fund loan growth and supplement deposits. These increases were partially offset by a $13.4 million decrease in average securities sold under repurchase agreements for the same period. Additionally, average subordinated debt decreased $41.9 million for the three months ended March 31, 2025 when compared to the same period in 2024, due to the Corporation's redemption of $65.0 million of subordinated debt in the first and second quarters of 2024 and $30.0 million in the first quarter of 2025.

Interest Income/Expense and Average Yields
In the first quarter of 2025, FTE asset yields decreased 26 basis points compared to the same period in 2024 and was primarily due to the Federal Open Market Committee ("FOMC") decreasing interest rates a total of 100 basis points in the second half of 2024. This resulted in a decrease in interest income, on an FTE basis, of $13.1 million during the three months ended March 31, 2025 compared to the same period in 2024. The Corporation's loan portfolio is 68.3 percent variable and repricing occurred when the FOMC decreased interest rates. As a result, yields on new and renewed loans were 6.96 percent for the three months ended March 31, 2025 compared to 8.15 percent for the same period in 2024. The Corporation also recognized fair value accretion income on purchased loans, which is included in interest income, of $1.1 million, which accounted for 3 basis points of net interest margin in the three months ended March 31, 2025. Comparatively, the Corporation recognized $1.4 million of accretion income for the three months ended March 31, 2024, or 3 basis points of net interest margin.

Interest expense on deposits decreased $17.7 million for the three months ended March 31, 2025, or 52 basis points, when compared to the same period in 2024. The total cost of interest-bearing liabilities was 2.74 percent for the three months ended March 31, 2025 compared to 3.23 percent during the same period in 2024. The total cost of interest-bearing liabilities decreased 49 basis points, which mitigated the 26 basis point decrease in asset yields and resulted in a 23 basis point increase in FTE net interest spread when compared to the same period in 2024. The decrease in interest expense was primarily due to a decrease in the cost of all deposit products and borrowings as the average balance of total interest-bearing liabilities was comparable to the prior year period.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$294,016	$2,372	3.23%	$575,699	$6,493	4.51%
Federal Home Loan Bank stock	43,980	997	9.07	41,764	835	8.00
Investment Securities: (1)
Taxable	1,634,452	8,372	2.05	1,783,057	8,748	1.96
Tax-Exempt (2)	2,046,674	15,844	3.10	2,246,265	17,229	3.07
Total Investment Securities	3,681,126	24,216	2.63	4,029,322	25,977	2.58
Loans held for sale	20,965	319	6.09	21,782	328	6.02
Loans: (3)
Commercial	8,770,282	147,772	6.74	8,598,110	159,209	7.41
Real estate mortgage	2,191,384	24,446	4.46	2,130,947	22,357	4.20
HELOC and installment	828,874	15,191	7.33	821,815	16,129	7.85
Tax-Exempt (2)	1,129,848	13,332	4.72	904,412	10,367	4.59
Total Loans	12,941,353	201,060	6.21	12,477,066	208,390	6.68
Total Earning Assets	16,960,475	228,645	5.39%	17,123,851	241,695	5.65%
Total Non-Earning Assets	1,381,263			1,306,670
Total Assets	$18,341,738			$18,430,521
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,522,434	$34,606	2.51%	$5,419,821	$39,491	2.91%
Money market deposits	3,437,998	25,952	3.02	3,045,478	27,383	3.60
Savings deposits	1,299,405	2,445	0.75	1,559,877	3,801	0.97
Certificates and other time deposits	1,947,854	17,544	3.60	2,427,859	27,610	4.55
Total Interest-Bearing Deposits	12,207,691	80,547	2.64	12,453,035	98,285	3.16
Borrowings	1,262,926	11,701	3.71	1,011,812	10,552	4.17
Total Interest-Bearing Liabilities	13,470,617	92,248	2.74	13,464,847	108,837	3.23
Noninterest-bearing deposits	2,211,647			2,428,170
Other liabilities	318,600			295,365
Total Liabilities	16,000,864			16,188,382
Stockholders' Equity	2,340,874			2,242,139
Total Liabilities and Stockholders' Equity	$18,341,738	92,248		$18,430,521	108,837
Net Interest Income (FTE)		$136,397			$132,858
Net Interest Spread (FTE) (4)			2.65%			2.42%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.39%			5.65%
Interest Expense / Average Earning Assets			2.17%			2.55%
Net Interest Margin (FTE) (5)			3.22%			3.10%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2025 and 2024. These totals equal $6,127 and $5,795 for the three months ended March 31, 2025 and 2024, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $30.0 million for the three months ended March 31, 2025, a $3.4 million, or 12.8 percent, increase compared to the three months ended March 31, 2024. The increase was primarily driven by a $1.8 million increase in net gains and fees on sales of loans and a $0.6 million increase in earnings on cash surrender value of life insurance.

NONINTEREST EXPENSE

Noninterest expense totaled $92.9 million for the three months ended March 31, 2025, a $4.0 million, or 4.2 percent, decrease from the first quarter of 2024. There was a $3.3 million decrease in salaries and employee benefits expenses related to lower headcount driven by the voluntary early retirement program and the Illinois branch sale that both occurred in 2024. Additionally, there was a $1.0 million decrease in outside data processing fees due to digital platform conversion costs in the first quarter of 2024.

INCOME TAXES

Income tax expense for the three months ended March 31, 2025 was $7.9 million on pre-tax net income of $63.2 million.  For the same period in 2024, income tax expense was $6.8 million on pre-tax income of $54.8 million. The effective income tax rates for the first quarter of 2025 and 2024 were 12.5 percent.

The effective income tax rate for the three months ended March 31, 2025 when compared to the same period in 2024 experienced a favorable rate impact due to increased tax credits offset by tax-exempt interest income being a smaller portion of pre-tax income in 2025.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 11. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25 million of outstanding preferred stock at March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) equal to $0.5 million. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation repurchased 0.9 million shares of its common stock pursuant to the repurchase program during the three months ended March 31, 2024. As of March 31, 2024 the Corporation had approximately 1.8 million shares at an aggregate value of $44.6 million available to repurchase under the program. The stock repurchase program approved in 2021 was discontinued as of March 18, 2025.

On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation repurchased 0.2 million shares of its common stock pursuant to the repurchase program during the three months ended March 31, 2025. As of March 31, 2025, the Corporation had approximately 2.7 million shares at an aggregate value of $90.0 million available to repurchase under the program approved in 2025.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. During the three months ended March 31, 2025 and 2024, the Corporation recorded excise tax of $0.1 million and $0.3 million, respectively, related to its share repurchases during the period, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2025, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

The Corporation's and Bank's actual and required capital ratios as of March 31, 2025 and December 31, 2024 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,037,746	13.22%	$1,617,920	10.50%	N/A	N/A
First Merchants Bank	1,989,507	12.90	1,619,102	10.50	$1,542,002	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,797,552	11.67%	$1,309,745	8.50%	N/A	N/A
First Merchants Bank	1,796,554	11.65	1,310,702	8.50	$1,233,602	8.00%
CET1 capital to risk-weighted assets
First Merchants Corporation	$1,772,552	11.50%	$1,078,613	7.00%	N/A	N/A
First Merchants Bank	1,796,554	11.65	1,079,401	7.00	$1,002,301	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,797,552	10.20%	$704,676	4.00%	N/A	N/A
First Merchants Bank	1,796,554	10.10	711,219	4.00	$889,023	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,030,362	13.31%	$1,601,175	10.50%	N/A	N/A
First Merchants Bank	1,967,738	12.89	1,602,417	10.50	$1,526,112	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,767,468	11.59%	$1,296,189	8.50%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,297,195	8.50	$1,220,889	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,742,468	11.43%	$1,067,450	7.00%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,068,278	7.00	$991,973	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,767,468	9.96%	$710,089	4.00%	N/A	N/A
First Merchants Bank	1,776,738	9.92	716,172	4.00	$895,215	5.00%

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 1, 2022, the Corporation assumed $30.0 million of subordinated notes in conjunction with its acquisition of Level One. On February 14, 2025, the Corporation, through its trustee, distributed notice of redemption of all $30.0 million in principal amount of its 4.75% Fixed-to-Floating Subordinated Notes due December 18, 2029. The Corporation exercised its right to redeem $30 million of the subordinated debt on the scheduled interest payment date of March 18, 2025.

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

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,332,214	$2,332,623	$2,304,983	$2,315,701
Adjust for Accumulated Other Comprehensive Loss (1)	190,311	188,434	188,685	186,808
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(724,275)	(723,827)	(725,504)	(725,056)
Less: Disallowed Deferred Tax Assets	(573)	(551)	(571)	(590)
Total Tier 1 Capital (Regulatory)	1,797,552	1,796,554	1,767,468	1,776,738
Qualifying Subordinated Debentures	47,380	—	72,040	—
Allowance for Credit Losses Includible in Tier 2 Capital	192,814	192,953	190,854	191,000
Total Risk-Based Capital (Regulatory)	$2,037,746	$1,989,507	$2,030,362	$1,967,738

Net Risk-Weighted Assets (Regulatory)	$15,408,760	$15,420,021	$15,249,287	$15,261,118
Average Assets (Regulatory)	$17,616,890	$17,780,468	$17,752,227	$17,904,307

Total Risk-Based Capital Ratio (Regulatory)	13.22%	12.90%	13.31%	12.89%
Tier 1 Capital to Risk-Weighted Assets	11.67%	11.65%	11.59%	11.64%
Tier 1 Capital to Average Assets	10.20%	10.10%	9.96%	9.92%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,797,552	$1,796,554	$1,767,468	$1,776,738
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,772,552	$1,796,554	$1,742,468	$1,776,738

Net Risk-Weighted Assets (Regulatory)	$15,408,760	$15,420,021	$15,249,287	$15,261,118
CET1 Capital Ratio (Regulatory)	11.50%	11.65%	11.43%	11.64%

(1) Includes net unrealized gains or losses on available for sale securities and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.90 percent at March 31, 2025, and 8.81 percent at December 31, 2024.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at March 31, 2025 and December 31, 2024.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at March 31, 2025 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years. The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	March 31, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$762,002	$3,127,162	$417,433	$4,306,597
Agricultural land, production and other loans to farmers	73,515	37,352	132,997	243,864
Real estate loans:
Construction	379,061	284,590	129,524	793,175
Commercial real estate, non-owner occupied	373,711	1,160,255	643,903	2,177,869
Commercial real estate, owner occupied	189,540	574,603	450,596	1,214,739
Residential	27,455	157,833	2,204,564	2,389,852
Home Equity	27,740	21,100	601,659	650,499
Individuals' loans for household and other personal expenditures	21,835	85,301	33,818	140,954
Public finance and other commercial loans	38,603	103,343	945,410	1,087,356
Total	$1,893,462	$5,551,539	$5,559,904	$13,004,905

	March 31, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$37,661	$463,084	$150,376	$651,121
Agricultural land, production and other loans to farmers	1,419	27,642	7,064	36,125
Real estate loans:
Construction	5,105	9,339	116,008	130,452
Commercial real estate, non-owner occupied	120,011	398,816	109,675	628,502
Commercial real estate, owner occupied	128,117	301,270	95,972	525,359
Residential	17,141	109,315	879,479	1,005,935
Home Equity	11,509	7,846	10,416	29,771
Individuals' loans for household and other personal expenditures	1,893	64,303	17,372	83,568
Public finance and other commercial loans	8,423	73,723	918,864	1,001,010
Total loans with fixed interest rates	$331,279	$1,455,338	$2,305,226	$4,091,843

	March 31, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$724,341	$2,664,078	$267,057	$3,655,476
Agricultural land, production and other loans to farmers	72,096	9,710	125,933	207,739
Real estate loans:
Construction	373,956	275,251	13,516	662,723
Commercial real estate, non-owner occupied	253,700	761,439	534,228	1,549,367
Commercial real estate, owner occupied	61,423	273,333	354,624	689,380
Residential	10,314	48,518	1,325,085	1,383,917
Home Equity	16,231	13,254	591,243	620,728
Individuals' loans for household and other personal expenditures	19,942	20,998	16,446	57,386
Public finance and other commercial loans	30,180	29,620	26,546	86,346
Total loans with variable interest rates	$1,562,183	$4,096,201	$3,254,678	$8,913,062

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

At March 31, 2025, non-accrual loans totaled $81.9 million, an increase of $8.1 million from December 31, 2024, primarily due to increases of $6.8 million and $1.9 million in non-accrual balances in commercial real estate, owner occupied and residential, respectively. The increase was offset by a decline in non-accrual balances within the commercial and industrial loan portfolio of $2.0 million.

At March 31, 2025, loans 90-days or more delinquent and still accruing totaled $4.3 million, a decrease of $1.6 million from December 31, 2024.

The Corporation's nonperforming assets plus accruing loans 90-days or more delinquent loans are presented in the table below.

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Nonperforming Assets:
Non-accrual loans	$81,922	$73,773
OREO and Repossessions	4,966	4,948
Nonperforming assets (NPA)	86,888	78,721
Loans 90-days or more delinquent and still accruing	4,280	5,902
NPAs and loans 90-days or more delinquent	$91,168	$84,623

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$10,041	$10,100
Agricultural land, production and other loans to farmers	70	75
Real estate loans:
Construction	24,520	28,312
Commercial real estate, non-owner occupied	18,123	16,838
Commercial real estate, owner occupied	9,391	2,440
Residential	23,785	21,927
Home equity	5,238	4,924
Individuals' loans for household and other personal expenditures	—	7
Nonperforming assets and loans 90-days or more delinquent:	$91,168	$84,623

In April 2025, the Corporation received $22.0 million in principal payments related to a multi-family construction relationship that was in nonaccrual status as of March 31, 2025. The payments represented full collection of principal.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan balances, excluding loans held for sale, increased $150.5 million from December 31, 2024 to $13.0 billion at March 31, 2025. At March 31, 2025, the ACL -loans totaled $192.0 million, which represents a decrease of $0.7 million from December 31, 2024. As a percentage of loans, the ACL - loans was 1.47 percent and 1.50 percent at March 31, 2025 and December 31, 2024, respectively.

Net charge-offs totaling $4.9 million were recognized for the three months ended March 31, 2025, and provision for credit losses of $4.2 million was recorded for the same period in 2025. Net charge-offs totaling $2.3 million were recognized for the three months ended March 31, 2024, with $2.0 million in provision for credit losses recorded in the same period in 2024.

The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2025 and 2024 is reflected in the following table.

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
Net charge-offs (recoveries):
Commercial and industrial loans	$3,929	$1,280
Real estate loans:
Commercial real estate, non-owner occupied	192	342
Commercial real estate, owner occupied	204	(44)
Residential	370	366
Home equity	(65)	50
Individuals' loans for household and other personal expenditures	296	259
Total net charge-offs (recoveries)	$4,926	$2,253

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.4 billion at March 31, 2025, a decrease of $8.0 million, or 0.6 percent, from December 31, 2024.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $5.3 million at March 31, 2025. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as a funding source. At March 31, 2025, total borrowings from the FHLB were $972.5 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at March 31, 2025 was $625.4 million and $2.4 billion, respectively.

The following table presents the Corporation's material cash requirements from known contractual and other obligations at March 31, 2025:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,578,428	$—	$12,578,428
Certificates and other time deposits	1,651,113	232,437	1,883,550
Securities sold under repurchase agreements	122,947	—	122,947
Federal Home Loan Bank advances	175,000	797,478	972,478
Federal Funds Purchased	185,000	—	185,000
Subordinated debentures and other borrowings	1,311	61,308	62,619
Total	$14,713,799	$1,091,223	$15,805,022

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

Summarized credit-related financial instruments at March 31, 2025 are as follows:

(Dollars in Thousands)	March 31, 2025
Amounts of commitments:
Loan commitments to extend credit	$5,321,554
Standby and commercial letters of credit	65,210
$5,386,764

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2025, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from those projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity products, such as savings, money market, interest-bearing and demand deposits, reflect management's best estimate of expected future behavior. Historical retention rate assumptions are applied to non-maturity deposits for modeling purposes.

The comparative rising 200 and 100 basis points and falling 200 and 100 basis points scenarios below, as of March 31, 2025 and December 31, 2024, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 and 100 basis points and falling 200 and 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2025 and December 31, 2024. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2025	December 31, 2024
Rising 200 basis points from base case	2.8%	4.1%
Rising 100 basis points from base case	1.5%	2.5%
Falling 100 basis points from base case	(2.2)%	(2.2)%
Falling 200 basis points from base case	(4.8)%	(4.5)%

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January, 2025	—	$—	—	—
February, 2025	—	$—	—	—
March, 2025	194,493	$40.68	194,311	2,732,689
Total	194,493		194,311

(1) During the three months ended March 31, 2025, there were 194,311 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amount in March 2025 also includes 182 shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended March 31, 2025, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

First Merchants Corporation
(Registrant)

May 1, 2025	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

May 1, 2025	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)