Form 10-Q
period 2025-06-30
FIRST MERCHANTS CORP
filed 2025-07-31
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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

As of July 28, 2025, there were 57,732,339 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common Equity Tier 1
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
Credit Agreement	Credit agreement entered into on September 30, 2024 with U.S. Bank, N.A.
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
EITF	FASB's Emerging Issues Task Force
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FMC Trust II	First Merchants Capital Trust II
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System.
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Lender	U.S. Bank, N.A., entered into Credit Agreement with the Corporation on September 30, 2024
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
OBBBA	The One Big Beautiful Bill Act, signed into law on July 4th, 2025
OREO	Other real estate owned
RSA	Restricted Stock Awards
Senior Debt	Fixed-to-Floating Rate Senior Notes due 2028
Subordinated Debt	Fixed-to-Floating Rate Subordinated Notes due 2028
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$81,567	$87,616
Interest-bearing deposits	223,343	298,891
Investment securities available for sale	1,358,130	1,386,475
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,687,240 and $1,723,520)	2,022,826	2,074,220
Loans held for sale	28,783	18,663
Loans	13,296,759	12,854,359
Less: Allowance for credit losses - loans	(195,316)	(192,757)
Net loans	13,101,443	12,661,602
Premises and equipment	122,808	129,743
Federal Home Loan Bank stock	47,290	41,690
Interest receivable	93,258	91,829
Goodwill	712,002	712,002
Other intangibles	16,797	19,828
Cash surrender value of life insurance	305,695	304,906
Other real estate owned	177	4,948
Tax asset, deferred and receivable	97,749	92,387
Other assets	380,909	387,169
TOTAL ASSETS	$18,592,777	$18,311,969
LIABILITIES
Deposits:
Noninterest-bearing	$2,197,416	$2,325,579
Interest-bearing	12,600,162	12,196,047
Total Deposits	14,797,578	14,521,626
Borrowings:
Federal funds purchased	85,000	99,226
Securities sold under repurchase agreements	114,758	142,876
Federal Home Loan Bank advances	898,702	822,554
Subordinated debentures and other borrowings	62,617	93,529
Total Borrowings	1,161,077	1,158,185
Interest payable	16,174	16,102
Other liabilities	269,996	311,073
Total Liabilities	16,244,825	16,006,986
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 57,272,433 and 57,974,535 shares	7,159	7,247
Additional paid-in capital	1,163,170	1,188,768
Retained earnings	1,342,473	1,272,528
Accumulated other comprehensive loss	(189,975)	(188,685)
Total Stockholders' Equity	2,347,952	2,304,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,592,777	$18,311,969

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans receivable:
Taxable	$195,173	$201,413	$382,901	$399,436
Tax exempt	10,805	8,430	21,337	16,620
Investment securities:
Taxable	8,266	9,051	16,638	17,799
Tax exempt	12,516	13,613	25,033	27,224
Deposits with financial institutions	1,892	2,995	4,264	9,488
Federal Home Loan Bank stock	1,083	879	2,080	1,714
Total Interest Income	229,735	236,381	452,253	472,281
INTEREST EXPENSE
Deposits	84,241	99,151	164,788	197,436
Federal funds purchased	965	126	1,777	126
Securities sold under repurchase agreements	663	645	1,405	1,677
Federal Home Loan Bank advances	9,714	6,398	19,078	13,171
Subordinated debentures and other borrowings	1,138	1,490	1,921	4,237
Total Interest Expense	96,721	107,810	188,969	216,647
NET INTEREST INCOME	133,014	128,571	263,284	255,634
Provision for credit losses	5,600	24,500	9,800	26,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	127,414	104,071	253,484	229,134
NONINTEREST INCOME
Service charges on deposit accounts	8,566	8,214	16,638	16,121
Fiduciary and wealth management fees	8,831	8,825	17,475	17,025
Card payment fees	4,932	4,739	9,458	9,239
Net gains and fees on sales of loans	5,849	5,141	10,871	8,395
Derivative hedge fees	831	489	1,235	752
Other customer fees	401	460	816	887
Earnings on cash surrender value of life insurance	1,913	1,929	4,092	3,521
Net realized losses on sales of available for sale securities	(1)	(49)	(8)	(51)
Other income (loss)	(19)	1,586	774	2,083
Total Noninterest Income	31,303	31,334	61,351	57,972
NONINTEREST EXPENSES
Salaries and employee benefits	54,527	52,214	109,509	110,507
Net occupancy	6,845	6,746	14,061	14,058
Equipment	6,927	6,599	13,935	12,825
Marketing	1,997	1,773	3,350	2,971
Outside data processing fees	7,107	7,072	13,036	13,961
Printing and office supplies	272	354	619	707
Intangible asset amortization	1,505	1,771	3,031	3,728
FDIC assessments	3,552	3,278	7,200	7,565
Other real estate owned and foreclosure expenses	29	373	629	907
Professional and other outside services	3,741	3,822	7,002	7,774
Other expenses	7,096	7,411	14,128	13,345
Total Noninterest Expenses	93,598	91,413	186,500	188,348
INCOME BEFORE INCOME TAX	65,119	43,992	128,335	98,758
Income tax expense	8,287	4,067	16,164	10,892
NET INCOME	56,832	39,925	112,171	87,866
Preferred stock dividends	469	469	938	938
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$56,363	$39,456	$111,233	$86,928
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.98	$0.68	$1.93	$1.48
Diluted Net Income Available to Common Stockholders	$0.98	$0.68	$1.92	$1.48
Cash Dividends Paid	$0.36	$0.35	$0.71	$0.69
Average Diluted Common Shares Outstanding (in thousands)	57,773	58,328	58,005	58,800

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$56,832	$39,925	$112,171	$87,866
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gain (loss) arising during the period	424	(17,708)	(1,641)	(45,632)
Reclassification adjustment for losses included in net income	1	49	8	51
Tax effect	(89)	3,709	343	9,572
Total other comprehensive income (loss), net of tax	336	(13,950)	(1,290)	(36,009)
Comprehensive income	$57,168	$25,975	$110,881	$51,857

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2025	125	$125	10,000	$25,000	57,810,232	$7,226	$1,183,263	$1,306,911	$(190,311)	$2,332,214
Comprehensive income:
Net income	—	—	—	—	—	—	—	56,832	—	56,832
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	336	336
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.36 per share)	—	—	—	—	—	—	—	(20,801)	—	(20,801)
Repurchases of common stock	—	—	—	—	(582,486)	(73)	(22,022)	—	—	(22,095)
Excise tax on stock repurchase	—	—	—	—	—	—	(219)	—	—	(219)
Share-based compensation	—	—	—	—	24,842	3	1,564	—	—	1,567
Stock issued under employee benefit plans	—	—	—	—	4,423	1	143	—	—	144
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	15,987	3	571	—	—	574
Stock options exercised	—	—	—	—	6,191	—	111	—	—	111
Restricted shares withheld for taxes	—	—	—	—	(6,756)	(1)	(241)	—	—	(242)
Balances, June 30, 2025	125	$125	10,000	$25,000	57,272,433	$7,159	$1,163,170	$1,342,473	$(189,975)	$2,347,952

	Three Months Ended June 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2024	125	$125	10,000	$25,000	58,564,819	$7,321	$1,208,447	$1,181,939	$(198,029)	$2,224,803
Comprehensive income:
Net income	—	—	—	—	—	—	—	39,925	—	39,925
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(13,950)	(13,950)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.35 per share)	—	—	—	—	—	—	—	(20,465)	—	(20,465)
Repurchases of common stock	—	—	—	—	(593,123)	(74)	(19,907)	—	—	(19,981)
Excise tax on common stock repurchases	—	—	—	—	—	—	(185)	—	—	(185)
Share-based compensation	—	—	—	—	8,803	—	1,351	—	—	1,351
Stock issued under employee benefit plans	—	—	—	—	5,510	1	156	—	—	157
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	17,675	2	557	—	—	559
Stock options exercised	—	—	—	—	42,893	6	807	—	—	813
Restricted shares withheld for taxes	—	—	—	—	(924)	—	(33)	—	—	(33)
Balances, June 30, 2024	125	$125	10,000	$25,000	58,045,653	$7,256	$1,191,193	$1,200,930	$(211,979)	$2,212,525

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983
Comprehensive income:
Net income	—	—	—	—	—	—	—	112,171	—	112,171
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1,290)	(1,290)
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.71 per share)	—	—	—	—	—	—	—	(41,288)	—	(41,288)
Repurchases of common stock	—	—	—	—	(776,797)	(97)	(29,903)	—	—	(30,000)
Excise tax on common stock repurchases	—	—	—	—	—	—	(293)	—	—	(293)
Share-based compensation	—	—	—	—	30,508	4	3,158	—	—	3,162
Stock issued under employee benefit plans	—	—	—	—	9,315	1	316	—	—	317
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	29,867	4	1,136	—	—	1,140
Stock options exercised	—	—	—	—	11,943	1	236	—	—	237
Restricted shares withheld for taxes	—	—	—	—	(6,938)	(1)	(248)	—	—	(249)
Balances, June 30, 2025	125	$125	10,000	$25,000	57,272,433	$7,159	$1,163,170	$1,342,473	$(189,975)	$2,347,952

	Six Months Ended June 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	87,866	—	87,866
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(36,009)	(36,009)
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.69 per share)	—	—	—	—	—	—	—	(40,622)	—	(40,622)
Repurchase of common stock	—	—	—	—	(1,481,565)	(185)	(49,770)	—	—	(49,955)
Excise tax on stock repurchase	—	—	—	—	—	—	(482)	—	—	(482)
Share-based compensation	—	—	—	—	16,216	2	2,752	—	—	2,754
Stock issued under employee benefit plans	—	—	—	—	11,769	2	341	—	—	343
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	33,890	4	1,097	—	—	1,101
Stock options exercised	—	—	—	—	42,893	5	807	—	—	812
Restricted shares withheld for taxes	—	—	—	—	(1,672)	—	(58)	—	—	(58)
Balances, June 30, 2024	125	$125	10,000	$25,000	58,045,653	$7,256	$1,191,193	$1,200,930	$(211,979)	$2,212,525

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flow from Operating Activities:
Net income	$112,171	$87,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,800	26,500
Depreciation and amortization	15,711	6,680
Change in deferred taxes	(2,178)	1,356
Share-based compensation	3,162	2,754
Loans originated for sale	(237,250)	(451,682)
Proceeds from sales of loans held for sale	235,456	443,068
Gains on sales of loans held for sale	(8,326)	(4,744)
Net losses on sales and redemptions of securities available for sale	8	51
Increase in cash surrender value of life insurance	(3,150)	(2,863)
Gains on life insurance benefits	(942)	(658)
Change in interest receivable	(1,429)	118
Change in interest payable	72	(358)
Other adjustments	(7,730)	13,787
Net cash provided by operating activities	115,375	121,875
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	75,548	267,552
Purchases of:
Securities available for sale	(5,906)	(62,328)
Proceeds from maturities and redemptions of:
Securities available for sale	30,084	21,396
Securities held to maturity	49,687	48,254
Purchases of Federal Home Loan Bank stock	(5,643)	—
Redemptions of Federal Home Loan Bank stock	43	31
Payment of capital calls to qualified affordable housing investments	(23,596)	(15,933)
Net change in loans	(457,029)	(171,915)
Proceeds from the sale of other real estate owned	5,724	274
Proceeds from life insurance benefits	3,303	3,443
Proceeds from mortgage portfolio loan sale	—	1,716
Proceeds from commercial portfolio loan sale	—	3,273
Other adjustments	(1,951)	(28,469)
Net cash provided (used) by investing activities	(329,736)	67,294
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	280,535	(385,455)
Certificates of deposit and other time deposits	(4,583)	133,072
Borrowings	682,194	427,348
Repayment of borrowings	(679,302)	(282,152)
Cash dividends on preferred stock	(938)	(938)
Cash dividends on common stock	(41,288)	(40,622)
Stock issued under employee benefit plans	317	343
Stock issued under dividend reinvestment and stock purchase plans	1,140	1,101
Stock options exercised	237	812
Repurchase of common stock	(30,000)	(49,955)
Net cash provided (used) by financing activities	208,312	(196,446)
Net Change in Cash and Cash Equivalents	(6,049)	(7,277)
Cash and Cash Equivalents, January 1	87,616	112,649
Cash and Cash Equivalents, June 30	$81,567	$105,372
Additional cash flow information:
Interest paid	$188,897	$217,005
Income tax paid	13,062	5,300
Loans transferred to other real estate owned	643	211
Non-cash investing activities using trade date accounting	6,745	28,805
ROU assets obtained in exchange for new operating lease liabilities	388	5,588
Qualified affordable housing investments obtained in exchange for funding commitments	20,000	40,000

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2024, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

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

Recent Accounting Changes Adopted in 2025

The Corporation did not adopt any new accounting standards during the three and six months ended June 30, 2025.

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

NOTE 3

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of June 30, 2025 and December 31, 2024.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2025
U.S. Government-sponsored agency securities	$91,585	$—	$13,346	$78,239
State and municipal	992,236	41	152,264	840,013
U.S. Government-sponsored mortgage-backed securities	503,417	1,172	75,128	429,461
Corporate obligations	10,967	—	550	10,417
Total available for sale	$1,598,205	$1,213	$241,288	$1,358,130

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$95,462	$—	$16,081	$79,381
State and municipal	996,541	19	133,386	863,174
U.S. Government-sponsored mortgage-backed securities	519,943	403	88,724	431,622
Corporate obligations	12,960	—	662	12,298
Total available for sale	$1,624,906	$422	$238,853	$1,386,475

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of June 30, 2025 and December 31, 2024.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2025
U.S. Government-sponsored agency securities	$334,970	$—	$334,970	$—	$52,156	$282,814
State and municipal	1,076,773	245	1,076,528	259	201,668	875,364
U.S. Government-sponsored mortgage-backed securities	609,828	—	609,828	—	82,266	527,562
Foreign investment	1,500	—	1,500	—	—	1,500
Total held to maturity	$2,023,071	$245	$2,022,826	$259	$336,090	$1,687,240

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$345,531	$—	$345,531	$—	$63,112	$282,419
State and municipal	1,085,921	245	1,085,676	299	185,784	900,436
U.S. Government-sponsored mortgage-backed securities	641,513	—	641,513	—	102,343	539,170
Foreign investment	1,500	—	1,500	—	5	1,495
Total held to maturity	$2,074,465	$245	$2,074,220	$299	$351,244	$1,723,520

Accrued interest on investment securities available for sale and held to maturity at June 30, 2025 and December 31, 2024 of $22.1 million and $22.5 million, respectively, are included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account that is deducted from the amortized cost basis of investment securities held to maturity to present the net amount expected to be collected. Investment securities held to maturity are charged off against the allowance when deemed uncollectible. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation measures expected credit losses on investment securities held to maturity on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses. With regard to U.S. Government-sponsored agency and U.S. Government-sponsored mortgage-backed securities, all these securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of June 30, 2025, there were no past due principal and interest payments associated with these securities. The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of June 30, 2025 and December 31, 2024 based on applying the long-term historical credit rate, as published by Moody's, for similar rated securities.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following table summarizes the amortized cost of investment securities held to maturity at June 30, 2025 and December 31, 2024, aggregated by credit quality indicator.

	June 30, 2025
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Foreign investment	Total
Credit Rating:
Aaa	$334,970	$96,739	$609,828	$—	$1,041,537
Aa1	—	179,548	—	—	179,548
Aa2	—	176,970	—	—	176,970
Aa3	—	183,941	—	—	183,941
A1	—	65,652	—	—	65,652
A2	—	20,325	—	—	20,325
Non-rated	—	353,598	—	1,500	355,098
Total	$334,970	$1,076,773	$609,828	$1,500	$2,023,071

	December 31, 2024
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Foreign investment	Total
Credit Rating:
Aaa	$345,531	$120,801	$641,513	$—	$1,107,845
Aa1	—	148,923	—	—	148,923
Aa2	—	184,341	—	—	184,341
Aa3	—	185,166	—	—	185,166
A1	—	65,665	—	—	65,665
A2	—	20,317	—	—	20,317
Non-rated	—	360,708	—	1,500	362,208
Total	$345,531	$1,085,921	$641,513	$1,500	$2,074,465

(1) U.S. Government agency securities and U.S. Government mortgage-backed securities are included within the Aaa credit rating category due to their explicit or implicit government guarantees, which provide a high level of assurance regarding the timely collection of principal and interest payments.

The following tables summarize, as of June 30, 2025 and December 31, 2024, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at June 30, 2025
U.S. Government-sponsored agency securities	$—	$—	$78,239	$13,346	$78,239	$13,346
State and municipal	9,675	580	828,677	151,684	838,352	152,264
U.S. Government-sponsored mortgage-backed securities	43,049	512	315,870	74,616	358,919	75,128
Corporate obligations	—	—	10,386	550	10,386	550
Total investment securities available for sale	$52,724	$1,092	$1,233,172	$240,196	$1,285,896	$241,288

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$—	$—	$79,381	$16,081	$79,381	$16,081
State and municipal	40,398	2,115	820,663	131,271	861,061	133,386
U.S. Government-sponsored mortgage-backed securities	82,724	1,660	318,310	87,064	401,034	88,724
Corporate obligations	—	—	12,268	662	12,268	662
Total investment securities available for sale	$123,122	$3,775	$1,230,622	$235,078	$1,353,744	$238,853

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

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at June 30, 2025
U.S. Government-sponsored agency securities	$13,346	12
State and municipal	152,264	609
U.S. Government-sponsored mortgage-backed securities	75,128	110
Corporate obligations	550	9
Total investment securities available for sale	$241,288	740

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$16,081	12
State and municipal	133,386	611
U.S. Government-sponsored mortgage-backed securities	88,724	127
Corporate obligations	662	10
Total investment securities available for sale	$238,853	760

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

	June 30, 2025	December 31, 2024
Investments available for sale reported at less than historical cost:
Historical cost	$1,527,184	$1,592,597
Fair value	1,285,896	1,353,744
Gross unrealized losses	$241,288	$238,853
Percentage of the Corporation's investment securities available for sale in an unrealized loss position	94.7%	97.6%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2025 and December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2025
Due in one year or less	$—	$—	$4,878	$4,877
Due after one through five years	12,965	12,580	121,851	117,859
Due after five through ten years	205,079	185,363	196,082	175,327
Due after ten years	876,744	730,726	1,090,432	861,615
	1,094,788	928,669	1,413,243	1,159,678
U.S. Government-sponsored mortgage-backed securities	503,417	429,461	609,828	527,562
Total investment securities	$1,598,205	$1,358,130	$2,023,071	$1,687,240

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

Securities with a carrying value of approximately $3.3 billion were pledged at June 30, 2025 and December 31, 2024 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $135.9 million at June 30, 2025 and $173.0 million at December 31, 2024.

Gross gains and losses on the sales of investment securities available for sale for the three and six months ended June 30, 2025 and 2024 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and redemptions of investment securities available for sale:
Gross gains	$—	$—	$—	$—
Gross losses	(1)	(49)	(8)	(51)
Net gains (losses) on sales and redemptions of investment securities available for sale	$(1)	$(49)	$(8)	$(51)

NOTE 4

LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at June 30, 2025 and December 31, 2024, were $28.8 million and $18.7 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated.

	June 30, 2025	December 31, 2024

Commercial and industrial loans	$4,440,924	$4,114,292
Agricultural land, production and other loans to farmers	265,172	256,312
Real estate loans:
Construction	836,033	792,144
Commercial real estate, non-owner occupied	2,171,092	2,274,016
Commercial real estate, owner occupied	1,226,797	1,157,944
Residential	2,397,094	2,374,729
Home equity	673,961	659,811
Individuals' loans for household and other personal expenditures	141,045	166,028
Public finance and other commercial loans	1,144,641	1,059,083
Loans	$13,296,759	$12,854,359

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

June 30, 2025
	Term Loans (amortized cost basis by origination year)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$848,663	$989,122	$358,721	$176,310	$110,257	$84,856	$1,664,328	$—	$4,232,257
Special Mention	1,421	10,115	19,302	11,362	2,102	518	31,127	—	75,947
Substandard	676	13,882	3,802	3,592	19,514	20,077	66,174	—	127,717
Doubtful	—	2,627	—	—	500	704	1,172	—	5,003
Total Commercial and industrial loans	850,760	1,015,746	381,825	191,264	132,373	106,155	1,762,801	—	4,440,924
Current period gross charge-offs	56	755	1,933	68	3,677	484	—	—	6,973
Agricultural land, production and other loans to farmers
Pass	44,767	20,491	21,916	26,158	24,764	48,051	59,787	—	245,934
Special Mention	175	1,656	29	507	—	1,951	1,013	—	5,331
Substandard	3,433	2,403	241	2,847	612	2,808	1,563	—	13,907
Total Agricultural land, production and other loans to farmers	48,375	24,550	22,186	29,512	25,376	52,810	62,363	—	265,172
Real estate loans:
Construction
Pass	89,455	270,877	193,198	40,689	11,602	10,628	19,042	—	635,491
Special Mention	33,257	48,338	21,648	16,863	—	34	—	—	120,140
Substandard	2,640	23,119	1,617	52,468	558	—	—	—	80,402
Total Construction	125,352	342,334	216,463	110,020	12,160	10,662	19,042	—	836,033
Current period gross charge-offs	—	63	—	—	—	—	—	—	63
Commercial real estate, non-owner occupied
Pass	187,686	319,798	237,694	316,720	390,096	532,932	26,955	—	2,011,881
Special Mention	35,294	16,534	5,698	22,957	2,278	5,665	—	—	88,426
Substandard	56,622	451	—	7,084	1,827	2,423	134	—	68,541
Doubtful	—	—	2,244	—	—	—	—	—	2,244
Total Commercial real estate, non-owner occupied	279,602	336,783	245,636	346,761	394,201	541,020	27,089	—	2,171,092
Current period gross charge-offs	—	—	—	251	—	15	—	—	266
Commercial real estate, owner occupied
Pass	158,147	165,169	144,760	156,445	205,185	282,203	37,025	—	1,148,934
Special Mention	461	15,179	5,073	9,595	1,612	7,672	200	—	39,792
Substandard	5,630	13,096	6,539	1,068	3,807	4,358	—	—	34,498
Doubtful	—	3,573	—	—	—	—	—	—	3,573
Total Commercial real estate, owner occupied	164,238	197,017	156,372	167,108	210,604	294,233	37,225	—	1,226,797
Current period gross charge-offs	—	52	152	—	—	5	—	—	209
Residential
Pass	126,473	201,181	416,706	648,958	377,580	577,132	7,430	48	2,355,508
Special Mention	—	380	4,134	7,950	4,053	4,620	150	—	21,287
Substandard	231	1,232	2,745	8,252	4,143	3,516	180	—	20,299
Total Residential	126,704	202,793	423,585	665,160	385,776	585,268	7,760	48	2,397,094
Current period gross charge-offs	—	80	99	186	69	162	—	—	596
Home equity
Pass	3,586	9,426	3,692	22,502	47,070	13,743	555,272	9,365	664,656
Special Mention	39	—	—	285	285	17	4,646	493	5,765
Substandard	61	724	—	90	60	296	2,158	151	3,540
Total Home Equity	3,686	10,150	3,692	22,877	47,415	14,056	562,076	10,009	673,961
Current period gross charge-offs	—	92	11	655	565	39	—	—	1,362
Individuals' loans for household and other personal expenditures
Pass	23,028	21,805	16,390	26,774	7,411	5,079	38,618	251	139,356
Special Mention	93	195	257	133	124	10	50	814	1,676
Substandard	13	—	—	—	—	—	—	—	13
Total Individuals' loans for household and other personal expenditures	23,134	22,000	16,647	26,907	7,535	5,089	38,668	1,065	141,045
Current period gross charge-offs	—	285	241	246	132	60	—	—	964
Public finance and other commercial loans
Pass	59,074	148,188	53,256	201,284	190,708	434,000	58,012	—	1,144,522
Special Mention	—	—	119	—	—	—	—	—	119
Total Public finance and other commercial loans	59,074	148,188	53,375	201,284	190,708	434,000	58,012	—	1,144,641
Loans	$1,680,925	$2,299,561	$1,519,781	$1,760,893	$1,406,148	$2,043,293	$2,575,036	$11,122	$13,296,759
Total current period gross charge-offs	$56	$1,327	$2,436	$1,406	$4,443	$765	$—	$—	$10,433

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $101.4 million as of June 30, 2025 representing a $14.8 million decrease from $116.2 million at December 31, 2024. At June 30, 2025, 30-59 days past due decreased $4.4 million from December 31, 2024 as commercial and industrial, and commercial real estate, owner occupied loan classes decreased $3.4 million and $3.2 million, respectively, which was partially offset by an increase in the construction loan class of $2.9 million. At June 30, 2025, 60-89 days past due decreased $18.8 million from December 31, 2024 as the construction loan class decreased $22.0 million, which was partially offset by an increase in the commercial real estate, owner occupied loan class of $3.0 million. At June 30, 2025, 90 days or more past due increased $8.4 million from December 31, 2024 as construction and commercial real estate, owner occupied loan classes increased $10.5 million and $6.6 million, respectively, which was partially offset by a decrease in the commercial real estate, non-owner occupied loan class of $5.8 million. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated.

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,426,862	$4,039	$1,216	$8,807	$4,440,924	$3,946
Agricultural land, production and other loans to farmers	263,069	1,866	237	—	265,172	—
Real estate loans:
Construction	814,300	7,227	—	14,506	836,033	—
Commercial real estate, non-owner occupied	2,165,891	203	451	4,547	2,171,092	—
Commercial real estate, owner occupied	1,216,378	558	2,981	6,880	1,226,797	183
Residential	2,359,067	12,420	6,890	18,717	2,397,094	207
Home equity	665,819	3,538	1,864	2,740	673,961	107
Individuals' loans for household and other personal expenditures	139,354	1,499	179	13	141,045	—
Public finance and other commercial loans	1,144,641	—	—	—	1,144,641	—
Loans	$13,195,381	$31,350	$13,818	$56,210	$13,296,759	$4,443

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,096,605	$7,428	$473	$9,786	$4,114,292	$2,010
Agricultural land, production and other loans to farmers	256,148	164	—	—	256,312	—
Real estate loans:
Construction	761,819	4,332	22,005	3,988	792,144	3,683
Commercial real estate, non-owner occupied	2,259,549	2,407	1,718	10,342	2,274,016	—
Commercial real estate, owner occupied	1,153,861	3,783	—	300	1,157,944	—
Residential	2,337,002	12,302	6,606	18,819	2,374,729	208
Home equity	649,238	4,431	1,569	4,573	659,811	—
Individuals' loans for household and other personal expenditures	164,891	926	210	1	166,028	1
Public finance and other commercial loans	1,059,083	—	—	—	1,059,083	—
Loans	$12,738,196	$35,773	$32,581	$47,809	$12,854,359	$5,902

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

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated.

	June 30, 2025		December 31, 2024
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$7,175	$1,132	$8,090	$4,937
Agricultural land, production and other loans to farmers	19	—	75	—
Real estate loans:
Construction	15,063	13,446	24,629	22,650
Commercial real estate, non-owner occupied	10,872	7,539	12,118	10,153
Commercial real estate, owner occupied	9,169	5,398	2,440	1,904
Residential	21,684	—	21,491	—
Home equity	3,333	—	4,924	—
Individuals' loans for household and other personal expenditures	43	—	6	—
Loans	$67,358	$27,515	$73,773	$39,644

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three and six months ended June 30, 2025 or 2024.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance increased $1.5 million, primarily related to an increase of $11.3 million in the commercial and industrial loan class, partially offset by a decrease of $9.2 million in the construction loan class, for the six months ended June 30, 2025.

	June 30, 2025
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$34,778	$34,778	$7,148
Real estate loans:
Construction	—	13,447	—	13,447	—
Commercial real estate, non-owner occupied	25,521	—	—	25,521	4,156
Commercial real estate, owner occupied	11,310	—	—	11,310	396
Residential	—	1,062	—	1,062	175
Home equity	—	190	—	190	23
Loans	$36,831	$14,699	$34,778	$86,308	$11,898

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$23,455	$23,455	$7,803
Real estate loans:
Construction	—	22,652	—	22,652	—
Commercial real estate, non-owner occupied	27,583	—	—	27,583	4,295
Commercial real estate, owner occupied	9,748	—	—	9,748	—
Residential	—	1,174	—	1,174	189
Home equity	—	201	—	201	25
Loans	$37,331	$24,027	$23,455	$84,813	$12,312

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, by class and by type of modification. For the three and six months ended June 30, 2025, the table below excludes loan modifications considered insignificant. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$3,691	$—	$—	$—	0.08%
Real estate loans:
Commercial real estate, non-owner occupied	—	14,112	38,244	6,008	—	2.69%
Residential	459	—	—	—	1,286	0.07%
Total	$459	$17,803	$38,244	$6,008	$1,286

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$1,778	$13	$—	0.05%
Real estate loans:
Commercial real estate, non-owner occupied	—	19,488	—	—	0.84%
Commercial real estate, owner occupied	—	1,990	—	—	0.17%
Residential	250	—	392	227	0.04%
Home equity	—	—	162	—	0.03%
Total	$250	$23,256	$567	$227

	Six Months Ended June 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$7,504	$—	$—	$—	0.17%
Real estate loans:
Commercial real estate, non-owner occupied	—	14,112	38,244	6,008	—	2.69%
Residential	725	—	—	—	1,286	0.08%
Total	$725	$21,616	$38,244	$6,008	$1,286

	Six Months Ended June 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$1,491	$4,383	$249	$27	$—	0.16%
Real estate loans:
Commercial real estate, non-owner occupied	—	19,488	—	—	—	0.84%
Commercial real estate, owner occupied	—	1,990	—	—	—	0.17%
Residential	1,880	274	—	392	227	0.12%
Home equity	89	62	—	162	—	0.05%
Total	$3,460	$26,197	$249	$581	$227

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 4 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 7.58% to 6.93%.	Reduced the weighted average contractual interest rate from 14.00% to 7.00% and extended loans by a weighted average of 16 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $36.
Reduced the weighted average contractual interest rate from 4.50% to 2.50%, extended loans by a weighed average of 68 months, and provided payment deferrals with weighted average delayed amounts of $8.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Three Months Ended June 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 12 months.	Provided payment deferrals with weighted average delayed amounts of $5 and extended loans by a weighted average of 3 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 16 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 28 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $9.		Provided payment deferrals with weighted average delayed amounts of $8 and extended loans by a weighted average of 120 months.
Provided payment deferrals with weighted average delayed amounts of $14, extended loans by a weighted average of 12 months, and reduced the weighted average contractual interest rate from 5.75% to 5.00%.

Home equity			Provided payment deferrals with weighted average delayed amounts of $8 and extended loans by a weighted average of 60 months.

Six Months Ended June 30, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 4 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 7.58% to 6.93%.	Reduced the weighted average contractual interest rate from 14.00% to 7.00% and extended loans by a weighted average of 16 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $25.
Reduced the weighted average contractual interest rate from 4.50% to 2.50%, extended loans by a weighted average of 68 months, and provided payment deferrals with weighted average delayed amounts of $8,

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $50.	Extended loans by a weighted average of 14 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.	Provided payment deferrals with weighted average delayed amounts of $5 and extended loans by a weighted average of 3 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 16 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 28 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $28.	Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $8 and extended loans by a weighted average of 120 months.
Provided payment deferrals with weighted average delayed amounts of $14, extended loans by a weighted average of 12 months, and reduced the weighted average contractual interest rate from 5.75% to 5.00%.

Home equity	Provided payment deferrals with weighted average delayed amounts of $4.	Extended loans by a weighted average of 5 months.		Provided payment deferrals with weighted average delayed amounts of $8 and extended loans by a weighted average of 60 months.

The Corporation closely monitors the performance of financial difficulty modifications to understand the effectiveness of its efforts. The following tables present the performance of financial difficulty modifications in the twelve months following modification.

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$14,186	$2,831	$448	$501	$17,966
Agricultural land, production and other loans to farmers	2,194	—	—	—	2,194
Real estate loans:
Construction	6,425	—	—	—	6,425
Commercial real estate, non-owner occupied	58,364	—	—	—	58,364
Commercial real estate, owner occupied	2,153	—	—	3,573	5,726
Residential	3,717	576	412	702	5,407
Home equity	138	—	—	—	138
Total	$87,177	$3,407	$860	$4,776	$96,220

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$6,150	$125	$—	$—	$6,275
Real estate loans:
Commercial real estate, non-owner occupied	19,488	—	1,799	—	21,287
Commercial real estate, owner occupied	1,990	—	—	—	1,990
Residential	1,219	538	—	1,188	2,945
Home equity	224	89	—	—	313
Total	$29,071	$752	$1,799	$1,188	$32,810

During the six months ended June 30, 2025 and 2024, there were payment defaults of $4.8 million and $1.2 million, respectively, on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.

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

The ACL - Loans increased $3.3 million and $2.6 million during the three and six months ended June 30, 2025, respectively. Net charge-offs totaled $2.3 million and $7.2 million during the three and six months ended June 30, 2025, respectively. Provision expense of $5.6 million and $9.8 million was recorded during the three and six months ended June 30, 2025, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, March 31, 2025	$99,982	$46,336	$11,541	$34,172	$192,031
Provision for credit losses - loans	(406)	(83)	(2,735)	8,824	5,600
Recoveries on loans	1,514	98	—	324	1,936
Loans charged off	(2,106)	(74)	(63)	(2,008)	(4,251)
Balances, June 30, 2025	$98,984	$46,277	$8,743	$41,312	$195,316

	Three Months Ended June 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, March 31, 2024	$99,213	$45,278	$20,369	$39,821	$204,681
Provision for credit losses - loans	31,648	75	(6,009)	(1,214)	24,500
Recoveries on loans	536	161	—	560	1,257
Loans charged off	(40,180)	—	—	(721)	(40,901)
Balances, June 30, 2024	$91,217	$45,514	$14,360	$38,446	$189,537

	Six Months Ended June 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757
Provision for credit losses - loans	8,748	(4,450)	(978)	6,480	9,800
Recoveries on loans	2,452	103	—	637	3,192
Loans charged off	(6,973)	(475)	(63)	(2,922)	(10,433)
Balances, June 30, 2025	$98,984	$46,277	$8,743	$41,312	$195,316

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses - loans	34,793	1,603	(10,463)	567	26,500
Recoveries on loans	1,087	214	—	856	2,157
Loans charged off	(42,011)	(351)	—	(1,692)	(44,054)
Balances, June 30, 2024	$91,217	$45,514	$14,360	$38,446	$189,537

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

Financial instruments with off-balance sheet risk were as follows:

	June 30, 2025	December 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$5,455,944	$5,006,085
Standby letters of credit	$66,711	$71,271

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments were $18.0 million at June 30, 2025 and December 31, 2024. There was no provision for credit losses on unfunded commitments during the three and six months ended June 30, 2025 and 2024. This reserve level remains appropriate and is reported in Other Liabilities as of June 30, 2025 and December 31, 2024 in the Consolidated Condensed Balance Sheets.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

DERIVATIVE FINANCIAL INSTRUMENTS

Non-designated Hedges

Derivatives not designated as hedges are not used for speculative purposes. Instead, they arise from services provided to commercial banking customers as part of their risk management strategies. The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

Interest rate lock commitments related to mortgage loans and forward sale commitments to third-party investors are also considered derivatives. It is the Corporation's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. Fair values were estimated using observable market inputs, primarily changes in mortgage interest rates, from the date of the commitment to the reporting date. Changes in the fair value of these mortgage banking derivatives are included in net gains and fees on sales of loans.

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheets, as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,461,316	$56,401	$1,386,757	$76,528
Forward contracts related to mortgage loans to be delivered for sale	37,977	894	39,142	465
Interest rate lock commitments	39,065	265	15,000	140
Included in other assets	$1,538,358	$57,560	$1,440,899	$77,133
Included in other liabilities:
Interest rate swaps	$1,592,815	$56,319	$1,486,764	$76,450
Forward contracts related to mortgage loans to be delivered for sale	36,194	227	13,020	18
Interest rate lock commitments	2,251	6	14,457	100
Included in other liabilities	$1,631,260	$56,552	$1,514,241	$76,568

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$306	$395
Interest rate lock commitments	Net gains and fees on sales of loans	18	(33)
Total net gain (loss) recognized in income		$324	$362

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$74	$393
Interest rate lock commitments	Net gains and fees on sales of loans	219	(45)
Total net gain (loss) recognized in income		$293	$348

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2025, the termination value of derivatives in a net liability position related to these agreements was $11.4 million, which resulted in no collateral pledged to counterparties as of June 30, 2025. While the Corporation did not breach any of these provisions as of June 30, 2025, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

NOTE 6

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation uses fair value measurements to adjust certain assets and liabilities and to provide fair value disclosures. ASC 820 defines fair value, establishes a framework for measuring it and expands related disclosure requirements.  It applies only when other accounting guidance requires or permits fair value measurement and does not expand its use to new circumstances.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It represents an exit price at the measurement date. Market participants are buyers and sellers, who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. The Corporation values its assets and liabilities in the principal market where it sells the asset or transfers the liability with the greatest volume and level of activity. If no principal market exists, valuation is based on the most advantageous market — one that maximizes the asset’s sale price or minimizes the liability’s transfer cost.

Valuation inputs reflect assumptions that market participants would use to price an asset or liability. These inputs are categorized as either observable or unobservable. Observable inputs are based on market data from independent sources and reflect assumptions market participants would use. Unobservable inputs are derived from the Corporation’s own estimates, reflecting assumptions market participants might use when market data is not available. These rely on the best available information at the measurement date.

Inputs are ranked within a three-level fair value hierarchy. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are based on one or more of the following: quoted prices for similar assets, observable inputs such as interest rates or yield curves, or inputs corroborated by market data. Level 3 inputs are unobservable and reflect minimal market activity.

An input is considered significant if it contributes 10 percent or more to the total fair value of the asset or liability.

RECURRING AND NONRECURRING FAIR VALUE MEASUREMENTS

Assets and liabilities are considered to be measured at fair value on a recurring basis if fair value is measured regularly — such as daily, weekly, monthly, or quarterly. Recurring valuation occurs at least on the measurement date. Assets and liabilities are considered to be measured at fair value on a nonrecurring basis if the fair value measurement is not performed regularly and does not necessarily result in a change to the recorded balance sheet amount. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment and recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. As of June 30, 2025, and December 31, 2024 the Corporation did not hold any Level 1 securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities and corporate obligations. Fair values for Level 3 securities were determined using discounted cash flow models that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets on a recurring basis, along with their classification within the fair value hierarchy as of June 30, 2025, and December 31, 2024.

		Fair Value Measurements Using:
June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$78,239	$—	$78,239	$—
State and municipal	840,013	—	837,848	2,165
U.S. Government-sponsored mortgage-backed securities	429,461	—	429,461	—
Corporate obligations	10,417	—	10,386	31
Derivative assets	57,560	—	57,560	—
Derivative liabilities	56,552	—	56,552	—

		Fair Value Measurements Using:
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$79,381	$—	$79,381	$—
State and municipal	863,174	—	860,793	2,381
U.S. Government-sponsored mortgage-backed securities	431,622	—	431,618	4
Corporate obligations	12,298	—	12,267	31
Derivative assets	77,133	—	77,133	—
Derivative liabilities	76,568	—	76,568	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2025 and 2024.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of the period	$2,182	$3,247	$2,416	$3,310
Included in other comprehensive income	16	(21)	9	11
Principal payments	(2)	(2)	(229)	(97)
Ending balance	$2,196	$3,224	$2,196	$3,224

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2025 or December 31, 2024.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2025 and 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at June 30, 2025, and December 31, 2024.

		Fair Value Measurements Using
June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$66,469	$—	$—	$66,469

		Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$46,810	$—	$—	$46,810

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2025 and December 31, 2024.

June 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,165	Discounted cash flow	Maturity/Call date	1 month to 5 years
			US Muni BQ curve	BBB
			Discount rate	3.7% - 5.6%
			Weighted-average coupon	3.6%

Corporate obligations	$31	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$66,469	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 16%
			Weighted-average discount by loan balance	1.1%

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

		June 30, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$81,567	$81,567	$—	$—	$81,567
Interest-bearing deposits	223,343	223,343	—	—	223,343
Investment securities held to maturity, net of allowance for credit losses	2,022,826	—	1,682,022	5,218	1,687,240
Loans held for sale	28,783	—	28,783	—	28,783
Net loans	13,101,443	—	—	12,938,362	12,938,362
Federal Home Loan Bank stock	47,290	—	47,290	—	47,290
Interest receivable	93,258	—	93,258	—	93,258
Liabilities:
Deposits	$14,797,578	$12,783,354	$2,009,119	$—	14,792,473
Borrowings:
Securities sold under repurchase agreements	114,758	—	114,750	—	114,750
Federal Home Loan Bank advances	898,702	—	902,797	—	902,797
Subordinated debentures and other borrowings	62,617	—	58,539	—	58,539
Interest payable	16,174	—	16,174	—	16,174

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

The following table summarizes the Corporation’s affordable housing investments as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$179,563	$128,630	$167,685	$132,226

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$4,100	$1,626	$8,121	$3,323
Tax credits recognized	5,017	1,644	9,939	3,289

NOTE 8

BORROWINGS

The following table summarizes the Corporation’s borrowings as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Federal funds purchased	$85,000	$99,226
Securities sold under repurchase agreements	114,758	142,876
Federal Home Loan Bank advances	898,702	822,554
Subordinated debentures and other borrowings	62,617	93,529
Total Borrowings	$1,161,077	$1,158,185

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the six months ended June 30, 2025 and 2024 totaled $169.1 million and $194.2 million, respectively, and the average balance of such agreements totaled $141.7 million and $144.3 million during the same period of 2025 and 2024, respectively.

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of June 30, 2025 and December 31, 2024 were:

	June 30, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$114,758	$—	$—	$—	$114,758

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$142,876	$—	$—	$—	$142,876

Contractual maturities of borrowings as of June 30, 2025, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2025	$85,000	$114,758	$100,000	$1,111
2026	—	—	75,000	—
2027	—	—	320,000	—
2028	—	—	290,000	5,000
2029	—	—	50,000	—
2030 and after	—	—	63,702	60,566
ASC 805 fair value adjustments at acquisition	—	—	—	(4,060)
	$85,000	$114,758	$898,702	$62,617

At June 30, 2025, the outstanding FHLB advances had interest rates from 0 percent to 4.48 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at June 30, 2025, was $689.2 million. As of June 30, 2025, the Corporation had $305.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of June 30, 2025 and December 31, 2024, subordinated debentures and term loans totaled $62.6 million and $93.5 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At June 30, 2025 and December 31, 2024, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of June 30, 2025 and December 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at June 30, 2025 and December 31, 2024 was 6.14 percent and 6.18 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At June 30, 2025 and December 31, 2024, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of June 30, 2025 and December 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at June 30, 2025 and December 31, 2024 was 6.08 percent and 6.12 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and converted to floating on October 30, 2023 at which time the optional redemption provisions of both instruments became effective. During the six months ended June 30, 2024, the Corporation exercised its option to redeem $65.0 million in principal, fully repaying the Subordinated Debt on the scheduled interest payment dates.

As of June 30, 2025 and December 31, 2024, the Senior Debt had an annual floating rate equal to three-month CME Term SOFR, plus the 0.26161 percent spread adjustment plus 2.345 percent, resulting in interest rates of 6.87 percent and 7.18 percent, respectively. The Senior Debt agreement contained certain customary representations and warranties and financial and negative covenants. As of June 30, 2025 and December 31, 2024 the Corporation was in compliance with these covenants. On June 9, 2025, the Corporation issued notice to the holders of the Senior Debt that it intended to exercise its rights to redeem $5.0 million in principal on the next scheduled interest payment date.

•Level One Subordinated Notes. On April 1, 2022, the Corporation assumed certain subordinated notes in conjunction with its acquisition of Level One. The $30.0 million of subordinated notes issued on December 18, 2019 had a fixed interest rate of 4.75 percent per annum, payable semiannually through December 18, 2024. The notes had a floating interest rate equal to the of three-month CME Term SOFR plus 3.11 percent, payable quarterly, after December 18, 2024 through maturity. The Corporation had the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. During the first quarter of 2025, the Corporation exercised its rights to redeem $30.0 million in principal and paid the debt in full on the scheduled interest payment date. The redemption was permitted under the optional redemption provisions of the subordinated notes. No principal amount remains outstanding related to the subordinated notes as of June 30, 2025.

•Other Borrowings. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.1 million as of June 30, 2025 and December 31, 2024. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million as of June 30, 2025 and December 31, 2024.

Line of Credit. As of June 30, 2025 and December 31, 2024, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, the Lender has provided the Corporation with a revolving line of credit of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly, and the Credit Facility has a maturity date of September 30, 2025. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. As of June 30, 2025 and December 31, 2024, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of June 30, 2025 and 2024.

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)
Other comprehensive loss before reclassifications	(1,296)	—	(1,296)
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Period change	(1,290)	—	(1,290)
Balance at June 30, 2025	$(189,702)	$(273)	$(189,975)

Balance at December 31, 2023	$(173,654)	$(2,316)	$(175,970)
Other comprehensive loss before reclassifications	(36,049)	—	(36,049)
Amounts reclassified from accumulated other comprehensive loss	40	—	40
Period change	(36,009)	—	(36,009)
Balance at June 30, 2024	$(209,663)	$(2,316)	$(211,979)

The following tables present the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2025 and 2024.

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$(1)	$(49)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit	—	10	Income tax expense
Total reclassifications for the period, net of tax	$(1)	$(39)

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$(8)	$(51)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit	2	11	Income tax expense
Total reclassifications for the period, net of tax	$(6)	$(40)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock and ESPP Options
Pre-tax compensation expense	$27	$35	$54	$102
Income tax expense (benefit)	—	(40)	—	(40)
Stock and ESPP option expense, net of income taxes	$27	$(5)	$54	$62
Restricted Stock Awards
Pre-tax compensation expense	$1,540	$1,316	$3,108	$2,652
Income tax expense (benefit)	(307)	(258)	(635)	(523)
Restricted stock awards expense, net of income taxes	$1,233	$1,058	$2,473	$2,129
Total Share-Based Compensation
Pre-tax compensation expense	$1,567	$1,351	$3,162	$2,754
Income tax expense (benefit)	(307)	(298)	(635)	(563)
Total share-based compensation expense, net of income taxes	$1,260	$1,053	$2,527	$2,191

The grant date fair value of ESPP options was estimated to be approximately $27,000 at the beginning of the April 1, 2025 quarterly offering period. The ESPP shares were purchased and issued during the three months ended June 30, 2025, resulting in no unrecognized compensation expense related to ESPP options at June 30, 2025.

Stock option activity under the Corporation's stock option plans as of June 30, 2025 and changes during the six months ended June 30, 2025, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	40,991	$22.44
Exercised	(11,943)	$19.83
Outstanding June 30, 2025	29,048	$23.52	1.55	$429
Vested and Expected to Vest at June 30, 2025	29,048	$23.52	1.55	$429
Exercisable at June 30, 2025	29,048	$23.52	1.55	$429

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first six months of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on June 30, 2025.  The amount of aggregate intrinsic value will change based on the fair value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $225,000 and $591,000, respectively. Cash receipts of stock options exercised during the same periods were $237,000 and $812,000, respectively.

The following table summarizes changes in unvested RSAs for the six months ended June 30, 2025.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2025	554,436	$36.47
Granted	18,364	$38.60
Vested	(30,508)	$39.96
Forfeited	(1,325)	$38.34
Unvested RSAs at June 30, 2025	540,967	$36.35

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As of June 30, 2025, unrecognized compensation expense related to RSAs was $8.1 million and is expected to be recognized over a weighted-average period of 1.3 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2025.

NOTE 11

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$13,675	$9,238	$26,950	$20,739
Tax-exempt interest income	(4,643)	(4,396)	(9,241)	(8,748)
Non-deductible FDIC premiums	162	143	291	282
Tax-exempt earnings and gains on life insurance	(401)	(405)	(859)	(739)
Tax credits	(915)	(360)	(1,818)	(664)
State Income Tax	297	(225)	604	(191)
Other	112	72	237	213
Actual Tax Expense	$8,287	$4,067	$16,164	$10,892

Effective Tax Rate	12.7%	9.2%	12.6%	11.0%

NOTE 12

NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the reporting period.

Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. It is computed by dividing net income available to common stockholders by the sum of the weighted-average common shares outstanding and the effect of all potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares include stock options and RSAs granted under the Corporation’s share-based compensation plans. These securities are included in the diluted earnings per share calculation only when their effect is dilutive. Securities that would increase earnings per share are considered anti-dilutive and are therefore excluded from the computation of diluted earnings per share for the applicable periods.

The following tables reconcile basic and diluted net income per common share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025			2024
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$56,363	57,501,593	$0.98	$39,456	58,104,021	$0.68
Effect of potentially dilutive stock options and restricted stock awards		270,987			224,244
Diluted net income per common share	$56,363	57,772,580	$0.98	$39,456	58,328,265	$0.68
RSAs excluded from the diluted average common share calculation		60,990			90,734

	Six Months Ended June 30,
	2025			2024
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$111,233	57,734,032	$1.93	$86,928	58,585,405	$1.48
Effect of potentially dilutive stock options and restricted stock awards		271,353			215,058
Diluted net income per common share	$111,233	58,005,385	$1.92	$86,928	58,800,463	$1.48
RSAs excluded from the diluted average common share calculation		53,548			89,011
.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 13

SEGMENT INFORMATION

The Corporation has one reportable segment, community banking. The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Corporation’s products and services offered. The CODM will evaluate the financial performance of the Corporation’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Corporation’s segment. The Corporation generates revenue primarily by providing banking services to its customers. Interest expense, provisions for credit losses and salaries and employee benefits are the significant expenses in the banking operations. The CODM evaluates performance, allocates resources and makes key operating decisions based on consolidated net income that is reported in the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. All operations are domestic

NOTE 14

GENERAL LITIGATION AND REGULATORY EXAMINATIONS

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

NOTE 15

SUBSEQUENT EVENT

On July 30, 2025, the Corporation redeemed $5.0 million in principal amount of its 5.00 percent Fixed-to-Floating Rate Senior Notes Due 2028, dated November 1, 2013. The interest rate on the Senior Debt remained fixed for the first ten (10) years and converted to floating on October 30, 2023 and had an interest rate of 6.87 percent as of June 30, 2025. For additional detail related to this Senior Debt, see NOTE 8. BORROWINGS of these Notes to Consolidated Condensed Financial Statements. The redemption was permitted under the optional redemption provisions of the Senior Note Certificate representing the Senior Debt. Following the redemption, no principal amount remains outstanding related to this Senior Debt issuance.

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

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank operates 111 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Generally accepted accounting principles are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the six months ended June 30, 2025 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

The table below includes certain financial data of the Corporation for the previous five quarters:

	Three Months Ended
(Dollars in Thousands, Except Per Share Amounts)	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024
Income Statement:
Net interest income	$133,014	$130,270	$134,370	$131,110	$128,571
Provision for credit losses	5,600	4,200	4,200	5,000	24,500
Noninterest income	31,303	30,048	42,742	24,866	31,334
Noninterest expense	93,598	92,902	96,289	94,629	91,413
Net income available to common shareholders	56,363	54,870	63,880	48,719	39,456
Per Share Data:
Average diluted common shares outstanding (in thousands)	57,773	58,242	58,247	58,289	58,328
Diluted net income available to common stockholders	$0.98	$0.94	$1.10	$0.84	$0.68
Cash dividends paid to common stockholders	0.36	0.35	0.35	0.35	0.35
Common dividend payout ratio (1)	36.73%	37.23%	32.11%	41.67%	51.47%
Book value per share	$40.56	$39.91	$39.33	$39.18	$37.68
Tangible common book value per share (2)	27.90	27.34	26.78	26.64	25.10
Performance Ratios:
Return on average assets	1.23%	1.21%	1.39%	1.07%	0.87%
Return on average stockholders' equity	9.63	9.38	11.05	8.66	7.16
Return on tangible common stockholders' equity(2)	14.49	14.12	16.75	13.39	11.29
Net interest margin (FTE)(3)	3.25	3.22	3.28	3.23	3.16
Efficiency ratio(2)	53.99	54.54	48.48	53.76	53.84
Net charge-offs as % of average loans (annualized)	0.07	0.15	0.02	0.21	1.26
Allowance for credit losses - loans as % of total loans	1.47	1.47	1.50	1.48	1.50
Nonperforming assets / total assets %	0.36	0.47	0.43	0.35	0.36
Balance Sheet:
Total securities	$3,380,956	$3,427,121	$3,460,695	$3,662,145	$3,753,088
Total loans	13,325,542	13,027,909	12,873,022	12,687,460	12,671,942
Total assets	18,592,777	18,439,787	18,311,969	18,347,552	18,303,423
Total deposits	14,797,578	14,461,978	14,521,626	14,365,100	14,569,070
Total borrowings	1,161,077	1,343,044	1,158,185	1,081,085	1,173,972
Total stockholders' equity	2,347,952	2,332,214	2,304,983	2,302,373	2,212,525
Capital Ratios:
Total shareholders' equity to assets	12.63%	12.65%	12.59%	12.55%	12.09%
Tangible common equity to tangible assets(2)	8.92	8.90	8.81	8.76	8.27
Total risk-based capital to risk-weighted assets	13.06	13.22	13.31	13.18	12.95
Tier 1 capital to risk-weighted assets	11.50	11.67	11.59	11.41	11.19
Common equity tier 1 capital to risk-weighted assets	11.35	11.50	11.43	11.25	11.02
Tier 1 capital to average assets	10.20	10.20	9.96	9.79	9.63
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Corporation reported second quarter 2025 net income available to common stockholders and diluted earnings per common share of $56.4 million and $0.98 per diluted share, respectively, compared to $39.5 million and $0.68 per diluted share, respectively, during the second quarter of 2024. The Corporation reported net income available to common stockholders and diluted earnings per common share of $111.2 million and $1.92 per diluted share, respectively, for the six months ended June 30, 2025 compared to $86.9 million and $1.48 per diluted share, respectively, for the six months ended June 30, 2024.

When adjusting for certain non-recurring items, adjusted net income available to common stockholders was $56.4 million and adjusted diluted earnings per common share totaled $0.98 for the second quarter of 2025, compared to $39.5 million and $0.68, respectively, in the second quarter of 2024. Adjusted net income available to common stockholders and adjusted diluted earnings per common share for the six months ended June 30, 2025, totaled $111.2 million and $1.92, respectively, compared to $89.6 million and $1.53, respectively, for the same period in 2024. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2025, total assets equaled $18.6 billion, an increase of $280.8 million or 1.5 percent from December 31, 2024.

Cash and due from banks and interest-bearing deposits decreased $81.6 million from December 31, 2024. Total investment securities decreased $79.7 million from December 31, 2024, primarily due to $79.8 million in maturities and redemptions of available for sale securities and held to maturity securities. The investment portfolio as a percentage of total assets was 18.2 percent at June 30, 2025 and 18.9 percent at December 31, 2024. Additional details of the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $452.5 million, or 7.0 percent on an annualized basis, since December 31, 2024. The composition of the loan portfolio is 75.7 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 33.3 percent and 16.3 percent of the total loan portfolio, respectively. The increase was primarily driven by increases in commercial and industrial, commercial real estate, owner occupied, construction, public finance, and residential loans. Partially offsetting those increases was a decrease in commercial real estate, non-owner occupied and individuals' loans for household and other personal expenditures. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s ACL - Loans totaled $195.3 million as of June 30, 2025 and equaled 1.47 percent of total loans, compared to $192.8 million and 1.50 percent of total loans at December 31, 2024.  The ACL - Loans decreased $2.6 million from December 31, 2024. During the three and six months ended June 30, 2025, the Corporation recorded net charge-offs of $2.3 million and $7.2 million, respectively, and $5.6 million and $9.8 million of provision for credit losses - loans, for the same periods respectively. During the three and six months ended June 30, 2024, the Corporation recorded net charge-offs of $39.6 million and $41.9 million, respectively, and $24.5 million and $26.5 million of provision for credit losses - loans, for the same periods respectively. Nonaccrual loans at June 30, 2025 were $67.4 million and decreased $6.4 million from December 31, 2024 primarily due to declines in nonaccrual balances of $9.6 million in construction, $1.6 million in home equity and $1.2 million in commercial real estate, non-owner occupied. The decreases were partially offset by an increase in nonaccrual balances within the commercial real estate, owner occupied portfolio of $6.7 million. The Corporation's reserve for unfunded commitments was $18.0 million at June 30, 2025 and December 31, 2024, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets decreased $6.3 million from December 31, 2024 and was driven by a decline in the fair value of derivatives included in other assets from $77.1 million at December 31, 2024 to $57.6 million at June 30, 2025. The decrease in derivatives is due primarily to a decline in market interest rates. This decrease was partially offset by an increase of $11.9 million related to the Corporation's continual investment in community redevelopment funds. Additional details of the Corporation's investments in community redevelopment funds are discussed in NOTE 7. QUALIFIED AFFORDABLE HOUSING INVESTMENTS.

As of June 30, 2025, total deposits equaled $14.8 billion, an increase of $276.0 million from December 31, 2024, or 3.8 percent on an annualized basis. The Corporation experienced increases from December 31, 2024 in money market and savings deposits of $461.9 million and brokered certificates of deposits of $221.6 million. Partially offsetting these increases was a decrease in time deposits of $226.1 million and demand deposits of $181.4 million from December 31, 2024. The overall deposit increase was driven primarily by an increase in wholesale deposits used to fund loan growth and a shift in the deposit mix from time deposits to money market as a result of product repricing. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.9 percent of the deposit portfolio at June 30, 2025. Noninterest bearing deposits represents 14.8 percent of the deposit portfolio at June 30, 2025, compared to 16.0 percent at December 31, 2024. The loan to deposit ratio increased to 90.1 percent at period end from 88.6 percent as of December 31, 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average account balance within the deposit portfolio was $37,000 at June 30, 2025. Insured deposits totaled 70.3 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 14.7 percent of deposits and the FDIC providing insurance to the remaining 55.6 percent. Only 29.7 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings increased $2.9 million as of June 30, 2025, compared to December 31, 2024. This increase was primarily driven by an increase of $76.1 million in FHLB advances and partially offset by a decrease of $14.2 million in federal funds purchased from December 31, 2024. Subordinated debentures and other borrowings decreased $30.9 million compared to December 31, 2024 as the Corporation utilized excess liquidity to pay down $30.0 million of subordinated debentures during the first quarter of 2025. Securities sold under repurchase agreements decreased $28.1 million from December 31, 2024 as clients moved into other deposit products.

The Corporation's other liabilities as of June 30, 2025 decreased $41.1 million compared to December 31, 2024. This decrease was partially due to a decrease in the derivative liabilities of $20.0 million, as a result of a decline in market interest rates. Additional decreases included accrued other expenses of $7.3 million, accrued salaries and incentives of $5.3 million, and unfunded commitments of $3.6 million related to the Corporation's affordable housing investments compared to December 31, 2024.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - NON-GAAP
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2025	2025	2024	2025	2024
Net Income Available to Common Stockholders (GAAP)	$56,363	$54,870	$39,456	$111,233	$86,928
Adjustments:
Net realized losses on sales of available for sale securities	1	7	49	8	51
Non-core expenses (1)	—	—	—	—	3,481
Tax on adjustments	—	(2)	(12)	(2)	(860)
Adjusted Net Income Available to Common Stockholders (non-GAAP)	$56,364	$54,875	$39,493	$111,239	$89,600

Average Diluted Common Shares Outstanding (in thousands)	57,773	58,242	58,328	58,005	58,800

Diluted Earnings Per Common Share (GAAP)	$0.98	$0.94	$0.68	$1.92	$1.48
Adjustments:
Non-core expenses (1)	—	—	—	—	0.06
Tax on adjustments	—	—	—	—	(0.01)
Adjusted Diluted Earnings Per Common Share (non-GAAP)	$0.98	$0.94	$0.68	$1.92	$1.53

(1) Non-core expenses in the six months ended June 30, 2024 included $2.4 million from digital platform conversion costs and $1.1 million from the FDIC special assessment.

NET INTEREST INCOME (FTE) AND NET INTEREST MARGIN (FTE) (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net Interest Income (GAAP)	$133,014	$128,571	$263,284	$255,634
FTE Adjustment	6,199	5,859	12,326	11,655
Net Interest Income (FTE) (non-GAAP)	139,213	134,430	275,610	267,289

Average Earning Assets (GAAP)	$17,158,984	$17,013,984	$17,060,278	$17,068,917
Net Interest Margin (GAAP)	3.10%	3.02%	3.09%	3.00%
FTE Adjustment	0.15%	0.14%	0.14%	0.13%
Net Interest Margin (FTE) (non-GAAP)	3.25%	3.16%	3.23%	3.13%

TANGIBLE COMMON EQUITY TO TANGIBLE ASSETS (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	June 30, 2025	December 31, 2024
Total Stockholders' Equity (GAAP)	$2,347,952	$2,304,983
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(728,799)	(731,830)
Tangible common equity (non-GAAP)	$1,594,028	$1,548,028
Total assets (GAAP)	$18,592,777	$18,311,969
Less: Intangible assets (GAAP)	(728,799)	(731,830)
Tangible assets (non-GAAP)	$17,863,978	$17,580,139
Stockholders' Equity to Assets (GAAP)	12.63%	12.59%
Tangible common equity to tangible assets (non-GAAP)	8.92%	8.81%

Tangible common equity (non-GAAP)	$1,594,028	$1,548,028
Plus: Tax benefit of intangibles (non-GAAP)	3,614	4,263
Tangible common equity, net of tax (non-GAAP)	$1,597,642	$1,552,291
Common Stock outstanding	57,272	57,975
Book value per common share (GAAP)	$40.56	$39.33
Tangible book value per common share (non-GAAP)	$27.90	$26.78

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE NET INCOME PER COMMON SHARE, RETURN ON TANGIBLE ASSETS AND RETURN ON TANGIBLE EQUITY (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average goodwill (GAAP)	$712,002	$712,002	$712,002	$712,002
Average other intangibles (GAAP)	17,599	24,169	18,297	25,093
Average deferred tax on other intangibles (GAAP)	(3,788)	(5,191)	(3,937)	(5,389)
Intangible adjustment (non-GAAP)	$725,813	$730,980	$726,362	$731,706
Average stockholders' equity (GAAP)	$2,340,010	$2,203,361	$2,340,440	$2,222,750
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(725,813)	(730,980)	(726,362)	(731,706)
Average tangible capital (non-GAAP)	$1,589,072	$1,447,256	$1,588,953	$1,465,919
Average assets (GAAP)	$18,508,785	$18,332,159	$18,425,723	$18,381,340
Intangible adjustment (non-GAAP)	(725,813)	(730,980)	(726,362)	(731,706)
Average tangible assets (non-GAAP)	$17,782,972	$17,601,179	$17,699,361	$17,649,634
Net income available to common stockholders (GAAP)	$56,363	$39,456	$111,233	$86,928
Other intangible amortization, net of tax (GAAP)	1,188	1,399	2,394	2,945
Tangible net income available to common stockholders (non-GAAP)	57,551	40,855	113,627	89,873
Preferred stock dividend	469	469	938	938
Tangible net income (non-GAAP)	$58,020	$41,324	$114,565	$90,811
Per Share Data:
Diluted net income per common share (GAAP)	$0.98	$0.68	$1.92	$1.48
Diluted tangible net income per common share (non-GAAP)	$1.00	$0.70	$1.96	$1.53
Ratios:
Return on average capital (GAAP)	9.63%	7.16%	9.51%	7.82%
Return on average tangible capital (non-GAAP)	14.49%	11.29%	14.30%	12.26%
Return on average assets (GAAP)	1.23%	0.87%	1.22%	0.96%
Return on average tangible assets (non-GAAP)	1.31%	0.94%	1.29%	1.03%

Return on average tangible capital is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible capital.  Return on average tangible assets is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible assets.

EFFICIENCY RATIO (NON-GAAP)
(Dollars in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Noninterest expense (GAAP)	$93,598	$91,413	$186,500	$188,348
Less: Intangible asset amortization	(1,505)	(1,771)	(3,031)	(3,728)
Less: OREO and foreclosure expenses	(29)	(373)	(629)	(907)
Adjusted noninterest expense (non-GAAP)	$92,064	$89,269	$182,840	$183,713

Net interest income (GAAP)	$133,014	$128,571	$263,284	$255,634
Plus: Fully taxable equivalent adjustment	6,199	5,859	12,326	11,655
Net interest income on a fully taxable equivalent basis (non-GAAP)	$139,213	$134,430	$275,610	$267,289

Noninterest income (GAAP)	$31,303	$31,334	$61,351	$57,972
Less: Investment securities (gains) losses	1	49	8	51
Adjusted noninterest income (non-GAAP)	$31,304	$31,383	$61,359	$58,023
Adjusted revenue (non-GAAP)	$170,517	$165,813	$336,969	$325,312
Efficiency ratio (non-GAAP)	53.99%	53.84%	54.26%	56.47%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 81.1 percent of total revenue for the six months ended June 30, 2025. Net interest income and net interest margin are influenced by the volume and mix of earning assets and funding sources, as well as prevailing interest rate conditions. Other factors include accretion income on purchased loans, prepayment activity and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and net interest margin.

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

Average Balance Sheet

Three months ended June 30, 2025 and 2024

Total average earning assets increased $145.0 million, or 0.9 percent, to $17.2 billion for the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by a $591.2 million, or 4.7 percent, increase in average total loans, which reached $13.2 billion. The growth in loans was led by a $314.9 million increase in commercial loans and a $218.1 million increase in tax-exempt loans. These increases were partially offset by a $381.0 million decline in average investment securities and a $70.0 million decline in interest-bearing deposits, reflecting a strategic shift away from lower-yielding assets.

Total average deposits decreased $263.8 million year-over-year. Average interest-bearing deposits decreased $100.9 million, primarily due to reductions in certificates and other time deposits and savings deposits, partially offset by an increase in money market deposits. Average noninterest-bearing deposits declined $162.8 million, as clients continued to migrate balances into interest-bearing products in response to the rate environment.

Average borrowings increased $364.6 million, driven by a $318.6 million increase in FHLB advances and a $76.2 million increase in federal funds purchased. These increases were partially offset by a $38.5 million decline in subordinated debt, reflecting the Corporation’s redemption of $30.0 million in the first quarter of 2025 and the redemption of $25.0 million of subordinated debt in April of 2024.

Six months ended June 30, 2025 and 2024

Total average earning assets remained relatively flat at $17.1 billion for the six months ended June 30, 2025, compared to the same period in 2024. Average loans increased $528.5 million, or 4.2 percent, to $13.1 billion, driven by growth of $244.2 million and $221.8 million in commercial and tax-exempt loans, respectively. This increase was offset by a $364.7 million decline in investment securities and a $176.0 million decline in interest-bearing deposits, consistent with the Corporation’s strategy to reallocate assets toward higher-yielding loans.

Total average deposits decreased $362.2 million million year-over-year. Average interest-bearing deposits decreased $172.5 million, with the largest decreases in certificates and other time deposits and money market deposits. Average noninterest-bearing deposits declined $189.8 million, reflecting continued client migration to interest-bearing alternatives.

Average borrowings increased $307.8 million, primarily due to a $281.3 million increase in FHLB advances and a $69.6 million increase in federal funds purchased. These increases were partially offset by a $40.3 million decline in subordinated debt, reflecting the Corporation’s redemption of $30.0 million in the first quarter of 2025 and the redemption of $25.0 million of subordinated debt in April of 2024. The increase in borrowings supported loan growth and helped manage deposit runoff while optimizing the Corporation’s overall cost of funds.

Interest Income/Expense and Average Yields

Three months ended June 30, 2025 and 2024

Net interest income on an FTE basis increased by 3.6 percent to $139.2 million for the three months ended June 30, 2025, compared to $134.4 million for the three months ended June 30, 2024. Net interest margin ("NIM") improved to 3.25 percent, up from 3.16 percent in the prior year quarter. This improvement was driven by a 39 basis point reduction in the cost of interest-bearing liabilities, which declined to 2.82 percent from 3.21 percent, offsetting a 19 basis point decrease in asset yields to 5.50 percent. The Corporation recognized $1.0 million of fair value accretion income on purchased loans, contributing approximately 2 basis points to NIM in the three months ended June 30, 2025. This compares to $1.5 million, or 3 basis points, in the same period of 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on an FTE basis decreased $6.3 million year-over-year, primarily due to lower yields on variable rate loans following the Federal Open Market Committee's 100 basis point rate reduction in the second half of 2024. Approximately 69.3 percent of the Corporation's loan portfolio was variable rate as of June 30, 2025. New and renewed loans yielded 7.04 percent for the three months ended June 30, 2025 compared to 8.13 percent for the same period in 2024.

Interest expense on deposits declined $14.9 million, reflecting lower rates across all deposit categories. The total cost of interest-bearing liabilities decreased 39 basis points, to 2.82 percent for the three months ended June 30, 2025, down from 3.21 percent for the three months ended June 30, 2024. This reduction in funding costs more than offset the decline in asset yields and resulted in a 20 basis point improvement in the FTE net interest spread, which increased to 2.68 percent from 2.48 percent. The average balance of total interest-bearing liabilities remained relatively stable year-over-year, indicating that the improvement in spread was primarily rate-driven.

Six months ended June 30, 2025 and 2024

Net interest income on an FTE basis increased by 3.1 percent to $275.6 million for the six months ended June 30, 2025, compared to $267.3 million for the same period in 2024. NIM improved to 3.23 percent, up from 3.13 percent in the prior-year period. This improvement was driven by a 44 basis point reduction in the cost of interest-bearing liabilities, which declined to 2.78 percent from 3.22 percent, offsetting a 22 basis point decrease in asset yields to 5.45 percent. The Corporation recognized $2.1 million of fair value accretion income on purchased loans, contributing approximately 2 basis points to NIM in the six months ended June 30, 2025. This compares to $2.9 million, or 3 basis points, in the same period of 2024.

Interest income on an FTE basis decreased $19.4 million year-over-year, primarily due to lower yields on variable rate loans following the Federal Open Market Committee's 100 basis point rate reduction in the second half of 2024. New and renewed loans yielded 7.01 percent for the six months ended June 30, 2025 compared to 8.14 percent for the same period in 2024.

Interest expense on deposits decreased $32.6 million, reflecting lower rates across all deposit categories. The total cost of interest-bearing liabilities decreased 44 basis points, to 2.78 percent for the six months ended June 30, 2025, down from 3.22 percent for the same period in 2024. This reduction in funding costs more than offset the decline in asset yields and resulted in a 22 basis point improvement in the FTE net interest spread, which increased to 2.67 percent from 2.45 percent.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and six months ended June 30, 2025 and 2024.

(Dollars in Thousands)	Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$252,613	$1,892	3.00%	$322,647	$2,995	3.71%
Federal Home Loan Bank stock	46,598	1,083	9.30	41,749	879	8.42
Investment Securities: (1)
Taxable	1,605,718	8,266	2.06	1,788,749	9,051	2.02
Tax-Exempt (2)	2,042,326	15,843	3.10	2,240,309	17,232	3.08
Total Investment Securities	3,648,044	24,109	2.64	4,029,058	26,283	2.61
Loans held for sale	25,411	389	6.12	28,585	431	6.03
Loans: (3)
Commercial	9,006,650	154,108	6.84	8,691,746	160,848	7.40
Real estate mortgage	2,200,521	25,062	4.56	2,150,591	23,799	4.43
HELOC and installment	834,901	15,614	7.48	823,417	16,335	7.94
Tax-Exempt (2)	1,144,246	13,677	4.78	926,191	10,670	4.61
Total Loans	13,211,729	208,850	6.32	12,620,530	212,083	6.72
Total Earning Assets	17,158,984	235,934	5.50%	17,013,984	242,240	5.69%
Total Non-Earning Assets	1,349,801			1,318,175
Total Assets	$18,508,785			$18,332,159
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,545,158	$35,303	2.55%	$5,586,549	$40,994	2.94%
Money market deposits	3,613,952	28,714	3.18	3,036,398	27,230	3.59
Savings deposits	1,282,951	2,513	0.78	1,508,734	3,476	0.92
Certificates and other time deposits	2,003,682	17,711	3.54	2,414,967	27,451	4.55
Total Interest-Bearing Deposits	12,445,743	84,241	2.71	12,546,648	99,151	3.16
Borrowings	1,250,519	12,480	3.99	885,919	8,659	3.91
Total Interest-Bearing Liabilities	13,696,262	96,721	2.82	13,432,567	107,810	3.21
Noninterest-bearing deposits	2,186,370			2,349,219
Other liabilities	286,143			347,012
Total Liabilities	16,168,775			16,128,798
Stockholders' Equity	2,340,010			2,203,361
Total Liabilities and Stockholders' Equity	$18,508,785			$18,332,159
Net Interest Income (FTE)		$139,213			$134,430
Net Interest Spread (FTE) (4)			2.68%			2.48%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.50%			5.69%
Interest Expense / Average Earning Assets			2.25%			2.53%
Net Interest Margin (FTE) (5)			3.25%			3.16%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2025 and 2024. These totals equal $6,199 and $5,859 for the three months ended June 30, 2025 and 2024, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing deposits	$273,200	$4,264	3.12%	$449,173	$9,488	4.22%
Federal Home Loan Bank stock	45,296	2,080	9.18	41,757	1,714	8.21
Investment Securities: (1)
Taxable	1,620,005	16,638	2.05	1,785,903	17,799	1.99
Tax-Exempt (2)	2,044,489	31,687	3.10	2,243,286	34,461	3.07
Total Investment Securities	3,664,494	48,325	2.64	4,029,189	52,260	2.59
Loans held for sale	23,190	708	6.11	25,184	759	6.03
Loans: (3)
Commercial	8,889,119	301,880	6.79	8,644,927	320,057	7.40
Real estate mortgage	2,195,988	49,508	4.51	2,140,769	46,156	4.31
HELOC and installment	831,904	30,805	7.41	822,616	32,464	7.89
Tax-Exempt (2)	1,137,087	27,009	4.75	915,302	21,038	4.60
Total Loans	13,077,288	409,910	6.27	12,548,798	420,474	6.70
Total Earning Assets	17,060,278	464,579	5.45%	17,068,917	483,936	5.67%
Total Non-Earning Assets	1,365,445			1,312,423
Total Assets	$18,425,723			$18,381,340
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,533,858	$69,909	2.53%	$5,503,185	$80,484	2.92%
Money market deposits	3,526,461	54,666	3.10	3,040,938	54,613	3.59
Savings deposits	1,291,133	4,958	0.77	1,534,305	7,277	0.95
Certificates and other time deposits	1,975,923	35,255	3.57	2,421,413	55,062	4.55
Total Interest-Bearing Deposits	12,327,375	164,788	2.67	12,499,841	197,436	3.16
Borrowings	1,256,688	24,181	3.85	948,866	19,211	4.05
Total Interest-Bearing Liabilities	13,584,063	188,969	2.78	13,448,707	216,647	3.22
Noninterest-bearing deposits	2,198,939			2,388,695
Other liabilities	302,281			321,188
Total Liabilities	16,085,283			16,158,590
Stockholders' Equity	2,340,440			2,222,750
Total Liabilities and Stockholders' Equity	$18,425,723			$18,381,340
Net Interest Income (FTE)		$275,610			$267,289
Net Interest Spread (FTE) (4)			2.67%			2.45%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.45%			5.67%
Interest Expense / Average Earning Assets			2.22%			2.54%
Net Interest Margin (FTE) (5)			3.23%			3.13%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully taxable equivalent basis, using a marginal tax rate of 21 percent for 2025 and 2024. These totals equal $12,326 and $11,655 for the six months ended June 30, 2025 and 2024, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income remained flat at $31.3 million for the three months ended June 30, 2025 compared to the same period in 2024. Modest increases in net gains on sales of loans, treasury management fees, derivative hedge fees and card payment fees totaling $1.6 million were offset by a comparable decline in other income, which included lower contributions from CRA-related activities.

For the six months ended June 30, 2025, noninterest income totaled $61.4 million, representing a $3.4 million, or 5.8 percent, increase over the same period in 2024. The increase was attributable to a $4.1 million improvement in customer-related fees, including an increase in net gains from loan sales, derivative hedge fees, treasury management fees and card payment fees. These increases were partially offset by a decrease in other income, in part due to reduced earnings from CRA investments.

NONINTEREST EXPENSE

Noninterest expense totaled $93.6 million for the three months ended June 30, 2025, a $2.2 million, or 2.4 percent, increase from the second quarter of 2024. Salaries and employee benefits expense increased by $2.3 million, primarily due to higher incentives paid during the three months ended June 30, 2025.

For the six months ended June 30, 2025, noninterest expense totaled $186.5 million, a $1.8 million, or 1.0 percent, decrease compared to the same period in 2024. This decrease was primarily driven by a $1.0 million decrease in salaries and employee benefits, a $0.9 million decrease in outside data processing fees and a $0.8 million decrease in professional and other outside services expenses. These decreases were partially offset by a $1.1 million increase in equipment-related expenses.

INCOME TAXES

Income tax expense for the three months ended June 30, 2025 was $8.3 million on pre-tax income of $65.1 million.  For the same period in 2024, income tax expense was $4.1 million on pre-tax income of $44.0 million. The effective income tax rates for the second quarter of 2025 and 2024 were 12.7 percent and 9.2 percent, respectively.

Income tax expense for the six months ended June 30, 2025 was $16.2 million on pre-tax income of $128.3 million. For the same period in 2024, income tax expense was $10.9 million on pre-tax income of $98.8 million. The effective income tax rates for the six months ended June 30, 2025 and 2024 were 12.6 percent and 11.0 percent, respectively.

The higher effective income tax rate for the three and six months ended June 30, 2025 when compared to the same period in 2024 was primarily a result of tax-exempt interest income being a smaller portion of pre-tax income in 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. We continue to assess any potential impact to our consolidated financial statements but anticipate any impact will be immaterial.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 11. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at June 30, 2025 and December 31, 2024. During the three and six months ended June 30, 2025 and 2024, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) and $93.76 per share, respectively, equal to $0.5 million and $0.9 million, respectively. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. During the three and six months ended June 30, 2024, the Corporation repurchased approximately 0.6 million and 1.5 million shares of its common stock, respectively, under its share repurchase program, for total considerations of $20.0 million and $50.0 million, at average prices of $33.69 and $33.72 per share, respectively. As of June 30, 2024 the Corporation had approximately 1.2 million shares at an aggregate value of $24.6 million available to repurchase under the program. The stock repurchase program approved in 2021 was discontinued as of March 18, 2025.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. During the three and six months ended June 30, 2025, the Corporation repurchased 0.6 million and 0.8 million shares of its common stock, respectively, under the program, for total consideration of $22.1 million and $30.0 million, respectively. The average purchase prices were $37.93 and $38.62 per share, respectively. As of June 30, 2025, approximately 2.2 million shares remained available for repurchase under the program, with an aggregate remaining authorization of $70.0 million.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. During the three and six months ended June 30, 2025, the Corporation recorded excise tax of $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2024, the Corporation recorded excise tax of $0.2 million and $0.5 million, respectively, related to its share repurchases during the period, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

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

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2025, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Corporation's and Bank's actual and required capital ratios as of June 30, 2025 and December 31, 2024 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,059,037	13.06%	$1,655,984	10.50%	N/A	N/A
First Merchants Bank	1,995,528	12.64	1,657,330	10.50	$1,578,409	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,814,262	11.50%	$1,340,558	8.50%	N/A	N/A
First Merchants Bank	1,798,034	11.39	1,341,648	8.50	$1,262,727	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,789,262	11.35%	$1,103,989	7.00%	N/A	N/A
First Merchants Bank	1,798,034	11.39	1,104,886	7.00	$1,025,966	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,814,262	10.20%	$711,410	4.00%	N/A	N/A
First Merchants Bank	1,798,034	10.01	718,679	4.00	$898,349	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,030,362	13.31%	$1,601,175	10.50%	N/A	N/A
First Merchants Bank	1,967,738	12.89	1,602,417	10.50	$1,526,112	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,767,468	11.59%	$1,296,189	8.50%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,297,195	8.50	$1,220,889	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,742,468	11.43%	$1,067,450	7.00%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,068,278	7.00	$991,973	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,767,468	9.96%	$710,089	4.00%	N/A	N/A
First Merchants Bank	1,776,738	9.92	716,172	4.00	$895,215	5.00%

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70.0 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5.0 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65.0 million. The Corporation exercised its right to redeem $65.0 million of the subordinated debt on the scheduled interest payment date during the first half of 2024. On June 9, 2025, the Corporation, through its trustee, distributed notice of redemption of the remaining $5.0 million in principal amount of its 5.00 percent Fixed-to-Floating Senior Notes due October 30, 2028. The Corporation exercised its right to redeem the $5.0 million of the Senior Notes on the scheduled interest payment date of July 30, 2025.
On April 1, 2022, the Corporation assumed $30.0 million of subordinated notes in conjunction with its acquisition of Level One. On February 14, 2025, the Corporation, through its trustee, distributed notice of redemption of all $30.0 million in principal amount of its 4.75 percent Fixed-to-Floating Subordinated Notes due December 18, 2029. The Corporation exercised its right to redeem $30 million of the subordinated debt on the scheduled interest payment date of March 18, 2025.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	June 30, 2025		December 31, 2024
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,347,952	$2,333,116	$2,304,983	$2,315,701
Adjust for Accumulated Other Comprehensive Loss (1)	189,975	188,098	188,685	186,808
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(723,067)	(722,619)	(725,504)	(725,056)
Less: Disallowed Deferred Tax Assets	(473)	(436)	(571)	(590)
Total Tier 1 Capital (Regulatory)	1,814,262	1,798,034	1,767,468	1,776,738
Qualifying Subordinated Debentures	47,439	—	72,040	—
Allowance for Credit Losses Includible in Tier 2 Capital	197,336	197,494	190,854	191,000
Total Risk-Based Capital (Regulatory)	$2,059,037	$1,995,528	$2,030,362	$1,967,738

Net Risk-Weighted Assets (Regulatory)	$15,771,275	$15,784,092	$15,249,287	$15,261,118
Average Assets (Regulatory)	$17,785,245	$17,966,979	$17,752,227	$17,904,307

Total Risk-Based Capital Ratio (Regulatory)	13.06%	12.64%	13.31%	12.89%
Tier 1 Capital to Risk-Weighted Assets	11.50%	11.39%	11.59%	11.64%
Tier 1 Capital to Average Assets	10.20%	10.01%	9.96%	9.92%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,814,262	$1,798,034	$1,767,468	$1,776,738
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,789,262	$1,798,034	$1,742,468	$1,776,738

Net Risk-Weighted Assets (Regulatory)	$15,771,275	$15,784,092	$15,249,287	$15,261,118
CET1 Capital Ratio (Regulatory)	11.35%	11.39%	11.43%	11.64%

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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.92 percent at June 30, 2025, and 8.81 percent at December 31, 2024.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at June 30, 2025 and December 31, 2024.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at June 30, 2025 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years.

The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	June 30, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$778,714	$3,244,851	$417,359	$4,440,924
Agricultural land, production and other loans to farmers	76,167	51,218	137,787	265,172
Real estate loans:
Construction	387,153	318,679	130,201	836,033
Commercial real estate, non-owner occupied	397,474	1,168,718	604,900	2,171,092
Commercial real estate, owner occupied	183,247	598,676	444,874	1,226,797
Residential	29,238	161,564	2,206,292	2,397,094
Home Equity	31,261	19,422	623,278	673,961
Individuals' loans for household and other personal expenditures	23,837	83,526	33,682	141,045
Public finance and other commercial loans	46,342	120,588	977,711	1,144,641
Total	$1,953,433	$5,767,242	$5,576,084	$13,296,759

	June 30, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$37,412	$444,950	$138,864	$621,226
Agricultural land, production and other loans to farmers	1,470	28,443	9,779	39,692
Real estate loans:
Construction	4,450	7,763	112,593	124,806
Commercial real estate, non-owner occupied	145,589	388,083	98,369	632,041
Commercial real estate, owner occupied	135,509	279,444	93,104	508,057
Residential	22,832	107,000	877,981	1,007,813
Home Equity	16,253	8,805	10,107	35,165
Individuals' loans for household and other personal expenditures	3,489	61,381	17,202	82,072
Public finance and other commercial loans	6,586	72,847	951,700	1,031,133
Total loans with fixed interest rates	$373,590	$1,398,716	$2,309,699	$4,082,005

	June 30, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$741,302	$2,799,901	$278,495	$3,819,698
Agricultural land, production and other loans to farmers	74,697	22,775	128,008	225,480
Real estate loans:
Construction	382,703	310,916	17,608	711,227
Commercial real estate, non-owner occupied	251,885	780,635	506,531	1,539,051
Commercial real estate, owner occupied	47,738	319,232	351,770	718,740
Residential	6,406	54,564	1,328,311	1,389,281
Home Equity	15,008	10,617	613,171	638,796
Individuals' loans for household and other personal expenditures	20,348	22,145	16,480	58,973
Public finance and other commercial loans	39,756	47,741	26,011	113,508
Total loans with variable interest rates	$1,579,843	$4,368,526	$3,266,385	$9,214,754

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

At June 30, 2025, nonaccrual loans totaled $67.4 million, a decrease of $6.4 million from December 31, 2024, primarily due to decreases of $9.6 million, $1.6 million, and $1.2 million in nonaccrual balances in construction, home equity, and commercial real estate, non-owner occupied loan classes, respectively. The decrease was offset by an increase in nonaccrual balances within the commercial real estate, owner occupied loan portfolio of $6.7 million.

At June 30, 2025, loans 90-days or more delinquent and still accruing totaled $4.4 million, a decrease of $1.5 million from December 31, 2024.

The Corporation's nonperforming assets plus accruing loans 90-days or more delinquent loans are presented in the table below.

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Nonperforming Assets:
Nonaccrual loans	$67,358	$73,773
OREO and Repossessions	177	4,948
Nonperforming assets	67,535	78,721
Loans 90-days or more delinquent and still accruing	4,443	5,902
Nonperforming assets and loans 90-days or more delinquent	$71,978	$84,623

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$11,121	$10,100
Agricultural land, production and other loans to farmers	19	75
Real estate loans:
Construction	15,063	28,312
Commercial real estate, non-owner occupied	10,872	16,838
Commercial real estate, owner occupied	9,352	2,440
Residential	22,068	21,927
Home equity	3,440	4,924
Individuals' loans for household and other personal expenditures	43	7
Nonperforming assets and loans 90-days or more delinquent:	$71,978	$84,623

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

The Corporation’s loan balances, excluding loans held for sale, increased $442.4 million from December 31, 2024 to $13.3 billion at June 30, 2025. At June 30, 2025, the ACL - Loans totaled $195.3 million, which represents a decrease of $2.6 million from December 31, 2024. As a percentage of loans, the ACL - Loans was 1.47 percent and 1.50 percent at June 30, 2025 and December 31, 2024, respectively.

Net charge-offs totaling $2.3 million and $7.2 million were recognized for the three and six months ended June 30, 2025, respectively, and provision for credit losses of $5.6 million and $9.8 million, respectively, were recorded for the same periods in 2025. Net charge-offs totaling $39.6 million and $41.9 million were recognized for the three and six months ended June 30, 2024, respectively, with $24.5 million and $26.5 million in provision for credit losses recorded in the same periods in 2024, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2025 and 2024 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Net charge-offs (recoveries):
Commercial and industrial loans	$592	$39,644	$4,521	$40,924
Real estate loans:
Construction	63	—	63	—
Commercial real estate, non-owner occupied	(20)	(150)	172	192
Commercial real estate, owner occupied	(4)	(11)	200	(55)
Residential	210	129	580	495
Home equity	1,125	(174)	1,060	(124)
Individuals' loans for household and other personal expenditures	349	206	645	465
Total net charge-offs (recoveries)	$2,315	$39,644	$7,241	$41,897

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.4 billion at June 30, 2025, a decrease of $28.3 million, or 2.0 percent, from December 31, 2024.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $4.9 million at June 30, 2025. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as a funding source. At June 30, 2025, total borrowings from the FHLB were $898.7 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at June 30, 2025 was $689.2 million and $5.1 billion, respectively.

The following table presents the Corporation's material cash requirements from known contractual and other obligations at June 30, 2025:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,783,354	$—	$12,783,354
Certificates and other time deposits	1,665,778	348,446	2,014,224
Securities sold under repurchase agreements	114,758	—	114,758
Federal Home Loan Bank advances	100,000	798,702	898,702
Federal Funds Purchased	85,000	—	85,000
Subordinated debentures and other borrowings	1,298	61,319	62,617
Total	$14,750,188	$1,208,467	$15,958,655

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summarized credit-related financial instruments at June 30, 2025 are as follows:

(Dollars in Thousands)	June 30, 2025
Amounts of commitments:
Loan commitments to extend credit	$5,455,944
Standby and commercial letters of credit	66,711
$5,522,655

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2025, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 and 100 basis points and falling 200 and 100 basis points scenarios below, as of June 30, 2025 and December 31, 2024, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 and 100 basis points and falling 200 and 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at June 30, 2025 and December 31, 2024. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	June 30, 2025	December 31, 2024
Rising 200 basis points from base case	4.0%	4.1%
Rising 100 basis points from base case	2.1%	2.5%
Falling 100 basis points from base case	(2.7)%	(2.2)%
Falling 200 basis points from base case	(5.5)%	(4.5)%

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April, 2025	114,448	$37.61	107,808	2,624,881
May, 2025	439,906	$38.01	439,790	2,185,091
June, 2025	34,888	$37.55	34,888	2,150,203
Total	589,242		582,486

(1) During the three months ended June 30, 2025, there were 582,486 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amounts in April 2025 and May 2025 also includes 6,640 and 116 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 776,797 shares of common stock for a total aggregate investment of $30.0 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended June 30, 2025, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

First Merchants Corporation
(Registrant)

July 31, 2025	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

July 31, 2025	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)