Form 10-Q
period 2025-09-30
FIRST MERCHANTS CORP
filed 2025-10-30
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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

As of October 27, 2025, there were 57,825,020 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL - Loans	Allowance for Credit Losses on Loans
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CECL
Current Expected Credit Losses (FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.)

CET1	Common Equity Tier 1
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRA	Community Reinvestment Act
Credit Agreement	Credit agreement entered into on September 30, 2024 with U.S. Bank, N.A.
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
ESPP	Employee Stock Purchase Plan
Exchange Ratio	0.85 share of the Corporation's stock pursuant to the Merger Agreement
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Savings	First Savings Financial Group, Inc.
FMC Trust II	First Merchants Capital Trust II
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
Merger	The merger of First Savings with and into the Corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger entered into on September 24, 2025 with First Savings
OBBBA	The One Big Beautiful Bill Act, signed into law on July 4th, 2025
Old Second	Old Second National Bank
RSAs	Restricted Stock Awards
Senior Debt	Fixed-to-Floating Rate Senior Notes due 2028
Subordinated Debt	Fixed-to-Floating Rate Subordinated Notes due 2028
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$88,079	$87,616
Interest-bearing deposits	168,706	298,891
Investment securities available for sale	1,386,903	1,386,475
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,707,064 and $1,723,520)	1,995,488	2,074,220
Loans held for sale	23,190	18,663
Loans	13,591,174	12,854,359
Less: Allowance for credit losses - loans	(194,468)	(192,757)
Net loans	13,396,706	12,661,602
Premises and equipment	121,771	129,743
Federal Home Loan Bank stock	47,264	41,690
Interest receivable	89,102	91,829
Goodwill	712,002	712,002
Other intangibles	15,298	19,828
Cash surrender value of life insurance	306,583	304,906
Other real estate owned	1,270	4,948
Tax asset, deferred and receivable	89,758	92,387
Other assets	369,509	387,169
TOTAL ASSETS	$18,811,629	$18,311,969
LIABILITIES
Deposits:
Noninterest-bearing	$2,100,570	$2,325,579
Interest-bearing	12,769,409	12,196,047
Total Deposits	14,869,979	14,521,626
Borrowings:
Federal funds purchased	199,370	99,226
Securities sold under repurchase agreements	122,226	142,876
Federal Home Loan Bank advances	798,626	822,554
Subordinated debentures and other borrowings	57,632	93,529
Total Borrowings	1,177,854	1,158,185
Interest payable	18,240	16,102
Other liabilities	333,154	311,073
Total Liabilities	16,399,227	16,006,986
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 57,192,497 and 57,974,535 shares	7,149	7,247
Additional paid-in capital	1,158,026	1,188,768
Retained earnings	1,377,966	1,272,528
Accumulated other comprehensive loss	(155,864)	(188,685)
Total Stockholders' Equity	2,412,402	2,304,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,811,629	$18,311,969

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans receivable:
Taxable	$200,406	$206,680	$583,307	$606,116
Tax exempt	11,173	8,622	32,510	25,242
Investment securities:
Taxable	8,288	9,263	24,926	27,062
Tax exempt	12,460	13,509	37,493	40,733
Deposits with financial institutions	1,676	2,154	5,940	11,642
Federal Home Loan Bank stock	1,092	855	3,172	2,569
Total Interest Income	235,095	241,083	687,348	713,364
INTEREST EXPENSE
Deposits	90,821	98,856	255,609	296,292
Federal funds purchased	224	329	2,001	455
Securities sold under repurchase agreements	654	700	2,059	2,377
Federal Home Loan Bank advances	8,638	8,544	27,716	21,715
Subordinated debentures and other borrowings	1,093	1,544	3,014	5,781
Total Interest Expense	101,430	109,973	290,399	326,620
NET INTEREST INCOME	133,665	131,110	396,949	386,744
Provision for credit losses	4,300	5,000	14,100	31,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	129,365	126,110	382,849	355,244
NONINTEREST INCOME
Service charges on deposit accounts	8,921	8,361	25,559	24,482
Fiduciary and wealth management fees	8,842	8,525	26,317	25,550
Card payment fees	5,007	5,121	14,465	14,360
Net gains and fees on sales of loans	4,983	6,764	15,854	15,159
Derivative hedge fees	1,097	736	2,332	1,488
Other customer fees	414	344	1,230	1,231
Earnings on bank-owned life insurance	1,667	2,755	5,759	6,276
Net realized losses on sales of available for sale securities	—	(9,114)	(8)	(9,165)
Other income	1,546	1,374	2,320	3,457
Total Noninterest Income	32,477	24,866	93,828	82,838
NONINTEREST EXPENSES
Salaries and employee benefits	57,317	55,223	166,826	165,730
Net occupancy	7,057	6,994	21,118	21,052
Equipment	6,998	6,949	20,933	19,774
Marketing	2,120	1,836	5,470	4,807
Outside data processing fees	6,943	7,150	19,979	21,111
Printing and office supplies	311	378	930	1,085
Intangible asset amortization	1,499	1,772	4,530	5,500
FDIC assessments	3,526	3,720	10,726	11,285
Other real estate owned and foreclosure expenses	121	942	750	1,849
Professional and other outside services	3,718	3,035	10,720	10,809
Other expenses	6,951	6,630	21,079	19,975
Total Noninterest Expenses	96,561	94,629	283,061	282,977
INCOME BEFORE INCOME TAX	65,281	56,347	193,616	155,105
Income tax expense	8,516	7,160	24,680	18,052
NET INCOME	56,765	49,187	168,936	137,053
Preferred stock dividends	468	468	1,406	1,406
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$56,297	$48,719	$167,530	$135,647
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.98	$0.84	$2.91	$2.32
Diluted Net Income Available to Common Stockholders	$0.98	$0.84	$2.90	$2.31
Cash Dividends Paid	$0.36	$0.35	$1.07	$1.04
Average Diluted Common Shares Outstanding (in thousands)	57,448	58,289	57,817	58,629

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$56,765	$49,187	$168,936	$137,053
Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gain arising during the period	43,178	67,030	41,538	21,399
Reclassification adjustment for losses included in net income	—	9,114	8	9,165
Tax effect	(9,067)	(15,990)	(8,725)	(6,419)
Total other comprehensive income, net of tax	34,111	60,154	32,821	24,145
Comprehensive income	$90,876	$109,341	$201,757	$161,198

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2025	125	$125	10,000	$25,000	57,272,433	$7,159	$1,163,170	$1,342,473	$(189,975)	$2,347,952
Comprehensive income:
Net income	—	—	—	—	—	—	—	56,765	—	56,765
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	34,111	34,111
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(468)	—	(468)
Cash dividends on common stock ($0.36 per share)	—	—	—	—	—	—	—	(20,804)	—	(20,804)
Repurchases of common stock	—	—	—	—	(162,474)	(20)	(6,456)	—	—	(6,476)
Excise tax on stock repurchases	—	—	—	—	—	—	(32)	—	—	(32)
Share-based compensation	—	—	—	—	91,857	10	1,744	—	—	1,754
Stock issued under employee benefit plans	—	—	—	—	4,802	1	162	—	—	163
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,881	2	595	—	—	597
Stock options exercised	—	—	—	—	4,762	1	92	—	—	93
Restricted shares withheld for taxes	—	—	—	—	(33,764)	(4)	(1,249)	—	—	(1,253)
Balances, September 30, 2025	125	$125	10,000	$25,000	57,192,497	$7,149	$1,158,026	$1,377,966	$(155,864)	$2,412,402

	Three Months Ended September 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2024	125	$125	10,000	$25,000	58,045,653	$7,256	$1,191,193	$1,200,930	$(211,979)	$2,212,525
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,187	—	49,187
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	60,154	60,154
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(468)	—	(468)
Cash dividends on common stock ($0.35 per share)	—	—	—	—	—	—	—	(20,524)	—	(20,524)
Reduction of excise tax on common stock repurchases, net of share issuances	—	—	—	—	—	—	25	—	—	25
Share-based compensation	—	—	—	—	67,140	8	1,429	—	—	1,437
Stock issued under employee benefit plans	—	—	—	—	5,351	1	167	—	—	168
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,903	2	573	—	—	575
Stock options exercised	—	—	—	—	6,191	1	87	—	—	88
Restricted shares withheld for taxes	—	—	—	—	(22,123)	(3)	(791)	—	—	(794)
Balances, September 30, 2024	125	$125	10,000	$25,000	58,117,115	$7,265	$1,192,683	$1,229,125	$(151,825)	$2,302,373

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983
Comprehensive income:
Net income	—	—	—	—	—	—	—	168,936	—	168,936
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	32,821	32,821
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.07 per share)	—	—	—	—	—	—	—	(62,092)	—	(62,092)
Repurchases of common stock	—	—	—	—	(939,271)	(117)	(36,359)	—	—	(36,476)
Excise tax on common stock repurchases	—	—	—	—	—	—	(325)	—	—	(325)
Share-based compensation	—	—	—	—	122,365	14	4,902	—	—	4,916
Stock issued under employee benefit plans	—	—	—	—	14,117	2	478	—	—	480
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	44,748	6	1,731	—	—	1,737
Stock options exercised	—	—	—	—	16,705	2	328	—	—	330
Restricted shares withheld for taxes	—	—	—	—	(40,702)	(5)	(1,497)	—	—	(1,502)
Balances, September 30, 2025	125	$125	10,000	$25,000	57,192,497	$7,149	$1,158,026	$1,377,966	$(155,864)	$2,412,402

	Nine Months Ended September 30, 2024
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	137,053	—	137,053
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	24,145	24,145
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.04 per share)	—	—	—	—	—	—	—	(61,146)	—	(61,146)
Repurchases of common stock	—	—	—	—	(1,481,565)	(185)	(49,770)	—	—	(49,955)
Excise tax on stock repurchases	—	—	—	—	—	—	(457)	—	—	(457)
Share-based compensation	—	—	—	—	83,356	10	4,181	—	—	4,191
Stock issued under employee benefit plans	—	—	—	—	17,120	3	508	—	—	511
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	48,793	6	1,670	—	—	1,676
Stock options exercised	—	—	—	—	49,084	6	894	—	—	900
Restricted shares withheld for taxes	—	—	—	—	(23,795)	(3)	(849)	—	—	(852)
Balances, September 30, 2024	125	$125	10,000	$25,000	58,117,115	$7,265	$1,192,683	$1,229,125	$(151,825)	$2,302,373

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flow from Operating Activities:
Net income	$168,936	$137,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,100	31,500
Depreciation and amortization	23,718	10,602
Change in deferred taxes	(2,095)	3,128
Share-based compensation	4,916	4,191
Loans originated for sale	(358,898)	(775,504)
Proceeds from sales of loans held for sale	366,363	773,446
Gains on sales of loans held for sale	(11,992)	(10,508)
Net losses on sales and redemptions of securities available for sale	8	9,165
Increase in cash surrender value of life insurance	(4,667)	(4,128)
Gains on life insurance benefits	(1,092)	(2,148)
Change in interest receivable	2,727	5,585
Change in interest payable	2,138	(319)
Other adjustments	(1,228)	16,643
Net cash provided by operating activities	202,934	198,706
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	130,185	76,954
Purchase of securities available for sale	(10,609)	(93,463)
Proceeds from sales of securities available for sale	—	149,771
Proceeds from maturities and redemptions of:
Securities available for sale	47,991	33,346
Securities held to maturity	76,183	72,938
Purchases of Federal Home Loan Bank stock	(5,644)	—
Redemptions of Federal Home Loan Bank stock	70	53
Payment of capital calls to qualified affordable housing investments	(34,969)	(22,238)
Net change in loans	(681,224)	(206,478)
Proceeds from the sale of other real estate owned	6,072	325
Proceeds from life insurance benefits	4,082	7,964
Proceeds from mortgage portfolio loan sale	—	1,716
Proceeds from commercial portfolio loan sale	—	3,273
Other adjustments	(5,203)	(25,046)
Net cash used by investing activities	(473,066)	(885)
Cash Flows from Financing Activities:
Net increase (decrease) in:
Demand and savings deposits	307,586	(308,714)
Certificates of deposit and other time deposits	40,767	140,074
Proceeds from borrowings	854,091	551,851
Repayment of borrowings	(834,422)	(499,542)
Cash dividends on preferred stock	(1,406)	(1,406)
Cash dividends on common stock	(62,092)	(61,146)
Stock issued under employee benefit plans	480	511
Stock issued under dividend reinvestment and stock purchase plans	1,737	1,676
Stock options exercised	330	900
Repurchase of common stock	(36,476)	(49,955)
Net cash provided (used) by financing activities	270,595	(225,751)
Net Change in Cash and Cash Equivalents	463	(27,930)
Cash and Cash Equivalents, January 1	87,616	112,649
Cash and Cash Equivalents, September 30	$88,079	$84,719
Additional cash flow information:
Interest paid	$288,261	$327,443
Income tax paid	18,397	6,407
Loans transferred to other real estate owned	2,202	699
Fixed assets transferred to other real estate owned	—	69
Non-cash investing activities using trade date accounting	70,182	17,749
ROU assets obtained in exchange for new operating lease liabilities	692	6,918
Qualified affordable housing investments obtained in exchange for funding commitments	20,000	40,500
Reclassification of loans and other branch assets to held for sale	—	13,404
Reclassification of deposits and other branch liabilities to held for sale	—	288,476

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2024, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

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

Recent Accounting Changes Adopted in 2025

The Corporation did not adopt any new accounting standards during the three and nine months ended September 30, 2025.

New Accounting Pronouncements Not Yet Adopted

The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") - No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures
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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 2

ACQUISITIONS AND DISPOSITIONS

First Savings Financial Group, Inc. Acquisition

On September 24, 2025, the Corporation and First Savings Financial Group, Inc., an Indiana corporation ("First Savings"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which First Savings will, subject to the terms and conditions of the Merger Agreement, merge with and into the Corporation (the "Merger"), whereupon the separate corporate existence of First Savings will cease and the Corporation will survive. Immediately following the Merger, First Savings' wholly owned subsidiary, First Savings Bank, will be merged with and into the Bank, with the Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the Merger becoming effective, the common shareholders of First Savings will be entitled to receive, for each outstanding share of First Savings common stock, a 0.85 share (the "Exchange Ratio") of the Corporation's common stock, in a tax-free exchange. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement. Fractional shares of the Corporation's common stock will not be issued in respect of fractional interests arising from the Exchange Ratio but will be paid in cash pursuant to the Merger Agreement.

Based on an assumption of 7,010,008 shares of First Savings common stock outstanding at the time of closing (which was the number of shares of First Savings common stock outstanding on October 15, 2025, plus 24,000 shares of restricted stock that First Savings intends to issue in November 2025), the Corporation expects to issue approximately 5.96 million shares of its common stock in exchange for all of the issued and outstanding shares of First Savings common stock. In addition, the Corporation will pay cash to settle outstanding First Savings stock options. Based on the closing price of the Corporation's common stock on October 15, 2025 of $37.00 per share, the implied value for a share of First Savings common stock is $31.45, and the aggregate value of the transaction is estimated at approximately $225.6 million.

The Boards of Directors of both the Corporation and First Savings have approved the Merger Agreement. The members of the Board of Directors of First Savings and certain executive officers of First Savings have entered into a Voting Agreement pursuant to which each of them has agreed to vote their shares of First Savings common stock in favor of the Merger. The Corporation has filed a Registration Statement on Form S-4 with the SEC in connection with the proposed Merger, including a preliminary Proxy Statement for First Savings and Prospectus for the Corporation which will be submitted to the First Savings common shareholders for their consideration at a meeting to be held December 19, 2025. Consummation of the Merger remains subject to certain other closing conditions set forth in the Merger Agreement. The parties expect the closing to occur in the first quarter of 2026, subject to satisfaction of those conditions.

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of September 30, 2025 and December 31, 2024.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2025
U.S. Government-sponsored agency securities	$90,304	$—	$12,407	$77,897
State and municipal	990,867	92	116,383	874,576
U.S. Government-sponsored mortgage-backed securities	491,164	1,320	69,146	423,338
Foreign investment	1,500	—	—	1,500
Corporate obligations	9,970	—	378	9,592
Total available for sale	$1,583,805	$1,412	$198,314	$1,386,903

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$95,462	$—	$16,081	$79,381
State and municipal	996,541	19	133,386	863,174
U.S. Government-sponsored mortgage-backed securities	519,943	403	88,724	431,622
Corporate obligations	12,960	—	662	12,298
Total available for sale	$1,624,906	$422	$238,853	$1,386,475

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of September 30, 2025 and December 31, 2024.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2025
U.S. Government-sponsored agency securities	$330,430	$—	$330,430	$—	$50,255	$280,175
State and municipal	1,072,380	245	1,072,135	684	163,944	909,120
U.S. Government-sponsored mortgage-backed securities	592,923	—	592,923	—	75,154	517,769
Total held to maturity	$1,995,733	$245	$1,995,488	$684	$289,353	$1,707,064

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$345,531	$—	$345,531	$—	$63,112	$282,419
State and municipal	1,085,921	245	1,085,676	299	185,784	900,436
U.S. Government-sponsored mortgage-backed securities	641,513	—	641,513	—	102,343	539,170
Foreign investment	1,500	—	1,500	—	5	1,495
Total held to maturity	$2,074,465	$245	$2,074,220	$299	$351,244	$1,723,520

Accrued interest on investment securities available for sale and held to maturity at September 30, 2025 and December 31, 2024 of $19.3 million and $22.5 million, respectively, is included in the Interest Receivable line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

With regard to U.S. Government-sponsored agency and U.S. Government-sponsored mortgage-backed securities, all of these securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities.

With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of September 30, 2025, there were no past due principal and interest payments associated with these securities.

The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of September 30, 2025 and December 31, 2024 based on applying the long-term historical credit rate, as published by Moody's, for similar rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following tables summarize the amortized cost of investment securities held to maturity at September 30, 2025 and December 31, 2024, aggregated by credit quality indicator.

	September 30, 2025
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Total
Credit Rating:
Aaa	$330,430	$75,667	$592,923	$999,020
Aa1	—	200,380	—	200,380
Aa2	—	177,970	—	177,970
Aa3	—	180,534	—	180,534
A1	—	59,635	—	59,635
A2	—	20,329	—	20,329
Non-rated	—	357,865	—	357,865
Total	$330,430	$1,072,380	$592,923	$1,995,733

	December 31, 2024
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Foreign investment	Total
Credit Rating:
Aaa	$345,531	$120,801	$641,513	$—	$1,107,845
Aa1	—	148,923	—	—	148,923
Aa2	—	184,341	—	—	184,341
Aa3	—	185,166	—	—	185,166
A1	—	65,665	—	—	65,665
A2	—	20,317	—	—	20,317
Non-rated	—	360,708	—	1,500	362,208
Total	$345,531	$1,085,921	$641,513	$1,500	$2,074,465

(1) U.S. Government-sponsored agency securities and U.S. Government-sponsored mortgage-backed securities are included within the Aaa credit rating category due to their explicit or implicit government guarantees, which provide a high level of assurance regarding the timely collection of principal and interest payments.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize, as of September 30, 2025 and December 31, 2024, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at September 30, 2025
U.S. Government-sponsored agency securities	$—	$—	$77,897	$12,407	$77,897	$12,407
State and municipal	8,549	118	854,844	116,265	863,393	116,383
U.S. Government-sponsored mortgage-backed securities	5,436	224	321,624	68,922	327,060	69,146
Corporate obligations	—	—	8,562	378	8,562	378
Total investment securities available for sale	$13,985	$342	$1,262,927	$197,972	$1,276,912	$198,314

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$—	$—	$79,381	$16,081	$79,381	$16,081
State and municipal	40,398	2,115	820,663	131,271	861,061	133,386
U.S. Government-sponsored mortgage-backed securities	82,724	1,660	318,310	87,064	401,034	88,724
Corporate obligations	—	—	12,268	662	12,268	662
Total investment securities available for sale	$123,122	$3,775	$1,230,622	$235,078	$1,353,744	$238,853

The following tables summarize investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at September 30, 2025
U.S. Government-sponsored agency securities	$12,407	12
State and municipal	116,383	602
U.S. Government-sponsored mortgage-backed securities	69,146	95
Corporate obligations	378	7
Total investment securities available for sale	$198,314	716

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$16,081	12
State and municipal	133,386	611
U.S. Government-sponsored mortgage-backed securities	88,724	127
Corporate obligations	662	10
Total investment securities available for sale	$238,853	760

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

	September 30, 2025	December 31, 2024
Investments available for sale reported at less than historical cost:
Historical cost	$1,475,226	$1,592,597
Fair value	1,276,912	1,353,744
Gross unrealized losses	$198,314	$238,853
Percentage of the Corporation's investment securities available for sale in an unrealized loss position	92.1%	97.6%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2025 and December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2025
Due in one year or less	$—	$—	$6,564	$6,581
Due after one through five years	15,819	15,559	120,072	116,636
Due after five through ten years	228,429	212,224	219,809	200,035
Due after ten years	848,393	735,782	1,056,365	866,043
	1,092,641	963,565	1,402,810	1,189,295
U.S. Government-sponsored mortgage-backed securities	491,164	423,338	592,923	517,769
Total investment securities	$1,583,805	$1,386,903	$1,995,733	$1,707,064

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2024
Due in one year or less	$1,800	$1,795	$5,268	$5,254
Due after one through five years	12,189	11,857	124,004	117,999
Due after five through ten years	168,338	151,467	174,533	154,533
Due after ten years	922,636	789,734	1,129,147	906,564
	1,104,963	954,853	1,432,952	1,184,350
U.S. Government-sponsored mortgage-backed securities	519,943	431,622	641,513	539,170
Total investment securities	$1,624,906	$1,386,475	$2,074,465	$1,723,520

Securities with a carrying value of approximately $3.3 billion were pledged at September 30, 2025 and December 31, 2024 to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $143.8 million at September 30, 2025 and $173.0 million at December 31, 2024.

Gross gains and losses on the sales of investment securities available for sale for the three and nine months ended September 30, 2025 and 2024 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and redemptions of investment securities available for sale:
Gross gains	$—	$7	$—	$7
Gross losses	—	(9,121)	(8)	(9,172)
Net losses on sales and redemptions of investment securities available for sale	$—	$(9,114)	$(8)	$(9,165)

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 4

LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at September 30, 2025 and December 31, 2024, were $23.2 million and $18.7 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated.

	September 30, 2025	December 31, 2024

Commercial and industrial loans	$4,604,895	$4,114,292
Agricultural land, production and other loans to farmers	275,817	256,312
Real estate loans:
Construction	789,021	792,144
Commercial real estate, non-owner occupied	2,304,889	2,274,016
Commercial real estate, owner occupied	1,232,117	1,157,944
Residential	2,412,783	2,374,729
Home equity	687,021	659,811
Individuals' loans for household and other personal expenditures	138,703	166,028
Public finance and other commercial loans	1,145,928	1,059,083
Loans	$13,591,174	$12,854,359

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

	September 30, 2025
	Term Loans (amortized cost basis by origination year)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$1,228,198	$869,398	$267,325	$145,103	$94,273	$77,656	$1,709,249	$—	$4,391,202
Special Mention	1,843	29,466	20,153	2,449	6,163	687	39,995	—	100,756
Substandard	271	4,335	3,306	2,828	16,868	19,370	62,651	—	109,629
Doubtful	401	582	—	—	500	141	1,684	—	3,308
Total Commercial and industrial loans	1,230,713	903,781	290,784	150,380	117,804	97,854	1,813,579	—	4,604,895
Current period gross charge-offs	3,047	938	2,223	130	3,685	1,469	—	—	11,492
Agricultural land, production and other loans to farmers
Pass	58,346	19,030	21,557	25,456	24,039	46,138	63,114	—	257,680
Special Mention	594	1,656	26	507	—	1,506	1,367	—	5,656
Substandard	4,937	2,185	240	683	—	3,126	1,310	—	12,481
Total Agricultural land, production and other loans to farmers	63,877	22,871	21,823	26,646	24,039	50,770	65,791	—	275,817
Real estate loans:
Construction
Pass	180,692	309,001	129,822	17,639	11,553	10,325	13,803	—	672,835
Special Mention	40,597	6,104	—	—	—	—	—	—	46,701
Substandard	2,637	23,045	—	43,769	—	34	—	—	69,485
Total Construction	223,926	338,150	129,822	61,408	11,553	10,359	13,803	—	789,021
Current period gross charge-offs	—	63	—	—	—	—	—	—	63
Commercial real estate, non-owner occupied
Pass	363,617	314,160	276,753	282,620	386,878	493,783	29,859	—	2,147,670
Special Mention	53,226	16,512	9,666	4,555	1,406	5,350	100	—	90,815
Substandard	57,552	416	—	5,348	1,806	1,199	83	—	66,404
Total Commercial real estate, non-owner occupied	474,395	331,088	286,419	292,523	390,090	500,332	30,042	—	2,304,889
Current period gross charge-offs	—	—	1	451	—	16	—	—	468
Commercial real estate, owner occupied
Pass	248,570	136,935	141,532	156,278	192,605	257,141	38,377	—	1,171,438
Special Mention	348	17,874	—	1,939	1,374	877	200	—	22,612
Substandard	—	12,012	7,801	5,777	8,011	3,258	198	—	37,057
Doubtful	—	1,010	—	—	—	—	—	—	1,010
Total Commercial real estate, owner occupied	248,918	167,831	149,333	163,994	201,990	261,276	38,775	—	1,232,117
Current period gross charge-offs	—	243	152	—	—	3	—	—	398
Residential
Pass	199,663	197,804	412,661	631,381	364,189	551,936	7,147	47	2,364,828
Special Mention	167	1,205	7,041	8,397	5,059	5,697	346	—	27,912
Substandard	334	1,125	4,342	6,302	4,586	3,173	181	—	20,043
Total Residential	200,164	200,134	424,044	646,080	373,834	560,806	7,674	47	2,412,783
Current period gross charge-offs	—	91	622	565	94	163	—	—	1,535
Home equity
Pass	7,892	8,399	3,493	22,387	44,813	11,788	568,235	9,522	676,529
Special Mention	—	705	—	—	728	332	5,480	65	7,310
Substandard	60	—	—	90	108	257	2,312	355	3,182
Total Home Equity	7,952	9,104	3,493	22,477	45,649	12,377	576,027	9,942	687,021
Current period gross charge-offs	—	92	8	653	565	63	—	—	1,381
Individuals' loans for household and other personal expenditures
Pass	30,452	18,917	13,964	21,794	6,121	4,386	41,385	374	137,393
Special Mention	129	246	260	133	118	8	197	218	1,309
Substandard	—	—	—	1	—	—	—	—	1
Total Individuals' loans for household and other personal expenditures	30,581	19,163	14,224	21,928	6,239	4,394	41,582	592	138,703
Current period gross charge-offs	158	427	463	326	142	79	—	—	1,595
Public finance and other commercial loans
Pass	89,786	146,232	52,786	200,013	188,117	426,442	42,552	—	1,145,928
Total Public finance and other commercial loans	89,786	146,232	52,786	200,013	188,117	426,442	42,552	—	1,145,928
Loans	$2,570,312	$2,138,354	$1,372,728	$1,585,449	$1,359,315	$1,924,610	$2,629,825	$10,581	$13,591,174
Total current period gross charge-offs	$3,205	$1,854	$3,469	$2,125	$4,486	$1,793	$—	$—	$16,932

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

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $156.4 million as of September 30, 2025 representing a $40.2 million increase from $116.2 million at December 31, 2024. At September 30, 2025, 30-59 days past due increased $47.7 million from December 31, 2024 as construction and commercial real estate, owner occupied loan classes increased $43.0 million and $5.3 million, respectively. At September 30, 2025, 60-89 days past due decreased $8.1 million from December 31, 2024 as the construction loan class decreased $22.0 million. The decrease was partially offset by increases in the commercial and industrial, residential, and commercial real estate, non-owner occupied loan classes of $5.0 million, $4.7 million, and $3.2 million, respectively. At September 30, 2025, 90 days or more past due increased $0.6 million from December 31, 2024 as construction and commercial real estate, owner occupied loan classes increased $8.9 million and $5.4 million, respectively. The increase was partially offset by decreases in the commercial real estate, non-owner occupied and commercial and industrial loan classes of $8.4 million and $3.9 million, respectively. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated.

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,591,709	$1,848	$5,488	$5,850	$4,604,895	$154
Agricultural land, production and other loans to farmers	275,364	—	217	236	275,817	—
Real estate loans:
Construction	728,758	47,341	—	12,922	789,021	—
Commercial real estate, non-owner occupied	2,292,354	5,727	4,907	1,901	2,304,889	1,329
Commercial real estate, owner occupied	1,216,776	9,037	564	5,740	1,232,117	—
Residential	2,368,841	13,926	11,279	18,737	2,412,783	423
Home equity	677,667	4,662	1,631	3,061	687,021	19
Individuals' loans for household and other personal expenditures	137,393	927	382	1	138,703	—
Public finance and other commercial loans	1,145,928	—	—	—	1,145,928	—
Loans	$13,434,790	$83,468	$24,468	$48,448	$13,591,174	$1,925

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,096,605	$7,428	$473	$9,786	$4,114,292	$2,010
Agricultural land, production and other loans to farmers	256,148	164	—	—	256,312	—
Real estate loans:
Construction	761,819	4,332	22,005	3,988	792,144	3,683
Commercial real estate, non-owner occupied	2,259,549	2,407	1,718	10,342	2,274,016	—
Commercial real estate, owner occupied	1,153,861	3,783	—	300	1,157,944	—
Residential	2,337,002	12,302	6,606	18,819	2,374,729	208
Home equity	649,238	4,431	1,569	4,573	659,811	—
Individuals' loans for household and other personal expenditures	164,891	926	210	1	166,028	1
Public finance and other commercial loans	1,059,083	—	—	—	1,059,083	—
Loans	$12,738,196	$35,773	$32,581	$47,809	$12,854,359	$5,902

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

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated.

	September 30, 2025		December 31, 2024
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$9,399	$2,713	$8,090	$4,937
Agricultural land, production and other loans to farmers	254	—	75	—
Real estate loans:
Construction	12,922	12,889	24,629	22,650
Commercial real estate, non-owner occupied	6,693	5,823	12,118	10,153
Commercial real estate, owner occupied	6,622	4,973	2,440	1,904
Residential	25,487	—	21,491	—
Home equity	4,346	—	4,924	—
Individuals' loans for household and other personal expenditures	17	—	6	—
Loans	$65,740	$26,398	$73,773	$39,644

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2025 or 2024.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance decreased $3.4 million for the nine months ended September 30, 2025, primarily related to decreases of $9.8 million and $6.2 million in the construction and commercial real estate, non-owner occupied loan classes, respectively. The decrease was partially offset by an increase of $13.6 million in the commercial and industrial loan class. The total related allowance balance increased $2.7 million for the nine months ended September 30, 2025, primarily related to an increase of $2.8 million in the commercial and industrial loan class.

	September 30, 2025
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$37,092	$37,092	$10,594
Real estate loans:
Construction	—	12,889	—	12,889	—
Commercial real estate, non-owner occupied	21,369	—	—	21,369	4,180
Commercial real estate, owner occupied	8,792	—	—	8,792	69
Residential	—	1,044	—	1,044	170
Home equity	—	184	—	184	22
Loans	$30,161	$14,117	$37,092	$81,370	$15,035

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$23,455	$23,455	$7,803
Real estate loans:
Construction	—	22,652	—	22,652	—
Commercial real estate, non-owner occupied	27,583	—	—	27,583	4,295
Commercial real estate, owner occupied	9,748	—	—	9,748	—
Residential	—	1,174	—	1,174	189
Home equity	—	201	—	201	25
Loans	$37,331	$24,027	$23,455	$84,813	$12,312

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and by type of modification. For the three and nine months ended September 30, 2025, the table below excludes loan modifications considered insignificant. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$6,154	$—	0.13%
Real estate loans:
Commercial real estate, non-owner occupied	—	1,570	6,426	0.35%
Residential	261	—	—	0.01%
Total	$261	$7,724	$6,426

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$9,600	$10,333	$—	$31	$—	0.49%
Real estate loans:
Construction	—	915	22,000	—	—	2.81%
Commercial real estate, non-owner occupied	—	10,254	—	10,828	—	0.94%
Commercial real estate, owner occupied	—	5,841	—	—	—	0.51%
Residential	493	56	—	—	304	0.04%
Home equity	—	62	—	—	—	0.01%
Total	$10,093	$27,461	$22,000	$10,859	$304

	Nine Months Ended September 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$11,201	$—	$—	$—	0.24%
Real estate loans:
Commercial real estate, non-owner occupied	—	15,515	37,954	12,248	—	2.85%
Residential	977	—	—	—	1,285	0.09%
Total	$977	$26,716	$37,954	$12,248	$1,285

	Nine Months Ended September 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$11,080	$12,880	$247	$17	$31	$—	0.60%
Real estate loans:
Construction	—	915	—	22,000	—	—	2.81%
Commercial real estate, non-owner occupied	—	18,933	—	—	10,828	—	1.32%
Commercial real estate, owner occupied	—	6,208	—	—	—	—	0.54%
Residential	1,931	341	—	283	—	529	0.13%
Home equity	—	62	—	162	—	—	0.03%
Total	$13,011	$39,339	$247	$22,462	$10,859	$529

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension
Commercial and industrial loans		Extended loans by a weighted average of 4 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 12 months.	Reduced the weighted average contractual interest rate from 12.44% to 7.42% and extended loans by a weighted average of 5 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $28.

Three Months Ended September 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $200.	Extended loans by a weighted average of 6 months.		Reduced the weighted average contractual interest rate from 9.50% to 8.05% and extended loans by a weighted average of 48 months.
Real estate loans:
Construction		Extended loans by a weighted average of 6 months.	Provided payment deferrals with weighted average delayed amounts of $475 and extended loans by a weighted average of 4 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 8 months.		Reduced the weighted average contractual interest rate from 12.38% to 7.88% and extended loans by a weighted average of 8 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 8 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $8.	Extended loans by a weighted average of 92 months.
Provided payment deferrals with weighted average delayed amounts of $14, extended loans by a weighted average of 149 months, and reduced the weighted average contractual interest rate from 5.73% to 3.31%.

Home equity		Extended loans by a weighted average of 6 months.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 4 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 7 months.	Reduced the weighted average contractual interest rate from 7.58% to 6.93%.	Reduced the weighted average contractual interest rate from 13.18% to 7.22% and extended loans by a weighted average of 10 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $26.
Reduced the weighted average contractual interest rate from 4.50% to 2.50%, extended loans by a weighted average of 68 months, and provided payment deferrals with weighted average delayed amounts of $8.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $180.	Extended loans by a weighted average of 9 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.	Provided payment deferrals with weighted average delayed amounts of $5 and extended loans by a weighted average of 3 months.	Reduced the weighted average contractual interest rate from 9.50% to 8.05%. Extended loans by a weighted average of 48 months.
Real estate loans:
Construction		Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $475 and extended loans by a weighted average of 4 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 13 months.			Reduced the weighted average contractual interest rate from 12.38% to 7.88%. Extended loans by a weighted average of 8 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 13 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $26.	Extended loans by a weighted average of 20 months.		Provided payment deferrals with weighted average delayed amounts of $8 and extended loans by a weighted average of 153 months.
Provided payment deferrals with weighted average delayed amounts of $14, extended loans by a weighted average of 91 months, and reduced the weighted average contractual interest rate from 5.74% to 4.03%.

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

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$9,561	$—	$—	$3,278	$12,839
Agricultural land, production and other loans to farmers	2,177	—	—	—	2,177
Real estate loans:
Commercial real estate, non-owner occupied	65,717	—	—	—	65,717
Residential	4,275	351	647	1,764	7,037
Home equity	155	—	—	—	155
Total	$81,885	$351	$647	$5,042	$87,925

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

During the nine months ended September 30, 2025 and 2024, there were payment defaults of $5.0 million and $2.9 million, respectively, on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.

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

The allowance represents the Corporation’s best estimate of current expected credit losses on loans using relevant available information from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The Current Expected Credit Losses ("CECL") calculation is performed and evaluated quarterly and losses are estimated over the expected life of the loan. The level of the allowance for credit losses is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the measurement date.

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

The Corporation sub-segmented certain commercial portfolios by risk level and certain consumer portfolios by delinquency status where appropriate. The Corporation utilized a four-quarter reasonable and supportable economic forecast period followed by a six-quarter, straight-line reversion period to the historical macroeconomic mean for the remaining life of the loans. Econometric modeling was performed using historical default rates and a selection of economic forecast scenarios published by Moody’s to develop a range of estimated credit losses for which to determine the best credit loss estimate within. Macroeconomic factors utilized in the modeling process include the national unemployment rate, BBB US corporate index, commercial real estate price index and the home price index.

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

The ACL - Loans decreased $0.8 million and increased $1.7 million during the three and nine months ended September 30, 2025, respectively. Net charge-offs totaled $5.1 million and $12.4 million during the three and nine months ended September 30, 2025, respectively. Provision expense of $4.3 million and $14.1 million was recorded during the three and nine months ended September 30, 2025, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, June 30, 2025	$98,984	$46,277	$8,743	$41,312	$195,316
Provision for credit losses - loans	3,632	1,252	(2,257)	1,673	4,300
Recoveries on loans	914	4	—	433	1,351
Loans charged off	(4,519)	(391)	—	(1,589)	(6,499)
Balances, September 30, 2025	$99,011	$47,142	$6,486	$41,829	$194,468

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, June 30, 2024	$91,217	$45,514	$14,360	$38,446	$189,537
Provision for credit losses - loans	8,456	1,873	(2,609)	(2,720)	5,000
Recoveries on loans	505	18	—	371	894
Loans charged off	(6,375)	—	—	(1,228)	(7,603)
Balances, September 30, 2024	$93,803	$47,405	$11,751	$34,869	$187,828

	Nine Months Ended September 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757
Provision for credit losses - loans	12,380	(3,198)	(3,235)	8,153	14,100
Recoveries on loans	3,366	107	—	1,070	4,543
Loans charged off	(11,492)	(866)	(63)	(4,511)	(16,932)
Balances, September 30, 2025	$99,011	$47,142	$6,486	$41,829	$194,468

	Nine Months Ended September 30, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses - loans	43,249	3,476	(13,072)	(2,153)	31,500
Recoveries on loans	1,592	232	—	1,227	3,051
Loans charged off	(48,386)	(351)	—	(2,920)	(51,657)
Balances, September 30, 2024	$93,803	$47,405	$11,751	$34,869	$187,828

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

Financial instruments with off-balance sheet risk were as follows:

	September 30, 2025	December 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$5,552,327	$5,006,085
Standby letters of credit	$72,972	$71,271

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments were $18.0 million at September 30, 2025 and December 31, 2024. There was no provision for credit losses on unfunded commitments during the three and nine months ended September 30, 2025 and 2024. This reserve level remains appropriate and is reported in Other Liabilities as of September 30, 2025 and December 31, 2024 in the Consolidated Condensed Balance Sheets.

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

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheets, as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,456,442	$49,673	$1,386,757	$76,528
Forward contracts related to mortgage loans to be delivered for sale	50,872	800	39,142	465
Interest rate lock commitments	36,909	249	15,000	140
Included in other assets	$1,544,223	$50,722	$1,440,899	$77,133
Included in other liabilities:
Interest rate swaps	$1,583,830	$49,719	$1,486,764	$76,450
Forward contracts related to mortgage loans to be delivered for sale	28,559	87	13,020	18
Interest rate lock commitments	7,220	57	14,457	100
Included in other liabilities	$1,619,609	$49,863	$1,514,241	$76,568

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(616)	$(966)
Interest rate lock commitments	Net gains and fees on sales of loans	(68)	30
Total net gain (loss) recognized in income		$(684)	$(936)

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(542)	$(573)
Interest rate lock commitments	Net gains and fees on sales of loans	151	(15)
Total net gain (loss) recognized in income		$(391)	$(588)

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2025, the termination value of derivatives in a net liability position related to these agreements was $10.1 million, which resulted in $1.1 million of collateral pledged to counterparties as of September 30, 2025. While the Corporation did not breach any of these provisions as of September 30, 2025, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

NOTE 6

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation uses fair value measurements to adjust certain assets and liabilities and to provide fair value disclosures. Accounting Standards Codification ("ASC") 820 defines fair value, establishes a framework for measuring it and expands related disclosure requirements.  It applies only when other accounting guidance requires or permits fair value measurement and does not expand its use to new circumstances.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. As of September 30, 2025, and December 31, 2024 the Corporation did not hold any Level 1 securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities, foreign investment and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities and corporate obligations. Fair values for Level 3 securities were determined using discounted cash flow models that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets on a recurring basis, along with their classification within the fair value hierarchy as of September 30, 2025, and December 31, 2024.

		Fair Value Measurements Using:
September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$77,897	$—	$77,897	$—
State and municipal	874,576	—	872,613	1,963
U.S. Government-sponsored mortgage-backed securities	423,338	—	423,338	—
Foreign investment	1,500	—	1,500	—
Corporate obligations	9,592	—	9,561	31
Derivative assets	50,722	—	50,722	—
Derivative liabilities	49,863	—	49,863	—

		Fair Value Measurements Using:
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$79,381	$—	$79,381	$—
State and municipal	863,174	—	860,793	2,381
U.S. Government-sponsored mortgage-backed securities	431,622	—	431,618	4
Corporate obligations	12,298	—	12,267	31
Derivative assets	77,133	—	77,133	—
Derivative liabilities	76,568	—	76,568	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2025 and 2024.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of the period	$2,196	$3,224	$2,416	$3,310
Included in other comprehensive income	29	65	38	76
Principal payments	(231)	(808)	(460)	(905)
Ending balance	$1,994	$2,481	$1,994	$2,481

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2025 or December 31, 2024.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2025 and 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at September 30, 2025, and December 31, 2024.

		Fair Value Measurements Using
September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$66,708	$—	$—	$66,708

		Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$46,810	$—	$—	$46,810

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2025 and December 31, 2024.

September 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$1,963	Discounted cash flow	Maturity/Call date	1 month to 5 years
			US Muni BQ curve	BBB
			Discount rate	3.4% - 5.7%
			Weighted-average coupon	3.6%

Corporate obligations	$31	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$66,708	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	1% - 16%
			Weighted-average discount by loan balance	1.5%

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

		September 30, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$88,079	$88,079	$—	$—	$88,079
Interest-bearing deposits	168,706	168,706	—	—	168,706
Investment securities held to maturity, net of allowance for credit losses	1,995,488	—	1,702,443	4,621	1,707,064
Loans held for sale	23,190	—	23,190	—	23,190
Net loans	13,396,706	—	—	13,306,141	13,306,141
Federal Home Loan Bank stock	47,264	—	47,264	—	47,264
Interest receivable	89,102	—	89,102	—	89,102
Liabilities:
Deposits	$14,869,979	$12,810,405	$2,058,720	$—	14,869,125
Borrowings:
Federal funds purchased	199,370	—	199,370	—	199,370
Securities sold under repurchase agreements	122,226	—	122,218	—	122,218
Federal Home Loan Bank advances	798,626	—	803,788	—	803,788
Subordinated debentures and other borrowings	57,632	—	53,537	—	53,537
Interest payable	18,240	—	18,240	—	18,240

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

The following table summarizes the Corporation’s affordable housing investments as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$175,306	$117,257	$167,685	$132,226

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$4,258	$1,695	$12,379	$5,018
Tax credits recognized	5,208	1,644	15,147	4,933

NOTE 8

BORROWINGS

The following table summarizes the Corporation’s borrowings as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Federal funds purchased	$199,370	$99,226
Securities sold under repurchase agreements	122,226	142,876
Federal Home Loan Bank advances	798,626	822,554
Subordinated debentures and other borrowings	57,632	93,529
Total Borrowings	$1,177,854	$1,158,185

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the nine months ended September 30, 2025 and 2024 totaled $169.1 million and $194.2 million, respectively, and the average balance of such agreements totaled $137.8 million and $138.1 million during the same period of 2025 and 2024, respectively.

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of September 30, 2025 and December 31, 2024 were:

	September 30, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$122,226	$—	$—	$—	$122,226

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$142,876	$—	$—	$—	$142,876

Contractual maturities of borrowings as of September 30, 2025, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2025	$199,370	$122,226	$—	$1,111
2026	—	—	75,000	—
2027	—	—	320,000	—
2028	—	—	290,000	—
2029	—	—	50,000	—
2030 and after	—	—	63,626	60,471
ASC 805 fair value adjustments at acquisition	—	—	—	(3,950)
	$199,370	$122,226	$798,626	$57,632

At September 30, 2025, the outstanding Federal Home Loan Bank ("FHLB") advances had interest rates from 0 percent to 4.56 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at September 30, 2025, was $781.2 million. As of September 30, 2025, the Corporation had $280.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of September 30, 2025 and December 31, 2024, subordinated debentures and term loans totaled $57.6 million and $93.5 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At September 30, 2025 and December 31, 2024, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of September 30, 2025 and December 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate ("SOFR"), plus the 0.26161 percent spread adjustment. The interest rate at September 30, 2025 and December 31, 2024 was 5.86 percent and 6.18 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At September 30, 2025 and December 31, 2024, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of September 30, 2025 and December 31, 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at September 30, 2025 and December 31, 2024 was 5.80 percent and 6.12 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and converted to floating on October 30, 2023 at which time the optional redemption provisions of both instruments became effective. During the nine months ended September 30, 2024, the Corporation exercised its option to redeem $65.0 million in principal, fully repaying the Subordinated Debt on the scheduled interest payment dates.

As of December 31, 2024, the Senior Debt had an annual floating rate equal to three-month CME Term SOFR, plus the 0.26161 percent spread adjustment plus 2.345 percent, resulting in an interest rate of 7.18 percent. The Senior Debt agreement contained certain customary representations and warranties and financial and negative covenants. As of December 31, 2024 the Corporation was in compliance with these covenants. During the third quarter of 2025, the Corporation exercised its rights to redeem the $5.0 million in principal and paid the Senior Debt on the scheduled interest payment date. No principal amount remains outstanding related to the Senior Debt as of September 30, 2025.

•Level One Bancorp, Inc. ("Level One") Subordinated Notes. On April 1, 2022, the Corporation assumed certain subordinated notes in conjunction with its acquisition of Level One. The $30.0 million of subordinated notes issued on December 18, 2019 had a fixed interest rate of 4.75 percent per annum, payable semiannually through December 18, 2024. The notes had a floating interest rate equal to the of three-month CME Term SOFR plus 3.11 percent, payable quarterly, after December 18, 2024 through maturity. The Corporation had the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. During the first quarter of 2025, the Corporation exercised its rights to redeem $30.0 million in principal and paid the debt in full on the scheduled interest payment date. The redemption was permitted under the optional redemption provisions of the subordinated notes. No principal amount remains outstanding related to the subordinated notes as of September 30, 2025.

•Other Borrowings. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million as of September 30, 2025 and December 31, 2024. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.0 million and $7.1 million as of September 30, 2025 and December 31, 2024, respectively.

Line of Credit. As of September 30, 2025 and December 31, 2024, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, U.S. Bank, N.A. has provided the Corporation with a revolving line of credit ("Credit Facility") of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. During the third quarter of 2025, the Corporation amended the Credit Facility to extend the termination date from September 30, 2025 to September 29, 2026. As of September 30, 2025 and December 31, 2024, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of September 30, 2025 and 2024.

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)
Other comprehensive income before reclassifications	32,815	—	32,815
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Period change	32,821	—	32,821
Balance at September 30, 2025	$(155,591)	$(273)	$(155,864)

Balance at December 31, 2023	$(173,654)	$(2,316)	$(175,970)
Other comprehensive income before reclassifications	16,905	—	16,905
Amounts reclassified from accumulated other comprehensive loss	7,240	—	7,240
Period change	24,145	—	24,145
Balance at September 30, 2024	$(149,509)	$(2,316)	$(151,825)

The following tables present the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2025 and 2024.

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$—	$(9,114)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit	—	1,914	Income tax expense
Total reclassifications for the period, net of tax	$—	$(7,200)

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$(8)	$(9,165)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit	2	1,925	Income tax expense
Total reclassifications for the period, net of tax	$(6)	$(7,240)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock and ESPP Options
Pre-tax compensation expense	$28	$28	$82	$130
Income tax expense (benefit)	(15)	—	(15)	(40)
Stock and ESPP option expense, net of income taxes	$13	$28	$67	$90
Restricted Stock Awards
Pre-tax compensation expense	$1,726	$1,409	$4,834	$4,061
Income tax expense (benefit)	(292)	(204)	(927)	(727)
Restricted stock awards expense, net of income taxes	$1,434	$1,205	$3,907	$3,334
Total Share-Based Compensation
Pre-tax compensation expense	$1,754	$1,437	$4,916	$4,191
Income tax expense (benefit)	(307)	(204)	(942)	(767)
Total share-based compensation expense, net of income taxes	$1,447	$1,233	$3,974	$3,424

The grant date fair value of ESPP options was estimated to be approximately $28,000 at the beginning of the July 1, 2025 quarterly offering period. The ESPP shares were purchased and issued during the three months ended September 30, 2025, resulting in no unrecognized compensation expense related to ESPP options at September 30, 2025.

Stock option activity under the Corporation's stock option plans as of September 30, 2025 and changes during the nine months ended September 30, 2025, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	40,991	$22.44
Exercised	(16,705)	$19.76
Outstanding at September 30, 2025	24,286	$24.29	1.56	$326
Vested and Expected to Vest at September 30, 2025	24,286	$24.29	1.56	$326
Exercisable at September 30, 2025	24,286	$24.29	1.56	$326

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first nine months of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on September 30, 2025.  The amount of aggregate intrinsic value will change based on the fair value of the Corporation's common stock.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $322,000 and $707,000, respectively. Cash receipts of stock options exercised during the same periods were $330,000 and $900,000, respectively.

The following table summarizes changes in unvested RSAs for the nine months ended September 30, 2025.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2025	554,436	$36.47
Granted	205,058	$37.66
Vested	(122,365)	$40.58
Forfeited	(1,325)	$38.34
Unvested RSAs at September 30, 2025	635,804	$36.06

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

As of September 30, 2025, unrecognized compensation expense related to RSAs was $13.4 million and is expected to be recognized over a weighted-average period of 1.7 years. The Corporation did not have any unrecognized compensation expense related to stock options as of September 30, 2025.

NOTE 11

INCOME TAX

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Federal Statutory to Actual Tax Expense:
Federal statutory income tax at 21%	$13,709	$11,833	$40,659	$32,572
Tax-exempt interest income	(4,640)	(4,409)	(13,881)	(13,157)
Non-deductible FDIC premiums	171	180	462	462
Tax-exempt earnings and gains on life insurance	(350)	(579)	(1,209)	(1,318)
Tax credits	(952)	(305)	(2,770)	(969)
State Income Tax	314	333	918	142
Other	264	107	501	320
Actual Tax Expense	$8,516	$7,160	$24,680	$18,052

Effective Tax Rate	13.0%	12.7%	12.7%	11.6%

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

The following tables reconcile basic and diluted net income per common share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025			2024
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$56,297	57,186,148	$0.98	$48,719	58,074,361	$0.84
Effect of potentially dilutive stock options and restricted stock awards		261,653			215,128
Diluted net income per common share	$56,297	57,447,801	$0.98	$48,719	58,289,489	$0.84
RSAs excluded from the diluted average common share calculation		61,861			94,650

PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30,
	2025			2024
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$167,530	57,549,397	$2.91	$135,647	58,413,814	$2.32
Effect of potentially dilutive stock options and restricted stock awards		267,994			215,185
Diluted net income per common share	$167,530	57,817,391	$2.90	$135,647	58,628,999	$2.31
RSAs excluded from the diluted average common share calculation		56,523			122,134

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The U.S. Generally Accepted Accounting Principles ("GAAP") are complex and require us to apply significant judgments to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. There have been no significant changes during the nine months ended September 30, 2025 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL HIGHLIGHTS

The table below includes certain financial data of the Corporation for the previous five quarters:

	Three Months Ended
(Dollars in Thousands, Except Per Share Amounts)	September 30,	June 30,	March 31,	December 31,	September 30,
	2025	2025	2025	2024	2024
Income Statement:
Net interest income	$133,665	$133,014	$130,270	$134,370	$131,110
Provision for credit losses	4,300	5,600	4,200	4,200	5,000
Noninterest income	32,477	31,303	30,048	42,742	24,866
Noninterest expense	96,561	93,598	92,902	96,289	94,629
Net income available to common stockholders	56,297	56,363	54,870	63,880	48,719
Per Share Data:
Average diluted common shares outstanding (in thousands)	57,448	57,773	58,242	58,247	58,289
Diluted net income available to common stockholders	$0.98	$0.98	$0.94	$1.10	$0.84
Cash dividends paid to common stockholders	0.36	0.36	0.35	0.35	0.35
Common dividend payout ratio (1)	36.90%	36.73%	37.23%	32.11%	41.67%
Book value per share	$41.74	$40.56	$39.91	$39.33	$39.18
Tangible common book value per share (2)	29.08	27.90	27.34	26.78	26.64
Performance Ratios:
Return on average assets	1.22%	1.23%	1.21%	1.39%	1.07%
Return on average stockholders' equity	9.51	9.63	9.38	11.05	8.66
Return on tangible common stockholders' equity(2)	14.21	14.49	14.12	16.75	13.39
Net interest margin (FTE)(3)	3.24	3.25	3.22	3.28	3.23
Efficiency ratio(2)	55.09	53.99	54.54	48.48	53.76
Net charge-offs as % of average loans (annualized)	0.15	0.07	0.15	0.02	0.21
Allowance for credit losses - loans as % of total loans	1.43	1.47	1.47	1.50	1.48
Nonperforming assets / total assets %	0.36	0.36	0.47	0.43	0.35
Balance Sheet:
Total securities	$3,382,391	$3,380,956	$3,427,121	$3,460,695	$3,662,145
Total loans	13,614,364	13,325,542	13,027,909	12,873,022	12,687,460
Total assets	18,811,629	18,592,777	18,439,787	18,311,969	18,347,552
Total deposits	14,869,979	14,797,578	14,461,978	14,521,626	14,365,100
Total borrowings	1,177,854	1,161,077	1,343,044	1,158,185	1,081,085
Total stockholders' equity	2,412,402	2,347,952	2,332,214	2,304,983	2,302,373
Capital Ratios:
Total stockholders' equity to assets	12.82%	12.63%	12.65%	12.59%	12.55%
Tangible common equity to tangible assets(2)	9.18	8.92	8.90	8.81	8.76
Total risk-based capital to risk-weighted assets	13.04	13.06	13.22	13.31	13.18
Tier 1 capital to risk-weighted assets	11.49	11.50	11.67	11.59	11.41
Common equity tier 1 capital to risk-weighted assets	11.34	11.35	11.50	11.43	11.25
Tier 1 capital to average assets	10.30	10.20	10.20	9.96	9.79
(1) Cash dividends paid per common share divided by diluted net income per common share.
(2) Non-GAAP financial measures. Refer to the "Non-GAAP Financial Measures" section for reconciliations to GAAP financial measures.
(3) Calculated using a marginal tax rate of 21 percent for all periods.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Corporation reported third quarter 2025 net income available to common stockholders and diluted earnings per common share of $56.3 million and $0.98 per diluted share, respectively, compared to $48.7 million and $0.84 per diluted share, respectively, during the third quarter of 2024. The Corporation reported net income available to common stockholders and diluted earnings per common share of $167.5 million and $2.90 per diluted share, respectively, for the nine months ended September 30, 2025 compared to $135.6 million and $2.31 per diluted share, respectively, for the nine months ended September 30, 2024.

When adjusting for certain non-recurring items, adjusted net income available to common stockholders was $57.0 million and adjusted diluted earnings per common share totaled $0.99 for the third quarter of 2025, compared to $55.6 million and $0.95, respectively, in the third quarter of 2024. Adjusted net income available to common stockholders and adjusted diluted earnings per common share for the nine months ended September 30, 2025, totaled $168.2 million and $2.91, respectively, compared to $145.2 million and $2.48, respectively, for the same period in 2024. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2025, total assets equaled $18.8 billion, an increase of $499.7 million or 2.7 percent from December 31, 2024.

Cash and due from banks and interest-bearing deposits decreased $129.7 million from December 31, 2024. Total investment securities decreased $78.3 million from December 31, 2024, primarily due to $124.2 million in maturities and redemptions of available for sale securities and held to maturity securities. The investment portfolio as a percentage of total assets was 18.0 percent at September 30, 2025 and 18.9 percent at December 31, 2024. Additional details of the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's total loan portfolio increased $741.3 million, or 7.7 percent on an annualized basis, since December 31, 2024. The composition of the loan portfolio is 76.0 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 33.8 percent and 16.9 percent of the total loan portfolio, respectively. The increase was primarily driven by increases in commercial and industrial, commercial real estate, owner occupied, commercial real estate, non-owner occupied, public finance, and residential loans. Offsetting those increases were decreases in individuals' loans for household and other personal expenditures and construction loans. Additional details of the changes in the Corporation's loans are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s ACL - Loans totaled $194.5 million as of September 30, 2025 and equaled 1.43 percent of total loans, compared to $192.8 million and 1.50 percent of total loans at December 31, 2024.  The ACL - Loans increased $1.7 million from December 31, 2024. During the three and nine months ended September 30, 2025, the Corporation recorded net charge-offs of $5.1 million and $12.4 million, respectively, and $4.3 million and $14.1 million of provision for credit losses - loans, for the same periods respectively. During the three and nine months ended September 30, 2024, the Corporation recorded net charge-offs of $6.7 million and $48.6 million, respectively, and $5.0 million and $31.5 million of provision for credit losses - loans, for the same periods respectively. Nonaccrual loans at September 30, 2025 were $65.7 million and decreased $8.0 million from December 31, 2024 primarily due to declines in nonaccrual balances of $11.7 million in construction and $5.4 million in commercial real estate, non-owner occupied. The decreases were partially offset by increases in nonaccrual balances within the commercial real estate, owner occupied portfolio of $4.2 million and residential of $4.0 million. The Corporation's reserve for unfunded commitments was $18.0 million at September 30, 2025 and December 31, 2024, and is recorded in Other Liabilities. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's other assets decreased $17.7 million from December 31, 2024 and was driven by a $26.4 million decline in the fair value of derivatives included in other assets from $77.1 million at December 31, 2024 to $50.7 million at September 30, 2025. The decrease in derivatives is due primarily to a decline in market interest rates. This decrease was partially offset by an increase of $7.6 million related to the Corporation's continual investment in community redevelopment funds. Additional details of the Corporation's investments in community redevelopment funds are discussed in NOTE 7. QUALIFIED AFFORDABLE HOUSING INVESTMENTS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

As of September 30, 2025, total deposits equaled $14.9 billion, an increase of $348.4 million from December 31, 2024, or 3.2 percent on an annualized basis. The Corporation experienced increases from December 31, 2024 in money market and savings deposits of $641.9 million and brokered certificates of deposits of $237.7 million. Partially offsetting these increases was a decrease in time deposits of $197.0 million and demand deposits of $334.4 million from December 31, 2024. The overall deposit increase was driven primarily by an increase in wholesale deposits used to fund loan growth and a shift in the deposit mix from time deposits to money market as a result of product repricing. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.7 percent of the deposit portfolio at September 30, 2025. Noninterest bearing deposits represented 14.1 percent of the deposit portfolio at September 30, 2025, compared to 16.0 percent at December 31, 2024. The loan to deposit ratio increased to 91.6 percent at period end from 88.6 percent as of December 31, 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The average account balance within the deposit portfolio was $37,000 at September 30, 2025. Insured deposits totaled 70.0 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 14.2 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance to the remaining 55.8 percent. Only 30.0 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings increased $19.7 million as of September 30, 2025, compared to December 31, 2024. This increase was primarily driven by an increase of $100.1 million in federal funds purchased and partially offset by a decrease of $23.9 million in FHLB advances from December 31, 2024. Subordinated debentures and other borrowings decreased $35.9 million compared to December 31, 2024 as the Corporation utilized excess liquidity to pay down $30.0 million of Level One subordinated notes and $5.0 million of Senior Debt during the first and third quarter of 2025, respectively. Securities sold under repurchase agreements decreased $20.7 million from December 31, 2024 as clients moved into other deposit products. Additional details of the Corporation's subordinated debentures and term loans are discussed in NOTE 8. BORROWINGS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's other liabilities as of September 30, 2025 increased $22.1 million compared to December 31, 2024. This increase was primarily driven by an increase in accrued other expenses of $70.6 million related to the purchase of syndicated loans not yet settled at period end. Partially offsetting this increase was a decrease in the derivative liabilities of $26.7 million, as a result of a decline in market interest rates and a $15.0 million decrease in unfunded commitments related to the Corporation's affordable housing investments.

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

Net interest income and net interest margin presented on a fully taxable equivalent ("FTE") basis, reflecting the income tax savings when comparing tax-exempt and taxable assets using the federal statutory rate of 21 percent, are non-GAAP financial measures used by management to assess what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on an FTE basis and that it provides useful information for management and investors for peer comparison purposes. Non-GAAP financial measures such as tangible common stockholders' equity, tangible assets, tangible common stockholders' equity to tangible assets, tangible book value per common share, tangible net income available to common stockholders, diluted tangible net income per common share, return on average tangible common stockholders' equity and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive losses in stockholders' equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
Net income available to common stockholders (GAAP)	$56,297	$56,363	$48,719	$167,530	$135,647
Adjustments:
Net realized losses on sales of available for sale securities	—	1	9,114	8	9,165
Acquisition-related expenses	276	—	—	276	—
Non-core expenses (1),(2)	633	—	—	633	3,481
Tax on adjustments	(220)	—	(2,220)	(222)	(3,081)
Adjusted net income available to common stockholders (non-GAAP)	$56,986	$56,364	$55,613	$168,225	$145,212

Average diluted common shares outstanding (in thousands)	57,448	57,773	58,289	57,817	58,629

Diluted earnings per common share (GAAP)	$0.98	$0.98	$0.84	$2.90	$2.31
Adjustments:
Net realized losses on sales of available for sale securities	—	—	0.15	—	0.16
Non-core expenses (1),(2)	0.01	—	—	0.01	0.06
Tax on adjustments	—	—	(0.04)	—	(0.05)
Adjusted diluted earnings per common share (non-GAAP)	$0.99	$0.98	$0.95	$2.91	$2.48

(1) Non-core expenses in the three and nine months ended September 30, 2025 included $0.6 million of severance costs.
(2) Non-core expenses in the nine months ended September 30, 2024 included $2.4 million from duplicative online banking conversion costs and $1.1 million from the FDIC special assessment.

NET INTEREST INCOME (FTE) AND NET INTEREST MARGIN (FTE) (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net interest income (GAAP)	$133,665	$131,110	$396,949	$386,744
FTE adjustment	6,209	5,883	18,535	17,538
Net interest income (FTE) (non-GAAP)	139,874	136,993	415,484	404,282

Average earning assets (GAAP)	$17,282,901	$16,990,358	$17,135,301	$17,042,540
Net interest margin (GAAP)	3.09%	3.09%	3.09%	3.03%
FTE adjustment	0.15%	0.14%	0.14%	0.13%
Net interest margin (FTE) (non-GAAP)	3.24%	3.23%	3.23%	3.16%

TANGIBLE COMMON STOCKHOLDERS' EQUITY TO TANGIBLE ASSETS (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	September 30, 2025	December 31, 2024
Total stockholders' equity (GAAP)	$2,412,402	$2,304,983
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(727,300)	(731,830)
Tangible common stockholders' equity (non-GAAP)	$1,659,977	$1,548,028
Total assets (GAAP)	$18,811,629	$18,311,969
Less: Intangible assets (GAAP)	(727,300)	(731,830)
Tangible assets (non-GAAP)	$18,084,329	$17,580,139
Stockholders' equity to assets (GAAP)	12.82%	12.59%
Tangible common stockholders' equity to tangible assets (non-GAAP)	9.18%	8.81%

Tangible common stockholders' equity (non-GAAP)	$1,659,977	$1,548,028
Plus: Tax benefit of intangibles (non-GAAP)	3,290	4,263
Tangible common stockholders' equity, net of tax (non-GAAP)	$1,663,267	$1,552,291
Common stock outstanding	57,192	57,975
Book value per common share (GAAP)	$41.74	$39.33
Tangible book value per common share (non-GAAP)	$29.08	$26.78

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DILUTED TANGIBLE NET INCOME PER COMMON SHARE, RETURN ON AVERAGE TANGIBLE ASSETS AND RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average goodwill (GAAP)	$712,002	$712,002	$712,002	$712,002
Average other intangibles (GAAP)	16,075	22,388	17,548	24,185
Average deferred tax on other intangibles (GAAP)	(3,458)	(4,810)	(3,775)	(5,194)
Intangible adjustment (non-GAAP)	$724,619	$729,580	$725,775	$730,993
Average stockholders' equity (GAAP)	$2,367,971	$2,251,546	$2,349,718	$2,232,419
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(724,619)	(729,580)	(725,775)	(730,993)
Average tangible common stockholders' equity (non-GAAP)	$1,618,227	$1,496,841	$1,598,818	$1,476,301
Average assets (GAAP)	$18,637,581	$18,360,580	$18,497,118	$18,374,370
Intangible adjustment (non-GAAP)	(724,619)	(729,580)	(725,775)	(730,993)
Average tangible assets (non-GAAP)	$17,912,962	$17,631,000	$17,771,343	$17,643,377
Net income available to common stockholders (GAAP)	$56,297	$48,719	$167,530	$135,647
Other intangible amortization, net of tax (GAAP)	1,185	1,399	3,579	4,345
Tangible net income available to common stockholders (non-GAAP)	57,482	50,118	171,109	139,992
Preferred stock dividend	469	469	1,406	1,406
Tangible net income (non-GAAP)	$57,951	$50,587	$172,515	$141,398
Per Share Data:
Diluted net income per common share (GAAP)	$0.98	$0.84	$2.90	$2.31
Diluted tangible net income per common share (non-GAAP)	$1.00	$0.86	$2.96	$2.39
Ratios:
Return on average stockholders' equity (GAAP)	9.51%	8.66%	9.51%	8.10%
Return on average tangible common stockholders' equity (non-GAAP)	14.21%	13.39%	14.27%	12.64%
Return on average assets (GAAP)	1.22%	1.07%	1.22%	0.99%
Return on average tangible assets (non-GAAP)	1.29%	1.15%	1.29%	1.07%

Return on average tangible common stockholders' equity is tangible net income (annualized) expressed as a percentage of average tangible common stockholders' equity.  Return on average tangible assets is tangible net income (annualized) expressed as a percentage of average tangible assets.

EFFICIENCY RATIO (NON-GAAP)
(Dollars in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Noninterest expense (GAAP)	$96,561	$94,629	$283,061	$282,977
Less: Intangible asset amortization	(1,499)	(1,772)	(4,530)	(5,500)
Less: Other real estate owned and foreclosure expenses	(121)	(942)	(750)	(1,849)
Adjusted noninterest expense (non-GAAP)	$94,941	$91,915	$277,781	$275,628

Net interest income (GAAP)	$133,665	$131,110	$396,949	$386,744
Plus: FTE adjustment	6,209	5,883	18,535	17,538
Net interest income (FTE) (non-GAAP)	$139,874	$136,993	$415,484	$404,282

Noninterest income (GAAP)	$32,477	$24,866	$93,828	$82,838
Less: Net realized losses on sales of available for sale securities	—	9,114	8	9,165
Adjusted noninterest income (non-GAAP)	$32,477	$33,980	$93,836	$92,003
Adjusted revenue (non-GAAP)	$172,351	$170,973	$509,320	$496,285
Efficiency ratio (non-GAAP)	55.09%	53.76%	54.54%	55.54%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 80.9 percent of total revenue for the nine months ended September 30, 2025. Net interest income and net interest margin are influenced by the volume and mix of earning assets and funding sources, as well as prevailing interest rate conditions. Other factors include accretion income on purchased loans, prepayment activity and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, the Federal Reserve's monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and net interest margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2025 and 2024. The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on an FTE basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. For reconciliations of GAAP net interest margin to the corresponding non-GAAP measures provided below, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheet

Three months ended September 30, 2025 and 2024

Total average earning assets increased $292.5 million, or 1.7 percent, to $17.3 billion for the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by a $722.2 million, or 5.7 percent, increase in average total loans, which reached $13.4 billion. Average commercial loans and tax-exempt loans increased $465.5 million and $209.1 million, respectively. These increases were partially offset by a $412.4 million decline in average investment securities and a $22.8 million decline in interest-bearing deposits, reflecting a strategic shift away from lower-yielding assets.

Total average deposits increased $205.4 million year-over-year. Total average interest-bearing deposits increased $396.0 million, primarily due to increases in money market deposits and interest-bearing demand deposits, partially offset by reductions in certificates and other time deposits and savings deposits. Average noninterest-bearing deposits declined $190.6 million, as clients continued to migrate balances into interest-bearing products in response to the rate environment.

Average borrowings remained relatively flat, as a $29.0 million increase in FHLB advances was offset by a $30.7 million decline in subordinated debt. The decline reflects the Corporation’s redemption of $30.0 million of Level One subordinated notes in the first quarter of 2025.

Nine months ended September 30, 2025 and 2024

Total average earning assets remained relatively flat at $17.1 billion for the nine months ended September 30, 2025, compared to the same period in 2024. Average loans increased $593.9 million, or 4.7 percent, to $13.2 billion, driven by growth of $323.1 million in commercial and $217.5 million in tax-exempt loans. This loan growth was offset by a $380.8 million decline in investment securities and a $124.6 million decline in interest-bearing cash balances, consistent with the Corporation’s strategy to reallocate assets toward higher-yielding loans.

Total average deposits declined modestly by $171.2 million, or 1.2 percent, year-over-year to $14.7 billion. While average interest-bearing deposits were essentially flat, the deposit mix shifted in line with the Corporation's funding strategy. Money market balances grew by $614.8 million, while certificates and other time deposits decreased $451.3 million due to intentional pricing actions aimed at reducing reliance on higher-cost CDs. Savings deposits also decreased $213.8 million. Average noninterest-bearing deposits declined $190.1 million, reflecting continued client migration to interest-bearing alternatives. These changes align with the Corporation's strategy to emphasize growth in non-maturity deposits while managing overall funding costs.

Average borrowings increased $204.5 million, primarily due to a $196.5 million increase in FHLB advances and a $46.8 million increase in federal funds purchased. These increases were partially offset by a $37.1 million decline in subordinated debt, primarily driven by the Corporation’s redemption of $30.0 million of subordinated debt in the first quarter of 2025. The increase in borrowings supported loan growth and helped manage deposit runoff while optimizing the Corporation’s overall cost of funds.

Interest Income/Expense and Average Yields

Three months ended September 30, 2025 and 2024

Net interest income on an FTE basis increased by 2.1 percent to $139.9 million for the three months ended September 30, 2025, compared to $137.0 million for the three months ended September 30, 2024. Net interest margin on an FTE basis increased slightly to 3.24 percent, up from 3.23 percent in the prior year quarter. This improvement was driven by a 34 basis point reduction in the cost of interest-bearing liabilities, which declined to 2.94 percent from 3.28 percent, offsetting a 24 basis point decrease in asset yields to 5.58 percent. The Corporation recognized $0.9 million of fair value accretion income on purchased loans, contributing approximately 2 basis points to net interest margin in the three months ended September 30, 2025. This compares to $1.4 million, or 4 basis points, in the same period of 2024.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest income on an FTE basis decreased $5.7 million compared to the same period in the prior year, primarily due to lower yields on variable rate loans following the Federal Open Market Committee's 100 basis point rate reduction in the second half of 2024 and a 25 basis point rate reduction in the third quarter of 2025. Approximately 70.1 percent of the Corporation's loan portfolio was variable rate as of September 30, 2025. New and renewed loans yielded 6.84 percent for the three months ended September 30, 2025 compared to 7.70 percent for the same period in 2024.

Interest expense on deposits declined $8.0 million, reflecting lower rates across all deposit categories. The total cost of interest-bearing liabilities decreased 34 basis points, to 2.94 percent for the three months ended September 30, 2025, down from 3.28 percent for the three months ended September 30, 2024. This reduction in funding costs more than offset the decline in asset yields and resulted in a 10 basis point improvement in the FTE net interest spread, which increased to 2.64 percent from 2.54 percent. The average balance of total interest-bearing liabilities increased modestly year-over-year, indicating that the improvement in spread was primarily rate-driven.

Nine months ended September 30, 2025 and 2024

Net interest income on an FTE basis increased by 2.8 percent to $415.5 million for the nine months ended September 30, 2025, compared to $404.3 million for the same period in 2024. Net interest margin on an FTE basis improved to 3.23 percent, up from 3.16 percent in the prior-year period. This improvement was driven by a 41 basis point reduction in the cost of interest-bearing liabilities, which declined to 2.83 percent from 3.24 percent, offsetting a 23 basis point decrease in asset yields to 5.49 percent. The Corporation recognized $3.0 million of fair value accretion income on purchased loans, contributing approximately 2 basis points to net interest margin in the nine months ended September 30, 2025. This compares to $4.3 million, or 3 basis points, in the same period of 2024.

Interest income on an FTE basis decreased $25.0 million year-over-year, primarily due to lower yields on variable rate loans following the Federal Open Market Committee's 100 basis point rate reduction in the second half of 2024 and 25 basis point cut in the third quarter of 2025. New and renewed loans yielded 6.95 percent for the nine months ended September 30, 2025 compared to 7.94 percent for the same period in 2024.

Interest expense on deposits decreased $40.7 million, reflecting lower rates across all deposit categories. The total cost of interest-bearing liabilities decreased 41 basis points, to 2.83 percent for the nine months ended September 30, 2025, down from 3.24 percent for the same period in 2024. This reduction in funding costs more than offset the decline in asset yields and resulted in an 18 basis point improvement in the FTE net interest spread, which increased to 2.66 percent from 2.48 percent.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and nine months ended September 30, 2025 and 2024.

(Dollars in Thousands)	Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$229,271	$1,676	2.92%	$252,113	$2,154	3.42%
Federal Home Loan Bank stock	47,278	1,092	9.24	41,730	855	8.20
Investment Securities: (1)
Taxable	1,567,594	8,288	2.11	1,789,526	9,263	2.07
Tax-Exempt (2)	2,036,379	15,772	3.10	2,226,823	17,100	3.07
Total Investment Securities	3,603,973	24,060	2.67	4,016,349	26,363	2.63
Loans held for sale	26,165	401	6.13	31,991	483	6.04
Loans: (3)
Commercial	9,165,241	158,469	6.92	8,699,733	164,922	7.58
Real estate mortgage	2,217,524	25,676	4.63	2,183,095	24,333	4.46
HELOC and installment	851,239	15,860	7.45	832,222	16,942	8.14
Tax-Exempt (2)	1,142,210	14,070	4.93	933,125	10,914	4.68
Total Loans	13,402,379	214,476	6.40	12,680,166	217,594	6.86
Total Earning Assets	17,282,901	241,304	5.58%	16,990,358	246,966	5.82%
Total Non-Earning Assets	1,354,680			1,370,222
Total Assets	$18,637,581			$18,360,580
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,600,373	$37,463	2.68%	$5,455,298	$40,450	2.97%
Money market deposits	3,843,537	31,709	3.30	2,974,188	25,950	3.49
Savings deposits	1,269,539	2,605	0.82	1,425,047	4,208	1.18
Certificates and other time deposits	2,036,704	19,044	3.74	2,499,655	28,248	4.52
Total Interest-Bearing Deposits	12,750,153	90,821	2.85	12,354,188	98,856	3.20
Borrowings	1,072,145	10,609	3.96	1,071,440	11,117	4.15
Total Interest-Bearing Liabilities	13,822,298	101,430	2.94	13,425,628	109,973	3.28
Noninterest-bearing deposits	2,157,708			2,348,266
Other liabilities	289,604			335,139
Total Liabilities	16,269,610			16,109,033
Stockholders' Equity	2,367,971			2,251,547
Total Liabilities and Stockholders' Equity	$18,637,581			$18,360,580
Net Interest Income (FTE)		$139,874			$136,993
Net Interest Spread (FTE) (4)			2.64%			2.54%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.58%			5.82%
Interest Expense / Average Earning Assets			2.34%			2.59%
Net Interest Margin (FTE) (5)			3.24%			3.23%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2025 and 2024. These totals equal $6,209 and $5,883 for the three months ended September 30, 2025 and 2024, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Federal Funds Sold
Interest-bearing deposits	$258,396	$5,940	3.07%	$383,007	$11,642	4.05%
Federal Home Loan Bank stock	45,964	3,172	9.20	41,748	2,569	8.20
Investment Securities: (1)
Taxable	1,602,343	24,926	2.07	1,787,119	27,062	2.02
Tax-Exempt (2)	2,041,755	47,459	3.10	2,237,759	51,561	3.07
Total Investment Securities	3,644,098	72,385	2.65	4,024,878	78,623	2.60
Loans held for sale	24,175	1,109	6.12	27,735	1,242	5.97
Loans: (3)
Commercial	8,982,171	460,349	6.83	8,659,088	484,979	7.47
Real estate mortgage	2,203,263	75,184	4.55	2,159,738	70,489	4.35
HELOC and installment	838,420	46,665	7.42	825,060	49,406	7.98
Tax-Exempt (2)	1,138,814	41,079	4.81	921,286	31,952	4.62
Total Loans	13,186,843	624,386	6.31	12,592,907	638,068	6.76
Total Earning Assets	17,135,301	705,883	5.49%	17,042,540	730,902	5.72%
Total Non-Earning Assets	1,361,817			1,331,830
Total Assets	$18,497,118			$18,374,370
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,556,274	$107,372	2.58%	$5,487,106	$120,935	2.94%
Money market deposits	3,633,314	86,375	3.17	3,018,526	80,563	3.56
Savings deposits	1,283,856	7,563	0.79	1,497,620	11,485	1.02
Certificates and other time deposits	1,996,406	54,299	3.63	2,447,684	83,309	4.54
Total Interest-Bearing Deposits	12,469,850	255,609	2.73	12,450,936	296,292	3.17
Borrowings	1,194,498	34,790	3.88	990,022	30,328	4.08
Total Interest-Bearing Liabilities	13,664,348	290,399	2.83	13,440,958	326,620	3.24
Noninterest-bearing deposits	2,185,044			2,375,120
Other liabilities	298,008			325,873
Total Liabilities	16,147,400			16,141,951
Stockholders' Equity	2,349,718			2,232,419
Total Liabilities and Stockholders' Equity	$18,497,118			$18,374,370
Net Interest Income (FTE)		$415,484			$404,282
Net Interest Spread (FTE) (4)			2.66%			2.48%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.49%			5.72%
Interest Expense / Average Earning Assets			2.26%			2.56%
Net Interest Margin (FTE) (5)			3.23%			3.16%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2025 and 2024. These totals equal $18,535 and $17,538 for the nine months ended September 30, 2025 and 2024, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $32.5 million for the three months ended September 30, 2025, a $7.6 million, or 30.6 percent, increase compared to the same period in 2024. Customer related fees totaling $29.3 million for the three months ended September 30, 2025 remained stable as compared to the same period in the prior year. The third quarter of 2025 included no sales of available for sale securities, compared to $9.1 million in losses on sales of available for sale securities during the same period of 2024. This increase was partially offset by a decrease of $1.8 million in net gains and fees on sales of loans for the three months ended September 30, 2025 compared to the same period in 2024.

For the nine months ended September 30, 2025, noninterest income totaled $93.8 million, representing an $11.0 million, or 13.3 percent, increase over the same period in 2024. Customer related fees increased $3.5 million, including an increase in service charges on deposit accounts, derivative hedge fees and treasury management fees. Additionally, the Company recognized $9.2 million of realized losses on sales of available for sales securities during the nine months ended September 30, 2024. These increases were partially offset by a decrease in other income due to lower contributions from CRA-related activities.

NONINTEREST EXPENSE

Noninterest expense totaled $96.6 million for the three months ended September 30, 2025, a $1.9 million, or 2.0 percent, increase from the third quarter of 2024. Salaries and employee benefits expense increased by $2.1 million, primarily due to higher salaries and incentives and severance costs during the three months ended September 30, 2025, compared to the same period in 2024.

For the nine months ended September 30, 2025, noninterest expense remained flat at $283.1 million compared to the same period in 2024. Modest increases in salaries and employee benefits, equipment and other expenses totaling $3.4 million were offset by comparable decreases in outside data processing fees, other real estate owned and foreclosure expense, and intangible asset amortization.

INCOME TAXES

Income tax expense for the three months ended September 30, 2025 was $8.5 million on pre-tax income of $65.3 million.  For the same period in 2024, income tax expense was $7.2 million on pre-tax income of $56.3 million. The effective income tax rates for the third quarter of 2025 and 2024 were 13.0 percent and 12.7 percent, respectively.

Income tax expense for the nine months ended September 30, 2025 was $24.7 million on pre-tax income of $193.6 million. For the same period in 2024, income tax expense was $18.1 million on pre-tax income of $155.1 million. The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 12.7 percent and 11.6 percent, respectively.

The higher effective income tax rate for the three and nine months ended September 30, 2025 when compared to the same period in 2024 was primarily a result of tax-exempt interest income being a smaller portion of pre-tax income in 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. As of September 30, 2025, the provisions have not had a material impact to our consolidated financial statements.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 11. INCOME TAX of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025 and 2024, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) and $140.64 per share, respectively, equal to $0.5 million and $1.4 million, respectively. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 6 percent of the Corporation's outstanding shares at the time the program became effective. The Corporation did not repurchase any shares of its common stock pursuant to the repurchase program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Corporation repurchased approximately 1.5 million shares of its common stock under its share repurchase program, for total considerations of $50.0 million, at an average price of $33.72. As of September 30, 2024 the Corporation had approximately 1.2 million shares at an aggregate value of $24.6 million available to repurchase under the program. The stock repurchase program approved in 2021 was discontinued as of March 18, 2025.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. During the three and nine months ended September 30, 2025, the Corporation repurchased 0.2 million and 0.9 million shares of its common stock, respectively, under the program, for total consideration of $6.5 million and $36.5 million, respectively. The average purchase prices were $39.86 and $38.83 per share, respectively. As of September 30, 2025, approximately 2.0 million shares remained available for repurchase under the program, with an aggregate remaining authorization of $63.5 million.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. During the three and nine months ended September 30, 2025, the Corporation recorded excise tax of $32,000 and $0.3 million, respectively. During the three and nine months ended September 30, 2024, the Corporation recorded excise tax of $25,000 and $0.5 million, respectively, related to its share repurchases during the period, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital, and CET1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is in an unsafe or unsound practice. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Basel III requires the Corporation and the Bank to maintain the minimum capital and leverage ratios as defined in the regulation and as illustrated in the table below, which capital to risk-weighted asset ratios include a 2.5 percent capital conservation buffer. Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a 2.5 percent capital conservation buffer above the adequately capitalized CET1 to risk-weighted assets ratio (which buffer is reflected in the required ratios below). Under Basel III, the Corporation and Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of September 30, 2025, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of September 30, 2025 and December 31, 2024 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,094,242	13.04%	$1,686,289	10.50%	N/A	N/A
First Merchants Bank	2,035,936	12.67	1,687,583	10.50	$1,607,222	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,845,858	11.49%	$1,365,091	8.50%	N/A	N/A
First Merchants Bank	1,834,899	11.42	1,366,138	8.50	$1,285,777	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,820,858	11.34%	$1,124,192	7.00%	N/A	N/A
First Merchants Bank	1,834,899	11.42	1,125,055	7.00	$1,044,694	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,845,858	10.30%	$716,612	4.00%	N/A	N/A
First Merchants Bank	1,834,899	10.14	723,685	4.00	$904,606	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,030,362	13.31%	$1,601,175	10.50%	N/A	N/A
First Merchants Bank	1,967,738	12.89	1,602,417	10.50	$1,526,112	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,767,468	11.59%	$1,296,189	8.50%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,297,195	8.50	$1,220,889	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,742,468	11.43%	$1,067,450	7.00%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,068,278	7.00	$991,973	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,767,468	9.96%	$710,089	4.00%	N/A	N/A
First Merchants Bank	1,776,738	9.92	716,172	4.00	$895,215	5.00%

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70.0 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5.0 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65.0 million. The Corporation exercised its right to redeem $65.0 million of the Subordinated Debt on the scheduled interest payment date during the first half of 2024 and the Corporation exercised its right to redeem the $5.0 million of the Senior Debt on the scheduled interest payment date of July 30, 2025.
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	September 30, 2025		December 31, 2024
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,412,402	$2,402,836	$2,304,983	$2,315,701
Adjust for Accumulated Other Comprehensive Loss (1)	155,864	153,987	188,685	186,808
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(721,865)	(721,417)	(725,504)	(725,056)
Less: Disallowed Deferred Tax Assets	(418)	(382)	(571)	(590)
Total Tier 1 Capital (Regulatory)	1,845,858	1,834,899	1,767,468	1,776,738
Qualifying Subordinated Debentures	47,499	—	72,040	—
Allowance for Credit Losses Includible in Tier 2 Capital	200,885	201,037	190,854	191,000
Total Risk-Based Capital (Regulatory)	$2,094,242	$2,035,936	$2,030,362	$1,967,738

Net Risk-Weighted Assets (Regulatory)	$16,059,891	$16,072,217	$15,249,287	$15,261,118
Average Assets (Regulatory)	$17,915,298	$18,092,119	$17,752,227	$17,904,307

Total Risk-Based Capital Ratio (Regulatory)	13.04%	12.67%	13.31%	12.89%
Tier 1 Capital to Risk-Weighted Assets	11.49%	11.42%	11.59%	11.64%
Tier 1 Capital to Average Assets	10.30%	10.14%	9.96%	9.92%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,845,858	$1,834,899	$1,767,468	$1,776,738
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,820,858	$1,834,899	$1,742,468	$1,776,738

Net Risk-Weighted Assets (Regulatory)	$16,059,891	$16,072,217	$15,249,287	$15,261,118
CET1 Capital Ratio (Regulatory)	11.34%	11.42%	11.43%	11.64%
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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 9.18 percent at September 30, 2025, and 8.81 percent at December 31, 2024.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at September 30, 2025 and December 31, 2024.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at September 30, 2025 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years.

The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	September 30, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$837,474	$3,282,238	$485,183	$4,604,895
Agricultural land, production and other loans to farmers	79,062	52,085	144,670	275,817
Real estate loans:
Construction	335,287	316,354	137,380	789,021
Commercial real estate, non-owner occupied	467,784	1,285,075	552,030	2,304,889
Commercial real estate, owner occupied	166,682	636,502	428,933	1,232,117
Residential	34,013	147,261	2,231,509	2,412,783
Home Equity	29,301	16,090	641,630	687,021
Individuals' loans for household and other personal expenditures	26,110	82,178	30,415	138,703
Public finance and other commercial loans	41,993	120,735	983,200	1,145,928
Total	$2,017,706	$5,938,518	$5,634,950	$13,591,174

	September 30, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$48,549	$418,191	$149,594	$616,334
Agricultural land, production and other loans to farmers	3,834	28,487	10,177	42,498
Real estate loans:
Construction	3,187	13,422	115,798	132,407
Commercial real estate, non-owner occupied	141,819	397,151	87,381	626,351
Commercial real estate, owner occupied	109,737	288,715	83,832	482,284
Residential	26,550	98,209	879,839	1,004,598
Home Equity	15,910	8,140	9,937	33,987
Individuals' loans for household and other personal expenditures	3,426	60,037	16,711	80,174
Public finance and other commercial loans	8,346	75,846	957,213	1,041,405
Total loans with fixed interest rates	$361,358	$1,388,198	$2,310,482	$4,060,038

	September 30, 2025
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$788,925	$2,864,047	$335,589	$3,988,561
Agricultural land, production and other loans to farmers	75,228	23,598	134,493	233,319
Real estate loans:
Construction	332,100	302,932	21,582	656,614
Commercial real estate, non-owner occupied	325,965	887,924	464,649	1,678,538
Commercial real estate, owner occupied	56,945	347,787	345,101	749,833
Residential	7,463	49,052	1,351,670	1,408,185
Home Equity	13,391	7,950	631,693	653,034
Individuals' loans for household and other personal expenditures	22,684	22,141	13,704	58,529
Public finance and other commercial loans	33,647	44,889	25,987	104,523
Total loans with variable interest rates	$1,656,348	$4,550,320	$3,324,468	$9,531,136

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

At September 30, 2025, nonaccrual loans totaled $65.7 million, a decrease of $8.0 million from December 31, 2024, primarily due to decreases of $11.7 million and $5.4 million in the construction and commercial real estate, non-owner occupied loan classes, respectively. The decrease was offset by an increase in the commercial real estate, owner occupied and residential loan classes of $4.2 million and $4.0 million, respectively.

At September 30, 2025, loans 90-days or more delinquent and still accruing totaled $1.9 million, a decrease of $4.0 million from December 31, 2024.

The Corporation's nonperforming assets plus accruing loans 90-days or more delinquent loans are presented in the table below.

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Nonperforming Assets:
Nonaccrual loans	$65,740	$73,773
Other real estate owned and repossessions	1,270	4,948
Nonperforming assets	67,010	78,721
Loans 90-days or more delinquent and still accruing	1,925	5,902
Nonperforming assets and loans 90-days or more delinquent	$68,935	$84,623

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$9,553	$10,100
Agricultural land, production and other loans to farmers	254	75
Real estate loans:
Construction	12,922	28,312
Commercial real estate, non-owner occupied	8,022	16,838
Commercial real estate, owner occupied	6,622	2,440
Residential	27,100	21,927
Home equity	4,445	4,924
Individuals' loans for household and other personal expenditures	17	7
Nonperforming assets and loans 90-days or more delinquent:	$68,935	$84,623

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

The Corporation’s loan balances, excluding loans held for sale, increased $736.8 million from December 31, 2024 to $13.6 billion at September 30, 2025. At September 30, 2025, the ACL - Loans totaled $194.5 million, which represents an increase of $1.7 million from December 31, 2024. As a percentage of loans, the ACL - Loans was 1.43 percent and 1.50 percent at September 30, 2025 and December 31, 2024, respectively.

Net charge-offs totaling $5.1 million and $12.4 million were recognized for the three and nine months ended September 30, 2025, respectively, and provision for credit losses of $4.3 million and $14.1 million, respectively, were recorded for the same periods in 2025. Net charge-offs totaling $6.7 million and $48.6 million were recognized for the three and nine months ended September 30, 2024, respectively, with $5.0 million and $31.5 million in provision for credit losses recorded in the same periods in 2024, respectively.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2025 and 2024 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
Net charge-offs (recoveries):
Commercial and industrial loans	$3,605	$5,870	$8,126	$46,794
Real estate loans:
Construction	—	—	63	—
Commercial real estate, non-owner occupied	200	—	372	192
Commercial real estate, owner occupied	187	(18)	387	(73)
Residential	869	600	1,449	1,095
Home equity	(99)	(222)	961	(346)
Individuals' loans for household and other personal expenditures	386	479	1,031	944
Total net charge-offs (recoveries)	$5,148	$6,709	$12,389	$48,606

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.4 billion at September 30, 2025, an increase of $0.4 million, from December 31, 2024.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $6.6 million at September 30, 2025. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as a funding source. At September 30, 2025, total borrowings from the FHLB were $798.6 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at September 30, 2025 was $781.2 million and $5.2 billion, respectively.

The following table presents the Corporation's material cash requirements from known contractual and other obligations at September 30, 2025:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$12,810,405	$—	$12,810,405
Certificates and other time deposits	1,717,865	341,709	2,059,574
Securities sold under repurchase agreements	122,226	—	122,226
Federal Home Loan Bank advances	—	798,626	798,626
Federal Funds Purchased	199,370	—	199,370
Subordinated debentures and other borrowings	1,304	56,328	57,632
Total	$14,851,170	$1,196,663	$16,047,833

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summarized credit-related financial instruments at September 30, 2025 are as follows:

(Dollars in Thousands)	September 30, 2025
Amounts of commitments:
Loan commitments to extend credit	$5,552,327
Standby and commercial letters of credit	72,972
$5,625,299

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2025, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 and 100 basis points and falling 200 and 100 basis points scenarios below, as of September 30, 2025 and December 31, 2024, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 and 100 basis points and falling 200 and 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at September 30, 2025 and December 31, 2024. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	September 30, 2025	December 31, 2024
Rising 200 basis points from base case	3.9%	4.1%
Rising 100 basis points from base case	2.1%	2.5%
Falling 100 basis points from base case	(2.5)%	(2.2)%
Falling 200 basis points from base case	(5.2)%	(4.5)%

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July, 2025	162,474	$39.86	162,474	1,987,729
August, 2025	33,651	$37.11	—	1,987,729
September, 2025	113	$40.03	—	1,987,729
Total	196,238		162,474

(1) During the three months ended September 30, 2025, there were 162,474 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amounts in August 2025 and September 2025 include 33,651 and 113 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 939,271 shares of common stock for a total aggregate investment of $36.5 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

2.1*
Agreement and Plan of Merger between First Merchants Corporation and First Savings Financial Group, Inc. dated September 24, 2025 (Incorporated by reference to Exhibit 2.1 of registrants Form 8-K filed on September 25, 2025) (SEC No. 000-17071)

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

4.11	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (Incorporated by reference to Exhibit 4.2 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.
*	Schedules to the subject agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

October 30, 2025	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

October 30, 2025	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)