Form 10-K
period 2025-12-31
FIRST MERCHANTS CORP
filed 2026-02-25
CIK 712534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________
FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion, based on the closing price of the registrant’s common stock on that date.

As of February 19, 2026 there were 63,392,748 outstanding common shares of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which incorporated
Portions of the Registrant’s Definitive	Part III (Items 10 through 14)
Proxy Statement for Annual Meeting of
Shareholders to be held May 19, 2026

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

ACL - Loans	Allowance for Credit Losses on Loans
ACL - Investments	Allowance for Credit Losses on Investment Securities Held to Maturity
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
BOLI	Bank owned life insurance
BHC Act	Bank Holding Company Act of 1956, as amended
BSA	Bank Secrecy Act
CECL	FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CME Term SOFR	A forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited.
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID or COVID-19	2019 novel coronavirus disease, which was declared a pandemic by the World Health Organization on March 11, 2020.
CRA	Community Reinvestment Act of 1977
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Growth Act	The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018.
ERM	Enterprise risk management
ESG	Environmental, social and governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
Exchange Ratio	0.85 share of the Corporation's stock pursuant to the Merger Agreement
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Savings	First Savings Financial Group, Inc.
FOMC	Federal Open Market Committee, the monetary policymaking body of the Federal Reserve System
FTE	Fully taxable equivalent
GAAP	Accounting Principles Generally Accepted in the United States of America
IRA	Inflation Reduction Act of 2022
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
LIHTC	Low income housing tax credit
MBT	MBT Financial Corp., which was acquired by the Corporation on September 1, 2019.
Merger	The merger of First Savings with and into the Corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger entered into on September 24, 2025 with First Savings
Non-PCD	Insignificant credit deteriorated
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PDIF	Public Deposit Insurance Fund
PPP	Paycheck Protection Program, which was established by the CARES Act and implemented by the Small Business Administration to provide small business loans.
PSA	Public Securities Association
ROU	Right of Use
RSAs	Restricted Stock Awards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Savings Plan	The First Merchants Corporation Retirement and Income Savings Plan
SEC	Securities and Exchange Commission
Senior Debt	Fixed-to-Floating Rate Senior Notes due 2028
Treasury	U.S. Department of Treasury

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

PART I: ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

GENERAL

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq Global Select Market System under the symbol FRME. The Corporation has one full-service bank charter, First Merchants Bank, which opened for business in Muncie, Indiana in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank).  The Bank includes 111 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

As of December 31, 2025, the Corporation had consolidated assets of $19.0 billion, consolidated deposits of $15.3 billion and stockholders’ equity of $2.5 billion.

BUSINESS DEVELOPMENTS

On February 1, 2026, the Corporation completed the acquisition of First Savings Financial Group, Inc., an Indiana corporation (“First Savings”), pursuant to the Agreement and Plan of Merger, dated as of September 24, 2025, by and between the Corporation and First Savings (the “Merger Agreement”). Immediately following the Merger, First Savings Bank, a wholly-owned subsidiary of First Savings, merged with and into the Bank, with the Bank surviving the merger and continuing its corporate existence.

First Savings was headquartered in Jeffersonville, Indiana and had 16 banking centers serving the southern Indiana market and had total assets of $2.4 billion (unaudited), total loans of $1.9 billion (unaudited), and total deposits of $1.7 billion (unaudited) as of December 31, 2025. The Corporation engaged in this transaction with the objective that the transaction would be accretive to earnings and add to the existing market area in Indiana that has a demographic profile consistent with many of the current Midwest markets served by the Bank. For the year ended December 31, 2025, the Corporation recorded merger-related expenses of $0.8 million related to the First Savings acquisition.

For additional information regarding the acquisition, see NOTE 2. ACQUISITIONS AND DIVESTITURES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In addition, the Merger Agreement is filed as an exhibit to this Annual Report on Form 10-K.

HUMAN CAPITAL

As of December 31, 2025, the Corporation and its subsidiaries had 2,086 full-time equivalent employees. Our stated mission to be the most attentive, knowledgeable, and high performing bank requires a dedicated and talented team of colleagues to succeed. Our employees prepare, every day, to deliver a customer and colleague experience that grows the Corporation. We seek to attract, retain and develop a team of committed colleagues who are capable of delivering a whole-bank delivery approach.

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

Retention and Turnover: The Bank set a goal in 2025 to maintain a 20% or lower voluntary turnover rate as a way to measure the effectiveness of employee retention. This metric, in conjunction with Employee Engagement metrics, offers an overall picture of engagement. We achieved an overall turnover rate of 18% in 2025.

Education Assistance: First Merchants offers an education assistance program that supports full- and part-time colleagues as they seek degree programs that will help them advance their careers. In 2025, over 55 employees participated in this program.

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

PART I: ITEM 1. BUSINESS

Employee Resource Groups: The Corporation has several employee resource groups (“ERGs”), including First Women Connections, People of Color, Pride, Emerging Professionals, Veterans ERG and an InterFaith ERG. All employee resource groups are open to all employees of the Corporation. Additionally, we have created an Employee Community Call, which hosts monthly meetings that are attended by over 150 employees.

Talent Assessment, Succession Planning and Career Path: Over 1,500 of our employees participated in our annual Calibration Process (9 Box Talent Assessment) with the goal of identifying specific development action plans to help retain employees with high potential and performance, increase job satisfaction and improve productivity. Talent calibration supports succession and career planning for the Corporation. Development plans are captured in a documented Career Growth Plan for all employees.
AVAILABLE INFORMATION

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on its website at https://www.firstmerchants.com without charge, as soon as reasonably practicable, after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Corporation. Those filings are accessible on the SEC’s website at https://www.sec.gov.

ACQUISITION AND DIVESTITURE POLICY

The Corporation anticipates that it will continue its policy of geographic expansion of its banking business through the acquisition of banks whose operations are consistent with its banking philosophy.  Management routinely explores opportunities to acquire financial institutions and other financial services-related businesses and to enter into strategic alliances to expand the scope of the Corporation’s services and customer base. Future acquisitions and divestitures will be driven by a disciplined financial evaluation process and will be consistent with the Corporation’s strategy of community banking, client relationships and consistent quality earnings. As with previous acquisitions, the consideration paid in future acquisitions may be in the form of cash or First Merchants common stock, or a combination thereof. The amount and structure of such consideration is based on reasonable growth, synergies and economies of scale and a thorough analysis of the impact on both long- and short-term financial results. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per share may occur in connection with any future transaction. The Corporation’s ability to engage in certain merger or acquisition transactions, whether or not any regulatory approval is required, will be dependent upon the Corporation’s regulators’ views at the time as to the capital levels, quality of management and the Corporation’s overall condition, and their assessment of a variety of other factors. Certain merger or acquisition transactions, including those involving the acquisition of a depository institution or the assumption of the deposits of any depository institution, require formal approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.

COMPETITION

The Bank operates in Indiana, Ohio, and Michigan counties. The Bank faces substantial competition across all areas of its operations from a variety of competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional and internet banks within the various markets in which the Bank operates, though the Bank also competes with smaller community banks that seek to offer similar service levels. The Bank also faces competition from many other types of institutions, including, without limitation savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

The financial services industry has become increasingly competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer a broad range of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In addition, technological developments have lowered barriers to entry and enabled nonbank competitors to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as more competitive pricing for those products and services than we can. Finally, the Bank’s competitors may choose to offer lower loan interest rates and pay higher deposit rates.

The Bank believes that the most important criteria to its targeted clients when selecting a bank include the quality of customer service and convenient access to a broad array of financial products. Additionally, when presented with a choice, the Bank believes that many of its targeted clients prefer to deal with an institution that favors local decision making as opposed to institutions where many important decisions regarding a client’s financial affairs are made outside the local community.

PART I: ITEM 1. BUSINESS

REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES

The Corporation and its subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors. Significant elements of the laws and regulations applicable to the Corporation and its subsidiaries are described below. This description is qualified in its entirety by reference to the full text of the applicable statutes, regulations, and policies. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Corporation and its subsidiaries could have a material effect on the Corporation’s business, financial condition or results of operations.

Bank Holding Company Regulation

The Corporation is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by the Board of Governors of the Federal Reserve (“Federal Reserve”) under the Bank Holding Act of 1956, as amended (“BHC Act”). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to the Bank. Thus, it is the policy of the Federal Reserve that a bank holding company should stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” (as defined in the FDICIA section of this Form 10-K) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon a determination that such activity constitutes a serious risk to the financial stability of any bank subsidiary.

The BHC Act requires the Corporation to obtain the prior approval of the Federal Reserve before:
•acquiring direct or indirect control or ownership of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company will directly or indirectly own or control more than five percent of the voting shares of the bank or bank holding company;
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

Under Basel III, in order to avoid limitations on capital distributions, including dividends, the Corporation must hold a capital conservation buffer of 2.5 percent above the adequately capitalized CET1, tier 1 and total capital to risk-weighted assets ratios.

Specifically, Basel III requires the Corporation and the Bank to maintain:

•a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus the 2.5 percent capital conservation buffer effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0 percent;
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

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with risk-weighted capital ratios above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

PART I: ITEM 1. BUSINESS

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. Under Basel III, the Corporation and the Bank made a one-time election to filter out certain Accumulated Other Comprehensive Income (“AOCI”) components.

Under the Basel III capital rules, the Corporation’s outstanding trust preferred securities are included in tier 2 capital. As a result of the April 1, 2022 acquisition of Level One Bancorp, Inc. (“Level One”), the Corporation no longer qualifies to include trust preferred securities in tier 1 capital, and such securities are reflected in tier 2 capital as of that date.

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

Historically, the regulation and monitoring of a bank and bank holding company’s liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, are now required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25 percent of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The following are the Corporation’s regulatory capital ratios as of December 31, 2025:

	Corporation	Basel III Minimum Capital Required (1)
Total risk-based capital to risk-weighted assets	13.41%	10.50%
Tier 1 capital to risk-weighted assets	11.86%	8.50%
Common equity tier 1 capital to risk-weighted assets	11.70%	7.00%
Tier 1 capital to average assets	10.24%	4.00%
(1) The Basel III Minimum Capital Required are inclusive of the 2.5 percent capital conservation buffer where applicable.

As of December 31, 2025, the Corporation was “well capitalized” based on the required Basel III Minimum Capital ratios described above.

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

The Consumer Financial Protection Bureau (“CFPB”), an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. Because the quarter ended December 31, 2019 represented the fourth consecutive quarter that the Bank reported assets exceeding $10 billion, effective as of the beginning of the second quarter of 2020, the Bank and its affiliates became subject to CFPB supervisory and enforcement authority. See “- Dodd-Frank Wall Street Reform and Consumer Protection Act” and “- Consumer Financial Protection” below for additional information.

Bank Capital Requirements

Capital adequacy is an important indicator of financial stability and performance. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies including, in the case of both the Bank and the Corporation, the Basel III requirements discussed above under “- Capital Adequacy Guidelines for Bank Holding Companies (Basel III)” and, in the case of the Bank, the “prompt corrective action” requirements discussed below under “- FDIC Improvement Act of 1991 (FDICIA).” Under the regulations, a capital category is assigned to the regulated entity, which is largely determined by four ratios that are calculated according to the applicable regulations: total risk-based capital, tier 1 risk-based capital, CET1 capital, and tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from “well capitalized” to “critically undercapitalized”. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital and CET1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets (the leverage ratio), all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”, depending on their actual levels. The appropriate federal regulatory agency may also

PART I: ITEM 1. BUSINESS
downgrade a bank to the next lower capital category upon a determination that the bank is engaging in unsafe or unsound practice or condition. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

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

The FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by the bank’s parent holding company. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” banks are subject to various requirements and restrictions, including, among other things, an order by the FDIC to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

As of December 31, 2025, the Bank was “well capitalized” based on the “prompt corrective action” ratios described above. It should be noted that a bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes. Although most of the required regulations of the Dodd-Frank Act have been promulgated and implemented (or are being implemented over time), there are additional regulations yet to be finalized by the authorized federal agencies. The changes resulting from the Dodd-Frank Act have impacted the profitability of the Corporation’s business activities, required changes to certain business practices, and imposed more stringent capital, liquidity and leverage requirements, and, when fully implemented, may further adversely affect the Corporation’s business. Among other things, the Dodd-Frank Act has resulted, and in the future will likely result, in:

•increases in the cost of the Corporation’s operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, including higher deposit insurance premiums;
•limitations on the Corporation’s ability to raise additional capital through the use of trust preferred securities, as new issuances of these securities can no longer be included as tier 1 capital;
•reduced flexibility for the Corporation to generate or originate certain revenue-producing assets as a result of increased regulatory capital standards;
•limitations on the Corporation’s ability to expand consumer product and service offerings due to stricter consumer protection laws and regulations; and
•as the Corporation’s assets now exceed $10 billion, compliance with the Durbin Amendment has resulted in a material reduction of interchange fee income paid by merchants when debit cards are used as payment.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. In particular, the asset threshold at which banks are subject to annual company-run stress tests was increased from $10 billion to $250 billion under the Economic Growth Act. As a result, the Corporation and the Bank are not subject to the Dodd-Frank Act stress testing requirements.

Management continues to take steps intended to mitigate the adverse effects of the Dodd‑Frank Act on the Corporation’s business, financial condition, and results of operations.

Durbin Amendment

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to the issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has

PART I: ITEM 1. BUSINESS
rules governing routing and exclusivity that require issuers to offer at least two unaffiliated networks for routing transactions on each debit or prepaid product.

Volcker Rule

The Volcker Rule, which was adopted under the Dodd-Frank Act, places certain limitations on the trading activity of insured depository institutions and their affiliates subject to certain exceptions. The restricted trading activity includes purchasing or selling certain types of securities or instruments in order to benefit from short-term price movements or to realize short-term profits. Exceptions to the Volcker Rule include trading in certain U.S. Government or other municipal securities and trading conducted (i) in certain capacities as a broker or other agent, or as a fiduciary on behalf of customers, (ii) to satisfy a debt previously contracted, (iii) pursuant to repurchase and securities lending agreements, and (iv) in risk-mitigating hedging activities. The Volcker Rule also generally prohibits banking institutions from having an ownership interest in a hedge fund or private equity fund. In June 2020, the federal bank regulatory agencies finalized amendments to the Volcker Rule’s restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles.

A banking entity that engages in proprietary trading (which excludes the exceptions discussed above) or covered fund-related activities or investments, and has total consolidated assets of more than $10 billion for two consecutive years, must implement and maintain a compliance program that meets certain minimum requirements and must also maintain certain documentation with respect to covered fund activities, in each case, as described in the Volcker Rule. While the Corporation’s total consolidated assets first exceeded $10 billion during the quarter ended March 31, 2019, the Volcker Rule has not had, and is not expected to have, a material impact on the Corporation or the Bank.

Deposit Insurance

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, the Bank is subject to deposit insurance premiums and assessments to maintain the Deposit Insurance Fund. The Bank’s deposit insurance premium assessment rate depends on the asset and supervisory categories to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the Deposit Insurance Fund and to impose special additional assessments. Additionally, the Bank’s Indiana public funds (state of Indiana and its political subdivisions) are insured by the Public Deposit Insurance Fund (“PDIF”). The PDIF provides insurance to those Indiana public funds deposited in approved financial institutions that exceed the limits of coverage provided by any federal deposit insurance.

Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with at least $10 billion in assets, such as the Bank, are assessed on the basis of a scoring system that combines the institution’s regulatory ratings and certain financial measures. The scoring system assesses risk measures to produce two scores, a performance score and a loss severity score, that will be combined and converted to an initial assessment rate.

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

Dividend Limitations

The Corporation’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval from regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus retained income for the previous two years, subject to the capital requirements described above. As of December 31, 2025, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $228.9 million.

Brokered Deposits

Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and has received a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts unless it provides certain notice to affected depositors. The Corporation and the Bank were “well capitalized” as of December 31, 2025.

PART I: ITEM 1. BUSINESS

Consumer Financial Protection

The Bank is subject to a number of federal and state consumer protection laws that govern its relationship with customers. These laws include, but are not limited to:
•the Equal Credit Opportunity Act (prohibiting discrimination on the basis of race, religion or other prohibited factors in the extension of credit);
•the Fair Credit Reporting Act (governing the provision and use of consumer information to, and by, credit reporting agencies);
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
•the Home Mortgage Disclosure Act and Regulation C (“HMDA”), requiring financial institutions to provide certain information about home mortgage origination and refinancing loans; and
•the respective state-law counterparts to the above laws, as applicable, as well as state usury laws and laws regarding unfair and deceptive acts and practices.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by state and local attorneys general in each jurisdiction in which the Corporation operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Corporation’s failure to obtain any required bank regulatory approval for merger or acquisition transactions that it may wish to pursue or the prohibition from engaging in such transactions even if approval is not required. The CFPB, an independent federal agency created under the Dodd-Frank Act, was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, primarily with authority over banks and their affiliates with assets of more than $10 billion. As stated previously, with its assets having exceeded $10 billion for four consecutive quarters, the Bank and its affiliates became subject to CFPB supervisory and enforcement authority effective as of the beginning of the second quarter of 2020.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Corporation’s business, financial condition or results of operations.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing investments in, and credit, to low- and moderate-income individuals and small businesses in those communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. These ratings are “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” During its last examination, a rating of “satisfactory” was received by the Bank.

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

PART I: ITEM 1. BUSINESS

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

The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank has a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of their BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to money laundering activity or a violation of the BSA. The Bank is also required to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened; and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information.

Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities to not approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Additional Matters

The Corporation and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and their executive officers and their affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices. It also restricts the types of collateral security permitted in connection with the bank’s extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated parties.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average balance sheet amounts, the related interest income or interest expense, and average rates earned or paid are presented in the following table:

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2025			2024			2023
Assets:
Interest-bearing deposits	$272,164	$8,127	2.99%	$418,163	$16,992	4.06%	$431,581	$17,719	4.11%
Federal Home Loan Bank stock	46,289	4,209	9.09	41,736	3,527	8.45	41,319	3,052	7.39
Investment securities: (1)
Taxable	1,585,375	32,662	2.06	1,759,578	36,086	2.05	1,854,438	35,207	1.90
Tax-exempt (2)	2,040,082	63,230	3.10	2,200,466	67,705	3.08	2,366,475	73,566	3.11
Total Investment Securities	3,625,457	95,892	2.64	3,960,044	103,791	2.62	4,220,913	108,773	2.58
Loans held for sale	26,199	1,603	6.12	29,650	1,792	6.04	21,766	1,292	5.94
Loans: (3)
Commercial	9,091,847	621,298	6.83	8,687,638	641,393	7.38	8,519,706	603,611	7.08
Real estate mortgage	2,211,726	101,203	4.58	2,158,743	94,890	4.40	2,035,488	82,183	4.04
HELOC and installment	846,430	62,323	7.36	830,079	65,577	7.90	830,006	60,751	7.32
Tax-exempt (2)	1,144,476	54,857	4.79	928,214	43,370	4.67	891,008	40,448	4.54
Total Loans	13,320,678	841,284	6.32	12,634,324	847,022	6.70	12,297,974	788,285	6.41
Total Earning Assets	17,264,588	949,512	5.50%	17,054,267	971,332	5.69%	16,991,787	917,829	5.40%
Total Non-earning Assets	1,369,364			1,346,228			1,194,720
Total Assets	$18,633,952			$18,400,495			$18,186,507
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,580,592	$141,945	2.54%	$5,506,492	$157,984	2.87%	$5,435,733	$138,012	2.54%
Money market deposits	3,762,100	118,188	3.14	3,061,461	106,026	3.46	2,884,271	83,777	2.90
Savings deposits	1,278,138	9,962	0.78	1,463,707	14,587	1.00	1,694,230	14,606	0.86
Certificates and other time deposits	2,016,857	74,184	3.68	2,413,900	107,530	4.45	1,923,268	69,697	3.62
Total Interest-bearing Deposits	12,637,687	344,279	2.72	12,445,560	386,127	3.10	11,937,502	306,092	2.56
Borrowings	1,138,760	44,500	3.91	1,005,017	40,765	4.06	1,111,472	42,394	3.81
Total Interest-bearing Liabilities	13,776,447	388,779	2.82	13,450,577	426,892	3.17	13,048,974	348,486	2.67
Noninterest-bearing deposits	2,178,427			2,371,004			2,783,996
Other liabilities	303,578			326,423			226,275
Total Liabilities	16,258,452			16,148,004			16,059,245
Stockholders' Equity	2,375,500			2,252,491			2,127,262
Total Liabilities and Stockholders' Equity	$18,633,952			$18,400,495			$18,186,507
Net Interest Income (FTE)		$560,733			$544,440			$569,343
Net Interest Spread (FTE) (4)			2.68%			2.52%			2.73%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.50%			5.69%			5.40%
Interest Expense / Average Earning Assets			2.25%			2.50%			2.05%
Net Interest Margin (FTE) (5)			3.25%			3.19%			3.35%

______________________________

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized yields and rates are computed using a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on a fully tax-equivalent basis, using a marginal tax rate of 21 percent for 2025, 2024 and 2023. Tax-equivalent interest income on such assets totaled $24.7 million, $23.3 million and $23.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

PART I: ITEM 1. BUSINESS

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average balance or average interest rate for both earning assets and interest-bearing liabilities. The volume differences were computed as the difference in volume between the current and prior year multiplied by the interest rate from the prior year. The interest rate changes were computed as the difference in rate between the current and prior year multiplied by the volume from the prior year.  Volume and rate variances have been allocated on a proportional basis based on the absolute relationship between volume variances and rate variances.

	2025 Compared to 2024 Increase (Decrease) Due To			2024 Compared to 2023 Increase (Decrease) Due To			2023 Compared to 2022 Increase (Decrease) Due To
(Dollars in Thousands, Fully Tax-Equivalent Basis)	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits	$(5,039)	$(3,826)	$(8,865)	$(547)	$(180)	$(727)	$1,597	$13,619	$15,216
Federal Home Loan Bank stock	402	280	682	31	444	475	217	1,659	1,876
Investment securities	(8,842)	943	(7,899)	(6,812)	1,830	(4,982)	(12,644)	(2,229)	(14,873)
Loans held for sale	(211)	22	(189)	476	24	500	388	212	600
Loans	44,952	(50,501)	(5,549)	21,413	36,824	58,237	67,684	217,730	285,414
Totals	31,262	(53,082)	(21,820)	14,561	38,942	53,503	57,242	230,991	288,233
Interest Expense:
Interest-bearing deposit accounts	2,100	(18,139)	(16,039)	1,818	18,154	19,972	1,496	104,005	105,501
Money market deposit accounts	22,662	(10,500)	12,162	5,386	16,863	22,249	(207)	64,814	64,607
Savings deposits	(1,701)	(2,924)	(4,625)	(2,132)	2,113	(19)	(676)	10,263	9,587
Certificates and other time deposits	(16,190)	(17,156)	(33,346)	19,927	17,906	37,833	14,157	49,301	63,458
Borrowings	5,269	(1,534)	3,735	(4,215)	2,586	(1,629)	6,437	14,093	20,530
Totals	12,140	(50,253)	(38,113)	20,784	57,622	78,406	21,207	242,476	263,683
Change in net interest income (fully taxable equivalent basis)	$19,122	$(2,829)	16,293	$(6,223)	$(18,680)	(24,903)	$36,035	$(11,485)	24,550
Tax-equivalent adjustment using marginal rate of 21% for 2025, 2024 and 2023			(1,394)			617			647
Change in net interest income			$14,899			$(24,286)			$25,197

INVESTMENT SECURITIES

In determining the fair value of the investment securities portfolio, the Corporation utilizes a third-party for portfolio accounting services, including market value input, for those securities classified as Level 1 and Level 2 in the fair value hierarchy.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor classified these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are appropriate.  The Corporation has confidence in the data for two reasons:  (a) independent spot testing of the data through periodic market quotes obtained from various brokers on a periodic basis; and (b) actual gains or losses resulting from the sale of certain securities has proven the data to be accurate over time.  The fair value of securities classified as Level 3 in the valuation hierarchy was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale at the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$87,936	$—	$(11,837)	$76,099
State and municipal	993,911	225	(91,842)	902,294
U.S. Government-sponsored mortgage-backed securities	482,702	1,600	(64,792)	419,510
Foreign investment	1,500	—	—	1,500
Corporate obligations	7,974	1	(276)	7,699
Total available for sale	$1,574,023	$1,826	$(168,747)	$1,407,102

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$95,462	$—	$(16,081)	$79,381
State and municipal	996,541	19	(133,386)	863,174
U.S. Government-sponsored mortgage-backed securities	519,943	403	(88,724)	431,622
Corporate obligations	12,960	—	(662)	12,298
Total available for sale	$1,624,906	$422	$(238,853)	$1,386,475

PART I: ITEM 1. BUSINESS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2023
U.S. Government-sponsored agency securities	$111,521	$—	$(16,214)	$95,307
State and municipal	1,181,029	364	(116,222)	1,065,171
U.S. Government-sponsored mortgage-backed securities	541,343	462	(86,990)	454,815
Corporate obligations	12,947	—	(1,128)	11,819
Total available for sale	$1,846,840	$826	$(220,554)	$1,627,112

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity at the dates indicated.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2025
U.S. Government-sponsored agency securities	$324,643	$—	$324,643	$—	$(46,693)	$277,950
State and municipal	1,069,653	(245)	1,069,408	868	(137,706)	932,815
U.S. Government-sponsored mortgage-backed securities	577,488	—	577,488	—	(69,966)	507,522
Total held to maturity	$1,971,784	$(245)	$1,971,539	$868	$(254,365)	$1,718,287

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$345,531	$—	$345,531	$—	$(63,112)	$282,419
State and municipal	1,085,921	(245)	1,085,676	299	(185,784)	900,436
U.S. Government-sponsored mortgage-backed securities	641,513	—	641,513	—	(102,343)	539,170
Foreign investment	1,500	—	1,500	—	(5)	1,495
Total held to maturity	$2,074,465	$(245)	$2,074,220	$299	$(351,244)	$1,723,520

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2023
U.S. Government-sponsored agency securities	$374,002	$—	$374,002	$—	$(64,159)	$309,843
State and municipal	1,099,201	(245)	1,098,956	1,625	(152,113)	948,713
U.S. Government-sponsored mortgage-backed securities	709,794	—	709,794	—	(99,448)	610,346
Foreign investment	1,500	—	1,500	—	(28)	1,472
Total held to maturity	$2,184,497	$(245)	$2,184,252	$1,625	$(315,748)	$1,870,374

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

For investment securities available for sale that do not meet the criteria described above, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Corporation considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (loss).

Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses.

Investment securities available for sale are charged off against the allowance or, if no allowance has been recorded, are written down through the income statement when deemed uncollectible or when either of the criteria described above regarding intent or requirement to sell is met. The Corporation did not record an allowance for credit losses on its investment securities available for sale as the unrealized losses were attributable to changes in interest rates, not credit quality.

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

With regard to U.S. Government-sponsored agency and mortgage-backed securities, all such securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; accordingly, no allowance for credit losses has been recorded for these securities.

With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation’s portfolio have been insignificant. Furthermore, as of December 31, 2025, there were no past due principal and interest payments associated with these securities.

The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of December 31, 2025 and December 31, 2024 based on application of the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

The cost and yield for Federal Home Loan Bank stock is included in the table below.

	2025		2024		2023
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield
Federal Home Loan Bank stock	$47,245	8.9%	$41,691	8.5%	$41,769	7.3%
Total	$47,245	8.9%	$41,691	8.5%	$41,769	7.3%

The Corporation’s Federal Home Loan Bank stock is primarily in the Federal Home Loan Bank of Indianapolis and it continued to produce sufficient financial results to pay dividends.

There were no issuers included in the investment securities portfolio at December 31, 2025, 2024 or 2023 where the aggregate carrying value of any one issuer exceeded 10 percent of the Corporation’s stockholders’ equity at those dates. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The maturity distribution and weighted average yields for the securities portfolio at December 31, 2025 were:

	Within 1 Year		1-5 Years		5-10 Years		Due After Ten Years		U.S. Government- sponsored mortgage-backed securities		Total
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available for sale at December 31, 2025:
U.S. Government-sponsored agency securities	$—	—%	$—	—%	$—	—%	$76,099	2.3%	$—	—%	$76,099	2.3%
State and municipal	—	—%	11,180	2.9%	223,722	3.2%	667,392	3.1%	—	—%	902,294	3.1%
U.S. Government-sponsored mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	419,510	2.4%	419,510	2.4%
Foreign investment	—	—%	1,500	4.5%	—	—%	—	—%	—	—%	1,500	4.5%
Corporate obligations	—	—%	3,897	7.4%	3,771	4.0%	31	—%	—	—%	7,699	5.7%
Total available for sale	$—	—%	$16,577	4.1%	$227,493	3.2%	$743,522	3.1%	$419,510	2.4%	$1,407,102	2.9%
(1) Interest yields calculated using amortized cost and presented on a fully taxable equivalent basis using a 21 percent tax rate.

	Within 1 Year		1-5 Years		5-10 Years		Due After Ten Years		U.S. Government- sponsored mortgage-backed securities		Total
(Dollars in Thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Held to maturity at December 31, 2025:
U.S. Government-sponsored agency securities	$—	—%	$60,593	1.0%	$28,288	1.3%	$235,761	1.5%	$—	—%	$324,642	1.4%
State and municipal	7,014	4.1%	58,319	4.1%	199,936	3.0%	804,385	3.0%	—	—%	1,069,654	3.1%
U.S. Government-sponsored mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	577,488	2.0%	577,488	2.0%
Total held to maturity	$7,014	4.1%	$118,912	2.5%	$228,224	2.8%	$1,040,146	2.6%	$577,488	2.0%	$1,971,784	2.5%

PART I: ITEM 1. BUSINESS

LOAN PORTFOLIO

Loans are generated from customers primarily in Indiana, Ohio, and Michigan and are typically secured by specific items of collateral, including real property, consumer assets, and business assets. The following table shows the composition of the Corporation’s loan portfolio by collateral classification for the years indicated:

	2025		2024		2023		2022		2021
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans at December 31:
Commercial and industrial loans(1)	$4,478,282	32.4%	$4,114,292	32.0%	$3,670,948	29.4%	$3,437,126	28.6%	$2,714,565	29.4%
Agricultural land, production and other loans to farmers	283,125	2.1	256,312	2.0	263,414	2.1	241,793	2.0	246,442	2.7
Real estate loans:
Construction	804,775	5.8	792,144	6.2	957,545	7.7	835,582	6.9	523,066	5.7
Commercial real estate, non-owner occupied	2,338,666	17.0	2,274,016	17.7	2,400,839	19.2	2,407,475	20.1	2,135,459	23.1
Commercial real estate, owner occupied	1,237,100	9.0	1,157,944	9.0	1,162,083	9.3	1,246,528	10.4	986,720	10.7
Residential	2,420,310	17.5	2,374,729	18.5	2,288,921	18.4	2,096,655	17.5	1,159,127	12.5
Home equity	710,980	5.2	659,811	5.1	617,571	4.9	630,632	5.3	523,754	5.7
Individuals' loans for household and other personal expenditures	155,436	1.1	166,028	1.3	168,388	1.3	175,211	1.4	146,092	1.5
Public finance and other commercial loans	1,363,033	9.9	1,059,083	8.2	956,318	7.7	932,892	7.8	806,636	8.7
Loans	13,791,707	100.0%	12,854,359	100.0%	12,486,027	100.0%	12,003,894	100.0%	9,241,861	100.0%
Allowance for credit losses - loans	(195,597)		(192,757)		(204,934)		(223,277)		(195,397)
Net loans	$13,596,110		$12,661,602		$12,281,093		$11,780,617		$9,046,464
(1) Includes PPP loans of $2.7 million in 2023, $4.7 million in 2022, and $106.6 million in 2021.

At December 31, 2025, 2024, 2023, 2022, and 2021, the remaining fair value discount on acquired loans was $13.4 million, $17.4 million, $23.2 million, $31.3 million, and $10.9 million, respectively.

PART I: ITEM 1. BUSINESS

LOAN MATURITIES

The following tables present the maturity distribution of the loan portfolio, excluding loans held for sale, by collateral classification at December 31, 2025, based on contractual maturities of (1) one year or less, (2) after one year but within five years, and (3) after five years. The second table presents the same classifications including only fixed interest rate loans and the third table presents the same classifications including only the variable interest rate loans where the rates fluctuate over the life of the loans in accordance with changes in an interest rate index.

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$930,304	$3,043,778	$504,200	$4,478,282
Agricultural land, production and other loans to farmers	103,753	37,148	142,224	283,125
Real estate loans:
Construction	270,269	384,736	149,770	804,775
Commercial real estate, non-owner occupied	531,699	1,292,082	514,885	2,338,666
Commercial real estate, owner occupied	177,503	629,571	430,026	1,237,100
Residential	43,813	178,801	2,197,696	2,420,310
Home equity	16,898	17,435	676,647	710,980
Individuals' loans for household and other personal expenditures	41,939	80,655	32,842	155,436
Public finance and other commercial loans	108,264	284,293	970,476	1,363,033
Total	$2,224,442	$5,948,499	$5,618,766	$13,791,707

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$98,040	$395,256	$147,900	$641,196
Agricultural land, production and other loans to farmers	2,177	25,851	10,101	38,129
Real estate loans:
Construction	1,183	14,665	131,769	147,617
Commercial real estate, non-owner occupied	148,600	375,240	84,660	608,500
Commercial real estate, owner occupied	107,241	284,038	82,486	473,765
Residential	29,080	95,735	877,939	1,002,754
Home equity	4,006	8,578	9,902	22,486
Individuals' loans for household and other personal expenditures	4,249	58,372	19,869	82,490
Public finance and other commercial loans	10,607	103,305	944,799	1,058,711
Total	$405,183	$1,361,040	$2,309,425	$4,075,648

(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$832,264	$2,648,522	$356,300	$3,837,086
Agricultural land, production and other loans to farmers	101,576	11,297	132,123	244,996
Real estate loans:
Construction	269,086	370,071	18,001	657,158
Commercial real estate, non-owner occupied	383,099	916,842	430,225	1,730,166
Commercial real estate, owner occupied	70,262	345,533	347,540	763,335
Residential	14,733	83,066	1,319,757	1,417,556
Home equity	12,892	8,857	666,745	688,494
Individuals' loans for household and other personal expenditures	37,690	22,283	12,973	72,946
Public finance and other commercial loans	97,657	180,988	25,677	304,322
Total	$1,819,259	$4,587,459	$3,309,341	$9,716,059

NONPERFORMING ASSETS

The table below summarizes nonperforming assets for the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in Thousands)	2025	2024	2023	2022	2021
Nonperforming assets:
Nonaccrual loans	$71,773	$73,773	$53,580	$42,324	$43,062
Renegotiated loans(1)	—	—	—	224	329
Nonperforming loans	71,773	73,773	53,580	42,548	43,391
Other real estate owned and repossessions	658	4,948	4,831	6,431	558
Nonperforming assets	72,431	78,721	58,411	48,979	43,949
Loans 90-days or more delinquent and still accruing	2,042	5,902	172	1,737	963
Nonperforming assets and loans 90-days or more delinquent	$74,473	$84,623	$58,583	$50,716	$44,912
(1) As a result of the adoption of ASU 2022-02 on January 1, 2023, the renegotiated classification is no longer applicable, and therefore comparative amounts are not presented for periods thereafter.

PART I: ITEM 1. BUSINESS

Loans are reclassified to a nonaccruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses (“ACL - Loans”). Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

At December 31, 2025, nonaccrual loans totaled $71.8 million, a decrease of $2.0 million from December 31, 2024. The decrease was primarily due to an $11.3 million decrease in nonaccrual balances within the commercial real estate, non-owner occupied loan class. The decrease was offset by an $8.3 million increase in nonaccrual balances within the residential loan class. At December 31, 2025, 2024, 2023, 2022, and 2021, nonaccrual loans include assets acquired of $2.3 million, $3.6 million, $5.2 million, $8.2 million, and $3.2 million, respectively.

Other real estate owned (“OREO”) at December 31, 2025 decreased by $4.3 million from the December 31, 2024 balance of $4.9 million. At December 31, 2025, 2024, 2023, 2022 and 2021, OREO did not include any acquired assets.

In addition to the nonperforming loans discussed above, management also identified loans totaling $584.0 million and $746.1 million as of December 31, 2025 and 2024, respectively, that were deemed to be risk graded criticized. A loan risk graded criticized is a loan in which there are concerns regarding the borrower’s ability to comply with the repayment terms and would include loans graded Special Mention or worse. Consumer loans are not risk graded. However, for purposes of disclosure, consumer loans are classified as follows: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard.

See additional information regarding loan credit quality in the “LOAN QUALITY” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K and in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SUMMARY OF CREDIT LOSS EXPERIENCE

The following table summarizes the credit loss experience, by collateral segment, for the years indicated:

(Dollars in Thousands)	2025	2024	2023	2022	2021
Allowance for credit losses - loans:
Balances, January 1	$192,757	$204,934	$223,277	$195,397	$130,648
Impact of adopting ASC 326	—	—	—	—	74,055
Balances, January 1, Post-ASC 326 adoption	192,757	204,934	223,277	195,397	204,703
Charge-offs:
Commercial (1)	(17,676)	(50,199)	(23,264)	(1,215)	(5,849)
Commercial real estate (2)	(866)	(352)	(116)	(3,017)	(4,533)
Construction	(64)	—	—	—	(6)
Consumer & Residential	(5,615)	(3,692)	(4,659)	(2,369)	(1,496)
Total Charge-offs	(24,221)	(54,243)	(28,039)	(6,601)	(11,884)
Recoveries:
Commercial (1)	4,205	3,153	995	872	724
Commercial real estate (2)	224	236	60	1,096	580
Construction	1	—	—	863	1
Consumer & Residential	1,381	1,477	1,341	1,096	1,273
Total Recoveries	5,811	4,866	2,396	3,927	2,578
Net Charge-offs	(18,410)	(49,377)	(25,643)	(2,674)	(9,306)
Provision for credit losses - loans	21,250	37,200	7,300	—	—
CECL Day 1 non-PCD provision for credit losses - loans	—	—	—	13,955	—
CECL Day 1 PCD ACL - loans	—	—	—	16,599	—
Balances, December 31	$195,597	$192,757	$204,934	$223,277	$195,397
Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.39%	0.21%	0.02%	0.10%
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

PART I: ITEM 1. BUSINESS

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

Presented below is an analysis of the composition of the ACL - Loans and percentage of total loans in each category, by collateral segment, as of the years indicated.

	2025		2024		2023		2022		2021
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at December 31:
Commercial (1)	$104,435	44.4%	$94,757	42.2%	$97,348	39.2%	$102,216	38.4%	$69,935	40.8%
Commercial real estate (2)	45,541	25.9%	51,099	26.7%	44,048	28.5%	46,839	30.4%	60,665	33.8%
Construction	5,470	5.9%	9,784	6.2%	24,823	7.7%	28,955	7.0%	20,206	5.6%
Consumer & Residential	40,151	23.8%	37,117	24.9%	38,715	24.6%	45,267	24.2%	44,591	19.8%
Totals	$195,597	100.0%	$192,757	100.0%	$204,934	100.0%	$223,277	100.0%	$195,397	100.0%
(1) Category includes commercial and industrial, agricultural land, production and other loans to farmers, and other commercial loans.
(2) Category includes commercial real estate, non-owner occupied and commercial real estate, owner occupied.

The ACL - Loans increased $2.8 million during the year ended December 31, 2025. The Corporation had $18.4 million of net charge-offs during the year ended December 31, 2025. In 2025, the Corporation recorded $21.3 million in provision for credit losses - loans.

Loan concentrations are considered to exist when loans are extended to multiple borrowers engaged in similar activities that are subject to common economic or other risk factors. These concentrations are determined based on borrower industry classification and reflect general exposure to commercial real estate market conditions, even where tenant composition may differ by property. The Corporation manages these exposures through established underwriting practices, collateral requirements, portfolio diversification, and ongoing credit oversight. At December 31, 2025, two concentrations of commercial loans within a single industry (as segregated by North American Industry Classification System “NAICS code”) were in excess of 10 percent of total loans. Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings represented 11.4 percent and 10.0 percent of total loans, respectively.

CREDIT LOSS CHARGE-OFF PROCEDURES

The Corporation maintains an allowance for credit losses to cover estimated credit losses in its loan portfolio. The allowance is increased by the provision for credit losses - loans and decreased by charge-offs less recoveries. All charge-offs are approved by the senior loan officers or loan committees, depending on the amount of the charge-off and are reported to the Risk and Credit Policy Committee of the Board of Directors. Loans are charged off when a determination is made that all or a portion of a loan is uncollectible.

PROVISION FOR CREDIT LOSSES

Credit losses are an inherent cost of doing business in the banking industry. Although management emphasizes the early detection and charge-off of loan losses, it is inevitable that certain losses, which have not been specifically identified, exist in the portfolio. Accordingly, the provision for credit losses - loans is charged to earnings on a forward-looking basis and recognized credit losses, net of recoveries, are deducted from the established allowance. Over time, all net credit losses are charged to earnings. Based on management’s judgment as to the appropriate level of the ACL - Loans, the amount provided in any period may be greater or less than net credit losses for the same period. In any period, the determination of the provision for credit losses - loans is based on management’s continuing review and evaluation of the loan portfolio. The evaluation by management includes consideration of the current forecasted economic conditions, past loan loss experience, changes in the composition of the loan portfolio, reasonable and supportable economic forecasts as well as the current condition and amount of loans outstanding. See additional information in the “PROVISION EXPENSE AND ALLOWANCE FOR CREDIT LOSSES” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

DEPOSITS

The average balances, interest expense and average rates on deposits for the years ended December 31, 2025, 2024 and 2023 are presented in the Part I. Item I. Business section titled “DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL” of this Annual Report on Form 10-K.

As of December 31, 2025, certificates of deposit and other time deposits exceeding the FDIC insurance limit of $250,000 mature as follows:

(Dollars in Thousands)	Maturing 3 Months or Less	Maturing 3-6 Months	Maturing 6-12 Months	Maturing Over 12 Months	Total
Uninsured certificates of deposit and other time deposits	$111,252	$47,710	$72,332	$17,903	$249,197
Percent	45%	19%	29%	7%	100%

PART I: ITEM 1. BUSINESS

SHORT-TERM BORROWINGS

Borrowings maturing in one year or less are included in the following table:

	Years Ended
(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Federal funds purchased	$40,000	$99,226	$—
Securities sold under repurchase agreements (short-term portion)	103,755	142,876	157,280
Federal Home Loan Bank advances (short-term portion)	75,000	95,000	60,000
Subordinated debentures and other borrowings (short-term portion)	1,095	1,157	1,176
Total short-term borrowings	$219,850	$338,259	$218,456

Securities sold under repurchase agreements are categorized as borrowings maturing within one year and are secured by U.S. Government-Sponsored Enterprise obligations.

Pertinent information with respect to borrowings maturing in one year or less is summarized below:

(Dollars in Thousands)	2025	2024	2023
Weighted Average Interest Rate on Outstanding Balance at December 31:
Federal funds purchased	3.4%	2.3%	—%
Securities sold under repurchase agreements (short-term portion)	1.4%	2.0%	2.3%
Federal Home Loan Bank advances (short-term portion)	4.6%	4.0%	2.8%
Subordinated debentures and other borrowings (short-term portion)	1.0%	1.0%	1.0%
Total short-term borrowings	2.8%	2.6%	2.4%
Weighted Average Interest Rate During the Year:
Federal funds purchased	4.6%	5.4%	5.2%
Securities sold under repurchase agreements (short-term portion)	1.9%	2.2%	2.0%
Federal Home Loan Bank advances (short-term portion)	4.8%	4.0%	3.4%
Subordinated debentures and other borrowings (short-term portion)	1.0%	1.2%	0.8%
Total short-term borrowings	3.5%	3.1%	2.9%
Highest Amount Outstanding at Any Month End During the Year:
Federal funds purchased	$364,217	$147,229	$188,329
Securities sold under repurchase agreements (short-term portion)	169,130	194,177	242,194
Federal Home Loan Bank advances (short-term portion)	200,000	180,000	410,000
Subordinated debentures and other borrowings (short-term portion)	1,151	1,172	1,182
Total short-term borrowings	$734,498	$522,578	$841,705
Average Amount Outstanding During the year:
Federal funds purchased	$47,819	$8,920	$27,115
Securities sold under repurchase agreements (short-term portion)	127,930	136,010	171,291
Federal Home Loan Bank advances (short-term portion)	117,773	100,190	208,251
Subordinated debentures and other borrowings (short-term portion)	1,128	1,166	1,178
Total short-term borrowings	$294,650	$246,286	$407,835

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.
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

The Corporation adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as amended, on January 1, 2021, which replaced the previous “incurred loss” model for measuring credit losses with an “expected life of loan loss” model, referred to as the CECL model. Consistent with rules adopted by federal banking regulators, the Corporation has elected to phase in the cumulative effect of the adoption on its regulatory capital, at a rate of 25 percent per year, over a three-year transition period that began on January 1, 2021. Under that phase-in schedule, the cumulative effect of the adoption was fully reflected in regulatory capital on January 1, 2024.

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

As part of the Corporation’s liquidity management, a number of funding sources are used, including core deposits and repayments and maturities of loans and investments. Sources also include brokered certificates of deposit, repurchase agreements, federal funds purchased and Federal Home Loan Bank (“FHLB”) advances. Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. The Corporation’s financial flexibility could be constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Corporation is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover the costs. In this case, the Corporation’s results of operations and financial condition would be negatively affected.

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

Use of third-party software and services also exposes the Corporation to cybersecurity risk as numerous service providers host critical data or have direct contact with our bank customers. Although the Corporation adheres to industry standard practices in conducting thorough due diligence of vendors and contract management, should a vendor experience a breach, the Bank could still suffer reputational harm, and potentially financial losses. Expanded use of cloud-based technologies and providing our customers more internet-based product offerings to continue to remain competitive will serve to increase these potential risks. The Corporation’s Third-Party Risk Management Program helps to mitigate risks posed by reliance on third and fourth parties.

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

Management has established an Information Security Committee in order to assist executive management and the Board of Directors of the Bank in fulfilling their oversight responsibilities related to information security. The Committee reports its activities, key conclusions and recommendations to the Enterprise Risk Management Committee and the Board’s Risk and Credit Policy Committee on a quarterly basis.

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

The Board considers cybersecurity risks in business strategy by getting updates on the Bank’s cybersecurity risk assessment. It assesses the experience of management personnel responsible for preventing, mitigating, detecting and remediating any cyber incidents, including the Chief Information Security Officer (“CISO”).

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

•The Corporation is subject to risks and challenges related to its development and use of artificial intelligence.

The Corporation and its third-party vendors, clients, counterparties, and other market participants use and develop artificial intelligence technologies, including machine-learning and generative artificial intelligence tools, and generative artificial intelligence models. This use may expose the Corporation to various risks and potential liabilities, including: enhanced governmental or regulatory scrutiny; litigation; ethical concerns; confidentiality and security risks; intellectual property concerns over data rights and protection; heightened susceptibility to, and increased frequency and severity of, cyberattacks; inaccurate or biased algorithms or underlying datasets; and misuse or misappropriation. These factors could adversely affect our business, reputation, and financial results. In addition, poor implementation of artificial intelligence by the Corporation or its third-party service providers could subject the Corporation to additional risks that we may not adequately predict or mitigate.

Failure to strategically embrace artificial intelligence or to achieve expected effectiveness, productivity, or cost reductions from artificial intelligence adoption may result in a competitive disadvantage. We could experience a material adverse effect on our operating results, customer relationships, and growth opportunities if: we cannot offer new artificial intelligence-facilitated technologies as quickly as our competitors; our competitors develop more cost-effective solutions or product offerings; our employees do not adopt such technologies expediently; or we are unable to source necessary components, including reliable third-party technology solutions and service providers. The use of artificial intelligence solutions may also introduce operational and control risks, including potential errors in outputs, challenges in oversight and accountability, increased vulnerability to system failures or cyber incidents, and the risk that these technologies may not perform as intended under complex or unforeseen circumstances. These risks could materially disrupt our business operations and adversely affect our financial condition and reputation.

The evolving legal, regulatory, and compliance framework for artificial intelligence, both in the U.S. and internationally, may impact our ability to protect our data and intellectual property against infringing use, require changes to our artificial intelligence implementation, and increase our compliance costs and the risk of non-compliance. Although the Corporation has established governance, risk management, and control frameworks intended to oversee the use of artificial intelligence, these frameworks may not identify or mitigate all current or emerging risks associated with rapidly evolving technologies. Additionally, we may not be able to control how third-party artificial intelligence solutions we use are developed or maintained, including the source and quality of training data or the frequency and nature of model updates. We may also be unable to govern or protect the integrity of the data we input into such tools, specifically how that data is retained, reused, co-mingled with other data, or disclosed, even where we have sought protections with respect to these matters.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.
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

At December 31, 2025, the Corporation had goodwill of $712.0 million recorded on its Consolidated Balance Sheet. Under ASC 350, Intangibles – Goodwill and Other, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired. An impairment loss must be recognized for any excess of carrying value over the fair value of goodwill. The fair value is determined based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair value could result in material write-downs of goodwill and recording of impairment losses. Such a write-down could materially reduce the Corporation’s net income and overall net worth. The Corporation also cannot predict the occurrence of certain future events that might adversely affect the fair value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

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

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

•Evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Corporation’s environmental, social and governance practices may impose additional costs on the Corporation or expose it to new or additional risks.

The expectations of customers, regulators, investors, and other stakeholders related to the Corporation’s environmental, social and governance (“ESG”) practices and disclosure continue to evolve. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

•Climate change and related legislative and regulatory initiatives may materially affect the Corporation’s business and results of operations.

The global business community has continued its political and social awareness surrounding the state of the global environment and the issue of climate change. Further, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives related to climate change. At the same time, some policymakers have adopted or are considering adopting, requirements that constrain climate change initiatives. The lack of legislative or regulatory certainty surrounding climate risk management and practices make it impossible to predict how specifically climate change may impact our financial condition and results of operations. To the extent our customers experience unpredictable and more frequent weather disasters attributed to climate change, the value of real property securing the loans in our portfolios may be negatively impacted. Additionally, if insurance obtained by our borrowers is insufficient to cover any disaster-related losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of weather disasters attributed to climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

Beginning in the first half of 2022, in response to growing signs of inflation, the FOMC began increasing the federal funds benchmark rapidly and the Federal Reserve announced its intention to take actions to mitigate inflationary pressures by continuing to further reduce its purchase program. Rapid changes in interest rates make it challenging for the Bank to balance its loan and deposit portfolios, which may adversely affect the Corporation’s results of operations by reducing asset yields or spreads or having other adverse impacts on our business. As discussed above, the increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business. Conversely, decreases in interest rates could result in an acceleration of loan prepayments.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

In response to easing inflation pressures, the Federal Reserve decreased the target federal funds rate in 2024 and 2025, but uncertainty remains concerning inflation and interest rates. If the Federal Reserve were to aggressively lower the target federal funds, those lower rates could pressure our interest rate spread and may adversely affect our results of operations. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of the Bank’s noninterest and interest-bearing accounts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets. However, generally, if the interest rates on the Bank’s interest-bearing liabilities increase at a faster pace than the interest rates on its interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings.

•Changes in the laws, regulations and policies governing banks and financial services companies could alter the Corporation’s business environment and adversely affect operations.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part the Corporation’s cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect the Corporation’s net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that the Corporation holds, such as debt securities. The Corporation and the Bank are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. After the Great Recession, efforts to promote the safety and soundness of financial institutions, financial market stability, the transparency and liquidity of financial markets, and consumer and investor protection resulted in increased regulation in the financial services industry. Regulatory agencies have intensified their examination practices and enforcement of laws and regulations. Compliance with regulations and other supervisory initiatives could increase the Corporation’s expenses and reduce revenues by limiting the types of financial services and products that the Corporation offers and/or increasing the ability of non-banks to offer competing financial services and products. See a description of recent legislation in the “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” section of Item 1. Business of this Annual Report on Form 10-K.

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

Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in the Bank’s financial condition or capital strength, and future conditions in the banking industry. See the “Deposit Insurance” section of “REGULATION AND SUPERVISION OF FIRST MERCHANTS CORPORATION AND SUBSIDIARIES” in Item 1. Business of this Annual Report on Form 10-K for additional information.

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

Recent events relating to the failures of Silicon Valley Bank and Signature Bank in March 2023 have caused general uncertainty and concerns regarding the adequacy of liquidity in the banking sector as a whole. A financial institution’s liquidity reflects its ability to meet customer demand for loans, accommodating possible outflows in deposits and accessing alternative sources of funds when needed, while at the same time taking advantage of interest rate market opportunities. The ability to manage liquidity is fundamental to a financial institution’s business and success. The bank failures in March 2023 highlight the potential results of an insured depository institution unexpectedly having to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. Current market uncertainties and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. In addition, the elevated interest rate environment has continued to increase competition for liquidity and the premium at which liquidity is available to meet funding needs. These possible impacts may adversely affect our future operating results, including net income, and negatively impact capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PART I: ITEM 1A., ITEM 1B., AND ITEM 1C.

ITEM 1C. CYBERSECURITY

CYBERSECURITY PROCESSES, POLICIES AND GOVERNANCE

The increased use of, and dependence on, information management systems in order to engage with customers and conduct business necessarily creates cyber risk. Despite the significant resources and security measures used by the Corporation, the incentives for threat actors to obtain financial payment information and customer non-public information, or to conduct ransomware attacks, will continue to exist. Cyber breach statistics over the past several years evidence the targeting of numerous banking institutions and credit bureaus. Phishing attempts have also significantly increased and political conflict also presents cyber threats from nation states.

Operational risk is inherent in the Corporation’s activities and can present itself in numerous ways, including internal or external fraud, business disruptions or failures, noncompliance with applicable laws and regulations, cyber breaches, or failure of third parties, among other events. The result of these could be reputational harm, financial losses, or litigation and regulatory fines to the Corporation. The Corporation operates in a fashion that allows operational risk to be in line with its risk appetite. To govern, monitor and control operational risk, the Corporation maintains an ERM Program, which sets thresholds for risk appetite by key risk areas, such as strategic risk and operational risk. These thresholds are monitored by the Compliance and Internal Audit Departments and key metrics are reported to management and Board committees. The ERM Program includes processes for identifying, assessing, and managing material risks from cybersecurity threats.

Use of third-party software and services also exposes the Corporation to cybersecurity risk as numerous service providers host critical data or have direct contact with our customers. Although the Corporation adheres to industry standard practices in conducting thorough due diligence of vendors and contract management, should a vendor experience a breach, the Corporation could still suffer reputational harm and potentially financial losses. Expanded use of cloud-based technologies and providing our customers more internet-based product offerings to continue to remain competitive will serve to increase these potential risks. The Corporation’s Third-Party Risk Management Program helps to mitigate risks posed by reliance on third and fourth parties. Governance of third parties includes a due diligence and risk assessment prior to contract execution, with oversight completed based on a frequency defined by the third party’s risk profile.

To combat these ever-present cyber risks, the Corporation maintains a comprehensive Information Security Program, which includes annual risk assessments, an Incident Response Plan, and a layered control environment meant to detect, prevent, and limit unauthorized or harmful actions across our information technology environment. Information security policies are Board-approved and various types of control testing are conducted throughout the year, both by internal and external parties. Findings are remediated throughout the year and reported to various committees. The Corporation has adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework for the management and development of cybersecurity controls and is an active participant in the financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center.

The Corporation’s CISO is responsible for assessing and managing the Corporation’s risks from cybersecurity threats. The CISO holds a Certified Information Security Systems Professional credential and has been with the organization for 19 years with over 22 years of experience in technology infrastructure and security.

The Information Security Department conducts cyber incident tabletop exercises on an ongoing basis. These exercises vary by topic, but may include internal incident response teams, executive management, and third parties that provide services across forensic, legal, and public relations capabilities. The purpose of these tabletops is to simulate a cyber event and work through the event using our Incident Response Plan. This allows our incident response team to become familiar with the logistics of the plan, as well as provide feedback to improve the process and plan. External subject matter experts, such as Bank legal counsel, forensic advisors, marketing agency and insurance broker may participate in these exercises.

Management has established an Information Security Committee in order to assist executive management and the Board of Directors in fulfilling their oversight responsibilities related to information security. The Corporation’s Information Security Committee consists of members with diverse experience, including the Corporation’s leaders from information security, technology, enterprise risk management, legal, bank protection, internal audit and various business units. The Corporation’s information security professionals have a range of varying cybersecurity experience and education, many of whom have substantial experience assessing and managing cybersecurity initiatives and hold certain cybersecurity certificates. The Corporation uses multiple assessors, consultants, auditors and other third parties in the fulfillment of the information security program. These third parties participate in testing and validation processes, as well as the execution of certain program-related controls. The Committee reports its activities, key conclusions and recommendations to the Enterprise Risk Management Committee and the Board’s Risk and Credit Policy Committee of the Board on a quarterly basis. At the Information Security Committee, security-related policies and standards are reviewed and recommended for approval, annual risk assessment results and action plans are noted, annual penetration test reports shared, current security incidents discussed, and relevant cyber risks and trends are presented.

The Corporation’s Board of Directors has delegated primary responsibility for oversight of cybersecurity risk to its Risk and Credit Policy Committee, with its Audit Committee also considering cyber risk as part of financial oversight. The Information Security Department provides an annual update on the state of the Information Security Program, which includes a comprehensive review of key security incidents, the Information Security Policy, Information Security Program, the Incident Response Plan, and the Acceptable Use Policy. This update incorporates quantitative and qualitative analyses and is benchmarked against the Board-approved risk appetite. The annual update is presented to the Enterprise Risk Management Committee and the Risk and Credit Policy Committee of the Board, with a summary to the full Board.

The Board considers cybersecurity risks in business strategy by getting updates on the Bank’s cybersecurity risk assessment. It assesses the experience of management personnel responsible for preventing, mitigating, detecting and remediating any cyber incidents, including the CISO.

In 2022, the Board appointed Jason Sondhi to its Board of Directors. Mr. Sondhi has experience managing companies that provide endpoint detection and incident response, vulnerability scans, security information and event management, security employee training and vCISO services. Mr. Sondhi’s cybersecurity expertise assists the Board in overseeing management’s cybersecurity related efforts.

PART I: ITEM 2., ITEM 3. AND ITEM 4.

ITEM 2.  PROPERTIES

The headquarters of the Corporation and the Bank are located at 200 East Jackson Street, Muncie, Indiana. The building is owned by the Bank.

The Bank conducts business through numerous facilities owned and leased.  Of the 111 banking offices operated by the Bank, 88 are owned and 23 are leased from non-affiliated third parties.

None of the properties owned by the Corporation are subject to any material encumbrances.  The net investment of the Corporation and subsidiaries in real estate and equipment at December 31, 2025 was $121.1 million.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings, other than litigation incidental to the ordinary course of business of the Corporation and its subsidiaries, of a material nature to which the Corporation or its subsidiaries are a party, or to which any of their properties are subject. Further, there are no material legal proceedings in which any director, officer, principal shareholder, or affiliate of the Corporation, or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

None of the routine legal proceedings, individually or in the aggregate, in which the Corporation or its affiliates are involved are expected to have a material adverse impact on the financial condition or the results of operations of the Corporation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II: ITEM 5. AND ITEM 6.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE GRAPH — Comparison of Five‑Year Cumulative Total Return

The following graph compares the cumulative five-year total return to shareholders of First Merchants Corporation’s common stock relative to the cumulative total returns of the Russell 2000 Index and the KBW Nasdaq Regional Banking Index. The graph assumes that the value of the Corporation’s common stock and each of the indexes, assuming reinvestment of dividends, was $100 on December 31, 2020 and tracks those values through December 31, 2025.

Total Return Performance
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
First Merchants Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

		Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
First Merchants Corporation	$100.00	$114.99	$116.27	$109.51	$122.46	$119.34
Russell 2000 Index	100.00	114.82	91.35	106.82	119.46	134.40
KBW Nasdaq Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMMON STOCK LISTING

First Merchants Corporation common stock is traded on the Nasdaq Global Select Market under the symbol FRME. At the close of business on February 19, 2026, the number of shares outstanding was 63,392,748. There were 3,842 stockholders of record on that date.

PART II: ITEM 5. AND ITEM 6.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

The following table presents information relating to the Corporation’s purchases of equity securities during the three months ended December 31, 2025, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
October, 2025	—	$—	—	1,987,729
November, 2025	311	$36.01	—	1,987,729
December, 2025	272,044	$38.29	271,953	1,715,776
Total	272,355		271,953

(1) During the three months ended December 31, 2025, there were 271,953 shares repurchased pursuant to the Corporation’s share repurchase program described in Note (2) below. The amounts in November 2025 and December 2025 include 311 and 91 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation’s restricted stock awards and are not a part of the Corporation’s share repurchase program described in Note (2) below.

(2) On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. The program does not have an expiration date and may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 1,211,224 shares of common stock for a total aggregate investment of $46.9 million.

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

PART II: ITEM 5. AND ITEM 6.

ITEM 6. [RESERVED]

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The historical consolidated financial data discussed below reflects historical results of operations and financial condition and should be read in conjunction with our financial statements and related notes thereto presented in Item 8 of this Annual Report on Form 10-K. In addition to historical financial data, this discussion includes certain forward-looking statements regarding events and trends that may affect our future results. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially. See our cautionary “Statement Regarding Forward-Looking Statements.” For a more complete discussion of the factors that could affect our future results, see “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

OVERVIEW

The Corporation is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana, in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank includes 111 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

ACQUISITION AND DIVESTITURE

On February 1, 2026, the Corporation completed the acquisition of First Savings Financial Group, Inc., an Indiana corporation (“First Savings”), pursuant to the Agreement and Plan of Merger, dated as of September 24, 2025, by and between the Corporation and First Savings (the “Merger Agreement”). Immediately following the Merger, First Savings Bank, a wholly-owned subsidiary of First Savings, merged with and into the Bank with the Bank surviving the merger and continuing its corporate existence.

First Savings was headquartered in Jeffersonville, Indiana and had 16 banking centers serving the southern Indiana market and had total assets of $2.4 billion (unaudited), total loans of $1.9 billion (unaudited), and total deposits of $1.7 billion (unaudited) as of December 31, 2025. The Corporation engaged in this transaction with the objective that the transaction would be accretive to earnings and add to the existing market area in Indiana that has a demographic profile consistent with many of the current Midwest markets served by the Bank. For the year ended December 31, 2025, the Corporation recorded merger-related expenses of $0.8 million related to the First Savings acquisition.

For additional information regarding the acquisition, see NOTE 2. ACQUISITIONS AND DIVESTITURES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. In addition, the Merger Agreement is filed as an exhibit to this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Generally accepted accounting principles require management to apply significant judgment to certain accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply those principles where actual measurement is not possible or practical. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material effect on the Corporation’s financial condition and results of operations. For a complete discussion of the Corporation’s significant accounting policies see NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Allowance for Credit Losses - Loans
As discussed in NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the allowance for credit losses on loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering available information obtained from internal and external sources that is relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable economic forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, the Corporation qualitatively adjusts model results for risk factors that are not inherently considered in the quantitative modeling process but are nonetheless relevant in assessing the expected credit losses within the loan portfolio. These adjustments may either increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that may be considered in making qualitative adjustments include, among other things, the impact of (i) changes in the nature and volume of the loan portfolio, (ii) changes in the existence, growth and effect of any concentrations in credit, (iii) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (iv) changes in the quality of the credit review function, (v) changes in the experience, ability and depth of lending management and staff, and (vi) other environmental factors such as regulatory, legal and technological considerations, as well as competition.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond management’s control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

The table below includes certain financial data of the Corporation for the previous 3 years:

(Dollars in Thousands, Except Share Data)	December 31,
	2025	2024	2023
Income Statement:
Net interest income	$536,013	$521,114	$545,400
Provision for credit losses	21,250	35,700	3,500
Noninterest income	126,934	125,580	105,602
Noninterest expense	382,583	379,266	388,270
Net income available to common stockholders	224,126	199,527	221,911
Per Share Data:
Average diluted common shares outstanding (in thousands)	57,726	58,533	59,489
Diluted net income available to common stockholders	$3.88	$3.41	$3.73
Cash dividends paid to common stockholders	1.43	1.39	1.34
Common dividend payout ratio (1)	36.86%	40.76%	35.92%
Book value per share	$42.87	$39.33	$37.40
Tangible common book value per share (2)	30.18	26.78	25.06
Performance Ratios:
Return on average assets	1.21%	1.09%	1.23%
Return on average stockholders' equity	9.43	8.86	10.43
Return on tangible common stockholders' equity (2)	14.08	13.71	16.76
Net interest margin (FTE) (3)	3.25	3.19	3.35
Efficiency ratio (2)	54.54	53.55	55.17
Net charge-offs as % of average loans	0.14	0.39	0.21
Allowance for credit losses - loans as % of total loans	1.42	1.50	1.64
Nonperforming assets / total assets %	0.38	0.43	0.32
Balance Sheet:
Total securities	$3,378,641	$3,460,695	$3,811,364
Total loans	13,811,786	12,873,022	12,504,961
Total assets	19,025,101	18,311,969	18,405,887
Total deposits	15,294,855	14,521,626	14,821,453
Total borrowings	999,934	1,158,185	1,028,776
Total stockholders' equity	2,466,667	2,304,983	2,247,713
Capital Ratios:
Total stockholders' equity to assets	12.97%	12.59%	12.21%
Tangible common stockholders' equity to tangible assets (2)	9.38	8.81	8.40
Total risk-based capital to risk-weighted assets	13.41	13.31	13.67
Tier 1 capital to risk-weighted assets	11.86	11.59	11.52
Common equity tier 1 capital to risk-weighted assets	11.70	11.43	11.35
Tier 1 capital to average assets	10.24	9.96	9.64
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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2025

The Corporation reported net income available to common stockholders and diluted earnings per common share for the year ended 2025 of $224.1 million and $3.88 per diluted common share, respectively, compared to $199.5 million and $3.41 per diluted common share, respectively, for the year ended 2024.

When adjusting for certain non-recurring items, adjusted net income available to common stockholders was $224.7 million and adjusted diluted earnings per common share totaled $3.89 for the year ended 2025, compared to $203.3 million and $3.47, respectively, for the year ended 2024. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2025, total assets equaled $19.0 billion, an increase of $713.1 million, or 3.9 percent, from December 31, 2024.

Cash and due from banks and interest-bearing deposits decreased $106.0 million from December 31, 2024. Total investment securities decreased $82.1 million from December 31, 2024, primarily due to $164.9 million in maturities and redemptions of available for sale securities and held to maturity securities and $10.0 million related to amortization of purchase premiums during the year ended December 31, 2025. These decreases were partially offset by $19.7 million in purchases and a $71.5 million decrease in unrealized losses within the available for sale securities portfolio. Investment securities represented 17.8 percent of total assets at December 31, 2025, compared to 18.9 percent at December 31, 2024. Additional details of the changes in the Corporation’s investment securities portfolio are discussed within NOTE 4. INVESTMENT SECURITIES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s total loan portfolio grew $938.8 million, or 7.3 percent, since December 31, 2024. The composition of the loan portfolio is 76.2 percent commercial‑oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 32.4 percent and 17.0 percent of the total loan portfolio, respectively. The increase was primarily driven by an increase in commercial and industrial and public finance and other commercial loans. Offsetting these increases was a decrease in individuals’ loans for household and other personal expenditures. Additional details of the changes in the Corporation’s loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s allowance for credit losses - loans (“ACL - Loans”) totaled $195.6 million as of December 31, 2025 and equaled 1.42 percent of total loans, compared to $192.8 million and 1.50 percent of total loans at December 31, 2024. During the year ended December 31, 2025, the Corporation recognized $18.4 million of net charge-offs, or 14 basis points of average loans, compared to net charge-offs of $49.4 million, or 39 basis points of average loans, for the year ended December 31, 2024. The Corporation recorded $21.3 million of provision for credit losses during 2025 compared to $35.7 million during 2024. Nonaccrual loans as of December 31, 2025 totaled $71.8 million, a decrease of $2.0 million from December 31, 2024, primarily due to an $11.3 million, $2.1 million and $0.8 million decrease in nonaccrual balances within the commercial real estate, non-owner occupied, construction and home equity loan classes, respectively. The decrease was offset by an $8.3 million, $2.5 million and $1.3 million increase in nonaccrual balances within the residential, commercial and industrial and commercial real estate, owner occupied loan classes, respectively. The coverage ratio of ACL - Loans to nonaccrual loans is 272.5 percent at December 31, 2025. Additional details of the Corporation’s allowance methodology and asset quality are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation’s premises and equipment decreased $8.7 million from December 31, 2024 primarily due to disposal of equipment no longer in use. Additional details of the Corporation’s disposal of fixed assets is discussed within NOTE 6. PREMISES AND EQUIPMENT of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

The Corporation’s tax asset, deferred and receivable decreased from $92.4 million at December 31, 2024 to $78.7 million at December 31, 2025, which included the Corporation’s net deferred tax asset decreasing from $85.9 million at December 31, 2024 to $67.2 million at December 31, 2025. The $18.7 million decrease in the Corporation’s net deferred tax asset was primarily attributable to changes in temporary differences, including the impact of unrealized gains and losses on available‑for‑sale securities, as well as other balance sheet‑driven items during the year.

Other assets decreased $12.6 million from December 31, 2024 and was driven by a $28.7 million decline in the fair value of derivative instruments included in other assets from $77.1 million at December 31, 2024 to $48.5 million at December 31, 2025. The decrease in derivatives is due primarily to a decline in market interest rates. This decrease was partially offset by an increase of $10.7 million related to the Corporation’s continual investment in community redevelopment funds and an increase of $4.5 million in the prepaid pension asset due to higher returns on plan assets compared to December 31, 2024. Additional details of the Corporation’s investments in community redevelopment funds and pension plan are discussed in NOTE 9. QUALIFIED AFFORDABLE HOUSING INVESTMENTS and NOTE 18. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposits increased $773.2 million, or 5.3 percent, from December 31, 2024. The majority of the organic deposit growth was due to increases in non-maturity deposits of $749.4 million. Lower interest rates have resulted in customers migrating funds from maturity time deposit products into non-maturity deposit products. Total deposits less time deposits greater than $100,000, or core deposits, represented 94.0 percent of the deposit portfolio at December 31, 2025. Noninterest bearing deposits represented 14.0 percent of the deposit portfolio at December 31, 2025, compared to 16.0 percent at December 31, 2024. The loan to deposit ratio increased to 90.3 percent at December 31, 2025, from 88.6 percent at December 31, 2024.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average account balance within the deposit portfolio was $38,000 at December 31, 2025. Insured deposits totaled 71.4 percent of total deposits, with the State of Indiana’s Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 14.0 percent of deposits and the FDIC providing insurance to the remaining 57.4 percent. Only 28.6 percent of deposits are uninsured and our available liquidity is sufficient to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings decreased $158.3 million as of December 31, 2025, compared to December 31, 2024. Federal funds purchased and Federal Home Loan Bank advances declined $59.2 million and $24.0 million, respectively, compared to December 31, 2024. Brokered certificates of deposit were used to support loan growth that exceeded deposit growth, reducing the need for overnight borrowings and Federal Home Loan Bank advances compared to the prior year. Subordinated debentures and other borrowings decreased $35.9 million due to the repayment of $30.0 million of Level One subordinated notes and $5.0 million of Fixed-to-Floating Rate Senior Notes due 2028 (“Senior Debt”) during 2025. Securities sold under repurchase agreements decreased $39.1 million from December 31, 2024 as clients shifted to other deposit products. Additional details of the Corporation’s borrowings are discussed within NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s other liabilities as of December 31, 2025 decreased $65.7 million from December 31, 2024, primarily due to a decrease in the derivative liabilities of $28.6 million, as a result of a decline in market interest rates, and a $23.0 million decrease in unfunded commitments related to the Corporation’s Low-Income Housing Tax Credit (“LIHTC”) partnerships.

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

When adjusting for certain non-recurring items, adjusted net income available to common stockholders for the year ended 2024 was $203.3 million and adjusted diluted earnings per common share totaled $3.47, compared to $236.7 million and $3.98, respectively, for the year ended 2023. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of non-GAAP measures to their most comparable GAAP measures, see “NON-GAAP FINANCIAL MEASURES” within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2024, total assets equaled $18.3 billion, a decrease of $93.9 million, or 0.5 percent, from December 31, 2023.

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

The Corporation’s total loan portfolio grew $368.1 million, or 2.9 percent, since December 31, 2023. The composition of the loan portfolio is 75.0 percent commercial oriented with the largest loan classes of commercial and industrial and commercial real estate, non-owner occupied, representing 31.9 percent and 17.7 percent of the total loan portfolio, respectively. The increase was primarily driven by an increase in commercial and industrial, public finance and other commercial loans, and residential real estate loans. Partially offsetting those increases was a decrease in construction and commercial real estate, non-owner occupied loans. Additional details of the changes in the Corporation’s loan portfolio are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s ACL - Loans totaled $192.8 million as of December 31, 2024 and equaled 1.50 percent of total loans, compared to $204.9 million and 1.64 percent of total loans at December 31, 2023. During the year ended December 31, 2024, the Corporation recognized $49.4 million of net charge-offs, or 39 basis points of average loans, compared to net charge-offs of $25.6 million, or 21 basis points of average loans, for the year ended December 31, 2023. The increase in net charge-offs is primarily related to two commercial and industrial relationships that accounted for $42.7 million of charge-offs during 2024. One borrower experienced a sudden change in revenue from the cancellation and inability to renegotiate their contracts with the U.S. Government. This negatively impacted the value of the borrower’s business and resulted in their inability to repay the principal and interest. The second borrower provided notification of its plans to cease operations, which resulted in their inability to repay principal and interest and a charge-off for the Corporation. The Corporation recorded $35.7 million of provision for credit losses during 2024 compared to $3.5 million during 2023. The increase in the provision for credit losses was primarily driven by the increase in net charge-offs described above. Nonaccrual loans as of December 31, 2024 totaled $73.8 million, an increase of $20.2 million from December 31, 2023, primarily due to a $24.1 million increase in nonaccrual balances within the construction loan class. The increase was partially offset by a $3.6 million decrease in nonaccrual balances within the residential loan class. The coverage ratio of ACL - Loans to nonaccrual loans is 261.3 percent at December 31, 2024. Additional details of the Corporation’s allowance methodology and asset quality are discussed within NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Deposits decreased $299.8 million from December 31, 2023. The decrease in deposits was primarily driven by the sale of $267.4 million of deposits related to the Illinois branch sale that closed in the fourth quarter of 2024. Total deposits excluding time deposits greater than $100,000 represented 92.8 percent of the deposit portfolio at December 31, 2024. Noninterest bearing deposits represented 16.0 percent of the deposit portfolio, down slightly from 16.9 percent as of December 31, 2023. The decline is the result of a mix shift occurring across the industry as clients moved into higher yielding deposit products.

The average account balance within the deposit portfolio was $35,000 at December 31, 2024. Insured deposits totaled 70.6 percent of total deposits, with the State of Indiana’s Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 14.0 percent of deposits and the FDIC providing insurance to the remaining 56.6 percent. Only 29.4 percent of deposits were uninsured and our available liquidity was ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

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

The Corporation’s other liabilities as of December 31, 2024 increased $22.0 million from December 31, 2023, primarily due to an increase in unfunded commitments related to the Corporation’s LIHTC partnerships which totaled $35.8 million.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

The Corporation’s accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Corporation provides non-GAAP performance measures, which management believes are useful because they assist investors in assessing the Corporation’s performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found in the following tables.

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

Non-GAAP financial measures such as tangible common stockholders’ equity, tangible assets, tangible common stockholders’ equity to tangible assets, tangible book value per common share, tangible net income available to common stockholders, diluted tangible net income per common share, return on average tangible common stockholders’ equity and return on average tangible assets are important measures of the strength of the Corporation’s capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive income (loss) in stockholders’ equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE (NON-GAAP)
(Dollars In Thousands, Except Per Share Amounts)
	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net income available to common stockholders (GAAP)	$224,126	$199,527	$221,911
Adjustments:
PPP loan income	—	—	(49)
Net realized losses on sales of available for sale securities	8	20,757	6,930
Gain on branch sale	—	(19,983)	—
Acquisition-related expenses	800	—	—
Non-core expenses (1),(2),(3)	(110)	4,243	12,682
Tax on adjustments	(169)	(1,229)	(4,767)
Adjusted net income available to common stockholders (non-GAAP)	$224,655	$203,315	$236,707

Average diluted common shares outstanding (in thousands)	57,726	58,533	59,489

Diluted earnings per common share (GAAP)	$3.88	$3.41	$3.73
Adjustments:
Net realized losses on sales of available for sale securities	—	0.35	0.12
Gain on branch sale	—	(0.34)	—
Acquisition-related expenses	0.01	—	—
Non-core expenses (1),(2)	—	0.07	0.21
Tax on adjustments	—	(0.02)	(0.08)
Adjusted diluted earnings per common share (non-GAAP)	$3.89	$3.47	$3.98

(1) Non-core expenses in 2025 included a $0.7 million reduction in the FDIC special assessment and $0.6 million of severance costs.
(2) Non-core expenses in 2024 included $2.4 million from digital platform conversion costs, $1.1 million from the FDIC special assessment, and $0.8 million of costs directly related to the branch sale.

(3) Non-core expenses in 2023 included $6.3 million from early-retirement and severance costs, $4.3 million from the FDIC special assessment, and $2.1 million from a lease termination.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TANGIBLE COMMON STOCKHOLDERS' EQUITY TO TANGIBLE ASSETS (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)

	December 31, 2025	December 31, 2024
Total stockholders' equity (GAAP)	$2,466,667	$2,304,983
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(725,802)	(731,830)
Tangible common stockholders' equity (non-GAAP)	$1,715,740	$1,548,028
Total assets (GAAP)	$19,025,101	$18,311,969
Less: Intangible assets (GAAP)	(725,802)	(731,830)
Tangible assets (non-GAAP)	$18,299,299	$17,580,139
Stockholders' equity to assets (GAAP)	12.97%	12.59%
Tangible common stockholders' equity to tangible assets (non-GAAP)	9.38%	8.81%

Tangible common stockholders' equity (non-GAAP)	$1,715,740	$1,548,028
Plus: Tax benefit of intangibles (non-GAAP)	2,966	4,263
Tangible common stockholders' equity, net of tax (non-GAAP)	$1,718,706	$1,552,291
Common stock outstanding	56,952	57,975
Book value per common share (GAAP)	$42.87	$39.33
Tangible book value per common share (non-GAAP)	$30.18	$26.78

DILUTED TANGIBLE NET INCOME PER COMMON SHARE, RETURN ON AVERAGE TANGIBLE ASSETS AND RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)

	December 31, 2025	December 31, 2024	December 31, 2023
Average goodwill (GAAP)	$712,002	$712,002	$712,002
Average other intangibles (GAAP)	16,806	23,298	31,331
Average deferred tax on other intangibles (GAAP)	(3,615)	(5,005)	(6,731)
Intangible adjustment (non-GAAP)	$725,193	$730,295	$736,602
Average stockholders' equity (GAAP)	$2,375,500	$2,252,491	$2,127,262
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(725,193)	(730,295)	(736,602)
Average tangible common stockholders' equity (non-GAAP)	$1,625,182	$1,497,071	$1,365,535
Average assets (GAAP)	$18,633,952	$18,400,495	$18,186,507
Intangible adjustment (non-GAAP)	(725,193)	(730,295)	(736,602)
Average tangible assets (non-GAAP)	$17,908,759	$17,670,200	$17,449,905
Net income available to common stockholders (GAAP)	$224,126	$199,527	$221,911
Other intangible amortization, net of tax (GAAP)	4,762	5,744	6,907
Tangible net income available to common stockholders (non-GAAP)	228,888	205,271	228,818
Preferred stock dividend	1,875	1,875	1,875
Tangible net income (non-GAAP)	$230,763	$207,146	$230,693
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$3.88	$3.41	$3.73
Diluted tangible net income per common share (non-GAAP)	$3.97	$3.51	$3.85
Ratios:
Return on average stockholders' equity (GAAP)	9.43%	8.86%	10.43%
Return on average tangible common stockholders' equity (non-GAAP)	14.08%	13.71%	16.76%
Return on average assets (GAAP)	1.21%	1.09%	1.23%
Return on average tangible assets (non-GAAP)	1.29%	1.17%	1.32%

Return on average tangible common stockholders’ equity is tangible net income expressed as a percentage of average tangible common stockholders’ equity.  Return on average tangible assets is tangible net income expressed as a percentage of average tangible assets.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EFFICIENCY RATIO (NON-GAAP)
(Dollars In Thousands)
	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Noninterest expense (GAAP)	$382,583	$379,266	$388,270
Less: Intangible asset amortization	(6,028)	(7,271)	(8,743)
Less: Other real estate owned and foreclosure expense	(1,525)	(2,076)	(3,318)
Adjusted noninterest expense (non-GAAP)	$375,030	$369,919	$376,209

Net interest income (GAAP)	$536,013	$521,114	$545,400
Plus: Fully taxable equivalent adjustment	24,720	23,326	23,943
Net interest income on a fully taxable equivalent basis (non-GAAP)	$560,733	$544,440	$569,343

Noninterest income (GAAP)	$126,934	$125,580	$105,602
Less: Investment securities losses	8	20,757	6,930
Adjusted noninterest income (non-GAAP)	$126,942	$146,337	$112,532
Adjusted revenue (non-GAAP)	$687,675	$690,777	$681,875
Efficiency ratio (non-GAAP)	54.54%	53.55%	55.17%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NET INTEREST INCOME

Net interest income is the most significant component of the Corporation’s earnings, comprising 80.9 percent of revenues for the year ended December 31, 2025. Net interest income and net interest margin are influenced by the volume and mix of earning assets and funding sources, as well as prevailing interest rate conditions. Other factors include accretion income on purchased loans, loan prepayment activity and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, the Federal Reserve’s monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and our net interest income and net interest margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on a fully taxable equivalent (“FTE”) basis in the tables that follow to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2025, 2024, and 2023.

The FTE analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that presenting net interest margin and net interest income on an FTE basis is a standard practice in the banking industry. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

Net interest margin, on an FTE basis, increased 6 basis points to 3.25 percent for the year ended December 31, 2025 compared to 3.19 percent for the same period in 2024.

Average Balance Sheet
Average earning assets for the year ended December 31, 2025 increased $210.3 million compared to the same period in 2024. The increase was driven by a $686.4 million, or 5.4 percent, increase in average total loans, which reached $13.3 billion. Average commercial loans and tax-exempt loans increased $404.2 million and $216.3 million, respectively. The increase in average total loans was partially offset by a $334.6 million decline in average investment securities and a $146.0 million decline in interest-bearing deposits, consistent with the Corporation’s strategy to reallocate assets toward higher-yielding loans.

Total average deposits were essentially flat year over year at $14.8 billion for the year ended December 31, 2025 compared to the same period in 2024. Average interest-bearing deposits increased by $192.1 million, driven by increases in money market deposits, partially offset by declines in certificates and other time deposits and savings deposits. Average noninterest-bearing deposits decreased by $192.6 million, reflecting continued client migration into interest-bearing products.

Average borrowings increased $133.7 million, or 13.3 percent, for the year ended December 31, 2025 compared to the same period of 2024. This increase was primarily driven by increases of $140.7 million and $38.9 million in the average balance of FHLB advances and federal funds purchased, respectively. Partially offsetting these increases was a $35.5 million decrease in the average balance of subordinated debt, reflecting the Corporation’s redemption of $30.0 million in the first quarter of 2025 and the redemption of $5.0 million of Senior Debt in the third quarter of 2025. The increase in borrowings supported loan growth and helped manage the funding mix while prudently optimizing the Corporation’s overall cost of funds.

Interest Income/Expense and Average Yields
FTE net interest income increased $16.3 million, or 3.0 percent, for the year ended December 31, 2025 compared to the same period of 2024. The net interest margin improved to 3.25 percent from 3.19 percent, driven by a 35 basis point reduction in the cost of interest-bearing liabilities to 2.82 percent from 3.17 percent. This benefit more than offset a 19 basis point decline in asset yields to 5.50 percent, which was partially mitigated by a $3.3 million interest recovery recognized in the fourth quarter of 2025, which favorably impacted net interest margin by approximately 2 basis points.

Interest income on an FTE basis decreased $21.8 million for the year ended December 31, 2025, compared to the same period of 2024. The decrease was primarily due to lower yields on variable rate loans following the Federal Open Market Committee’s 100 basis point rate cut in the second half of 2024 and an additional 75 basis point reduction in the second half of 2025. The yield on commercial loans and tax-exempt loans decreased 55 basis points and 54 basis points, respectively, in 2025 compared to 2024.

Interest expense on deposits decreased $38.1 million, reflecting lower rates across all deposit categories. The total cost of interest-bearing liabilities decreased 35 basis points, to 2.82 percent for the year ended December 31, 2025, down from 3.17 percent for the same period in 2024. The reduction in funding costs more than offset the decline in asset yields and resulted in a 16 basis point improvement in the FTE net interest spread, which increased to 2.68 percent from 2.52 percent.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the years ended December 31, 2025, 2024 and 2023.

	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
(Dollars in Thousands)	2025			2024			2023
Assets:
Interest-bearing deposits	$272,164	$8,127	2.99%	$418,163	$16,992	4.06%	$431,581	$17,719	4.11%
Federal Home Loan Bank stock	46,289	4,209	9.09	41,736	3,527	8.45	41,319	3,052	7.39
Investment securities: (1)
Taxable	1,585,375	32,662	2.06	1,759,578	36,086	2.05	1,854,438	35,207	1.90
Tax-exempt (2)	2,040,082	63,230	3.10	2,200,466	67,705	3.08	2,366,475	73,566	3.11
Total Investment Securities	3,625,457	95,892	2.64	3,960,044	103,791	2.62	4,220,913	108,773	2.58
Loans held for sale	26,199	1,603	6.12	29,650	1,792	6.04	21,766	1,292	5.94
Loans: (3)
Commercial	9,091,847	621,298	6.83	8,687,638	641,393	7.38	8,519,706	603,611	7.08
Real estate mortgage	2,211,726	101,203	4.58	2,158,743	94,890	4.40	2,035,488	82,183	4.04
HELOC and installment	846,430	62,323	7.36	830,079	65,577	7.90	830,006	60,751	7.32
Tax-exempt (2)	1,144,476	54,857	4.79	928,214	43,370	4.67	891,008	40,448	4.54
Total Loans	13,320,678	841,284	6.32	12,634,324	847,022	6.70	12,297,974	788,285	6.41
Total Earning Assets	17,264,588	949,512	5.50%	17,054,267	971,332	5.69%	16,991,787	917,829	5.40%
Total Non-earning Assets	1,369,364			1,346,228			1,194,720
Total Assets	$18,633,952			$18,400,495			$18,186,507
Liabilities:
Interest-bearing deposits:
Interest-bearing deposits	$5,580,592	$141,945	2.54%	$5,506,492	$157,984	2.87%	$5,435,733	$138,012	2.54%
Money market deposits	3,762,100	118,188	3.14	3,061,461	106,026	3.46	2,884,271	83,777	2.90
Savings deposits	1,278,138	9,962	0.78	1,463,707	14,587	1.00	1,694,230	14,606	0.86
Certificates and other time deposits	2,016,857	74,184	3.68	2,413,900	107,530	4.45	1,923,268	69,697	3.62
Total Interest-bearing Deposits	12,637,687	344,279	2.72	12,445,560	386,127	3.10	11,937,502	306,092	2.56
Borrowings	1,138,760	44,500	3.91	1,005,017	40,765	4.06	1,111,472	42,394	3.81
Total Interest-bearing Liabilities	13,776,447	388,779	2.82	13,450,577	426,892	3.17	13,048,974	348,486	2.67
Noninterest-bearing deposits	2,178,427			2,371,004			2,783,996
Other liabilities	303,578			326,423			226,275
Total Liabilities	16,258,452			16,148,004			16,059,245
Stockholders' Equity	2,375,500			2,252,491			2,127,262
Total Liabilities and Stockholders' Equity	$18,633,952			$18,400,495			$18,186,507
Net Interest Income (FTE)		$560,733			$544,440			$569,343
Net Interest Spread (FTE) (4)			2.68%			2.52%			2.73%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.50%			5.69%			5.40%
Interest Expense / Average Earning Assets			2.25%			2.50%			2.05%
Net Interest Margin (FTE) (5)			3.25%			3.19%			3.35%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustment. Annualized amounts are computed using a 30/360-day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2025, 2024 and 2023. These totals equal $24.7 million, $23.3 million and $23.9 million, respectively.

(3) Nonaccrual loans have been included in the average balances.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NONINTEREST INCOME

Noninterest income increased $1.4 million, or 1.1 percent, to $126.9 million for the year ended December 31, 2025 compared to 2024. The increase was primarily driven by a $20.7 million reduction in net realized losses on sales of available for sale securities, as net losses of $20.8 million were recognized in 2024. Partially offsetting this increase was the absence of a $20.0 million gain on the Illinois branch sale recognized in the fourth quarter of 2024. Additionally, customer fee-based revenues contributed positively to noninterest income growth in 2025. Service charges on deposit accounts and fiduciary and wealth management fees increased $1.7 million and $1.3 million, respectively, for the year ended December 31, 2025 compared to 2024.

Noninterest income totaled $125.6 million in 2024, an increase of $20.0 million, or 18.9 percent, from 2023. The Corporation recorded a $20.0 million gain on the Illinois branch sale during the fourth quarter of 2024. This was partially offset by a $13.8 million increase in net realized losses on sales of available for sale securities compared to 2023. Additionally, the Corporation realized higher gains on sales of mortgage loans and increased private wealth fees of $5.2 million and $3.4 million, respectively. Other income increased $3.6 million primarily related to an increase in the valuation of CRA fund investments in 2024 compared to 2023.

NONINTEREST EXPENSE

Noninterest expense increased $3.3 million, or 0.9 percent, to $382.6 million for the year ended December 31, 2025, primarily due to increases of $3.9 million in salaries and employee benefits and $1.8 million in equipment expense compared to 2024. These increases were partially offset by a decrease of $1.6 million in FDIC assessments, driven by a reduction of the special assessment accrual originally recorded in the first quarter of 2024 following the 2023 bank failures and a $1.2 million decrease in intangible assets amortization.

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

INCOME TAXES

The Corporation’s federal statutory income tax rate for 2025 was 21 percent, and its state income tax rate varies from 0 to 9.5 percent depending on the state in which the Corporation’s subsidiary entities operate. The Corporation’s effective tax rate is lower than the blended effective statutory federal and state rates primarily due to tax‑exempt income earned on municipal securities and loans, income generated by subsidiaries operating in states with no state or local income tax, income tax credits generated from investments in affordable housing projects, and tax‑exempt earnings on bank‑owned life insurance contracts.

Income tax expense totaled $33.1 million in 2025 on pre-tax income of $259.1 million, resulting in an effective tax rate of 12.8 percent. For 2024, income tax expense was $30.3 million on pre-tax income of $231.7 million, resulting in an effective tax rate of 13.1 percent. The lower effective income tax rate in 2025 compared to 2024 was primarily driven by increased income tax credits generated from investments in affordable housing projects. A detailed reconciliation of the federal statutory rate to the Corporation’s effective income tax rate is shown in NOTE 19. INCOME TAXES of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Corporation’s tax asset, deferred and receivable decreased from $92.4 million at December 31, 2024 to $78.7 million at December 31, 2025. This decrease included a reduction in the Corporation’s net deferred tax asset from $85.9 million at December 31, 2024 to $67.2 million at December 31, 2025. The $18.7 million decrease in the net deferred tax asset was primarily attributable to changes in temporary differences during the year, including the impact of unrealized gains and losses on available for sale securities, as well as other balance sheet driven tax adjustments.

CAPITAL

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at December 31, 2025 and 2024. During the twelve months ended December 31, 2025 and 2024, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), totaling approximately $1.9 million, respectively. The Series A preferred stock qualifies as Tier 1 capital for purposes of the regulatory capital calculations.

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

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation’s outstanding shares at the time the program became effective. The Corporation repurchased 1.2 million shares of its common stock pursuant to the repurchase program during 2025, for total consideration of $46.9 million. The average purchase price was $38.71 per share. As of December 31, 2025, approximately 1.7 million shares remained available for repurchase under the program, with an aggregate remaining authorization of $53.1 million.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. For the twelve months ended December 31, 2025 and 2024, the Corporation recorded excise tax of $0.4 million and $0.5 million, respectively, related to its share repurchase during the period, which is reflected in stockholders’ equity as a component of additional paid-in capital.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital, and CET 1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is engaged in unsafe or unsound practices. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Under the fully phased-in Basel III capital rules, the Corporation and the Bank are required to maintain the minimum capital and leverage ratios, including a 2.5 percent capital conservation buffer, as illustrated in the table below. In order to avoid limitations on capital distributions, including dividends, the Corporation must maintain capital levels above these minimum requirements. The Corporation and Bank have elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2025, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

The Corporation’s and Bank’s actual and required capital ratios as of December 31, 2025 and December 31, 2024 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,121,288	13.41%	$1,660,386	10.50%	N/A	N/A
First Merchants Bank	2,074,790	13.11	1,661,540	10.50	$1,582,419	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,875,892	11.86%	$1,344,122	8.50%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,345,056	8.50	$1,265,935	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,850,892	11.70%	$1,106,924	7.00%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,107,693	7.00	$1,028,572	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,875,892	10.24%	$732,768	4.00%	N/A	N/A
First Merchants Bank	1,876,817	10.18	737,699	4.00	$922,124	5.00%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,030,362	13.31%	$1,601,175	10.50%	N/A	N/A
First Merchants Bank	1,967,738	12.89	1,602,417	10.50	$1,526,112	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,767,468	11.59%	$1,296,189	8.50%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,297,195	8.50	$1,220,889	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,742,468	11.43%	$1,067,450	7.00%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,068,278	7.00	$991,973	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,767,468	9.96%	$710,089	4.00%	N/A	N/A
First Merchants Bank	1,776,738	9.92	716,172	4.00	$895,215	5.00%

On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70.0 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5.0 million and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due October 30, 2028 in the aggregate principal amount of $65.0 million. The Corporation exercised its right to redeem $65.0 million of the subordinated debt on the scheduled interest payment date during the first half of 2024 and the Corporation redeemed the $5.0 million of the Senior Debt on the scheduled interest payment date of July 30, 2025.

On April 1, 2022, the Corporation assumed $30.0 million of subordinated notes in conjunction with its acquisition of Level One. On February 14, 2025, the Corporation, through its trustee, distributed notice of redemption of all $30.0 million in principal amount of its 4.75 percent Fixed-to-Floating Subordinated Notes due December 18, 2029. The Corporation exercised its right to redeem $30.0 million of the subordinated debt on the scheduled interest payment date of March 18, 2025.

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common stockholders’ equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier 1 regulatory capital consists primarily of total common stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of GAAP measures to regulatory measures are detailed in the following table for the periods indicated.

	December 31, 2025		December 31, 2024
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,466,667	$2,469,036	$2,304,983	$2,315,701
Adjust for Accumulated Other Comprehensive Loss (1)	130,135	128,247	188,685	186,808
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(720,688)	(720,241)	(725,504)	(725,056)
Less: Disallowed Deferred Tax Assets	(97)	(100)	(571)	(590)
Total Tier 1 Capital (Regulatory)	1,875,892	1,876,817	1,767,468	1,776,738
Qualifying Subordinated Debentures	47,559	—	72,040	—
Allowance for Credit Losses Includible in Tier 2 Capital	197,837	197,973	190,854	191,000
Total Risk-Based Capital (Regulatory)	$2,121,288	$2,074,790	$2,030,362	$1,967,738

Net Risk-Weighted Assets (Regulatory)	$15,813,198	$15,824,187	$15,249,287	$15,261,118
Average Assets (Regulatory)	$18,319,204	$18,442,484	$17,752,227	$17,904,307

Total Risk-Based Capital Ratio (Regulatory)	13.41%	13.11%	13.31%	12.89%
Tier 1 Capital to Risk-Weighted Assets (Regulatory)	11.86%	11.86%	11.59%	11.64%
Tier 1 Capital to Average Assets (Regulatory)	10.24%	10.18%	9.96%	9.92%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$1,875,892	$1,876,817	$1,767,468	$1,776,738
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,850,892	$1,876,817	$1,742,468	$1,776,738

Net Risk-Weighted Assets (Regulatory)	$15,813,198	$15,824,187	$15,249,287	$15,261,118
CET1 Capital Ratio (Regulatory)	11.70%	11.86%	11.43%	11.64%
(1) Includes net unrealized gains or losses on available for sale securities and amounts resulting from the application of the applicable accounting guidance for defined benefit and other postretirement plans.

In management’s view, certain non-GAAP financial measures, when taken together with the corresponding GAAP financial measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP financial measures and ratios in assessing our operating results, related trends, and when forecasting future periods. However, these non-GAAP financial measures should be considered in addition to, and not a substitute for or preferable to, financial measures and ratios presented in accordance with GAAP.

The Corporation’s tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation’s use of equity and in facilitating period-to-period and company-to-company comparisons. The tangible common equity to tangible assets ratio was 9.38 percent at December 31, 2025, and 8.81 percent at December 31, 2024. The increase in the tangible common equity to tangible assets ratio was primarily due to tangible common equity increasing $167.7 million, or 10.8 percent, while tangible assets increased $719.2 million, or 4.1 percent, from 2024. The growth in tangible common equity was primarily due to 2025 net income earned of $226.0 million and other comprehensive income of $58.6 million partially offset by common stock repurchases totaling $46.9 million. The increase in tangible assets was mostly attributable to a $937.3 million increase in loans partially offset by decreases of $102.6 million and $102.7 million in the balance of interest bearing deposits and held to maturity investment securities, respectively.

Non-GAAP financial measures such as tangible common stockholders’ equity to tangible assets, diluted tangible net income per common share, return on average tangible assets and return on average tangible common stockholders’ equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but retain the effect of accumulated other comprehensive losses in stockholders’ equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at December 31, 2025 and December 31, 2024.

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

At December 31, 2025, nonaccrual loans totaled $71.8 million, a decrease of $2.0 million from December 31, 2024, primarily due to an $11.3 million, $2.1 million and $0.8 million decrease in nonaccrual balances within the commercial real estate, non-owner occupied, construction and home equity loan classes, respectively. The decrease was offset by an $8.3 million, $2.5 million and $1.3 million increase in nonaccrual balances within the residential, commercial and industrial and commercial real estate, owner occupied loan classes, respectively

At December 31, 2025, loans 90-days or more delinquent and still accruing totaled $2.0 million, a decrease of $3.9 million from December 31, 2024.

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

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Nonperforming assets:
Nonaccrual loans	$71,773	$73,773
OREO and Repossessions	658	4,948
Nonperforming assets	72,431	78,721
Loans 90-days or more delinquent and still accruing	2,042	5,902
Nonperforming assets and loans 90-days or more delinquent	$74,473	$84,623

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$10,861	$10,100
Agricultural land, production and other loans to farmers	250	75
Real estate loans:
Construction	23,776	28,312
Commercial real estate, non-owner occupied	837	16,838
Commercial real estate, owner occupied	3,705	2,440
Residential	30,786	21,927
Home equity	4,238	4,924
Individual's loans for household and other personal expenditures	20	7
Nonperforming assets and loans 90-days or more delinquent	$74,473	$84,623

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

The CECL allowance is maintained through the provision for credit losses, which is a charge against earnings. Based on management’s judgment as to the appropriate level of the allowance for credit losses, the amount provided in any period may be greater or less than net loan losses for the same period. The determination of the provision amount and the adequacy of the allowance in any period is based on management’s continuing review and evaluation of the loan portfolio, including portfolio composition, credit quality trends, and changes in economic conditions.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s total loan balance, excluding loans held for sale, increased $937.3 million, ending December 31, 2025 at $13.8 billion. At December 31, 2025, the ACL - Loans totaled $195.6 million, which represents an increase of $2.8 million from December 31, 2024. The Corporation had $18.4 million of net charge-offs during the year ended December 31, 2025. As a percentage of loans, the ACL - Loans was 1.42 percent at December 31, 2025, compared to 1.50 percent at December 31, 2024 and 1.64 percent at December 31, 2023. The Corporation deems the current estimate for loan portfolio credit exposure as appropriate.

The Corporation’s credit loss experience is presented in the table below for the years indicated.

(Dollars in Thousands)	2025	2024	2023
Allowance for credit losses - loans:
Balances, January 1	$192,757	$204,934	$223,277
Loans charged off	(24,221)	(54,243)	(28,039)
Recoveries on loans	5,811	4,866	2,396
Net charge-offs	(18,410)	(49,377)	(25,643)
Provision for credit losses - loans	21,250	37,200	7,300
Balances, December 31	$195,597	$192,757	$204,934
Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.39%	0.21%
Ratio of allowance for credit losses - loans to nonaccrual loans	272.5%	261.3%	382.5%
Ratio of allowance for credit losses - loans to total loans outstanding	1.42%	1.50%	1.64%

In 2025, the Corporation recorded $21.3 million in provision for credit losses - loans. In 2024, the Corporation recorded a $37.2 million provision for credit losses - loans, which was offset by a release in reserve of $1.5 million related to the allowance for unfunded commitments, resulting in a net provision expense for the year ended December 31, 2024 of $35.7 million.

Net charge-offs totaling $18.4 million, $49.4 million, and $25.6 million were recognized for the years ended December 31, 2025, 2024, and 2023, respectively. The distribution of the net charge-offs (recoveries) for the twelve months ended December 31, 2025, 2024, and 2023 is reflected in the following table.

(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net charge-offs:
Commercial and industrial loans	$13,471	$47,046	$22,269
Real estate loans:
Construction	63	—	—
Commercial real estate, non-owner occupied	265	193	20
Commercial real estate, owner occupied	377	(77)	36
Residential	1,794	1,235	471
Home equity	993	(405)	1,856
Individuals loans for household and other personal expenditures	1,447	1,385	991
Total net charge-offs	$18,410	$49,377	$25,643

Management continually evaluates the commercial loan portfolio by including consideration of specific borrower cash flow analysis and estimated collateral values, types and amounts on nonperforming loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The Corporation continues to monitor economic forecast changes, loan growth and credit quality to determine provision needs in subsequent periods.

GOODWILL

During the fourth quarter of 2025 and 2024, the Corporation performed its annual goodwill impairment testing and the fair value exceeded the Corporation’s carrying value. Based on the analysis performed, the Corporation concluded goodwill was not impaired as of December 31, 2025 and 2024.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.4 billion at December 31, 2025, an increase of $20.6 million, or 1.5 percent, from December 31, 2024. Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and maturing in one year or less totaled $7.0 million at December 31, 2025. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base. Federal funds purchased and securities sold under agreements to repurchase are considered additional sources of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as a funding source. At December 31, 2025, total borrowings from the FHLB were $798.5 million and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at December 31, 2025 was $819.9 million and $5.3 billion, respectively.

The following table presents the Corporation’s material cash requirements from known contractual and other obligations at December 31, 2025:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$13,252,258	$—	$13,252,258
Certificates and other time deposits	1,747,870	294,727	2,042,597
Securities sold under repurchase agreements	103,755	—	103,755
Federal Home Loan Bank advances	75,000	723,549	798,549
Federal Funds Purchased	40,000	—	40,000
Subordinated debentures and other borrowings	1,293	56,337	57,630
Total	$15,220,176	$1,074,613	$16,294,789

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

Summarized credit-related financial instruments at December 31, 2025 are as follows:

(Dollars in Thousands)	December 31, 2025
Amounts of Commitments:
Loan commitments to extend credit	$5,586,510
Standby letters of credit	73,997
$5,660,507

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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation’s liquidity and interest sensitivity position at December 31, 2025, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s interest rate sensitivity analysis as of December 31, 2025.

	December 31, 2025
(Dollars in Thousands)	1-180 Days	181-365 Days	1-5 Years	Beyond 5 Years	Total
Rate-Sensitive Assets:
Interest-bearing deposits	$196,300	$—	$—	$—	$196,300
Investment securities	112,689	91,681	674,975	2,499,296	3,378,641
Loans	8,233,977	630,196	3,170,710	1,581,306	13,616,189
Federal Home Loan Bank stock	—	—	47,245	—	47,245
Total rate-sensitive assets	$8,542,966	$721,877	$3,892,930	$4,080,602	$17,238,375
Rate-Sensitive Liabilities:
Interest-bearing deposits	$12,200,984	$664,046	$292,471	$92	$13,157,593
Federal funds purchased	103,755	—	—	—	103,755
Securities sold under repurchase agreements	—	75,000	660,000	63,549	798,549
Federal Home Loan Bank advances	53,107	—	—	4,523	57,630
Subordinated debentures and term loans	40,000	—	—	—	40,000
Total rate-sensitive liabilities	$12,397,846	$739,046	$952,471	$68,164	$14,157,527
Interest rate sensitivity gap by period	$(3,854,880)	$(17,169)	$2,940,459	$4,012,438
Cumulative rate sensitivity gap	$(3,854,880)	$(3,872,049)	$(931,590)	$3,080,848
Cumulative rate sensitivity gap ratio
at December 31, 2025	68.9%	70.5%	93.4%	121.8%
at December 31, 2024	63.4%	68.5%	93.4%	123.4%

The Corporation had a cumulative negative gap of $3.9 billion in the one-year horizon at December 31, 2025, or 20.4 percent of total assets.

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

The comparative rising 100 and 200 basis points and falling 100 and 200 basis points scenarios below, as of December 31, 2025 and 2024, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for rising 100 and 200 basis points and falling 100 and 200 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at December 31, 2025 and 2024. The change from the base case represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	December 31, 2025	December 31, 2024
Rising 200 basis points from base case	4.5%	4.1%
Rising 100 basis points from base case	2.4%	2.5%
Falling 100 basis points from base case	(2.8)%	(2.2)%
Falling 200 basis points from base case	(5.6)%	(4.5)%

PART II: ITEM 7. AND ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPOSITS AND BORROWINGS

The table below reflects the level of deposits and borrowed funds at December 31, 2025 and 2024.

	December 31,	December 31,
(Dollars in Thousands)	2025	2024
Deposits:
Demand deposits	$7,770,473	$7,980,061
Savings deposits	5,481,785	4,522,758
Certificates and other time deposits of $100,000 or less	603,690	692,068
Certificates and other time deposits of $100,000 or more	915,293	1,043,068
Brokered certificates of deposits	523,614	283,671
Total deposits	15,294,855	14,521,626
Federal funds purchased	40,000	99,226
Securities sold under repurchase agreements	103,755	142,876
Federal Home Loan Bank advances	798,549	822,554
Subordinated debentures and term loans	57,630	93,529
	$16,294,789	$15,679,811

Deposits increased $773.2 million from December 31, 2024. The majority of the organic deposit growth was due to increases in non-maturity deposits of $749.4 million. Lower interest rates have resulted in customers migrating funds from maturity time deposit products into non-maturity deposit products.

Federal funds purchased decreased $59.2 million, and securities sold under repurchase agreements decreased $39.1 million from December 31, 2024, respectively. The Corporation utilized brokered certificates of deposit to support loan growth that exceeded deposit growth, reducing the need for overnight borrowings during the year ended December 31, 2025. Further discussion regarding federal funds purchased and repurchase agreements is included in NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Federal Home Loan Bank advances decreased $24.0 million compared to December 31, 2024 as the Corporation utilized brokered certificates of deposit to support loan growth that exceeded deposit growth, reducing the need for Federal Home Loan Bank advances during 2025. Further discussion regarding FHLB advances is included in NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “LIQUIDITY”. Additionally, the interest rate risk is included as part of the Corporation’s interest simulation discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “INTEREST SENSITIVITY AND DISCLOSURES ABOUT MARKET RISK”.

Subordinated debentures and term loans decreased $35.9 million compared to December 31, 2024. During 2025, the Corporation exercised its right to redeem $30.0 million in principal of the Level One Subordinated Notes and $5.0 million of First Merchants Senior Debt, and paid the debt in full on the scheduled interest payment dates. Additional details regarding the subordinated debentures and other borrowings are discussed within NOTE 11. BORROWINGS of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Merchants Corporation (the “Corporation”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Note 5 to the consolidated financial statements, the Corporation’s allowance for credit losses (ACL) on loans was $195.6 million at December 31, 2025. The ACL is an estimate of current expected credit losses in the loan portfolio. The determination of the ACL requires significant judgment reflecting the Corporation’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

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

Forvis Mazars, LLP

Indianapolis, Indiana
February 25, 2026

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in Thousands, Except Share Data)	2025	2024
ASSETS
Cash and due from banks	$84,158	$87,616
Interest-bearing deposits	196,300	298,891
Investment securities available for sale	1,407,102	1,386,475
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,718,287 and $1,723,520)	1,971,539	2,074,220
Loans held for sale	20,079	18,663
Loans	13,791,707	12,854,359
Less: Allowance for credit losses - loans	(195,597)	(192,757)
Net loans	13,596,110	12,661,602
Premises and equipment	121,058	129,743
Federal Home Loan Bank stock	47,245	41,690
Interest receivable	93,374	91,829
Goodwill	712,002	712,002
Other intangibles	13,800	19,828
Cash surrender value of life insurance	308,438	304,906
Other real estate owned	658	4,948
Tax asset, deferred and receivable	78,664	92,387
Other assets	374,574	387,169
TOTAL ASSETS	$19,025,101	$18,311,969
LIABILITIES
Deposits:
Noninterest-bearing	$2,137,262	$2,325,579
Interest-bearing	13,157,593	12,196,047
Total Deposits	15,294,855	14,521,626
Borrowings:
Federal funds purchased	40,000	99,226
Securities sold under repurchase agreements	103,755	142,876
Federal Home Loan Bank advances	798,549	822,554
Subordinated debentures and other borrowings	57,630	93,529
Total Borrowings	999,934	1,158,185
Interest payable	18,235	16,102
Other liabilities	245,410	311,073
Total Liabilities	16,558,434	16,006,986
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 56,951,939 and 57,974,535 shares	7,119	7,247
Additional paid-in capital	1,150,816	1,188,768
Retained earnings	1,413,742	1,272,528
Accumulated other comprehensive loss	(130,135)	(188,685)
Total Stockholders' Equity	2,466,667	2,304,983
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,025,101	$18,311,969

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Data)	December 31, 2025	December 31, 2024	December 31, 2023
INTEREST INCOME
Loans receivable:
Taxable	$786,427	$803,652	$747,837
Tax-exempt	43,415	34,262	31,954
Investment securities:
Taxable	32,662	36,086	35,207
Tax-exempt	49,952	53,487	58,117
Deposits with financial institutions	8,127	16,992	17,719
Federal Home Loan Bank stock	4,209	3,527	3,052
Total Interest Income	924,792	948,006	893,886
INTEREST EXPENSE
Deposits	344,279	386,127	306,092
Federal funds purchased	2,219	481	1,421
Securities sold under repurchase agreements	2,464	3,057	3,451
Federal Home Loan Bank advances	35,763	29,886	27,206
Subordinated debentures and other borrowings	4,054	7,341	10,316
Total Interest Expense	388,779	426,892	348,486
NET INTEREST INCOME	536,013	521,114	545,400
Provision for credit losses	21,250	35,700	3,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	514,763	485,414	541,900
NONINTEREST INCOME
Service charges on deposit accounts	34,263	32,606	30,837
Fiduciary and wealth management fees	35,492	34,215	30,840
Card payment fees	19,790	19,317	18,862
Net gains and fees on sales of loans	21,275	20,840	15,659
Derivative hedge fees	3,385	3,082	3,385
Other customer fees	1,545	1,547	1,880
Earnings on bank-owned life insurance	7,613	8,464	8,347
Net realized losses on sales of available for sale securities	(8)	(20,757)	(6,930)
Gain on branch sale	—	19,983	—
Other income	3,579	6,283	2,722
Total Noninterest Income	126,934	125,580	105,602
NONINTEREST EXPENSE
Salaries and employee benefits	225,080	221,167	228,745
Net occupancy	28,401	28,387	29,859
Equipment	28,614	26,802	24,113
Marketing	7,794	7,389	7,427
Outside data processing fees	27,488	27,140	25,165
Printing and office supplies	1,380	1,462	1,552
Intangible asset amortization	6,028	7,271	8,743
FDIC assessments	13,410	15,029	14,674
Other real estate owned and foreclosure expenses	1,525	2,076	3,318
Professional and other outside services	14,494	14,586	16,172
Other expenses	28,369	27,957	28,502
Total Noninterest Expense	382,583	379,266	388,270
Income Before Income Taxes	259,114	231,728	259,232
Income tax expense	33,113	30,326	35,446
NET INCOME	226,001	201,402	223,786
Preferred stock dividends	1,875	1,875	1,875
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$224,126	$199,527	$221,911
Per Share Data:
Basic Net Income Available to Common Stockholders	$3.90	$3.42	$3.74
Diluted Net Income Available to Common Stockholders	$3.88	$3.41	$3.73
Cash Dividends Paid	$1.43	$1.39	$1.34
Average Diluted Common Shares Outstanding (in thousands)	57,726	58,533	59,489

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net income	$226,001	$201,402	$223,786
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period	71,524	(39,438)	70,084
Reclassification adjustment for losses included in net income	8	20,757	6,930
Tax effect	(15,022)	3,923	(16,173)
Net of tax	56,510	(14,758)	60,841

Unrealized gain (loss) on cash flow hedges:
Unrealized holding loss arising during the period	—	—	(179)
Reclassification adjustment for losses included in net income	—	—	15
Tax effect	—	—	34
Net of tax	—	—	(130)

Defined benefit pension plans:
Net gain arising during the period	2,552	2,586	3,045
Reclassification adjustment for amortization of prior service cost	30	—	82
Tax effect	(542)	(543)	(657)
Net of tax	2,040	2,043	2,470
Total other comprehensive income (loss), net of tax	58,550	(12,715)	63,181
Comprehensive income	$284,551	$188,687	$286,967
See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
(Dollars in Thousands, Except Share Data)	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2022	125	$125	10,000	$25,000	59,170,583	$7,396	$1,228,626	$1,012,774	$(239,151)	$2,034,770
Comprehensive income:
Net income	—	—	—	—	—	—	—	223,786	—	223,786
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	63,181	63,181
Cash dividends on preferred stock ($187.52 per share)	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Cash dividends on common stock ($1.34 per share)	—	—	—	—	—	—	—	(80,061)	—	(80,061)
Share-based compensation	—	—	—	—	133,877	17	5,141	—	—	5,158
Stock issued under employee benefit plans	—	—	—	—	27,902	3	751	—	—	754
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	67,135	8	2,172	—	—	2,180
Stock options exercised	—	—	—	—	65,025	8	1,102	—	—	1,110
Restricted shares withheld for taxes	—	—	—	—	(40,400)	(4)	(1,286)	—	—	(1,290)
Balances, December 31, 2023	125	$125	10,000	$25,000	59,424,122	$7,428	$1,236,506	$1,154,624	$(175,970)	$2,247,713
Comprehensive income:
Net income	—	—	—	—	—	—	—	201,402	—	201,402
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(12,715)	(12,715)
Cash dividends on preferred stock ($187.52 per share)	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Cash dividends on common stock ($1.39 per share)	—	—	—	—	—	—	—	(81,623)	—	(81,623)
Repurchases of common stock	—	—	—	—	(1,648,466)	(206)	(55,962)	—	—	(56,168)
Excise tax on common stock repurchases	—	—	—	—	—	—	(517)	—	—	(517)
Share-based compensation	—	—	—	—	89,886	11	5,807	—	—	5,818
Stock issued under employee benefit plans	—	—	—	—	21,330	3	653	—	—	656
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	62,825	8	2,253	—	—	2,261
Stock options exercised	—	—	—	—	49,084	6	894	—	—	900
Restricted shares withheld for taxes	—	—	—	—	(24,246)	(3)	(866)	—	—	(869)
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983
Comprehensive income:
Net income	—	—	—	—	—	—	—	226,001	—	226,001
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	58,550	58,550
Cash dividends on preferred stock ($187.52 per share)	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Cash dividends on common stock ($1.43 per share)	—	—	—	—	—	—	—	(82,912)	—	(82,912)
Repurchases of common stock	—	—	—	—	(1,211,224)	(151)	(46,739)	—	—	(46,890)
Excise tax on common stock repurchases	—	—	—	—	—	—	(424)	—	—	(424)
Share-based compensation	—	—	—	—	129,592	16	7,317	—	—	7,333
Stock issued under employee benefit plans	—	—	—	—	18,741	2	626	—	—	628
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	59,932	7	2,329	—	—	2,336
Stock options exercised	—	—	—	—	21,467	3	451	—	—	454
Restricted shares withheld for taxes	—	—	—	—	(41,104)	(5)	(1,512)	—	—	(1,517)
Balances, December 31, 2025	125	$125	10,000	$25,000	56,951,939	$7,119	$1,150,816	$1,413,742	$(130,135)	$2,466,667

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
(Dollars in Thousands)	2025	2024	2023
Cash Flow From Operating Activities:
Net income	$226,001	$201,402	$223,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	21,250	35,700	3,500
Depreciation and amortization	29,423	26,849	11,711
Change in deferred taxes	2,219	1,624	6,599
Share-based compensation	7,333	5,818	5,158
Loans originated for sale	(501,203)	(1,171,131)	(793,125)
Proceeds from sales of loans held for sale	515,870	1,183,481	791,764
Gains on sales of loans held for sale	(16,083)	(12,079)	(8,479)
Gain on branch sale	—	(19,983)	—
Net losses on sales of securities available for sale	8	20,757	6,930
Increase in cash surrender of life insurance	(6,521)	(5,655)	(5,320)
Gains on life insurance benefits	(1,092)	(2,809)	(3,027)
Change in interest receivable	(1,545)	5,835	(12,594)
Change in interest payable	2,133	(2,810)	11,382
Operating lease right-of-use abandonment	—	—	2,083
Other adjustments	5,853	(789)	18,465
Net cash provided by operating activities	283,646	266,210	258,833
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	102,591	137,189	(310,019)
Purchases of:
Securities available for sale	(19,734)	(94,713)	(32,852)
Securities held to maturity	—	—	(5,653)
Proceeds from sales of securities available for sale	—	247,747	388,254
Proceeds from maturities and redemptions of:
Securities available for sale	65,575	51,424	56,182
Securities held to maturity	99,286	96,485	104,865
Purchases of Federal Home Loan Bank stock	(5,644)	—	(3,373)
Redemptions of Federal Home Loan Bank stock	89	79	129
Payment of capital calls to qualified affordable housing investments	(48,012)	(29,682)	(11,685)
Net change in loans	(965,558)	(419,410)	(621,786)
Net cash and cash equivalents paid in divestiture of branches	—	(243,504)	—
Proceeds from the sale of other real estate owned	7,331	781	1,748
Proceeds from life insurance benefits	4,081	9,859	10,357
Proceeds from mortgage portfolio loan sale	—	1,716	—
Proceeds from commercial portfolio loan sale	—	3,273	113,313
Other adjustments	(13,828)	(13,668)	(33,905)
Net cash used by investing activities	(773,823)	(252,424)	(344,425)
Cash Flows from Financing Activities:
Net change in :
Demand and savings deposits	749,439	203,261	(623,642)
Certificates of deposit and other time deposits	23,790	(235,640)	1,062,350
Borrowings	854,152	639,117	834,031
Repayment of borrowings	(1,012,403)	(509,708)	(1,119,200)
Cash dividends on preferred stock	(1,875)	(1,875)	(1,875)
Cash dividends on common stock	(82,912)	(81,623)	(80,061)
Stock issued under employee benefit plans	628	656	754
Stock issued under dividend reinvestment and stock purchase plans	2,336	2,261	2,180
Stock options exercised	454	900	1,110
Repurchase of common stock	(46,890)	(56,168)	—
Net cash provided (used) by financing activities	486,719	(38,819)	75,647
Net Change in Cash and Cash Equivalents	(3,458)	(25,033)	(9,945)
Cash and Cash Equivalents, January 1	87,616	112,649	122,594
Cash and Cash Equivalents, December 31	$84,158	$87,616	$112,649
Additional cash flow information:
Interest paid	$386,646	$429,702	$337,104
Income taxes paid	20,746	7,627	34,838
Loans transferred to other real estate owned	3,055	820	1,224
Fixed assets transferred to other real estate owned	3,330	69	5,020
Non-cash investing activities using trade date accounting	6,745	10,018	3,273
ROU assets obtained in exchange for new operating lease liabilities	783	7,102	2,253
Qualified affordable housing investments obtained in exchange for funding commitments	25,000	65,500	44,200

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

In conjunction with the divestiture, liabilities were divested as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Non-cash assets divested	$—	$10,664	$—
Cash paid in divestiture	—	243,504	—
Less: Final settlement receivable	—	6,011	—
Net gain on divestiture	—	19,983	—
Liabilities divested	$—	$268,140	$—

See notes to consolidated financial statements.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
NOTE 1

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation
The accounting and reporting policies of the Corporation and the Bank conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

The Corporation is a financial holding company whose principal activity is the ownership and management of the Bank and operates in a single significant business segment. The Bank provides full banking services under an Indiana state-charter. Additionally, the Bank operates as First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank generates commercial, mortgage, and consumer loans and receives deposits from customers located primarily in central and northern Indiana, central Ohio and southeast Michigan counties. The Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets and business assets.

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

With regard to U.S. Government-sponsored agency and mortgage-backed securities, all of these securities are issued by a U.S. Government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities.

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

Qualified Affordable Housing Investments
Qualified affordable housing investments are investments related to low-income housing tax credits. The purpose of the Corporation’s investment in LIHTC partnerships is to assist in achieving the goals of the Community Reinvestment Act and to earn an adequate return on capital via the federal income tax credit. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships and, therefore, the Corporation is not the primary beneficiary of these partnerships. Accordingly, the Corporation does not consolidate these variable interest entities into its consolidated financial statements. Investments in LIHTCs are included in other assets on the Consolidated Balance Sheets and the unfunded commitments to provide additional capital for LIHTC investments are included in other liabilities on the Consolidated Balance Sheets. Additionally, the Corporation amortizes the cost of the qualifying investments in proportion to the tax credit and other tax benefits received over the life of the investment. The amortization and income tax credits are included as a component of income tax expense in the Consolidated Statements of Income. Details of the Corporation’s LIHTC investments are included in NOTE 9. QUALIFIED AFFORDABLE HOUSING INVESTMENTS of these Notes to Consolidated Financial Statements.

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

Under ASC 350, the Corporation is required to evaluate goodwill for impairment on an annual basis, as well as on an interim basis, if events or changes indicate that the asset may be impaired, indicating that the carrying value may not be recoverable. The Corporation completed its most recent annual goodwill impairment test during the fourth quarter of 2025 and concluded, based on current events and circumstances goodwill is not impaired. Details of the Corporation’s goodwill are included in NOTE 7. GOODWILL AND OTHER INTANGIBLES of these Notes to Consolidated Financial Statements.

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

Derivative Financial Instruments
Derivative instruments, which are recorded as assets or liabilities in the Consolidated Balance Sheets, are carried at fair value and reflects the estimated amounts that would have been received or paid to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. As part of the asset/liability management program, the Corporation will utilize, from time to time, interest rate floors, caps or swaps to reduce its sensitivity to interest rate fluctuations. Changes in the fair values of derivative instruments are reported in the consolidated statements of operations or AOCI depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

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

Income Taxes
Income tax expense in the Consolidated Statements of Income is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts from the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2022.

The Corporation accounts for income taxes under the provisions of ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Per the guidance in ASC 740, the Corporation has not identified any uncertain tax positions that it believes should be recognized in the financial statements. The Corporation reviews income tax expense and the carrying value of deferred tax assets and liabilities quarterly; as new information becomes available, the balances are adjusted, if applicable. The Corporation’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense. Details of the Corporation’s income taxes are included in NOTE 19. INCOME TAXES of these Notes to Consolidated Financial Statements.

Net Income Per Common Share
Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and non-vested restricted stock awards. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. Details of the Corporation’s net income per share are included in NOTE 20. NET INCOME PER COMMON SHARE of these Notes to Consolidated Financial Statements.

RECENT ACCOUNTING CHANGES ADOPTED IN 2025

FASB Accounting Standards Update No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Summary - In the fourth quarter of 2025, the Corporation adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosure requirements by requiring more detailed information about the effective tax rate reconciliation and income taxes paid.

The amendments require enhanced disclosure of significant reconciling items in the effective tax rate reconciliation, including disclosure of specific categories within the rate reconciliation when quantitative thresholds are met. In addition, entities are required to disclose income taxes paid (net of refunds received), disaggregated by federal, state, and foreign jurisdictions, as well as by individual jurisdictions that are significant to the entity.

The amendments are effective for annual periods beginning after December 15, 2024. The Corporation adopted the amendments for the year ended December 31, 2025. The guidance may be applied on a prospective basis; retrospective application is also permitted. The adoption did not have a material effect on the Corporation’s financial statements or related disclosures. See NOTE 19. INCOME TAXES of the Notes to Consolidated Financial Statements for additional information.

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

FASB Accounting Standards Update No. 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans
Summary - The FASB issued ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans in the fourth quarter of 2025. This ASU requires that purchased seasoned loans be accounted for using the gross-up approach, which will enhance comparability and consistency in the accounting for acquired financial assets.

The amendments in this Update expand the population of acquired financial assets accounted for under the gross‑up approach by requiring that purchased seasoned loans—defined as loans (excluding credit cards) acquired without credit deterioration and deemed ‘seasoned’—be recognized using the gross‑up methodology at acquisition. Entities must first determine that a loan is a non‑PCD asset and then assess whether it meets the definition of a purchased seasoned loan to apply the gross‑up approach.

The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and are to be applied prospectively to loans acquired on or after the adoption date. Early adoption is permitted for any interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Corporation plans to early adopt this guidance in connection with the acquisition of First Savings Financial Group, Inc. (“First Savings”) in the first quarter of 2026, at which time the gross-up approach will be applied to loans acquired in the transaction, along with required quantitative disclosures of activity in the allowance for credit losses for purchased seasoned loans.

FASB Accounting Standards Update No. 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
Summary - The FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): hedge Accounting Improvements in the fourth quarter 2025. The amendments in this Update clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues from the global reference rate reform initiative.

The objective is to more closely align hedge accounting with the economics of an entity’s risk management activities. The five issues addressed in this Update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions.

The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those fiscal years. Early adoption is permitted. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a significant impact on the Corporation’s financial statements or disclosures.

FASB Accounting Standards Update No. 2025-10 - Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities
Summary - The FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities in the fourth quarter 2025. This Update establishes authoritative U.S. GAAP guidance for accounting for government grants received by business entities, including recognition, measurement, and presentation. It provides specific guidance for grants related to assets and grants related to income. The amendments exclude income taxes, below-market interest rate loans, and government guarantees.

The amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those fiscal years. Early adoption is permitted for any interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a significant impact on the Corporation’s financial statements or disclosures.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 2

ACQUISITIONS AND DIVESTITURES

First Savings Financial Group, Inc. Acquisition

On February 1, 2026 (the "Effective Time"), the Corporation completed the acquisition of First Savings Financial Group, Inc., an Indiana corporation (“First Savings”), pursuant to the Agreement and Plan of Merger, dated as of September 24, 2025, by and between the Corporation and First Savings (the “Merger Agreement”). As of such Effective Time, each share of outstanding First Savings common stock was converted into the right to receive 0.85 of a share (the "Exchange Ratio") of First Merchants common stock, in a tax-free exchange, plus cash-in-lieu of any fractional share created by the Exchange Ratio.

Immediately prior to the Effective Time, each outstanding First Savings restricted stock award held by certain directors, executive officers and employees of First Savings, whether unvested or vested, was exchanged for shares of First Merchants common stock based on the Exchange Ratio according to their respective award agreement terms.

In addition, on the day immediately preceding the Effective Time, each outstanding option to acquire a share of First Savings common stock was cancelled in exchange for the right to receive a cash payment, which was paid by First Savings, equal to (i) $32.59 per share, which is equal to the Exchange Ratio multiplied by the volume-weighted average price of First Merchants common stock over the ten (10) consecutive trading days ending on January 27, 2026, less (ii) the option exercise price per share, and less (iii) any applicable withholding taxes.

The Corporation issued 6.1 million shares of its common stock, in exchange for all of the issued and outstanding shares of First Savings common stock.

Immediately following the Merger, First Savings Bank, a wholly-owned subsidiary of First Savings, merged with and into the Bank, with the Bank surviving the merger and continuing its corporate existence.

First Savings was headquartered in Jeffersonville, Indiana and had 16 banking centers serving the southern Indiana market and had total assets of $2.4 billion (unaudited), total loans of $1.9 billion (unaudited), and total deposits of $1.7 billion (unaudited) as of December 31, 2025. The Corporation engaged in this transaction with the objective that the transaction would be accretive to earnings and add to the existing market area in Indiana that has a demographic profile consistent with many of the current Midwest markets served by the Bank. For the year ended December 31, 2025, the Corporation recorded merger-related expenses of $0.8 million related to the First Savings acquisition.

The accompanying disclosures do not include the amount of assets acquired and liabilities assumed or any supplemental pro-forma information at the acquisition date, which was completed on February 1, 2026. Due to the close proximity of the acquisition date to the planned filing of this Annual Report on Form 10-K for the year ended December 31, 2025, the initial accounting for the business combination is incomplete. Accordingly, the Corporation is unable to estimate the financial effects of the acquisition on the consolidated financial statements as of December 31, 2025. The Corporation will provide relevant disclosures as required by ASC 805 in its Quarterly Report on Form 10-Q for the quarter ending March 31, 2026.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 3

CASH AND CASH EQUIVALENTS AND INTEREST-BEARING DEPOSITS

At December 31, 2025, the Corporation’s noninterest bearing deposits, included in cash and cash equivalents, and interest-bearing deposits held at other institutions exceeded the $250,000 federally insured limits by approximately $34.0 million. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure the Corporation has deposits only at institutions providing minimal risk for those exceeding the federally insured limits.

Additionally, the Corporation had approximately $182.7 million at the Federal Home Loan Bank and Federal Reserve Bank, which are government-sponsored entities not insured by the FDIC.

The Corporation has historically been required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  However, the Federal Reserve announced on March 15, 2020 that in order to support the flow of credit to households and businesses during the COVID-19 pandemic, reserve requirement ratios would move to zero effective March 26, 2020. The reserve requirement ratios remained at zero as of December 31, 2025.

NOTE 4

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of December 31, 2025 and December 31, 2024.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$87,936	$—	$(11,837)	$76,099
State and municipal	993,911	225	(91,842)	902,294
U.S. Government-sponsored mortgage-backed securities	482,702	1,600	(64,792)	419,510
Foreign investment	1,500	—	—	1,500
Corporate obligations	7,974	1	(276)	7,699
Total available for sale	$1,574,023	$1,826	$(168,747)	$1,407,102

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$95,462	$—	$(16,081)	$79,381
State and municipal	996,541	19	(133,386)	863,174
U.S. Government-sponsored mortgage-backed securities	519,943	403	(88,724)	431,622
Corporate obligations	12,960	—	(662)	12,298
Total available for sale	$1,624,906	$422	$(238,853)	$1,386,475

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of December 31, 2025 and December 31, 2024.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2025
U.S. Government-sponsored agency securities	$324,643	$—	$324,643	$—	$(46,693)	$277,950
State and municipal	1,069,653	(245)	1,069,408	868	(137,706)	932,815
U.S. Government-sponsored mortgage-backed securities	577,488	—	577,488	—	(69,966)	507,522
Total held to maturity	$1,971,784	$(245)	$1,971,539	$868	$(254,365)	$1,718,287

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2024
U.S. Government-sponsored agency securities	$345,531	$—	$345,531	$—	$(63,112)	$282,419
State and municipal	1,085,921	(245)	1,085,676	299	(185,784)	900,436
U.S. Government-sponsored mortgage-backed securities	641,513	—	641,513	—	(102,343)	539,170
Foreign investment	1,500	—	1,500	—	(5)	1,495
Total held to maturity	$2,074,465	$(245)	$2,074,220	$299	$(351,244)	$1,723,520

Accrued interest on investment securities available for sale and held to maturity at December 31, 2025 and December 31, 2024 of $21.9 million and $22.5 million, respectively, is included in the “Interest Receivable” line on the Corporation’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation’s portfolio have been insignificant. Furthermore, as of December 31, 2025, there were no past due principal and interest payments associated with these securities.

The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of December 31, 2025 and December 31, 2024 based on applying the long-term historical credit rate, as published by Moody’s, for similar rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following tables summarize the amortized cost of investment securities held to maturity at December 31, 2025 and 2024, aggregated by credit quality indicator.

	December 31, 2025
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Total
Credit Rating:
Aaa	$324,643	$75,598	$577,488	$977,729
Aa1	—	200,189	—	200,189
Aa2	—	172,127	—	172,127
Aa3	—	192,682	—	192,682
A1	—	59,631	—	59,631
A2	—	13,664	—	13,664
A3	—	6,670	—	6,670
Non-rated	—	349,092	—	349,092
Total	$324,643	$1,069,653	$577,488	$1,971,784

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

The following tables summarize, as of December 31, 2025 and December 31, 2024, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$—	$—	$76,099	$(11,837)	$76,099	$(11,837)
State and municipal	5,468	(11)	861,410	(91,830)	866,878	(91,841)
U.S. Government-sponsored mortgage-backed securities	4,885	(10)	313,353	(64,783)	318,238	(64,793)
Corporate obligations	—	—	6,676	(276)	6,676	(276)
Total investment securities available for sale	$10,353	$(21)	$1,257,538	$(168,726)	$1,267,891	$(168,747)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$—	$—	$79,381	$(16,081)	$79,381	$(16,081)
State and municipal	40,398	(2,115)	820,663	(131,271)	861,061	(133,386)
U.S. Government-sponsored mortgage-backed securities	82,724	(1,660)	318,310	(87,064)	401,034	(88,724)
Corporate obligations	—	—	12,268	(662)	12,268	(662)
Total investment securities available for sale	$123,122	$(3,775)	$1,230,622	$(235,078)	$1,353,744	$(238,853)

The following tables summarize investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$(11,837)	12
State and municipal	(91,841)	587
U.S. Government-sponsored mortgage-backed securities	(64,793)	89
Corporate obligations	(276)	5
Total investment securities available for sale	$(168,747)	693

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2024
U.S. Government-sponsored agency securities	$(16,081)	12
State and municipal	(133,386)	611
U.S. Government-sponsored mortgage-backed securities	(88,724)	127
Corporate obligations	(662)	10
Total investment securities available for sale	$(238,853)	760

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

	December 31, 2025	December 31, 2024
Investments available for sale reported at less than historical cost:
Historical cost	$1,436,638	$1,592,597
Fair value	1,267,891	1,353,744
Gross unrealized losses	$(168,747)	$(238,853)
Percent of the Corporation's investments available for sale in an unrealized loss position	90.1%	97.6%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2025 and December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2025
Due in one year or less	$—	$—	$7,014	$7,024
Due after one through five years	16,877	16,577	118,912	115,973
Due after five through ten years	241,803	227,493	228,224	210,125
Due after ten years	832,641	743,522	1,040,146	877,643
	1,091,321	987,592	1,394,296	1,210,765
U.S. Government-sponsored mortgage-backed securities	482,702	419,510	577,488	507,522
Total Investment Securities	$1,574,023	$1,407,102	$1,971,784	$1,718,287

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2024
Due in one year or less	$1,800	$1,795	$5,268	$5,254
Due after one through five years	12,189	11,857	124,004	117,999
Due after five through ten years	168,338	151,467	174,533	154,533
Due after ten years	922,636	789,734	1,129,147	906,564
	1,104,963	954,853	1,432,952	1,184,350
U.S. Government-sponsored mortgage-backed securities	519,943	431,622	641,513	539,170
Total Investment Securities	$1,624,906	$1,386,475	$2,074,465	$1,723,520

Securities with a carrying value of approximately $3.3 billion were pledged at December 31, 2025 and 2024, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $119.8 million at December 31, 2025 and $173.0 million at December 31, 2024.

Gross gains and losses on the sales of investment securities available for sale for the years indicated are shown below.

	2025	2024	2023
Sales and redemptions of investment securities available for sale:
Gross gains	$—	$8	$759
Gross losses	(8)	(20,765)	(7,689)
Net losses on sales and redemptions of investment securities available for sale	$(8)	$(20,757)	$(6,930)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 5

LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Corporation’s primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at December 31, 2025 and December 31, 2024, were $20.1 million and $18.7 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated:

	December 31, 2025	December 31, 2024

Commercial and industrial loans	$4,478,282	$4,114,292
Agricultural land, production and other loans to farmers	283,125	256,312
Real estate loans:
Construction	804,775	792,144
Commercial real estate, non-owner occupied	2,338,666	2,274,016
Commercial real estate, owner occupied	1,237,100	1,157,944
Residential	2,420,310	2,374,729
Home equity	710,980	659,811
Individuals' loans for household and other personal expenditures	155,436	166,028
Public finance and other commercial loans	1,363,033	1,059,083
Loans	$13,791,707	$12,854,359

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize the risk grading of the Corporation’s loan portfolio and gross charge-offs by loan class and by year of origination for the years indicated. Consumer loans are not risk graded. For the purposes of this disclosure, consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due are Substandard.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

	December 31, 2025
	Term Loans (amortized cost basis by origination year)
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$1,518,095	$710,695	$236,596	$115,775	$69,834	$65,800	$1,540,939	$—	$4,257,734
Special Mention	9,552	34,613	7,683	3,246	4,041	479	40,986	—	100,600
Substandard	1,587	17,140	2,671	2,980	11,710	19,116	62,556	—	117,760
Doubtful	401	582	—	—	—	—	1,205	—	2,188
Total Commercial and industrial loans	1,529,635	763,030	246,950	122,001	85,585	85,395	1,645,686	—	4,478,282
Current period gross charge-offs	7,981	1,348	2,434	264	3,685	1,964	—	—	17,676
Agricultural land, production and other loans to farmers
Pass	62,959	18,469	20,924	24,465	22,246	42,529	80,039	—	271,631
Special Mention	590	1,636	22	499	—	1,478	1,182	—	5,407
Substandard	600	2,165	16	—	—	2,085	1,221	—	6,087
Total Agricultural land, production and other loans to farmers	64,149	22,270	20,962	24,964	22,246	46,092	82,442	—	283,125
Real estate loans:
Construction
Pass	231,041	313,838	100,587	17,515	921	9,954	15,261	—	689,117
Special Mention	41,580	6,104	—	—	8,683	—	—	—	56,367
Substandard	34,176	12,889	641	11,585	—	—	—	—	59,291
Total Construction	306,797	332,831	101,228	29,100	9,604	9,954	15,261	—	804,775
Current period gross charge-offs	—	63	—	—	1	—	—	—	64
Commercial real estate, non-owner occupied
Pass	482,587	259,106	292,161	258,662	367,482	458,340	31,841	—	2,150,179
Special Mention	59,566	36,106	340	3,633	2,308	4,715	100	—	106,768
Substandard	57,489	10,496	5,119	5,171	2,701	662	81	—	81,719
Total Commercial real estate, non-owner occupied	599,642	305,708	297,620	267,466	372,491	463,717	32,022	—	2,338,666
Current period gross charge-offs	—	—	—	451	—	16	—	—	467
Commercial real estate, owner occupied
Pass	332,121	136,005	129,030	141,679	180,180	219,914	33,983	—	1,172,912
Special Mention	883	16,592	1,426	4,922	4,838	1,075	443	—	30,179
Substandard	—	13,510	5,328	5,732	1,061	7,826	260	—	33,717
Doubtful	—	292	—	—	—	—	—	—	292
Total Commercial real estate, owner occupied	333,004	166,399	135,784	152,333	186,079	228,815	34,686	—	1,237,100
Current period gross charge-offs	—	243	152	—	—	4	—	—	399
Residential
Pass	310,019	167,128	389,574	613,787	352,662	528,875	7,188	46	2,369,279
Special Mention	345	1,312	6,116	9,565	5,993	4,926	346	—	28,603
Substandard	328	1,411	4,517	7,145	4,840	3,919	268	—	22,428
Total Residential	310,692	169,851	400,207	630,497	363,495	537,720	7,802	46	2,420,310
Current period gross charge-offs	—	114	814	737	102	163	—	—	1,930
Home equity
Pass	10,173	3,020	3,431	21,442	42,749	10,194	608,020	1,470	700,499
Special Mention	—	674	—	297	447	59	5,097	329	6,903
Substandard	60	—	—	90	304	377	2,637	110	3,578
Total Home equity	10,233	3,694	3,431	21,829	43,500	10,630	615,754	1,909	710,980
Current period gross charge-offs	—	92	8	653	563	204	—	—	1,520
Individuals' loans for household and other personal expenditures
Pass	40,478	16,525	12,010	19,038	5,067	3,961	55,751	1,649	154,479
Special Mention	108	139	174	113	152	16	115	140	957
Total Individuals' loans for household and other personal expenditures	40,586	16,664	12,184	19,151	5,219	3,977	55,866	1,789	155,436
Current period gross charge-offs	307	618	612	396	149	83	—	—	2,165
Public finance and other commercial loans
Pass	134,004	144,742	52,795	198,964	185,906	407,974	238,648	—	1,363,033
Total Public finance and other commercial loans	134,004	144,742	52,795	198,964	185,906	407,974	238,648	—	1,363,033
Loans	$3,328,742	$1,925,189	$1,271,161	$1,466,305	$1,274,125	$1,794,274	$2,728,167	$3,744	$13,791,707
Total current period gross charge-offs	$8,288	$2,478	$4,020	$2,501	$4,500	$2,434	$—	$—	$24,221

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Total past due loans equaled $130.9 million as of December 31, 2025, a $14.7 million increase from the total of $116.2 million for December 31, 2024. At December 31, 2025, 30-59 days past due loans totaled $53.7 million, an increase of $17.9 million from December 31, 2024 as commercial real estate, non-owner occupied, and residential loan classes increased $16.7 million and $4.9 million, respectively, which was partially offset by a decrease of $4.3 million in the construction loan class. At December 31, 2025, 60-89 days past due loans totaled $15.6 million, a $17.0 million decrease from December 31, 2024, primarily due to a $22.0 million decline in construction loans, partially offset by $2.9 million increases in both the residential and commercial real estate, owner occupied loan classes. At December 31, 2025, 90 days or more past due loans totaled $61.6 million, an increase of $13.8 million from December 31, 2024. The primary increases were $19.8 million, $2.2 million, and $2.1 million, in the construction, commercial real estate, owner occupied and residential loan classes, respectively, which was partially offset by a decrease of $9.8 million in the commercial real estate, non-owner occupied loan class. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated.

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,459,842	$7,194	$1,160	$10,086	$4,478,282	$313
Agricultural land, production and other loans to farmers	282,411	480	—	234	283,125	—
Real estate loans:
Construction	780,999	—	—	23,776	804,775	1,295
Commercial real estate, non-owner occupied	2,318,624	19,125	345	572	2,338,666	—
Commercial real estate, owner occupied	1,227,448	4,295	2,880	2,477	1,237,100	—
Residential	2,372,637	17,182	9,536	20,955	2,420,310	434
Home equity	701,360	4,717	1,427	3,476	710,980	—
Individuals' loans for household and other personal expenditures	154,479	738	219	—	155,436	—
Public finance and other commercial loans	1,363,033	—	—	—	1,363,033	—
Loans	$13,660,833	$53,731	$15,567	$61,576	$13,791,707	$2,042

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due And Accruing
Commercial and industrial loans	$4,096,605	$7,428	$473	$9,786	$4,114,292	$2,010
Agricultural land, production and other loans to farmers	256,148	164	—	—	256,312	—
Real estate loans:
Construction	761,819	4,332	22,005	3,988	792,144	3,683
Commercial real estate, non-owner occupied	2,259,549	2,407	1,718	10,342	2,274,016	—
Commercial real estate, owner occupied	1,153,861	3,783	—	300	1,157,944	—
Residential	2,337,002	12,302	6,606	18,819	2,374,729	208
Home equity	649,238	4,431	1,569	4,573	659,811	—
Individuals' loans for household and other personal expenditures	164,891	926	210	1	166,028	1
Public finance and other commercial loans	1,059,083	—	—	—	1,059,083	—
Loans	$12,738,196	$35,773	$32,581	$47,809	$12,854,359	$5,902

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

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated:

	December 31, 2025		December 31, 2024
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$10,548	$2,174	$8,090	$4,937
Agricultural land, production and other loans to farmers	250	—	75	—
Real estate loans:
Construction	22,481	22,482	24,629	22,650
Commercial real estate, non-owner occupied	837	—	12,118	10,153
Commercial real estate, owner occupied	3,705	3,188	2,440	1,904
Residential	29,774	—	21,491	—
Home equity	4,158	—	4,924	—
Individuals' loans for household and other personal expenditures	20	—	6	—
Loans	$71,773	$27,844	$73,773	$39,644

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the twelve months ended December 31, 2025 and 2024.

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

The following tables present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses, for December 31, 2025 and 2024. The total collateral dependent loans for December 31, 2025 decreased $2.4 million from December 31, 2024. The primary changes were related to decreases of $12.4 million and $4.2 million, respectively, in the commercial real estate, non-owner occupied and commercial real estate, owner occupied loan classes, which was offset by an increase of $14.6 million in the commercial and industrial loan class. The total related allowance for December 31, 2025 increased $5.0 million from December 31, 2024. The increase is primarily related to an increase of $5.4 million in the commercial and industrial loan class.

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$38,063	$38,063	$13,157
Real estate loans:
Construction	—	22,482	—	22,482	—
Commercial real estate, non-owner occupied	15,161	—	—	15,161	3,938
Commercial real estate, owner occupied	5,511	—	—	5,511	—
Residential	—	1,023	—	1,023	166
Home equity	—	145	—	145	19
Loans	$20,672	$23,650	$38,063	$82,385	$17,280

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$23,455	$23,455	$7,803
Real estate loans:
Construction	—	22,652	—	22,652	—
Commercial real estate, non-owner occupied	27,583	—	—	27,583	4,295
Commercial real estate, owner occupied	9,748	—	—	9,748	—
Residential	—	1,174	—	1,174	189
Home equity	—	201	—	201	25
Loans	$37,331	$24,027	$23,455	$84,813	$12,312

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at December 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and by type of modification. For the year ended December 31, 2025, the table below excludes loan modifications considered insignificant. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Year Ended December 31, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$14,936	$—	$540	$—	$—	0.35%
Real estate loans:
Construction	—	34,176	—	—	—	—	4.25%
Commercial real estate, non-owner occupied	—	15,134	37,665	—	6,425	—	2.53%
Residential	1,470	—	—	—	—	1,748	0.13%
Total	$1,470	$64,246	$37,665	$540	$6,425	$1,748

	Year Ended December 31, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$11,073	$19,152	$246	$—	$68	$—	0.74%
Agricultural land, production and other loans to farmers	2,230	—	—	—	—	—	0.87%
Real estate loans:
Construction	—	2,393	—	22,000	—	—	3.08%
Commercial real estate, non-owner occupied	—	18,933	—	—	—	—	0.83%
Commercial real estate, owner occupied	—	6,133	—	—	—	—	0.53%
Residential	2,509	340	—	683	43	532	0.17%
Home equity	—	61	—	161	—	—	0.03%
Total	$15,812	$47,012	$246	$22,844	$111	$532

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024.

Year Ended December 31, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $12. Extended loans by a weighted average of 3 months.
Real estate loans:
Construction		Extended loans by a weighted average of 6 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 5 months.	Reduced the weighted average contractual interest rate from 7.58% to 6.93%.		Reduced the weighted average contractual interest rate from 12.21% to 7.18%. Extended loans by a weighted average of 5 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $27.					Reduced the weighted average contractual interest rate from 4.52% to 2.53%. Extended loans by a weighted average of 125 months. Provided payment deferrals with weighted average delayed amounts of $14.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Year Ended December 31, 2024
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $180.	Extended loans by a weighted average of 8 months.	Reduced the weighted average contractual interest rate from 9.00% to 8.00%.		Reduced the weighted average contractual interest rate from 10.24% to 7.90%. Extended loans by a weighted average of 67 months.
Agricultural land, production and other loans to farmers	Provided payment deferrals with weighted average delayed amounts of $17.
Real estate loans:
Construction		Extended loans by a weighted average of 6 months.		Provided payment deferrals with weighted average delayed amounts of $475. Extended loans by a weighted average of 2 months.
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 16 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 12 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $23.	Extended loans by a weighted average of 11 months.		Provided payment deferrals with weighted average delayed amounts of $8. Extended loans by a weighted average of 152 months.	Reduced the weighted average contractual interest rate from 8.00% to 6.00%. Extended loans by a weighted average of 120 months.	Reduced the weighted average contractual interest rate from 5.74% to 4.02%. Extended loans by a weighted average of 90 months. Provided payment deferrals with weighted average delayed amounts of $13.
Home equity		Extended loans by a weighted average of 5 months.		Provided payment deferrals with weighted average delayed amounts of $8. Extended loans by a weighted average of 60 months.

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

	Year Ended December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$12,449	$—	$—	$3,027	$15,476
Real estate loans:
Construction	34,176	—	—	—	34,176
Commercial real estate, non-owner occupied	47,376	11,848	—	—	59,224
Commercial real estate, owner occupied	—	—	—	—	—
Residential	2,282	—	452	484	3,218
Total	$96,283	$11,848	$452	$3,511	$112,094

	Year Ended December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$26,208	$2,858	$—	$1,473	$30,539
Agricultural land, production and other loans to farmers	2,230	—	—	—	2,230
Real estate loans:
Construction	2,393	—	22,000	—	24,393
Commercial real estate, non-owner occupied	10,253	—	—	8,680	18,933
Commercial real estate, owner occupied	2,560	3,573	—	—	6,133
Residential	2,046	237	365	1,459	4,107
Home equity	222	—	—	—	222
Total	$45,912	$6,668	$22,365	$11,612	$86,557

Allowance for Credit Losses on Loans

The ACL - Loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over the contractual term. The ACL - Loans is adjusted by the provision for credit losses, which is reported in earnings, and reduced by charge-offs for loans, net of recoveries. Provision for credit losses on loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Loans are charged off against the allowance when the collectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

Construction
Construction loans are underwritten utilizing a combination of tools and techniques including feasibility and market studies, independent appraisals and appraisal reviews, absorption and interest rate sensitivity analysis as well as the financial analysis of the developer and all guarantors. Construction loans are monitored by either in house or third party inspectors limiting advances to a percentage of costs or stabilized project value. These loans frequently involve the disbursement of significant funds with the repayment dependent upon the successful completion and, where necessary, the future stabilization of the project. The predominant inherent risk of this portfolio is associated with the borrower’s ability to successfully complete a project on time, within budget and stabilize the project as originally projected.

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

The ACL - Loans increased $2.8 million during the year ended December 31, 2025. The Corporation had $18.4 million of net charge-offs during the year ended December 31, 2025. In 2025, the Corporation recorded $21.3 million in provision for credit losses - loans.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following tables summarize changes in the ACL - Loans by loan segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757
Provision for credit losses - loans	23,149	(4,916)	(4,251)	7,268	21,250
Recoveries on loans	4,205	224	1	1,381	5,811
Loans charged off	(17,676)	(866)	(64)	(5,615)	(24,221)
Balances. December 31, 2025	$104,435	$45,541	$5,470	$40,151	$195,597

	Year Ended December 31, 2024
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934
Provision for credit losses - loans	44,455	7,167	(15,039)	617	37,200
Recoveries on loans	3,153	236	—	1,477	4,866
Loans charged off	(50,199)	(352)	—	(3,692)	(54,243)
Balances. December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757

	Year Ended December 31, 2023
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2022	$102,216	$46,839	$28,955	$45,267	$223,277
Provision for credit losses - loans	17,401	(2,735)	(4,132)	(3,234)	7,300
Recoveries on loans	995	60	—	1,341	2,396
Loans charged off	(23,264)	(116)	—	(4,659)	(28,039)
Balances. December 31, 2023	$97,348	$44,048	$24,823	$38,715	$204,934

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

Financial instruments with off-balance sheet risk were as follows:

	December 31, 2025	December 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$5,586,510	$5,006,085
Standby letters of credit	$73,997	$71,271

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. Reserves for unfunded commitments were $18.0 million at December 31, 2025 and 2024. There was no provision for credit losses on unfunded commitments during the year ended December 31, 2025 and $1.5 million of provision for credit losses on unfunded commitments during the year ended 2024. This reserve level remains appropriate and is reported in Other liabilities as of December 31, 2025 and 2024, in the Consolidated Balance Sheets.

The following table details activity in the allowance for credit losses for off-balance sheet commitments:

	2025	2024
Balance, January 1	$18,000	$19,500
Provision for credit losses - unfunded commitments	—	(1,500)
Balance, December 31	$18,000	$18,000

NOTE 6

PREMISES AND EQUIPMENT

The following table summarizes the Corporation’s premises and equipment as of December 31, 2025 and 2024:

	2025	2024
Cost at December 31:
Land	$23,601	$24,785
Buildings and leasehold improvements	183,406	185,741
Equipment	140,487	153,011
Total cost	347,494	363,537
Accumulated depreciation and amortization	(226,436)	(233,794)
Total premises and equipment, net	$121,058	$129,743

During 2025, the Corporation disposed of certain fixed assets that were no longer in use. The disposals primarily related to equipment and did not have a material impact on the Corporation’s total premises and equipment, net, as the assets were largely fully depreciated. Changes in premises and equipment during the period were otherwise attributable to normal depreciation.

The Corporation is committed under various non-cancelable lease contracts for certain subsidiary office facilities and equipment. Details regarding the lease contracts are discussed in NOTE 8. LEASES of these Notes to Consolidated Financial Statements.

NOTE 7

GOODWILL AND OTHER INTANGIBLES

The Corporation’s goodwill was $712.0 million for the years ended December 31, 2025 and 2024.

During the fourth quarter of 2025 and 2024, the Corporation performed its annual goodwill impairment testing and the fair value exceeded the Corporation’s carrying value. Based on the analysis performed, the Corporation concluded goodwill was not impaired as of December 31, 2025 and 2024. For additional details related to impairment testing, see the “GOODWILL” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2025	2024
Gross carrying amount	$123,285	$123,285
Accumulated amortization	(109,485)	(103,457)
Total core deposit and other intangibles	$13,800	$19,828

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of two to ten years. Amortization expense for the years ended December 31, 2025, 2024 and 2023, was $6.0 million, $7.3 million and $8.7 million, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Estimated future amortization expense is summarized as follows:

Amortization Expense
2026	$4,910
2027	3,603
2028	2,852
2029	1,137
2030	806
After 2030	492
$13,800

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

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2025 and 2024:

	2025	2024
Operating lease assets	$17,420	$21,085
Total lease assets	$17,420	$21,085

Operating lease liabilities	$19,123	$23,873
Total lease liabilities	$19,123	$23,873

Weighted average remaining lease term (years)
Operating leases	5.9	6.5
Weighted average discount rate
Operating leases	3.8%	3.8%

The table below presents the components of total lease cost for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Lease Cost:
Operating lease cost	$5,273	$5,514	$7,696
Short-term lease cost	618	566	478
Variable lease cost	1,350	1,298	1,534
Less: Sublease income	—	(5)	(16)
Total lease cost, net	$7,241	$7,373	$9,692

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities	Operating Leases
2026	$4,940
2027	4,121
2028	3,658
2029	2,594
2030	1,946
After 2030	4,717
Total lease payments	$21,976
Less: Present value discount	2,853
Present value of lease liabilities	$19,123

Other Information	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,178	$5,073	$5,742
ROU assets obtained in exchange for new operating lease liabilities	$783	$7,102	$2,253

NOTE 9

QUALIFIED AFFORDABLE HOUSING INVESTMENTS

The Corporation has investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to earn an adequate return of capital through the receipt of low income housing tax credits and to assist the Corporation in achieving goals associated with the CRA. These investments are included in other assets on the Consolidated Balance Sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense. Details of the accounting treatment of the Corporation’s LIHTC investments are included in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

The following table summarizes the Corporation’s affordable housing investments as of December 31, 2025 and 2024:

	2025		2024
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$178,380	$109,214	$167,685	$132,226

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Amortization expense	$14,304	$12,040	$6,324
Tax credits recognized	17,966	11,782	5,327

NOTE 10

DEPOSITS

The composition of the deposit portfolio is included in the table below as of the dates indicated:

	December 31, 2025	December 31, 2024
Demand deposits	$7,770,473	$7,980,061
Savings deposits	5,481,785	4,522,758
Certificates and other time deposits of $100,000 or less	603,690	692,068
Certificates and other time deposits of $100,000 or more	915,293	1,043,068
Brokered certificates of deposits	523,614	283,671
Total deposits	$15,294,855	$14,521,626

Deposits increased $773.2 million from December 31, 2024. The majority of the organic deposit growth was due to increases in non-maturity deposits of $749.4 million. Lower interest rates have resulted in customers migrating funds from maturity time deposit products into non-maturity products. At December 31, 2025 and 2024, deposits exceeding the FDIC’s Standard Maximum Deposit Insurance Amount of $250,000 were $9.2 billion and $8.7 billion, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2025, the contractual maturities of time deposits are summarized as follows:

Certificates and Other Time Deposits
2026	$1,747,870
2027	182,424
2028	106,987
2029	3,239
2030	1,983
After 2030	94
$2,042,597

NOTE 11

BORROWINGS

The following table summarizes the Corporation’s borrowings as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Federal funds purchased	$40,000	$99,226
Securities sold under repurchase agreements	103,755	142,876
Federal Home Loan Bank advances	798,549	822,554
Subordinated debentures and other borrowings	57,630	93,529
Total borrowings	$999,934	$1,158,185

Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-Sponsored Enterprise obligations. The maximum amount of outstanding agreements at any month-end during 2025 and 2024 totaled $169.1 million and $194.2 million, respectively, and the average of such agreements totaled $127.9 million and $136.0 million during 2025 and 2024, respectively.

Transfers Accounted For As Secured Borrowings

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of December 31, 2025 and 2024 were:

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$103,755	$—	$—	$—	$103,755

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$142,876	$—	$—	$—	$142,876

Contractual maturities of borrowings as of December 31, 2025, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2026	$40,000	$103,755	$75,000	$1,095
2027	—	—	320,000	—
2028	—	—	290,000	—
2029	—	—	50,000	—
2030	—	—	—	—
2031 and after	—	—	63,549	60,375
ASC 805 fair value adjustments at acquisition	—	—	—	(3,840)
	$40,000	$103,755	$798,549	$57,630

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

At December 31, 2025, the outstanding FHLB advances had interest rates from 0.00 to 4.56 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at December 31, 2025, was $819.9 million. As of December 31, 2025, the Corporation had $280.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of December 31, 2025 and 2024, subordinated debentures and term loans totaled $57.6 million and $93.5 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At December 31, 2025 and 2024, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of December 31, 2025 and 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate published by the Chicago Mercantile Exchange Group (“CME Term SOFR”), plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2025 and 2024, was 5.54 percent and 6.18 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At December 31, 2025 and 2024, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of December 31, 2025 and 2024, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at December 31, 2025 and 2024 was 5.48 percent and 6.12 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation completed the private issuance and sale to four institutional investors of an aggregate of $70 million of debt comprised of (a) 5.00 percent Fixed-to-Floating Rate Senior Notes due 2028 in the aggregate principal amount of $5 million (the “Senior Debt”) and (b) 6.75 percent Fixed-to-Floating Rate Subordinated Notes due 2028 in the aggregate principal amount of $65 million (the “Subordinated Debt”). The interest rate on the Senior Debt and Subordinated Debt remained fixed for the first ten (10) years and converted to floating on October 30, 2023 at which time the optional redemption provisions of both instruments became effective. During the year ended December 31, 2024, the Corporation exercised its option to redeem $65 million in principal, fully repaying the Subordinated Debt on the scheduled interest payment dates.

As of December 31, 2024, the Senior Debt had an annual floating rate equal to three-month CME Term SOFR, plus the 0.26161 percent spread adjustment, plus 2.345 percent, resulting in an interest rate of 7.18 percent. The Senior Debt agreement contained certain customary representations and warranties and financial and negative covenants. As of December 31, 2024 the Corporation was in compliance with these covenants. During the third quarter of 2025, the Corporation exercised its rights to redeem the $5.0 million in principal and paid the Senior Debt on the scheduled interest payment date. No principal amount remains outstanding related to the Senior Debt as of December 31, 2025.

•Level One Subordinated Notes. On April 1, 2022, the Corporation assumed certain subordinated notes in conjunction with its acquisition of Level One. The $30.0 million of subordinated notes issued on December 18, 2019 bear a fixed interest rate of 4.75 percent per annum, payable semiannually through December 18, 2024. The notes had a floating interest rate equal to the three-month CME Term SOFR plus 3.11 percent, payable quarterly, after December 18, 2024 through maturity. The Corporation had the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. During the first quarter of 2025, the Corporation exercised its rights to redeem $30.0 million in principal and paid the debt in full on the scheduled interest payment date. The redemption was permitted under the optional redemptions provisions of the subordinated notes. No principal amount remains outstanding related to the subordinated notes as of December 31, 2025.

•Other Borrowings. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million as of December 31, 2025 and 2024. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $7.0 million and $7.1 million as of December 31, 2025 and 2024, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Line of Credit. As of December 31, 2025 and 2024, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, U.S. Bank, N.A. has provided the Corporation with a revolving line of credit (“Credit Facility”) of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month CME Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. During the third quarter of 2025, the Corporation amended the Credit Facility to extend the termination date from September 30, 2025 to September 29, 2026. As of December 31, 2025 and 2024, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

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

Derivatives Designated as Hedges

The Corporation’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the payment of fixed amounts to a counterparty in exchange for the Corporation receiving variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.  As of December 31, 2025 and 2024 the Corporation had no interest rate swaps or caps designated as hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss). The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2025 and 2024, the Corporation did not recognize any ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation doesn't expect to reclassify income (loss) associated with derivatives from accumulated other comprehensive loss to interest expense.

There was no gain recognized in other comprehensive income (loss) for the years ended December 31, 2025 and 2024.

The amount of loss reclassified from other comprehensive income (loss) into income related to cash flow hedging relationships is included in the table below for the years ended December 31, 2025, 2024 and 2023.

Derivatives Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
		2025	2024	2023
Interest rate contracts	Interest expense	$—	$—	$(15)

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Interest rate lock commitments related to mortgage loans and forward sale commitments to third-party investors are also considered derivatives. It is the Corporation's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. Fair values were estimated using observable market inputs, primarily changes in mortgage interest rates, from the date of commitment to the reporting date. Changes in the fair value of these mortgage banking derivatives are included in net gains and fees on sales of loans.

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Balance Sheets, as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,529,421	$47,850	$1,386,757	$76,528
Forward contracts related to mortgage loans to be delivered for sale	15,217	422	39,142	465
Interest rate lock commitments	26,595	196	15,000	140
Included in other assets	$1,571,233	$48,468	$1,440,899	$77,133
Included in other liabilities:
Interest rate swaps	$1,668,136	$47,879	$1,486,764	$76,450
Forward contracts related to mortgage loans to be delivered for sale	25,000	99	13,020	18
Interest rate lock commitments	2,246	2	14,457	100
Included in other liabilities	$1,695,382	$47,980	$1,514,241	$76,568

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		2025	2024	2023
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$(1,147)	$832	$1,138
Interest rate lock commitments	Net gains and fees on sales of loans	154	(121)	185
Total net gain (loss) recognized in income		$(993)	$711	$1,323

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

Credit-risk-related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of December 31, 2025, the termination value of derivatives in a net liability position related to these agreements was $10.0 million, which resulted in $1.8 million of collateral pledged to counterparties as of December 31, 2025. While the Corporation did not breach any of these provisions as of December 31, 2025, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

NOTE 13

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation uses fair value measurements to adjust certain assets and liabilities and to provide fair value disclosures. Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring it and expands related disclosure requirements.  It applies only when other accounting guidance requires or permits fair value measurement and does not expand its use to new circumstances.

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

An input is considered to be significant if it contributes 10 percent or more to the total fair value of the asset or liability.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation did not have any Level 1 securities as of December 31, 2025. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities, foreign investment and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities and corporate obligations. Fair values for Level 3 securities were determined using discounted cash flow models that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets on a recurring basis, along with their classification within the fair value hierarchy as of December 31, 2025 and 2024.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$76,099	$—	$76,099	$—
State and municipal	902,294	—	900,339	1,955
U.S. Government-sponsored mortgage-backed securities	419,510	—	419,510	—
Foreign investment	1,500	—	1,500	—
Corporate obligations	7,699	—	7,668	31
Derivative assets	48,468	—	48,468	—
Derivative liabilities	47,980	—	47,980	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$79,381	$—	$79,381	$—
State and municipal	863,174	—	860,793	2,381
U.S. Government-sponsored mortgage-backed securities	431,622	—	431,618	4
Corporate obligations	12,298	—	12,267	31
Derivative assets	77,133	—	77,133	—
Derivative liabilities	76,568	—	76,568	—

LEVEL 3 RECONCILIATION

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for year ended December 31, 2025 and 2024.

	Available for Sale Securities
	For The Year Ended
	December 31, 2025	December 31, 2024
Beginning Balance	$2,416	$3,310
Included in other comprehensive income (loss)	33	(908)
Principal payments	(463)	14
Ending balance	$1,986	$2,416

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at December 31, 2025 or 2024.

TRANSFERS BETWEEN LEVELS

There were no transfers in or out of Level 3 during 2025 or 2024.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NONRECURRING MEASUREMENTS

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at December 31, 2025 and 2024.

		Fair Value Measurements Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$65,302	—	—	$65,302

		Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$46,810	—	—	$46,810

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

UNOBSERVABLE (LEVEL 3) INPUTS

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2025 and 2024.

December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$1,955	Discounted cash flow	Maturity/Call date	1 month to 5 years
			US Muni BQ curve	BBB
			Discount rate	3.6% - 5.7%
			Weighted-average coupon	3.6%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$31	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$65,302	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	1% - 16%
			Weighted-average discount by loan balance	1.5%

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

December 31, 2024	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,381	Discounted cash flow	Maturity/Call date	1 month to 6 years
			US Muni BQ curve	BBB
			Discount rate	3.6% - 4.7%
			Weighted-average coupon	3.6%

Corporate obligations and U.S. Government-sponsored mortgage-backed securities	$35	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$46,810	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 16%
			Weighted-average discount by loan balance	12.6%

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

State and Municipal Securities and Corporate Obligations

The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal securities and corporate obligations are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in either of those inputs will not affect the other input.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024.

	2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at December 31:
Cash and due from banks	$84,158	$84,158	$—	$—	$84,158
Interest-bearing deposits	196,300	196,300	—	—	196,300
Investment securities held to maturity, net of allowance for credit losses	1,971,539	—	1,713,872	4,415	1,718,287
Loans held for sale	20,079	—	20,079	—	20,079
Net loans	13,596,110	—	—	13,498,304	13,498,304
Federal Home Loan Bank stock	47,245	—	47,245	—	47,245
Interest receivable	93,374	—	93,374	—	93,374
Liabilities at December 31:
Deposits	$15,294,855	$13,252,258	$2,042,782	$—	$15,295,040
Borrowings:
Federal funds purchased	40,000	—	40,000	—	40,000
Securities sold under repurchase agreements	103,755	—	103,747	—	103,747
Federal Home Loan Bank advances	798,549	—	803,396	—	803,396
Subordinated debentures and other borrowings	57,630	—	53,982	—	53,982
Interest payable	18,235	—	18,235	—	18,235

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets at December 31:
Cash and due from banks	$87,616	$87,616	$—	$—	$87,616
Interest-bearing deposits	298,891	298,891	—	—	298,891
Investment securities held to maturity, net of allowance for credit losses	2,074,220	—	1,716,647	6,873	1,723,520
Loans held for sale	18,663	—	18,663	—	18,663
Net loans	12,661,602	—	—	12,437,523	12,437,523
Federal Home Loan Bank stock	41,690	—	41,690	—	41,690
Interest receivable	91,829	—	91,829	—	91,829
Liabilities at December 31:
Deposits	$14,521,626	$12,502,819	$2,010,348	$—	$14,513,167
Borrowings:
Securities sold under repurchase agreements	142,876	—	142,865	—	142,865
Federal Home Loan Bank advances	822,554	—	816,786	—	816,786
Subordinated debentures and other borrowings	93,529	—	84,108	—	84,108
Interest payable	16,102	—	16,102	—	16,102

NOTE 14
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of December 31, 2025 and 2024:

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)
Other comprehensive income before reclassifications	56,504	2,016	58,520
Amounts reclassified from accumulated other comprehensive loss	6	24	30
Period change	56,510	2,040	58,550
Balance at December 31, 2025	$(131,902)	$1,767	$(130,135)

Balance at December 31, 2023	$(173,654)	$(2,316)	$(175,970)
Other comprehensive loss before reclassifications	(31,156)	2,043	(29,113)
Amounts reclassified from accumulated other comprehensive loss	16,398	—	16,398
Period change	(14,758)	2,043	(12,715)
Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table presents the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023:

	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	2023	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$(8)	$(20,757)	$(6,930)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit	2	4,359	1,455	Income tax expense
	$(6)	$(16,398)	$(5,475)

Unrealized gains (losses) on cash flow hedges (2)
Interest rate contracts	$—	$—	$(15)	Interest expense - subordinated debentures and other borrowings
Related income tax benefit	—	—	3	Income tax expense
	$—	$—	$(12)

Unrealized gains (losses) on defined benefit plans
Amortization of net loss and prior service costs	$(30)	$—	$(82)	Noninterest expense - salaries and employee benefits
Related income tax benefit	6	—	17	Income tax expense
	$(24)	$—	$(65)

Total reclassifications for the period, net of tax	$(30)	$(16,398)	$(5,552)

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive loss see NOTE 4. INVESTMENT SECURITIES of these Notes to Consolidated Financial Statements.

(2) For additional detail related to unrealized gains (losses) on cash flow hedges and related amounts reclassified from accumulated other comprehensive loss see NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Financial Statements.

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

Under the fully phased-in Basel III capital rules, the Corporation and the Bank maintain the minimum capital and leverage ratios, including a 2.5 percent capital conservation buffer, as illustrated in the table below. In order to avoid limitations on capital distributions, including dividends, the Corporation must maintain capital levels above these minimum requirements. The Corporation and Bank have elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2025, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

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

On April 1, 2022, the Corporation assumed $30.0 million of 4.75 percent Fixed-to-Floating subordinated notes due December 18, 2029 in conjunction with its acquisition of Level One. On February 14, 2025, the Corporation, through its trustee, distributed notice of redemption of all $30.0 million in principal amount of such. The Corporation exercised its rights to redeem $30.0 million of the subordinated debt on the scheduled interest payment date of March 18, 2025.

The Corporation’s and Bank’s actual and required capital ratios as of December 31, 2025 and 2024 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,121,288	13.41%	$1,660,386	10.50%	N/A	N/A
First Merchants Bank	2,074,790	13.11	1,661,540	10.50	$1,582,419	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,875,892	11.86%	$1,344,122	8.50%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,345,056	8.50	$1,265,935	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,850,892	11.70%	$1,106,924	7.00%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,107,693	7.00	$1,028,572	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,875,892	10.24%	$732,768	4.00%	N/A	N/A
First Merchants Bank	1,876,817	10.18	737,699	4.00	$922,124	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,030,362	13.31%	$1,601,175	10.50%	N/A	N/A
First Merchants Bank	1,967,738	12.89	1,602,417	10.50	$1,526,112	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,767,468	11.59%	$1,296,189	8.50%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,297,195	8.50	$1,220,889	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,742,468	11.43%	$1,067,450	7.00%	N/A	N/A
First Merchants Bank	1,776,738	11.64	1,068,278	7.00	$991,973	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,767,468	9.96%	$710,089	4.00%	N/A	N/A
First Merchants Bank	1,776,738	9.92	716,172	4.00	$895,215	5.00%

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

Dividends
The Corporation’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the bank’s retained income (as defined under the regulations) for the current year plus those for the previous two years, subject to the capital requirements described above. As of December 31, 2025, the amount available for dividends from the Corporation’s subsidiaries (both banking and non-banking), without prior regulatory approval or notice, was $228.9 million.

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

Preferred Stock
As part of the Level One acquisition, the Corporation issued 10,000 shares of a newly created 7.5 percent non-cumulative perpetual preferred stock with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at December 31, 2025 and 2024. During the twelve months ended December 31, 2025 and 2024, the Corporation declared and paid dividends of $187.52 per share (equivalent to $1.88 per depositary share), equal to $1.9 million. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program
On January 27, 2021, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,333,000 shares of the Corporation’s outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represents approximately 6 percent of the Corporation’s outstanding shares at the time the program became effective. The Corporation repurchased 1.6 million shares of its common stock pursuant to the repurchase program during 2024. As of December 31, 2024, the Corporation had approximately 1.0 million shares at a maximum aggregate value of $18.4 million available to repurchase under the program. The stock repurchase program approved in 2021 was discontinued as of March 18, 2025.

On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation’s outstanding shares at the time the program became effective. The Corporation repurchased 1.2 million shares of its common stock pursuant to the repurchase program during 2025, for total consideration of $46.9 million. The average purchase price was $38.71 per share. As of December 31, 2025, approximately 1.7 million shares remained available for repurchase under the program, with an aggregate remaining authorization of $53.1 million.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. For the twelve months ended December 31, 2025 and 2024, the Corporation recorded excise tax of $0.4 million and $0.5 million, respectively, related to its share repurchase during the period, which is reflected in the Stockholders’ Equity as a component of additional paid-in capital.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

NOTE 16

LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The unpaid balances are as follows for December 31, 2025 and 2024.

	2025	2024
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$874,981	$835,432
Fannie Mae	731,856	758,477
Equity Bank	30,791	36,408
Federal Home Loan Bank	567,545	386,022
Total	$2,205,173	$2,016,339

For certain loans, the originated loans are sold to third parties on a non-recourse basis with servicing rights retained. The retained servicing rights are recorded as a servicing asset and are reported under the line item "Other assets" in the Consolidated Balance Sheets. The associated amortization expense is included in “Other expenses” in the Consolidated Statements of Income. Mortgage servicing rights are initially recorded at fair value and then carried at the lower of amortized cost or fair value.

The following table presents changes in the servicing asset during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$9,399	$8,157
Servicing rights capitalized	4,383	4,444
Amortization of servicing rights	(3,590)	(3,202)
Balance, end of period	$10,192	$9,399

The fair value of servicing rights was $14.7 million and $12.9 million for the years ended December 31, 2025 and 2024, respectively. Fair value at December 31, 2025 was determined using weighted average discount rates ranging from 2.50 percent to 9.13 percent, Public Securities Association (“PSA”) Prepayment Model speed ranging from 100 percent to 224 percent and cost to service of $6 per loan. Fair value at December 31, 2024 was determined using weighted average discount rates ranging from 2.55 percent to 8.22 percent, PSA ranging from 0 percent to 274 percent, and cost to service of $6 per loan.

NOTE 17

SHARE-BASED COMPENSATION

Stock options and Restricted Stock Awards (“RSAs”) have been issued to directors, officers and other management employees under the Corporation’s 2024 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors.  The stock options, which have a ten-year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation’s common stock closing price on Nasdaq on the date of grant.  The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation’s common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date. For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings. Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSAs and ESPP options, the Corporation generally issues new shares from its authorized but unissued share pool. Share-based compensation for the years ended December 31, 2025, 2024, and 2023 was $7.3 million, $5.8 million, and $5.2 million, respectively, and has been recognized as a component of salaries and employee benefits expense in the accompanying Consolidated Statements of Income.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table summarizes the components of the Corporation’s share-based compensation awards recorded as an expense and the income tax benefit of such awards. For the years ended December 31, 2025 and 2024, the Corporation had RSAs vest primarily at a stock price that was lower than the grant date stock price, which resulted in the recognition of income tax expense at vesting of $94,000 and $130,000, respectively. For the year ended December 31, 2023, the Corporation had RSAs vest primarily at a stock price that was higher than the grant date stock price, which resulted in the recognition of income tax benefit at vesting of $126,000.

	Years Ended December 31,
	2025	2024	2023
Stock and ESPP Options
Pre-tax compensation expense	$102	$164	$103
Income tax benefit	(17)	(40)	(62)
Stock and ESPP option expense, net of income taxes	$85	$124	$41
Restricted Stock Awards
Pre-tax compensation expense	$7,231	$5,654	$5,055
Income tax benefit	(1,424)	(1,058)	(1,188)
Restricted stock awards expense, net of income taxes	$5,807	$4,596	$3,867
Total Share-Based Compensation
Pre-tax compensation expense	$7,333	$5,818	$5,158
Income tax benefit	(1,441)	(1,098)	(1,250)
Total share-based compensation expense, net of income taxes	$5,892	$4,720	$3,908

The grant date fair value of ESPP options was estimated to be approximately $20,000 at the beginning of the October 1, 2025 quarterly offering period. The ESPP options vested during the three months ending December 31, 2025, leaving no unrecognized compensation expense related to unvested ESPP options at December 31, 2025.

Stock option activity under the Corporation’s stock option plans, as of December 31, 2025, and changes during the year ended December 31, 2025 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	40,991	$22.44
Exercised	(21,467)	$21.15
Outstanding December 31, 2025	19,524	$23.86	1.10	$266
Vested and Expected to Vest at December 31, 2025	19,524	$23.86	1.10	$266
Exercisable at December 31, 2025	19,524	$23.86	1.10	$266

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their stock options on December 31, 2025.  The amount of aggregate intrinsic value will change based on the fair value of the Corporation’s common stock.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $374,000 and $707,000, respectively. Cash receipts of stock options exercised during 2025 and 2024 were $454,000 and $900,000, respectively.

The following table summarizes information on unvested RSAs outstanding as of December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2025	554,436	$36.47
Granted	222,098	$37.75
Vested	(129,592)	$40.63
Forfeited	(5,825)	$35.62
Unvested RSAs at December 31, 2025	641,117	$36.08

As of December 31, 2025, unrecognized compensation expense related to RSAs was $11.5 million and is expected to be recognized over a weighted-average period of 1.59 years. The Corporation did not have any unrecognized compensation expense related to stock options as of December 31, 2025.

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

The table below sets forth the plans’ funded status and amounts recognized in the Consolidated Balance Sheets, using measurement dates of December 31, 2025 and 2024.

	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of year	$48,398	$55,761
Interest cost	2,538	2,632
Actuarial loss (gain)	1,762	(2,678)
Benefits paid	(5,393)	(7,317)
Benefit obligation at end of year	$47,305	$48,398

Change in Plan Assets:
Fair value of plan assets at beginning of year	$79,535	$82,258
Actual return on plan assets	8,546	4,006
Employer contributions	654	588
Benefits paid	(5,393)	(7,317)
End of year	83,342	79,535
Funded status at end of year	$36,037	$31,137

Assets and Liabilities Recognized in the Balance Sheets:
Deferred tax asset	$—	$505
Assets	$37,712	$33,217
Deferred tax liability	$152	$—
Liabilities	$1,675	$2,081

As of December 31, 2025, the funded status of the plans increased $4.9 million from December 31, 2024. The expected increase in the funded status attributable to interest cost less expected return on assets, actual contributions and direct benefit payments was $2.2 million, resulting in a net gain of $2.7 million at December 31, 2025. The key contributing factors to the net gain were the discount rate decreased by 40 basis points from 5.60 percent to 5.20 percent, which increased the liability by $1.3 million and the assets in the plan earned a return of $8.5 million, which was $4.5 million higher than the expected return.

The accumulated benefit obligation for all defined benefit plans was $47.3 million and $48.4 million at December 31, 2025 and 2024, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consists solely of the non-qualified plans for certain employees, former employees and former non-employee directors, and is included in the table below.

	December 31, 2025	December 31, 2024
Projected benefit obligation	$1,675	$2,081
Accumulated benefit obligation	$1,675	$2,081
Fair value of plan assets	$—	$—

The Corporation recognized expense under these non-qualified plans of $0.1 million, $0.1 million and $0.2 million for 2025, 2024 and 2023, respectively.

The following table shows the components of net periodic pension benefit cost:

	December 31, 2025	December 31, 2024	December 31, 2023
Interest cost	2,538	2,632	2,876
Expected return on plan assets	(4,059)	(4,133)	(3,887)
Amortization of prior service cost	31	49	87
Amortization of net (gain) loss	(45)	1	80
Net periodic pension benefit cost	$(1,535)	$(1,451)	$(844)

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31, 2025	December 31, 2024	December 31, 2023
Net periodic pension benefit cost	$(1,535)	$(1,451)	$(844)
Net gain	2,726	2,551	3,121
Amortization of net (gain) loss	(45)	49	80
Amortization of prior service cost	31	1	87
Total recognized in other comprehensive income	2,712	2,601	3,288
Total recognized in net periodic pension benefit cost and other comprehensive income	$4,247	$4,052	$4,132

Significant assumptions include:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average Assumptions Used to Determine Benefit Obligation:
Discount rate	5.20%	5.60%	5.10%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a
Weighted-average Assumptions Used to Determine Cost:
Discount rate	5.60%	5.10%	5.40%
Expected return on plan assets	5.25%	5.25%	5.25%
Rate of compensation increase for accruing active participants	n/a	n/a	n/a

At December 31, 2025 and 2024, the Corporation based its estimate of the expected long-term rate of return on analysis of the historical returns of the plans and current market information available.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2025. The minimum contribution required in 2026 will likely be zero, but the Corporation may decide to make a discretionary contribution during the year.

2026	$5,198
2027	4,911
2028	4,759
2029	4,572
2030	4,192
After 2030	17,728
$41,360

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

Beginning in 2005, employees who have completed 1000 hours of service and are an active employee on the last day of the year receive an additional retirement contribution after year-end. Employees hired after January 1, 2010 do not participate in the additional retirement contribution. Effective January 1, 2013, the additional retirement contribution was fixed at 2 percent. Full vesting occurs after five years of service. The Corporation’s expense for the Savings Plan, including the additional retirement contribution, was $7.0 million, $7.0 million and $7.2 million for 2025, 2024 and 2023, respectively.

The Corporation also maintains a post retirement benefit plan that provides health insurance benefits for a closed group of participants that came to the Corporation through the 2019 MBT Financial Corp. (“MBT”) acquisition. To be eligible for the post retirement plan, the participants must (1) have been hired by MBT prior to January 1, 2007, (2) be a full-time employee of the Corporation and employed by MBT prior to the acquisition, and (3) be at least 55 years of age with 5 years of full-time service with MBT. The plan allowed retirees to be carried under the Corporation’s health insurance plan, generally from ages 55 to 65. The retirees’ premiums are determined based on their retiree class (per historical MBT guidelines) and also determined by the plan type for which the retiree is enrolled. As of December 31, 2025 and 2024, the obligation payable under the post retirement plan was $1.8 million and $0.3 million, respectively. Post retirement plan expense totaled $20,000, $32,000 and $44,000 for 2025, 2024 and 2023, respectively.

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Pension Plan Assets

The plans’ investment strategies are to provide for preservation of capital with an emphasis on long-term growth without undue exposure to risk. The assets of the plans are invested in accordance with the plans’ Investment Policy Statement, subject to strict compliance with the Employee Retirement Income Security Act of 1974 and any other applicable statutes. The plans’ risk management practices include semi-annual evaluations of investment managers, including reviews of compliance with investment manager guidelines and restrictions; ability to exceed performance objectives; adherence to the investment philosophy and style; and ability to exceed the performance of other investment managers. The evaluations are reviewed by management with appropriate follow-up and actions taken, as deemed necessary. The Investment Policy Statement generally allows investments in cash and cash equivalents, real estate, fixed income debt securities and equity securities, and specifically prohibits investments in derivatives, options, futures, private placements, short selling, non-marketable securities and purchases of individual non-investment grade bonds.

Plan assets are re-balanced quarterly. At December 31, 2025 and 2024, plan assets by category are as follows:

	December 31, 2025		December 31, 2024
	Actual	Target	Actual	Target
Cash and cash equivalents	3.3%	3.0%	3.3%	3.0%
Equity securities	24.2	25.0	27.3	20.0
Debt securities	72.5	72.0	69.4	77.0
	100.0%	100.0%	100.0%	100.0%

At December 31, 2025, the maturities of the plans’ debt securities ranged from 50 days to 19.6 years, with a weighted average maturity of 9.0 years. At December 31, 2024, the maturities of the plans’ debt securities ranged from 14 days to 20.4 years, with a weighted average maturity of 8.0 years.

Following is a description of the valuation methodologies used for pension plan assets measured at fair value on a recurring basis, as well as the general classification of pension plan assets pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, plan assets are classified within Level 1 of the valuation hierarchy.  Level 1 plan assets total $69.7 million and $69.2 million as of December 31, 2025 and 2024, respectively, and include cash and cash equivalents, common stocks, mutual funds and corporate bonds and notes.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of plan assets with similar characteristics or discounted cash flows.  Level 2 plan assets total $13.7 million and $10.3 million as of December 31, 2025 and 2024, respectively, and include governmental agencies, taxable municipal bonds and notes, and certificates of deposit.  In certain cases where Level 1 or Level 2 inputs are not available, plan assets are classified within Level 3 of the hierarchy.  There are no assets classified within Level 3 of the hierarchy at December 31, 2025 and 2024.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,768	$2,768	$—	$—
Corporate Bonds and Notes	30,932	30,932	—	—
Government Agency and Municipal Bonds and Notes	13,651	—	13,651	—
Party-in-Interest Investments
Common Stock	2,268	2,268	—	—
Mutual Funds and Exchange Traded Funds
Taxable Bond	15,872	15,872	—	—
Large Cap Equity	9,120	9,120	—	—
Mid Cap Equity	2,892	2,892	—	—
Small Cap Equity	1,245	1,245	—	—
International Equity	4,593	4,593	—	—
	$83,341	$69,690	$13,651	$—

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$2,609	$2,609	$—	$—
Corporate Bonds and Notes	29,206	29,206	—	—
Government Agency and Municipal Bonds and Notes	10,089	—	10,089	—
Certificates of Deposit	246	—	246	—
Party-in-Interest Investments
Common Stock	2,413	2,413	—	—
Mutual Funds and Exchange Traded Funds
Taxable Bond	15,648	15,648	—	—
Large Cap Equity	11,047	11,047	—	—
Mid Cap Equity	3,403	3,403	—	—
Small Cap Equity	1,275	1,275	—	—
International Equity	3,599	3,599	—	—
	$79,535	$69,200	$10,335	$—

NOTE 19

INCOME TAXES

Income tax expense consists of the following components for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Income Tax Expense for the Year Ended December 31:
Currently Payable:
Federal	$30,471	$27,979	$29,351
State	423	723	(504)
Deferred:
Federal	1,106	1,548	4,613
State	1,113	76	1,986
Income Tax Expense	$33,113	$30,326	$35,446

The reconciliation between income tax expense expected at the U.S. federal statutory tax rate and the reported income tax expense is summarized in the following table for years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Income Before Income Taxes	$259,114		$231,728		$259,232
Federal Statutory Income Tax at 21%	$54,414	21.0%	$48,663	21.0%	$54,439	21.0%
State & Local Taxes, Net of Federal Income Tax Effect (1)	1,213	0.5%	631	0.3%	1,171	0.4%
Tax-exempt Interest Income	(18,512)	(7.1)%	(17,509)	(7.5)%	(18,193)	(7.0)%
Non-deductible FDIC Premiums	600	0.2%	624	0.3%	454	0.2%
Earnings on Life Insurance	(1,599)	(0.6)%	(1,777)	(0.8)%	(1,753)	(0.7)%
Other Non-taxable/Non-deductible Items	720	0.2%	521	0.2%	(9)	—%
Tax Credits	(3,662)	(1.4)%	(2,018)	(0.9)%	(331)	(0.1)%
Other	(61)	—%	1,191	0.5%	(332)	(0.1)%
Income Tax Expense & Effective Tax Rate	$33,113	12.8%	$30,326	13.1%	$35,446	13.7%
(1) State taxes in Illinois make up the majority (greater than 50 percent) of the State & Local Taxes, Net of Federal Income Tax Effect for periods ended December 31, 2025, 2024 and 2023.

The Corporation operates in multiple U.S. states. For the years ended December 31, 2025, 2024, and 2023, the effect of state and local taxes on the effective tax rate is primarily influenced by operations in Indiana and Illinois, which make up greater than 50 percent of the state and local tax effect. Tax-exempt interest income includes interest earned on municipal securities held in the investment portfolio. Tax Credits consist entirely of low-income housing tax credits.

Income taxes paid (net of refunds) for the years ended December 31, 2025, 2024 and 2023 are summarized in the following table:

	2025	2024	2023
Income Taxes Paid for the Year Ended December 31:
Federal	$19,704	$7,000	$33,682
State	1,042	627	1,156
Income Taxes Paid	$20,746	$7,627	$34,838

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
In 2025, there were no individual state or local jurisdictions with taxes paid that equaled or exceeded 5% of total income taxes paid.

Significant components of the net deferred tax assets and liabilities resulting from temporary differences were as follows at December 31, 2025 and 2024:

	2025	2024
Deferred Tax Asset at December 31:
Assets:
Differences in Accounting for Credit Losses	$51,617	$51,186
Differences in Accounting for Loan Fees	2,431	2,193
Deferred Compensation	4,258	3,950
Federal & State Income Tax Loss Carryforward and Credits	260	1,166
Net Unrealized Loss on Securities Available for Sale	35,063	50,084
Other	5,816	5,771
Total Assets	99,445	114,350
Liabilities:
Differences in Depreciation Methods	7,612	8,801
Differences in Accounting for Loans and Securities	501	920
Differences in Accounting for Mortgage Servicing Rights	2,460	2,280
Difference in Accounting for Pensions and Other Employee Benefits	10,610	8,156
State Income Tax	1,179	1,416
REIT Dividend Deferral	2,818	677
Other	7,022	6,208
Total Liabilities	32,202	28,458
Net Deferred Tax Asset	$67,243	$85,892

As of December 31, 2025, the Corporation has approximately $5.3 million of state NOL carryforwards available to offset future state taxable income, which will expire beginning in 2026. These NOL carryforwards along with normal timing differences between book and tax result in total state deferred tax assets of $5.6 million. Management believes it is more likely than not that the benefit of these state NOL carryforwards and other state deferred tax assets will be fully realized.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisitions of CFS Bancorp, Inc. (“CFS”) and Ameriana Bancorp, Inc. (“Ameriana”) of approximately $13.4 million and $11.9 million, respectively. CFS and Ameriana qualified as banks under provisions of the Internal Revenue Code which permitted them to deduct from taxable income an allowance for bad debts which differed from the provision for losses charged to income, for which no deferred federal income tax liability has been recognized. If in the future this portion of additional paid-in capital is distributed, or the Corporation no longer qualifies as a bank for income tax purposes, federal income taxes may be imposed at the then applicable tax rate. The unrecorded deferred tax liability at December 31, 2025, would have been approximately $5.3 million.

The Corporation or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation is generally no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2022.

Additional details regarding the Corporation’s policies related to income taxes are discussed in NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of these Notes to Consolidated Financial Statements.

NOTE 20

NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the reporting period.

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

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

The following table reconciles basic and diluted net income per common share for the years indicated:

	2025			2024			2023
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$224,126	57,456,772	$3.90	$199,527	58,312,575	$3.42	$221,911	59,304,879	$3.74
Effect of potentially dilutive stock options and restricted stock awards		269,437			219,990			183,641
Diluted net income per common share	$224,126	57,726,209	$3.88	$199,527	58,532,565	$3.41	$221,911	59,488,520	$3.73
RSAs excluded from the diluted average common share calculation		59,611			92,175			69,421

As of December 31, 2025, 2024 and 2023, there were no stock options with an option price greater than the average market price of the common shares.

NOTE 21

CONDENSED FINANCIAL INFORMATION (parent company only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Corporation.

Condensed Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$41,703	$66,996
Investment in subsidiaries	2,469,036	2,315,701
Other assets	13,775	12,834
Total assets	$2,524,514	$2,395,531
Liabilities
Subordinated debentures and other borrowings	$49,570	$85,232
Interest payable	136	329
Other liabilities	8,141	4,987
Total liabilities	57,847	90,548
Stockholders' equity	2,466,667	2,304,983
Total liabilities and stockholders' equity	$2,524,514	$2,395,531

PART II: ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

Condensed Statements of Income and Comprehensive Income

	December 31, 2025	December 31, 2024	December 31, 2023
Income
Dividends from subsidiaries	$146,000	$180,000	$131,525
Other income	229	210	16
Total income	146,229	180,210	131,541
Expenses
Interest expense	3,540	6,803	10,164
Salaries and employee benefits	5,432	4,536	4,406
Other expenses	3,720	3,640	3,695
Total expenses	12,692	14,979	18,265
Income before income tax benefit and equity in undistributed income of subsidiaries	133,537	165,231	113,276
Income tax benefit	(2,522)	(3,311)	(4,526)
Income before equity in undistributed income of subsidiaries	136,059	168,542	117,802
Equity in undistributed income of subsidiaries	89,942	32,860	105,984
Net income	226,001	201,402	223,786
Preferred stock dividends	1,875	1,875	1,875
Net income available to common stockholders	$224,126	$199,527	$221,911

Net income	$226,001	$201,402	$223,786
Other comprehensive income (loss)	58,550	(12,715)	63,181
Comprehensive income	$284,551	$188,687	$286,967

Condensed Statements of Cash Flows

	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flow From Operating Activities:
Net income	$226,001	$201,402	$223,786
Adjustments to reconcile net income to net cash provided by operating activities
Share-based compensation	2,500	2,060	1,803
Equity in undistributed income of subsidiaries	(89,942)	(32,860)	(105,984)
Other adjustments	(593)	(3,615)	(2,446)
Net cash provided by operating activities	137,966	166,987	117,159
Cash Flow From Investing Activities:
Proceeds from business divestitures	—	—	4,852
Net cash provided by investing activities	—	—	4,852
Cash Flow From Financing Activities:
Cash dividends on common stock	(82,912)	(81,623)	(80,061)
Cash dividends on preferred stock	(1,875)	(1,875)	(1,875)
Repayment of borrowings	(35,000)	(65,000)	—
Stock issued under employee benefit plans	628	656	754
Stock issued under dividend reinvestment and stock purchase plan	2,336	2,261	2,180
Stock options exercised	454	900	1,110
Repurchases of common stock	(46,890)	(56,168)	—
Net cash used by financing activities	(163,259)	(200,849)	(77,892)
Net change in cash and cash equivalents	(25,293)	(33,862)	44,119
Cash and cash equivalents, beginning of the year	66,996	100,858	56,739
Cash and cash equivalents, end of year	$41,703	$66,996	$100,858

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

PART II: ITEM 9., ITEM 9A. AND ITEM 9B.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with its audits for the two most recent fiscal years ended December 31, 2025, there have been no disagreements with the Corporation’s independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, nor have there been any changes in accountants.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2025 is effective based on the specified criteria.

There have been no changes in the Corporation’s internal controls over financial reporting identified in connection with the evaluation referenced above that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2025, which appears as follows.

PART II: ITEM 9., ITEM 9A., ITEM 9B. AND ITEM 9C.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee
First Merchants Corporation
Muncie, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited First Merchants Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Corporation as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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
February 25, 2026

PART II: ITEM 9., ITEM 9A., ITEM 9B. AND ITEM 9C.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The Corporation will provide information that is responsive to the remainder of this Item 10 in its definitive proxy statement furnished to stockholders in connection with the 2026 annual meeting (“2026 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The Corporation will provide information that is responsive to this Item 11 in its 2026 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercised price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	19,524	$23.86	1,605,562
Total	19,524	$23.86	1,605,562

Security Ownership and Related Matters

The Corporation will provide additional information that is responsive to this Item 12 in its 2026 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation will provide information that is responsive to this Item 13 in its 2026 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Forvis Mazars, LLP, Indianapolis, IN, Auditor Firm ID: 686.

The Corporation will provide information that is responsive to this Item 14 in its 2026 Proxy Statement or in an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the fiscal year covered hereby. That information is incorporated in this Item 14 by reference.

PART IV: ITEM 15. AND ITEM 16.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL INFORMATION

(a) 1.           The following financial statements are filed as part of this document under Item 8 hereof:
Independent accountants’ report
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows, years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements

(a) 2.           Financial statement schedules:
All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(a) 3.           Exhibits:

Exhibit No:	Description of Exhibits:

2.1

Agreement and Plan of Merger between First Merchants Corporation and First Savings Financial Group, Inc., dated as of September 24, 2025 (Incorporated by reference to registrant's Form 8-K filed on September 25, 2025)

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
10.1
First Merchants Corporation Senior Management Incentive Compensation Program, dated February 3, 2026 (Incorporated by reference to the description in Item 5.02 of registrant's Form 8-K filed on February 6, 2026) (SEC No. 001-41342) (1)

10.2
First Merchants Corporation non-employee director compensation schedule adopted February 9, 2021 (Incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed on May 10, 2021) (SEC No. 000-17071) (1)

10.3
First Merchants Corporation Non-Employee Directors' Deferred Compensation Plan, effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on December 15, 2017) (SEC No. 000-17071) (1)

10.4
First Merchants Corporation 2009 Long-Term Equity Incentive Plan, effective as amended January 1, 2015 (Incorporated by reference to Exhibit 10.3 of registrant's Form 10-K filed on February 27, 2015) (SEC No. 000-17071) (1)

10.5
First Merchants Corporation Change of Control Agreement, as amended, with Mark K. Hardwick dated June 1, 2011 (Incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.6
First Merchants Corporation Change of Control Agreement, as amended, with Michael J. Stewart dated June 1, 2011 (Incorporated by reference to Exhibit 10.3 registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.7
First Merchants Corporation Change of Control Agreement, as amended, with John J. Martin dated June 1, 2011 (Incorporated by reference to Exhibit 10.4 of registrant’s Form 10-Q filed on August 9, 2011) (SEC No. 000-17071) (1)

10.8
First Merchants Corporation Change of Control Agreement, effective February 11, 2014, with Stephan H. Fluhler (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 12, 2014) (SEC No. 000-17071) (1)

10.9
First Merchants Corporation Change of Control Agreement, effective November 4, 2021, with Michele M. Kawiecki (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on November 10, 2021) (SEC No. 000-17071) (1)

10.10
First Merchants Corporation Change of Control Agreement, effective August 23, 2021, with Chad W. Kimball (Incorporated by reference to Exhibit 10.10 of registrant's Form 10-K filed on February 24, 2025) (SEC No. 001-41342) (1)

10.11
First Merchants Corporation Change of Control Agreement, effective November 1, 2024 with Joseph C. Peterson (Incorporated by reference to Exhibit 10.11 of registrant's Form 10-K filed on February 24, 2025) (SEC No. 001-41342) (1)

PART IV: ITEM 15. AND ITEM 16.

10.12
First Merchants Corporation Supplemental Executive Retirement Plan and amendments thereto (Incorporated by reference to Exhibit 10.7 of registrant's Form 10-K filed on March 27, 1998) (SEC No. 000-17071) (1)

10.13
First Merchants Corporation Defined Contribution Supplemental Retirement Plan dated January 1, 2006 (Incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

10.14
First Merchants Corporation Participation Agreement of Michael C. Rechin dated January 26, 2007 (Incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on February 6, 2007) (SEC No. 000-17071) (1)

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

10.21	First Merchants Corporation 2024 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed on May 10, 2024) (SEC No. 000-17071) (1)
10.22	First Merchants Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed on May 10, 2024) (SEC No. 000-17071) (1)
10.23	First Merchants Corporation Equity Compensation Plan for Non-Employee Directors (incorporated by reference to registrants Form S-8 filed on June 4, 2024) (SEC No. 333-232362) (1)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 of First Merchants Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024)
21	Subsidiaries of registrant (2)
23	Consent of Independent Registered Public Accounting Firm (2)
24	Limited Power of Attorney (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (2)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
97	First Merchants Corporation Clawback Policy (incorporated by reference to Exhibit 97 of First Merchants Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Management contract or compensatory plan
(2)	Filed herewith.
(3)	Furnished herewith.

PART IV: ITEM 15. AND ITEM 16.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2026.

FIRST MERCHANTS CORPORATION

By:	/s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 25th day of February, 2026.

/s/ Mark K. Hardwick	/s/ Michele M. Kawiecki
Mark K. Hardwick	Michele M. Kawiecki, Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Michael R. Becher*	/s/ Clark C. Kellogg*
Michael R. Becher, Director	Clark C. Kellogg, Director

/s/ Susan W. Brooks*	/s/ Gary J. Lehman*
Susan W. Brooks, Director	Gary J. Lehman, Director

/s/ Mung Chiang*	/s/ Larry W. Myers*
Mung Chiang, Director	Larry W. Myers, Director

/s/ Michael J. Fisher*	/s/ Michael C. Rechin*
Michael J. Fisher, Director	Michael C. Rechin, Director

/s/ F. Howard Halderman*	/s/ Jason R. Sondhi*
F. Howard Halderman, Director	Jason R. Sondhi, Director

/s/ Mark K. Hardwick*	/s/ Jean L. Wojtowicz*
Mark K. Hardwick, Director	Jean L. Wojtowicz, Director

/s/ Kevin D. Johnson*
Kevin D. Johnson, Director

*	By Michele M. Kawiecki as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney is being filed with the Securities and Exchange Commission as an exhibit hereto.

/s/ Michele M. Kawiecki
Michele M. Kawiecki
As Attorney-in-Fact February 25, 2026