Form 10-Q
period 2026-03-31
FIRST MERCHANTS CORP
filed 2026-05-01
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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

As of April 27, 2026, there were 63,022,741 outstanding common shares of the registrant.

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

CET1	Common Equity Tier 1
CME Term SOFR	A forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited.
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRA	Community Reinvestment Act
Credit Agreement	Credit agreement entered into on September 30, 2024 with U.S. Bank, N.A.
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
ESPP	Employee Stock Purchase Plan
Exchange Ratio	0.85 share of the Corporation's stock pursuant to the Merger Agreement
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Savings	First Savings Financial Group, Inc.
FMC Trust II	First Merchants Capital Trust II
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022.
Merger	The merger of First Savings with and into the Corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger entered into on September 24, 2025 with First Savings
PCD	Purchased credit-deteriorated loans
PSL	Purchased seasoned loans
RSAs	Restricted Stock Awards
Senior Debt	Fixed-to-Floating Rate Senior Notes due 2028
Subordinated Debt	Fixed-to-Floating Rate Subordinated Notes due 2028

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$98,083	$84,158
Interest-bearing deposits	175,354	196,300
Investment securities available for sale	1,372,417	1,407,102
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,660,935 and $1,718,287)	1,937,485	1,971,539
Loans held for sale	401,839	20,079
Loans	15,261,889	13,791,707
Less: Allowance for credit losses - loans	(212,520)	(195,597)
Net loans	15,049,369	13,596,110
Premises and equipment	146,013	121,058
Federal Home Loan Bank stock	70,835	47,245
Interest receivable	97,026	93,374
Goodwill	782,789	712,002
Other intangibles	41,678	13,800
Cash surrender value of life insurance	371,238	308,438
Other real estate owned	1,264	658
Tax asset, deferred and receivable	116,814	78,664
Other assets	410,317	374,574
TOTAL ASSETS	$21,072,521	$19,025,101
LIABILITIES
Deposits:
Noninterest-bearing	$3,748,279	$2,137,262
Interest-bearing	12,737,338	13,157,593
Total Deposits	16,485,617	15,294,855
Borrowings:
Federal funds purchased	170,000	40,000
Securities sold under repurchase agreements	89,458	103,755
Federal Home Loan Bank advances	1,299,192	798,549
Subordinated debentures and other borrowings	86,345	57,630
Total Borrowings	1,644,995	999,934
Interest payable	18,890	18,235
Other liabilities	250,454	245,410
Total Liabilities	18,399,956	16,558,434
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 62,508,055 and 56,951,939 shares	7,813	7,119
Additional paid-in capital	1,369,879	1,150,816
Retained earnings	1,418,609	1,413,742
Accumulated other comprehensive loss	(148,861)	(130,135)
Total Stockholders' Equity	2,672,565	2,466,667
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,072,521	$19,025,101

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
INTEREST INCOME
Loans receivable:
Taxable	$213,627	$187,728
Tax exempt	11,589	10,532
Investment securities:
Taxable	7,547	8,372
Tax exempt	12,597	12,517
Deposits with financial institutions	1,244	2,372
Federal Home Loan Bank stock	1,965	997
Total Interest Income	248,569	222,518
INTEREST EXPENSE
Deposits	84,093	80,547
Federal funds purchased	590	812
Securities sold under repurchase agreements	332	742
Federal Home Loan Bank advances	11,048	9,364
Subordinated debentures and other borrowings	1,203	783
Total Interest Expense	97,266	92,248
NET INTEREST INCOME	151,303	130,270
Provision for credit losses	4,900	4,200
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	146,403	126,070
NONINTEREST INCOME
Service charges on deposit accounts	9,037	8,072
Fiduciary and wealth management fees	9,768	8,644
Card payment fees	5,275	4,526
Net gains and fees on sales of loans	6,511	5,022
Derivative hedge fees	564	404
Other customer fees	593	415
Earnings on bank-owned life insurance	3,446	2,179
Net realized losses on sales of available for sale securities	—	(7)
Net loss on mortgage loans reclassified to held for sale	(29,755)	—
Other income	390	793
Total Noninterest Income	5,829	30,048
NONINTEREST EXPENSE
Salaries and employee benefits	69,443	54,982
Net occupancy	8,301	7,216
Equipment	7,818	7,008
Marketing	1,601	1,353
Outside data processing fees	7,190	5,929
Printing and office supplies	377	347
Intangible asset amortization	2,302	1,526
FDIC assessments	3,893	3,648
Other real estate owned and foreclosure expenses	1,100	600
Professional and other outside services	14,593	3,261
Other expenses	8,527	7,032
Total Noninterest Expense	125,145	92,902
Income Before Income Taxes	27,087	63,216
Income tax (benefit) expense	(1,069)	7,877
NET INCOME	28,156	55,339
Preferred stock dividends	469	469
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$27,687	$54,870
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.46	$0.95
Diluted Net Income Available to Common Stockholders	$0.45	$0.94
Cash Dividends Paid	$0.36	$0.35
Average Diluted Common Shares Outstanding (in thousands)	61,008	58,242

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$28,156	$55,339
Other comprehensive loss:
Unrealized losses on securities available for sale:
Unrealized holding loss arising during the period	(23,704)	(2,066)
Reclassification adjustment for losses included in net income	—	7
Tax effect	4,978	433
Total other comprehensive loss, net of tax	(18,726)	(1,626)
Comprehensive income	$9,430	$53,713

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2025	125	$125	10,000	$25,000	56,951,939	$7,119	$1,150,816	$1,413,742	$(130,135)	$2,466,667
Comprehensive income:
Net income	—	—	—	—	—	—	—	28,156	—	28,156
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(18,726)	(18,726)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.36 per share)	—	—	—	—	—	—	—	(22,820)	—	(22,820)
Issuance of stock related to acquisition	—	—	—	—	6,117,038	765	242,449	—	—	243,214
Repurchases of common stock	—	—	—	—	(640,486)	(80)	(24,835)	—	—	(24,915)
Excise tax on stock repurchases	—	—	—	—	—	—	(224)	—	—	(224)
Share-based compensation	—	—	—	—	67,771	8	1,675	—	—	1,683
Stock issued under employee benefit plans	—	—	—	—	5,125	1	169	—	—	170
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	15,670	2	576	—	—	578
Stock options exercised	—	—	—	—	19,524	1	464	—	—	465
Shares withheld on equity award settlements	—	—	—	—	(28,526)	(3)	(1,211)	—	—	(1,214)
Balances, March 31, 2026	125	$125	10,000	$25,000	62,508,055	$7,813	$1,369,879	$1,418,609	$(148,861)	$2,672,565

	Three Months Ended March 31, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983
Comprehensive income:
Net income	—	—	—	—	—	—	—	55,339	—	55,339
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1,626)	(1,626)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.35 per share)	—	—	—	—	—	—	—	(20,487)	—	(20,487)
Repurchases of common stock	—	—	—	—	(194,311)	(24)	(7,881)	—	—	(7,905)
Excise tax on stock repurchase	—	—	—	—	—	—	(74)	—	—	(74)
Share-based compensation	—	—	—	—	5,666	1	1,594	—	—	1,595
Stock issued under employee benefit plans	—	—	—	—	4,892	—	173	—	—	173
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	13,880	1	565	—	—	566
Stock options exercised	—	—	—	—	5,752	1	125	—	—	126
Shares withheld on equity award settlements	—	—	—	—	(182)	—	(7)	—	—	(7)
Balances, March 31, 2025	125	$125	10,000	$25,000	57,810,232	$7,226	$1,183,263	$1,306,911	$(190,311)	$2,332,214

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flow from Operating Activities:
Net income	$28,156	$55,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,900	4,200
Depreciation and amortization	8,995	7,840
Change in deferred taxes	3,978	(652)
Share-based compensation	1,683	1,595
Loans originated for sale	(153,477)	(95,744)
Proceeds from sales of loans held for sale	163,381	95,159
Gains on sales of loans held for sale	(4,768)	(3,756)
Loss on mortgage loans reclassified to held for sale	29,755	—
Net losses on sales of securities available for sale	—	7
Increase in cash surrender value of life insurance	(2,112)	(1,540)
Gains on life insurance benefits	(1,334)	(639)
Change in income tax receivable	(17,356)	4,999
Change in interest receivable	7,350	3,477
Change in interest payable	(5,275)	(2,798)
Other adjustments	(5,285)	(5,787)
Net cash provided by operating activities	58,591	61,700
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	75,019	(32,643)
Purchase of securities available for sale	(1,070)	(5,906)
Proceeds from sales of securities available for sale	251,341	—
Proceeds from maturities and redemptions of:
Securities available for sale	10,757	10,535
Securities held to maturity	33,221	24,729
Purchases of Federal Home Loan Bank stock	—	(3,316)
Redemptions of Federal Home Loan Bank stock	40	—
Redemptions of Federal Reserve Bank stock	1,862	—
Payment of capital calls to qualified affordable housing investments	(13,135)	(12,213)
Net change in loans	10,653	(139,975)
Net cash and cash equivalents paid in acquisition	(7)	—
Proceeds from the sale of other real estate owned	728	228
Proceeds from life insurance benefits	4,272	2,167
Other adjustments	(5,608)	(4,024)
Net cash provided (used) by investing activities	368,073	(160,418)
Cash Flows from Financing Activities:
Net Change in:
Demand and savings deposits	(293,180)	75,609
Certificates of deposit and other time deposits	(206,188)	(135,257)
Proceeds from borrowings	280,067	455,834
Repayment of borrowings	(146,447)	(270,975)
Cash dividends on preferred stock	(469)	(469)
Cash dividends on common stock	(22,820)	(20,487)
Stock issued under employee benefit plans	170	173
Stock issued under dividend reinvestment and stock purchase plans	578	566
Stock options exercised	465	126
Repurchase of common stock	(24,915)	(7,905)
Net cash provided (used) by financing activities	(412,739)	97,215
Net Change in Cash and Cash Equivalents	13,925	(1,503)
Cash and Cash Equivalents, January 1	84,158	87,616
Cash and Cash Equivalents, March 31	$98,083	$86,113
Additional cash flow information:
Interest paid	$96,611	$95,046
Income tax paid (refunded)	3,260	(1,296)
Loans transferred to other real estate owned	715	246
Non-cash investing activities using trade date accounting	—	15,743
ROU assets obtained in exchange for new operating lease liabilities	11,214	161
Reclassification of loans to held for sale	356,956	—
In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$2,464,488	$—
Cash paid in acquisition	(7)	—
Less: Common stock issued	243,214	—
Liabilities assumed	$2,221,267	$—
See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2025, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

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

Recent Accounting Changes Adopted in 2026

FASB Accounting Standards Update No. 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans
Summary - Effective January 1, 2026, the Corporation early adopted Accounting Standards Update ("ASU") No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the use of the gross-up method for certain loans.

Accounting Policy

Loans acquired through business combinations that meet the definition of purchased seasoned loans ("PSL") are recorded using the gross-up method. Purchased credit‑deteriorated (“PCD”) loans continue to be accounted for under existing PCD guidance, which also applies the gross‑up method; however, PCD loans represent loans that experienced more‑than‑insignificant credit deterioration since origination, while PSLs did not. Under this method, the Corporation recognizes an allowance for credit losses on loans ("ACL - Loans") at the acquisition date, with a corresponding increase to the loan's amortized cost basis. The establishment of the ACL - Loans at acquisition does not result in a provision for credit losses or earnings impact on the acquisition date.

Expected credit losses as of the acquisition date are recognized through the acquisition‑date allowance for credit losses, while the non‑credit discount reflects all other valuation factors and is accreted into interest income over the remaining life of the loans using the effective interest method.

Subsequent changes in expected credit losses for PSLs and PCD loans are recognized through the provision for credit losses in the period in which the estimate changes, consistent with the Corporation's methodology for originated loans measured at amortized cost.

Impact of Adoption

As a result of the early adoption of ASU No. 2025-08, the Corporation recorded acquisition‑date expected credit losses on acquired loans totaling $22.3 million, representing acquisition‑date expected credit losses on PSLs of $15.2 million and PCD loans of $7.1 million. These amounts were recognized as an allowance for credit losses with a corresponding increase to the loans’ amortized cost basis at acquisition.

The recognition of the acquisition‑date allowance for credit losses did not result in a provision for credit losses or earnings impact at the acquisition date, as both PSL and PCD loans are accounted for using the gross‑up approach at acquisition under ASU 2025‑08. There was no cumulative‑effect adjustment to retained earnings, as the guidance was applied prospectively.

After recognition of acquisition‑date expected credit losses through the allowance for credit losses, the remaining non-credit purchase discount on acquired loans totaled $53.1 million and will be accreted into interest income over the remaining contractual lives of the loans, adjusted for expected prepayments. No non‑credit purchase discount was recorded related to PCD loans, as the purchase discount on those loans was fully attributable to expected credit losses.

The adoption of this ASU eliminated the recognition of a day-one provision for credit losses for PSLs, thereby aligning the acquisition‑date accounting outcome for PSLs with that of PCD loans while preserving the distinction in underlying credit quality classification.

See NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements for additional information.

PART I: FINANCIAL INFORMATION
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

FASB Accounting Standards Update No. 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
Summary - The FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements in the fourth quarter of 2025. The amendments in this Update clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues from the global reference rate reform initiative.

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

FASB Accounting Standards Update No. 2025-10 - Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities
Summary - The FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities in the fourth quarter of 2025. This Update establishes authoritative U.S. GAAP guidance for accounting for government grants received by business entities, including recognition, measurement, and presentation. It provides specific guidance for grants related to assets and grants related to income. The amendments exclude income taxes, below-market interest rate loans, and government guarantees.

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

NOTE 2

ACQUISITIONS

First Savings Financial Group, Inc. Acquisition

On February 1, 2026 (the "Effective Time"), the Corporation completed the acquisition of First Savings Financial Group, Inc., an Indiana corporation ("First Savings"), pursuant to the Agreement and Plan of Merger, dated September 24, 2025, by and between the Corporation and First Savings (the "Merger Agreement"). Immediately following the Merger, First Savings Bank, a wholly-owned subsidiary of First Savings, merged with and into the Bank, with the Bank surviving the merger and continuing its corporate existence.

First Savings was headquartered in Jeffersonville, Indiana and had 16 banking centers serving the southern Indiana market. As of the Effective Time, each share of outstanding First Savings common stock was converted into the right to receive 0.85 of a share (the "Exchange Ratio") of First Merchants common stock, in a tax-free exchange, plus cash-in-lieu of any fractional share created by the Exchange Ratio.

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation issued 6.1 million shares of its common stock, in exchange for all of the issued and outstanding shares of First Savings common stock.

The total purchase price of approximately $243.2 million consists primarily of equity consideration issued by the Corporation and is measured at fair value based on the Corporation’s common stock price as of the acquisition date. The purchase price also includes cash paid in lieu of fractional shares. The purchase price represents the fair value of consideration transferred in accordance with ASC 805.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change based on the timing of the transaction, the purchase price for the First Savings acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and due from banks	$54,073
Investment securities	251,341
Loans held for sale	62,537
Loans	1,845,921
Allowance for credit losses - loans	(22,280)
Premises and equipment	23,465
Federal Home Loan Bank stock	23,630
Other real estate owned	856
Interest receivable	11,002
Cash surrender value of life insurance	63,626
Tax asset, deferred and receivable	22,862
Other assets	26,488
Deposits	(1,690,130)
Federal Home Loan Bank advances	(482,729)
Subordinated debentures	(28,712)
Interest payable	(5,930)
Other liabilities	(13,766)
Net tangible assets acquired	142,254
Other intangibles	30,180
Goodwill	70,787
Purchase price	$243,221

The Corporation early adopted ASU 2025‑08, Purchased Financial Assets, for the First Savings acquisition. Consistent with this guidance, acquired loans were initially recognized using the acquisition‑date gross‑up method, with expected credit-related losses recognized through an acquisition‑date allowance for credit losses, which results in a corresponding increase to the loans’ amortized cost basis rather than through an embedded credit discount within fair value. For acquired loans that exhibited more‑than‑insignificant deterioration in credit quality since origination, the Corporation identified acquisition‑date expected credit losses, which represent the present value of expected credit-related losses over the life of the loans and are recognized as an allowance for credit losses at acquisition with a corresponding increase to the loans’ amortized cost basis. The Corporation did not identify a non‑credit discount on these loans, as the entire purchase discount was attributable to expected credit losses recognized through the acquisition‑date allowance for credit losses. Subsequent changes in expected credit losses on acquired loans are recognized through provision for credit losses in accordance with ASC 326. Additional information regarding the acquired loan portfolio and allowance for credit losses is provided in NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES.

Of the total purchase price, $30.2 million was allocated to identifiable intangible assets. Approximately $29.4 million was allocated to a core deposit intangible, which is being amortized over an estimated useful life of 10 years, and approximately $0.8 million was allocated to a non-compete intangible, which is being amortized over an estimated useful life of one year. The remaining purchase price was allocated to goodwill, which is not deductible for tax purposes.

Goodwill primarily represents the expected synergies from combining First Savings’ operations with the Corporation’s existing franchise, including anticipated cost savings, revenue enhancement opportunities, and the value of the assembled workforce, none of which qualify for separate recognition under GAAP. Additional factors contributing to goodwill include the expansion of the Corporation’s geographic footprint in southern Indiana and the acquired core customer relationships.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Integration and Transaction‑Related Expenses

The Corporation recorded $17.0 million of integration and transaction‑related expenses during the quarter. These costs consisted primarily of $3.0 million of acquisition-related professional and advisory services, $8.4 million of contract termination and similar charges, and $5.2 million reflected in salaries and benefits. Acquisition‑related professional services primarily related to investment banking, legal, and valuation services incurred to effect the acquisition. Contract termination and similar charges primarily related to the early termination of vendor and service agreements and core systems and software arrangements as part of post‑acquisition integration activities. Salaries and benefits primarily related to employee retention and severance arrangements associated with post‑acquisition integration activities.

Results of First Savings Since Acquisition

From the acquisition date of February 1, 2026 through March 31, 2026, First Savings contributed approximately $13.6 million of total revenue and net income of $3.8 million to the Corporation’s consolidated results of operations.

Pro Forma Financial Information

The results of operations of First Savings have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule presents unaudited pro forma results for the three months ended March 31, 2026 and the year ended December 31, 2025, as if the First Savings acquisition had occurred at the beginning of the periods presented.

The unaudited pro forma financial information includes adjustments for interest income on loans, interest expense on deposits and borrowings, premises expense related to the acquired real estate, amortization of intangible assets arising from the transaction and the related income tax effects.

The pro forma financial information for the three months ended March 31, 2026 excludes certain non‑recurring charges recognized by First Savings during January 2026, prior to the February 1, 2026 acquisition date. These charges primarily relate to the write‑off of assets and the settlement or extinguishment of liabilities determined to have no continuing economic benefit to the combined company, as well as other transaction‑related items, including change‑in‑control payments, severance costs, legal and investment banking fees, and accelerated equity compensation expense associated with restricted stock awards and stock options.

In addition, the pro forma financial information excludes $17.0 million of non‑recurring integration‑related costs incurred by the Corporation during the three months ended March 31, 2026 in connection with the acquisition. These costs primarily consist of employee retention bonuses and severance arrangements associated with post‑acquisition integration activities, contract termination charges, core system conversion expenses and transaction advisory services.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future operating results.

Three Months Ended
March 31, 2026
Total revenue (net interest income plus noninterest income)	$164,847
Net income	$42,492
Net income available to common stockholders	$42,023
Earnings per common share:
Basic	$0.67
Diluted	$0.66

Year Ended
December 31, 2025
Total revenue (net interest income plus noninterest income)	$757,511
Net income	$253,686
Net income available to common stockholders	$251,811
Earnings per common share:
Basic	$3.96
Diluted	$3.94

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of March 31, 2026 and December 31, 2025.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2026
U.S. Government-sponsored agency securities	$86,447	$—	$(11,094)	$75,353
State and municipal	993,176	62	(115,858)	877,380
U.S. Government-sponsored mortgage-backed securities	473,939	1,136	(64,620)	410,455
Foreign investment	1,500	—	—	1,500
Corporate obligations	7,985	—	(256)	7,729
Total available for sale	$1,563,047	$1,198	$(191,828)	$1,372,417

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$87,936	$—	$(11,837)	$76,099
State and municipal	993,911	225	(91,842)	902,294
U.S. Government-sponsored mortgage-backed securities	482,702	1,600	(64,792)	419,510
Foreign investment	1,500	—	—	1,500
Corporate obligations	7,974	1	(276)	7,699
Total available for sale	$1,574,023	$1,826	$(168,747)	$1,407,102

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of March 31, 2026 and December 31, 2025.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at March 31, 2026
U.S. Government-sponsored agency securities	$319,475	$—	$319,475	$—	$(44,709)	$274,766
State and municipal	1,066,149	(245)	1,065,904	424	(162,047)	904,526
U.S. Government-sponsored mortgage-backed securities	552,106	—	552,106	—	(70,463)	481,643
Total held to maturity	$1,937,730	$(245)	$1,937,485	$424	$(277,219)	$1,660,935

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2025
U.S. Government-sponsored agency securities	$324,643	$—	$324,643	$—	$(46,693)	$277,950
State and municipal	1,069,653	(245)	1,069,408	868	(137,706)	932,815
U.S. Government-sponsored mortgage-backed securities	577,488	—	577,488	—	(69,966)	507,522
Total held to maturity	$1,971,784	$(245)	$1,971,539	$868	$(254,365)	$1,718,287

Accrued interest on investment securities available for sale and held to maturity at March 31, 2026 and December 31, 2025 of $19.2 million and $21.9 million, respectively, is included in the "Interest receivable" line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

PART I: FINANCIAL INFORMATION
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

With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of March 31, 2026, there were no past due principal and interest payments associated with these securities.

The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of March 31, 2026 and December 31, 2025 based on applying the long-term historical credit rate, as published by Moody's, for similar rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following tables summarize the amortized cost of investment securities held to maturity at March 31, 2026 and December 31, 2025, aggregated by credit quality indicator.

	March 31, 2026
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Total
Credit Rating:
Aaa	$319,475	$73,681	$552,106	$945,262
Aa1	—	206,513	—	206,513
Aa2	—	161,553	—	161,553
Aa3	—	196,583	—	196,583
A1	—	59,628	—	59,628
A2	—	10,188	—	10,188
A3	—	10,150	—	10,150
Non-rated	—	347,853	—	347,853
Total	$319,475	$1,066,149	$552,106	$1,937,730

PART I: FINANCIAL INFORMATION
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

The following tables summarize, as of March 31, 2026 and December 31, 2025, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at March 31, 2026
U.S. Government-sponsored agency securities	$31	$(1)	$75,322	$(11,093)	$75,353	$(11,094)
State and municipal	98,417	(2,912)	772,574	(112,946)	870,991	(115,858)
U.S. Government-sponsored mortgage-backed securities	12,325	(73)	305,646	(64,547)	317,971	(64,620)
Corporate obligations	990	(10)	6,709	(246)	7,699	(256)
Total investment securities available for sale	$111,763	$(2,996)	$1,160,251	$(188,832)	$1,272,014	$(191,828)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$—	$—	$76,099	$(11,837)	$76,099	$(11,837)
State and municipal	5,468	(11)	861,410	(91,830)	866,878	(91,841)
U.S. Government-sponsored mortgage-backed securities	4,885	(10)	313,353	(64,783)	318,238	(64,793)
Corporate obligations	—	—	6,676	(276)	6,676	(276)
Total investment securities available for sale	$10,353	$(21)	$1,257,538	$(168,726)	$1,267,891	$(168,747)

The following tables summarize investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at March 31, 2026
U.S. Government-sponsored agency securities	$(11,094)	13
State and municipal	(115,858)	609
U.S. Government-sponsored mortgage-backed securities	(64,620)	92
Corporate obligations	(256)	6
Total investment securities available for sale	$(191,828)	720

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$(11,837)	12
State and municipal	(91,841)	587
U.S. Government-sponsored mortgage-backed securities	(64,793)	89
Corporate obligations	(276)	5
Total investment securities available for sale	$(168,747)	693

PART I: FINANCIAL INFORMATION
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

	March 31, 2026	December 31, 2025
Investment securities available for sale reported at less than historical cost:
Historical cost	$1,463,842	$1,436,638
Fair value	1,272,014	1,267,891
Gross unrealized losses	$(191,828)	$(168,747)
Percentage of the Corporation's investment securities available for sale in an unrealized loss position	88.1%	90.1%

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

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2026 and December 31, 2025, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at March 31, 2026
Due in one year or less	$—	$—	$7,921	$7,933
Due after one through five years	19,822	19,439	123,606	120,700
Due after five through ten years	257,933	237,111	233,917	210,251
Due after ten years	811,353	705,412	1,020,180	840,408
	1,089,108	961,962	1,385,624	1,179,292
U.S. Government-sponsored mortgage-backed securities	473,939	410,455	552,106	481,643
Total investment securities	$1,563,047	$1,372,417	$1,937,730	$1,660,935

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2025
Due in one year or less	$—	$—	$7,014	$7,024
Due after one through five years	16,877	16,577	118,912	115,973
Due after five through ten years	241,803	227,493	228,224	210,125
Due after ten years	832,641	743,522	1,040,146	877,643
	1,091,321	987,592	1,394,296	1,210,765
U.S. Government-sponsored mortgage-backed securities	482,702	419,510	577,488	507,522
Total investment securities	$1,574,023	$1,407,102	$1,971,784	$1,718,287

Securities with a carrying value of approximately $3.2 billion and $3.3 billion were pledged at March 31, 2026 and December 31, 2025, respectively, to secure certain deposits and securities sold under repurchase agreements, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $103.7 million at March 31, 2026 and $119.8 million at December 31, 2025.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Gross gains and losses on the sales of investment securities available for sale for the three months ended March 31, 2026 and 2025 are shown below.

	Three Months Ended March 31,
	2026	2025
Sales of investment securities available for sale:
Gross gains	$—	$—
Gross losses	—	(7)
Net losses on sales of investment securities available for sale	$—	$(7)

NOTE 4

LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio and Credit Quality

The Corporation's primary lending focus is small business and middle market commercial, commercial real estate, public finance and residential real estate, which results in portfolio diversification. The following tables show the composition of the loan portfolio and credit quality characteristics by collateral classification, excluding loans held for sale.  Loans held for sale at March 31, 2026 and December 31, 2025, were $401.8 million and $20.1 million, respectively.

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated.

	March 31, 2026	December 31, 2025

Commercial and industrial loans	$4,611,596	$4,478,282
Agricultural land, production and other loans to farmers	310,788	283,125
Real estate loans:
Construction	899,895	804,775
Commercial real estate, non-owner occupied	3,192,337	2,338,666
Commercial real estate, owner occupied	1,334,959	1,237,100
Residential	2,273,860	2,420,310
Home equity	1,104,739	710,980
Individuals' loans for household and other personal expenditures	153,283	155,436
Public finance and other commercial loans	1,380,432	1,363,033
Loans	$15,261,889	$13,791,707

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

PART I: FINANCIAL INFORMATION
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

	March 31, 2026
	Term Loans (amortized cost basis by origination year)
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$240,503	$1,327,813	$670,435	$219,243	$122,621	$163,758	$1,592,816	$97	$4,337,286
Special Mention	90	6,869	46,546	4,390	9,054	21,991	82,898	—	171,838
Substandard	4,585	16,923	17,653	1,613	410	14,341	45,591	—	101,116
Doubtful	—	—	582	—	8	—	766	—	1,356
Total Commercial and industrial loans	245,178	1,351,605	735,216	225,246	132,093	200,090	1,722,071	97	4,611,596
Current period gross charge-offs	—	3,081	215	122	1,794	4,661	—	—	9,873
Agricultural land, production and other loans to farmers
Pass	19,350	66,490	23,004	21,456	28,831	74,926	66,146	—	300,203
Special Mention	—	572	1,484	22	111	1,384	998	—	4,571
Substandard	—	739	2,144	108	36	2,235	752	—	6,014
Total Agricultural land, production and other loans to farmers	19,350	67,801	26,632	21,586	28,978	78,545	67,896	—	310,788
Real estate loans:
Construction
Pass	23,823	301,995	333,214	108,561	23,258	12,204	21,535	—	824,590
Special Mention	3	30,097	—	—	—	10	—	—	30,110
Substandard	—	3,572	—	—	41,292	331	—	—	45,195
Total Construction	23,826	335,664	333,214	108,561	64,550	12,545	21,535	—	899,895
Commercial real estate, non-owner occupied
Pass	84,024	585,888	260,911	377,325	536,167	1,144,836	27,651	—	3,016,802
Special Mention	—	8,112	12,718	20,662	1,589	25,651	—	—	68,732
Substandard	—	64,536	29,910	1,060	4,237	7,060	—	—	106,803
Total Commercial real estate, non-owner occupied	84,024	658,536	303,539	399,047	541,993	1,177,547	27,651	—	3,192,337
Current period gross charge-offs	—	133	—	—	—	—	—	—	133
Commercial real estate, owner occupied
Pass	56,193	291,301	152,293	133,720	160,583	432,518	36,240	—	1,262,848
Special Mention	1,320	2,409	3,376	2,559	8,366	11,533	442	—	30,005
Substandard	—	2,273	17,025	5,890	6,466	10,018	257	—	41,929
Doubtful	—	—	—	—	—	177	—	—	177
Total Commercial real estate, owner occupied	57,513	295,983	172,694	142,169	175,415	454,246	36,939	—	1,334,959
Current period gross charge-offs	—	—	—	57	4	—	—	—	61
Residential
Pass	59,326	316,824	185,428	369,200	512,856	765,477	7,402	200	2,216,713
Special Mention	—	1,823	1,203	7,428	7,753	9,975	—	—	28,182
Substandard	—	915	1,543	5,885	10,304	9,475	263	—	28,385
Doubtful	—	—	234	—	—	—	346	—	580
Total Residential	59,326	319,562	188,408	382,513	530,913	784,927	8,011	200	2,273,860
Current period gross charge-offs	—	58	21	147	92	80	—	—	398
Home equity
Pass	517	15,617	8,371	7,301	22,060	52,299	975,689	2,094	1,083,948
Special Mention	—	39	653	1,294	662	218	11,863	60	14,789
Substandard	—	329	1,114	100	—	842	3,565	52	6,002
Total Home Equity	517	15,985	10,138	8,695	22,722	53,359	991,117	2,206	1,104,739
Current period gross charge-offs	—	1	6	4	24	274	—	—	309
Individuals' loans for household and other personal expenditures
Pass	14,170	33,918	15,878	11,592	18,432	7,736	47,360	2,369	151,455
Special Mention	—	154	208	241	56	117	413	560	1,749
Substandard	—	42	17	—	9	11	—	—	79
Total Individuals' loans for household and other personal expenditures	14,170	34,114	16,103	11,833	18,497	7,864	47,773	2,929	153,283
Current period gross charge-offs	—	98	136	69	56	46	—	—	405
Public finance and other commercial loans
Pass	36,231	107,179	144,373	55,795	204,438	590,899	240,820	—	1,379,735
Special Mention	—	—	—	—	—	422	—	—	422
Substandard	—	—	—	—	—	275	—	—	275
Total Public finance and other commercial loans	36,231	107,179	144,373	55,795	204,438	591,596	240,820	—	1,380,432
Loans	$540,135	$3,186,429	$1,930,317	$1,355,445	$1,719,599	$3,360,719	$3,163,813	$5,432	$15,261,889
Total current period gross charge-offs	$—	$3,371	$378	$399	$1,970	$5,061	$—	$—	$11,179

PART I: FINANCIAL INFORMATION
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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $155.0 million as of March 31, 2026 representing a $24.1 million increase from $130.9 million at December 31, 2025. At March 31, 2026, 30-59 days past due increased $6.2 million from December 31, 2025 as commercial and industrial, construction, residential and commercial real estate, owner occupied loan classes increased $9.6 million, $5.6 million, $2.6 million and $2.2 million, respectively. The increase was partially offset by a decrease in the commercial real estate, non-owner occupied loan class of $17.7 million. At March 31, 2026, 60-89 days past due increased $6.0 million from December 31, 2025 as the construction and home equity loan classes increased $3.5 million and $2.5 million, respectively. At March 31, 2026, 90 days or more past due increased $12.0 million from December 31, 2025 as the commercial real estate, non-owner occupied, commercial real estate, owner occupied and residential loan classes increased $14.3 million, $7.2 million and $5.7 million, respectively. The increase was partially offset by decreases in the construction and commercial and industrial loan classes of $13.8 million and $4.1 million, respectively. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated.

	March 31, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due and Accruing
Commercial and industrial loans	$4,588,144	$16,819	$679	$5,954	$4,611,596	$352
Agricultural land, production and other loans to farmers	308,342	2,088	—	358	310,788	250
Real estate loans:
Construction	880,952	5,558	3,456	9,929	899,895	—
Commercial real estate, non-owner occupied	3,173,848	1,468	2,128	14,893	3,192,337	2,873
Commercial real estate, owner occupied	1,315,311	6,467	3,495	9,686	1,334,959	410
Residential	2,220,067	19,737	7,367	26,689	2,273,860	192
Home equity	1,088,578	6,571	3,912	5,678	1,104,739	—
Individuals' loans for household and other personal expenditures	151,455	1,190	560	78	153,283	1
Public finance and other commercial loans	1,380,157	—	—	275	1,380,432	—
Loans	$15,106,854	$59,898	$21,597	$73,540	$15,261,889	$4,078

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due and Accruing
Commercial and industrial loans	$4,459,842	$7,194	$1,160	$10,086	$4,478,282	$313
Agricultural land, production and other loans to farmers	282,411	480	—	234	283,125	—
Real estate loans:
Construction	780,999	—	—	23,776	804,775	1,295
Commercial real estate, non-owner occupied	2,318,624	19,125	345	572	2,338,666	—
Commercial real estate, owner occupied	1,227,448	4,295	2,880	2,477	1,237,100	—
Residential	2,372,637	17,182	9,536	20,955	2,420,310	434
Home equity	701,360	4,717	1,427	3,476	710,980	—
Individuals' loans for household and other personal expenditures	154,479	738	219	—	155,436	—
Public finance and other commercial loans	1,363,033	—	—	—	1,363,033	—
Loans	$13,660,833	$53,731	$15,567	$61,576	$13,791,707	$2,042

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated.

	March 31, 2026		December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$8,764	$557	$10,548	$2,174
Agricultural land, production and other loans to farmers	201	—	250	—
Real estate loans:
Construction	9,929	9,929	22,481	22,482
Commercial real estate, non-owner occupied	12,198	—	837	—
Commercial real estate, owner occupied	11,589	2,757	3,705	3,188
Residential	37,628	253	29,774	—
Home equity	8,789	—	4,158	—
Individuals' loans for household and other personal expenditures	91	—	20	—
Public finance and other commercial loans	403	—	—	—
Loans	$89,592	$13,496	$71,773	$27,844

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2026 or 2025.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance decreased $1.0 million for the three months ended March 31, 2026, primarily related to decreases of $12.3 million and $6.9 million in the construction and commercial and industrial loan classes, respectively. The decrease was partially offset by increases of $10.8 million and $4.7 million in the commercial real estate, owner occupied and commercial real estate, non-owner occupied loan classes, respectively. The total related allowance balance increased $3.0 million for the three months ended March 31, 2026, primarily related to an increase of $3.0 million in the commercial real estate, owner occupied loan class.

	March 31, 2026
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$31,187	$31,187	$11,282
Real estate loans:
Construction	—	10,214	—	10,214	668
Commercial real estate, non-owner occupied	19,881	—	—	19,881	4,575
Commercial real estate, owner occupied	16,271	—	—	16,271	2,992
Residential	—	1,262	—	1,262	159
Home equity	—	2,549	—	2,549	573
Loans	$36,152	$14,025	$31,187	$81,364	$20,249

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$38,063	$38,063	$13,157
Real estate loans:
Construction	—	22,482	—	22,482	—
Commercial real estate, non-owner occupied	15,161	—	—	15,161	3,938
Commercial real estate, owner occupied	5,511	—	—	5,511	—
Residential	—	1,023	—	1,023	166
Home equity	—	145	—	145	19
Loans	$20,672	$23,650	$38,063	$82,385	$17,280

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at March 31, 2026 and 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and by type of modification. For the three months ended March 31, 2026 and 2025 the tables below exclude loan modifications considered insignificant. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended March 31, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$7,226	$7,379	$14,540	$—	$—	0.63%
Real estate loans:
Construction	—	31,363	—	—	—	3.49%
Commercial real estate, non-owner occupied	5,119	1,560	—	968	—	0.24%
Residential	270	—	—	—	359	0.03%
Total	$12,615	$40,302	$14,540	$968	$359

	Three Months Ended March 31, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$7,365	0.17%
Real estate loans:
Construction	—	22,000	2.77%
Commercial real estate, owner occupied	—	10,254	0.84%
Residential	269	—	0.01%
Total	$269	$39,619

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $374.	Extended loans by a weighted average of 5 months.	Provided payment deferrals with weighted average delayed amounts of $909 and extended loans by a weighted average of 6 months.
Real estate loans:
Construction		Extended loans by a weighted average of 3 months.
Commercial real estate, non-owner occupied	Provided payment deferrals with weighted average delayed amounts of $67.	Extended loans by a weighted average of 6 months.		Reduced the weighted average contractual interest rate from 7.16% to 5.86% and extended loans by a weighted average of 60 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $19.
Reduced the weighted average contractual interest rate from 6.75% to 2.00%, extended loans by a weighted average of 120 months, and provided payment deferrals with weighted average delayed amounts of $13.

PART I: FINANCIAL INFORMATION
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

	March 31, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$26,069	$7,226	$351	$—	$33,646
Real estate loans:
Construction	31,363	—	—	—	31,363
Commercial real estate, non-owner occupied	54,707	—	—	11,991	66,698
Residential	1,866	441	—	—	2,307
Total	$114,005	$7,667	$351	$11,991	$134,014

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$17,281	$—	$—	$4,231	$21,512
Agricultural land, production and other loans to farmers	2,212	—	—	—	2,212
Real estate loans:
Construction	22,000	—	—	—	22,000
Commercial real estate, owner occupied	12,730	—	—	3,573	16,303
Residential	4,846	298	25	1,740	6,909
Home equity	261	—	—	—	261
Total	$59,330	$298	$25	$9,544	$69,197

During the three months ended March 31, 2026 and 2025, there were payment defaults of $12.0 million and $9.5 million, respectively, on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.

Upon the Corporation's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Purchase Credit Deteriorated Loans

The Corporation acquired First Savings on February 1, 2026 and performed an evaluation of the loan portfolio in which there were loans that, at acquisition, had more than an insignificant amount of credit quality deterioration. The carrying amount of those loans is shown in the table below:

First Savings
Purchase price of loans at acquisition	$14,869
CECL Day 1 PCD ACL - loans	7,067
Par value of acquired loans at acquisition	$21,936

PART I: FINANCIAL INFORMATION
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

In calculating the ACL - Loans, the loan portfolio was pooled into twelve loan segments with similar risk characteristics. Common characteristics include the type or purpose of the loan, underlying collateral and historical/expected credit loss patterns. In developing the loan segments, the Corporation analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors.

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

PART I: FINANCIAL INFORMATION
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

The ACL - Loans increased $16.9 million during the three months ended March 31, 2026. Net charge-offs totaled $10.3 million during the three months ended March 31, 2026. Provision expense of $4.9 million was recorded during the three months ended March 31, 2026. The following tables summarize changes in the allowance for credit losses by loan segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2025	$104,435	$45,541	$5,470	$40,151	$195,597
Provision for credit losses - loans	7,164	2,574	(328)	(4,510)	4,900
CECL Day 1 PSL ACL - loans	2,293	5,357	562	7,000	15,212
CECL Day 1 PCD ACL - loans	2,488	3,368	641	570	7,067
Recoveries on loans	387	75	1	460	923
Loans charged off	(9,873)	(194)	—	(1,112)	(11,179)
Balances, March 31, 2026	$106,894	$56,721	$6,346	$42,559	$212,520

	Three Months Ended March 31, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757
Provision for credit losses - loans	9,154	(4,367)	1,757	(2,344)	4,200
Recoveries on loans	938	5	—	313	1,256
Loans charged off	(4,867)	(401)	—	(914)	(6,182)
Balances, March 31, 2025	$99,982	$46,336	$11,541	$34,172	$192,031

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

PART I: FINANCIAL INFORMATION
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

Financial instruments with off-balance sheet risk were as follows:

	March 31, 2026	December 31, 2025
Amounts of commitments:
Loan commitments to extend credit	$5,986,362	$5,586,510
Standby letters of credit	$74,599	$73,997

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. The First Savings acquisition added $0.5 million of Day 1 allowance for credit losses associated with off-balance sheet commitments during the three months ended March 31, 2026. There was no provision for credit losses on unfunded commitments during the three months ended March 31, 2026. This reserve level remains appropriate and is reported in "Other liabilities" as of March 31, 2026 and December 31, 2025 in the Consolidated Condensed Balance Sheets.

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of the period	$18,000	$18,000
Day 1 allowance for credit losses - unfunded commitments	500	—
Ending balance	$18,500	$18,000

Loans Held for Sale

Loans held for sale at March 31, 2026 and December 31, 2025, were $401.8 million and $20.1 million, respectively. In March 2026, management approved a plan to sell a pool of performing residential mortgage loans with a principal balance totaling $357.0 million. At the time of the decision, all loans included in the pool were current and performing in accordance with their contractual terms. As a result of the decision to sell, the loan pool was reclassified from held for investment to held for sale as of March 31, 2026. Additionally, the First Savings acquisition added $46.3 million in loans held for sale as of March 31, 2026.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

GOODWILL AND OTHER INTANGIBLES

Goodwill is recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The First Savings acquisition on February 1, 2026 resulted in $70.8 million of goodwill. Details regarding the First Savings acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. The changes in carrying basis of goodwill are noted below.

	2026	2025
Balance, January 1	$712,002	$712,002
Goodwill acquired	70,787	—
Balance, March 31	$782,789	$712,002

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The Corporation has one year after the acquisition date, the measurement period, to record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The First Savings acquisition resulted in recognition of a $29.4 million core deposit intangible and $0.8 million of other intangibles related to non-compete agreements. Details regarding the First Savings acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	March 31, 2026	December 31, 2025
Gross carrying amount	$13,800	$123,285
Other intangibles acquired	30,180	—
Accumulated amortization	(2,302)	(109,485)
Total core deposit and other intangibles	$41,678	$13,800

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, ranging from one to ten years. Intangible amortization expenses for the three months ended March 31, 2026 and 2025 were $2.3 million and $1.5 million, respectively. Estimated future amortization expense is summarized as follows:

Amortization Expense
2026	$7,911
2027	8,862
2028	7,167
2029	4,918
2030	4,053
After 2030	8,767
$41,678

NOTE 6

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheets, as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,555,059	$46,330	$1,529,421	$47,850
Forward contracts related to mortgage loans to be delivered for sale	77,409	919	15,217	422
Interest rate lock commitments	25,862	248	26,595	196
Included in other assets	$1,658,330	$47,497	$1,571,233	$48,468
Included in other liabilities:
Interest rate swaps	$1,656,947	$46,289	$1,668,136	$47,879
Forward contracts related to mortgage loans to be delivered for sale	24,703	80	25,000	99
Interest rate lock commitments	40,442	319	2,246	2
Included in other liabilities	$1,722,092	$46,688	$1,695,382	$47,980

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$665	$(232)
Interest rate lock commitments	Net gains and fees on sales of loans	(265)	201
Total net gain (loss) recognized in income		$400	$(31)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of March 31, 2026, the termination value of derivatives in a net liability position related to these agreements was $6.7 million, which resulted in $0.1 million of collateral pledged to counterparties as of March 31, 2026. While the Corporation did not breach any of these provisions as of March 31, 2026, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

PART I: FINANCIAL INFORMATION
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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. As of March 31, 2026, and December 31, 2025 the Corporation did not hold any Level 1 securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities, foreign investment and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities and corporate obligations. Fair values for Level 3 securities were determined using discounted cash flow models that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

Loans Held for Sale

Loans held for sale are carried at the lower of amortized cost basis or fair value, determined at the individual loan level, and are intended for sale in the secondary market. Certain loans classified as held for sale continue to be carried at amortized cost as their cost basis does not exceed fair value and, accordingly, are not included in the fair value measurement disclosures below.

Loans held for sale that are written down to fair value, including loans reclassified from held for investment when management commits to a plan to sell, are measured at fair value on a recurring basis and are included within Level 2 of the fair value hierarchy. Fair value is determined using observable market‑based inputs, including pricing obtained from third‑party investors for similar residential mortgage loans, adjusted for loan‑specific characteristics such as coupon, term, credit quality, and expected execution costs. Quoted prices for identical instruments in active markets are generally not available for these loans.

Loans held for sale that are carried at amortized cost are not subject to recurring fair value measurement and are therefore excluded from the tables presenting assets and liabilities measured at fair value.

Derivative Financial Agreements

See information regarding the Corporation’s derivative financial agreements in NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS of these Notes to Consolidated Condensed Financial Statements.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the fair value measurements of assets and liabilities measured at fair value in the accompanying balance sheets on a recurring basis, along with their classification within the fair value hierarchy as of March 31, 2026, and December 31, 2025.

		Fair Value Measurements Using:
March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$75,353	$—	$75,353	$—
State and municipal	877,380	—	874,992	2,388
U.S. Government-sponsored mortgage-backed securities	410,455	—	410,455	—
Foreign investment	1,500	—	1,500	—
Corporate obligations	7,729	—	7,698	31
Loans held for sale	356,956	—	356,956	—
Derivative assets	47,497	—	47,497	—
Derivative liabilities	46,688	—	46,688	—

		Fair Value Measurements Using:
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$76,099	$—	$76,099	$—
State and municipal	902,294	—	900,339	1,955
U.S. Government-sponsored mortgage-backed securities	419,510	—	419,510	—
Foreign investment	1,500	—	1,500	—
Corporate obligations	7,699	—	7,668	31
Derivative assets	48,468	—	48,468	—
Derivative liabilities	47,980	—	47,980	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three months ended March 31, 2026 and 2025.

	Available for Sale Securities
	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of the period	$1,986	$2,416
Assets acquired in a business combination	660	—
Included in other comprehensive income (loss)	9	(6)
Principal payments	(236)	(227)
Ending balance	$2,419	$2,183

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at March 31, 2026 or December 31, 2025.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three months ended March 31, 2026 and 2025.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at March 31, 2026, and December 31, 2025.

		Fair Value Measurements Using
March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$69,075	$—	$—	$69,075

		Fair Value Measurements Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$65,302	$—	$—	$65,302

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at March 31, 2026 and December 31, 2025.

March 31, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,388	Discounted cash flow	Maturity/Call date	1 month to 5 years
			US Muni BQ curve	BBB
			Discount rate	3.4% - 5.9%
			Weighted-average coupon	3.8%

Corporate obligations	$31	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$69,075	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 90%
			Weighted-average discount by loan balance	26.4%

PART I: FINANCIAL INFORMATION
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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

		March 31, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$98,083	$98,083	$—	$—	$98,083
Interest-bearing deposits	175,354	175,354	—	—	175,354
Investment securities held to maturity, net of allowance for credit losses	1,937,485	—	1,657,082	3,853	1,660,935
Loans held for sale	44,883	—	44,883	—	44,883
Net loans	15,049,369	—	—	14,582,397	14,582,397
Federal Home Loan Bank stock	70,835	—	70,835	—	70,835
Interest receivable	97,026	—	97,026	—	97,026
Liabilities:
Deposits	$16,485,617	$14,214,074	$2,266,245	$—	16,480,319
Borrowings:
Federal funds purchased	170,000	—	170,000	—	170,000
Securities sold under repurchase agreements	89,458	—	89,452	—	89,452
Federal Home Loan Bank advances	1,299,192	—	1,301,261	—	1,301,261
Subordinated debentures and other borrowings	86,345	—	79,085	—	79,085
Interest payable	18,890	—	18,890	—	18,890

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$84,158	$84,158	$—	$—	$84,158
Interest-bearing deposits	196,300	196,300	—	—	196,300
Investment securities held to maturity, net of allowance for credit losses	1,971,539	—	1,713,872	4,415	1,718,287
Loans held for sale	20,079	—	20,079	—	20,079
Net loans	13,596,110	—	—	13,498,304	13,498,304
Federal Home Loan Bank stock	47,245	—	47,245	—	47,245
Interest receivable	93,374	—	93,374	—	93,374
Liabilities:
Deposits	$15,294,855	$13,252,258	$2,042,782	$—	15,295,040
Borrowings:
Federal funds purchased	40,000	—	40,000	—	40,000
Securities sold under repurchase agreements	103,755	—	103,747	—	103,747
Federal Home Loan Bank advances	798,549	—	803,396	—	803,396
Subordinated debentures and other borrowings	57,630	—	53,982	—	53,982
Interest payable	18,235	—	18,235	—	18,235

NOTE 8

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

The following table summarizes the Corporation’s affordable housing investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$182,869	$100,213	$178,380	$109,214

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Amortization expense	$4,997	$4,021
Tax credits recognized	6,201	4,922

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

BORROWINGS

The following table summarizes the Corporation’s borrowings as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Federal funds purchased	$170,000	$40,000
Securities sold under repurchase agreements	89,458	103,755
Federal Home Loan Bank advances	1,299,192	798,549
Subordinated debentures and other borrowings	86,345	57,630
Total borrowings	$1,644,995	$999,934
Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the three months ended March 31, 2026 and 2025 totaled $120.3 million and $169.1 million, respectively, and the average balance of such agreements totaled $114.8 million and $159.3 million during the same period of 2026 and 2025, respectively.

The collateral pledged for all repurchase agreements that are accounted for as secured borrowings as of March 31, 2026 and December 31, 2025 were:

	March 31, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$89,458	$—	$—	$—	$89,458

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$103,755	$—	$—	$—	$103,755

Contractual maturities of borrowings as of March 31, 2026, are as follows:

Maturities in Years Ending December 31:	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Term Loans
2026	$170,000	$89,458	$395,053	$1,078
2027	—	—	320,000	—
2028	—	—	290,000	—
2029	—	—	50,000	—
2030	—	—	—	—
2031 and after	—	—	244,139	89,278
ASC 805 fair value adjustments at acquisition	—	—	—	(4,011)
	$170,000	$89,458	$1,299,192	$86,345

At March 31, 2026, the outstanding Federal Home Loan Bank ("FHLB") advances had interest rates from 0 percent to 4.56 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at March 31, 2026, was $1.1 billion. As of March 31, 2026, the Corporation had $460.0 million of putable advances with the FHLB.

Subordinated Debentures and Term Loans. As of March 31, 2026 and December 31, 2025, subordinated debentures and term loans totaled $86.3 million and $57.6 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At March 31, 2026 and December 31, 2025, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of March 31, 2026 and December 31, 2025, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate published by the Chicago Mercantile Exchange Group ("CME Term SOFR"), plus the 0.26161 percent spread adjustment. The interest rate at March 31, 2026 and December 31, 2025 was 5.50 percent and 5.54 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") if then required under applicable

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At March 31, 2026 and December 31, 2025, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of March 31, 2026 and December 31, 2025, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rate at March 31, 2026 and December 31, 2025 was 5.44 percent and 5.48 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

•First Merchants Senior Notes and Subordinated Notes. On November 1, 2013, the Corporation issued $70 million of fixed-to-floating rate notes consisting of $5 million of senior notes and $65 million of subordinated notes, both due in 2028. The notes bore fixed interest for ten years before converting to floating rates on October 30, 2023, at which time the notes became optionally redeemable. During 2024, the Corporation redeemed the entire $65.0 million of subordinated notes. During the third quarter of 2025, the Corporation redeemed the remaining $5.0 million of senior notes. As a result, no principal amount was outstanding under these notes as of March 31, 2026.

•Level One Bancorp, Inc. ("Level One") Subordinated Notes. On April 1, 2022, the Corporation assumed certain subordinated notes in conjunction with its acquisition of Level One. The $30.0 million of subordinated notes issued on December 18, 2019 had a fixed interest rate of 4.75 percent per annum, payable semiannually through December 18, 2024. The notes had a floating interest rate equal to the three-month CME Term SOFR plus 3.11 percent, payable quarterly, after December 18, 2024 through maturity. The Corporation had the option to redeem any or all of the subordinated notes without premium or penalty any time after December 18, 2024 or upon the occurrence of a tier 2 capital event or tax event. During the first quarter of 2025, the Corporation exercised its rights to redeem $30.0 million in principal and paid the debt in full on the scheduled interest payment date. The redemption was permitted under the optional redemption provisions of the subordinated notes. No principal amount remains outstanding related to the subordinated notes as of March 31, 2026.

•First Savings Subordinated Notes. On February 1, 2026, the Corporation assumed certain subordinated notes in conjunction with its acquisition of First Savings. The $29.0 million of subordinated notes issued on March 18, 2022 have a fixed interest rate of 4.50 percent per annum, payable semiannually through March 30, 2027. The notes have a floating interest rate equal to the three-month CME Term SOFR plus 2.76 percent, payable quarterly, after March 30, 2027 through maturity. The notes mature on March 30, 2032, and the Corporation has the option to redeem any or all of the subordinated notes without premium or penalty any time after March 30, 2027 or upon the occurrence of a tier 2 capital event or tax event.

•Other Borrowings. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million as of March 31, 2026 and December 31, 2025. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $6.9 million and $7.0 million as of March 31, 2026 and December 31, 2025, respectively.

Line of Credit. As of March 31, 2026 and December 31, 2025, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, U.S. Bank, N.A. has provided the Corporation with a revolving line of credit ("Credit Facility") of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month CME Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. During the third quarter of 2025, the Corporation amended the Credit Facility to extend the termination date from September 30, 2025 to September 29, 2026. As of March 31, 2026 and December 31, 2025, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of March 31, 2026 and 2025.

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2025	$(131,902)	$1,767	$(130,135)
Other comprehensive loss before reclassifications	(18,726)	—	(18,726)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Period change	(18,726)	—	(18,726)
Balance at March 31, 2026	$(150,628)	$1,767	$(148,861)

Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)
Other comprehensive loss before reclassifications	(1,632)	—	(1,632)
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Period change	(1,626)	—	(1,626)
Balance at March 31, 2025	$(190,038)	$(273)	$(190,311)

The following table presents the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Condensed Statements of Income for the three months ended March 31, 2026 and 2025.

	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2026	2025	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$—	$(7)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit	—	1	Income tax (benefit) expense
Total reclassifications for the period, net of tax	$—	$(6)

(1) For additional detail related to unrealized gains (losses) on available for sale securities and related amounts reclassified from accumulated other comprehensive loss see NOTE 3. INVESTMENT SECURITIES of these Notes to Consolidated Condensed Financial Statements.

NOTE 11

SHARE-BASED COMPENSATION

Stock options and Restricted Stock Awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 2024 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, the Level One Bancorp, Inc. 2007 Stock Option Plan and the Equity Compensation Plan for Non-Employee Directors. The stock options, which have a ten year life, become 100 percent vested based on time ranging from one year to two years and are fully exercisable when vested. Option exercise prices equal the Corporation's common stock closing price on Nasdaq on the date of grant. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  The RSAs vest only if the employee is actively employed by the Corporation on the vesting date.  For non-employee directors, the RSAs vest only if the non-employee director remains as an active board member on the vesting date. The RSAs for employees and non-employee directors are either immediately vested at retirement, disability or death, or continue to vest after retirement, disability or death, depending on the plan under which the shares were granted.

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

Compensation expense related to unvested share-based awards is recorded by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards, with no change in historical reported fair values and earnings.  Awards are valued at fair value in accordance with provisions of share-based compensation guidance and are recognized on a straight-line basis over the service periods of each award. To complete the exercise of vested stock options, RSAs and ESPP options, the Corporation generally issues new shares

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

from its authorized but unissued share pool. Share-based compensation has been recognized as a component of salaries and employee benefits expense in the accompanying Consolidated Condensed Statements of Income.

The following table summarizes the components of the Corporation's share-based compensation awards recorded as an expense and the income tax benefit of such awards.

	Three Months Ended March 31,
	2026	2025
Stock and ESPP Options
Pre-tax compensation expense	$27	$27
Income tax expense (benefit)	(23)	—
Stock and ESPP option expense, net of income taxes	$4	$27
Restricted Stock Awards
Pre-tax compensation expense	$1,656	$1,568
Income tax expense (benefit)	(364)	(328)
Restricted stock awards expense, net of income taxes	$1,292	$1,240
Total Share-Based Compensation
Pre-tax compensation expense	$1,683	$1,595
Income tax expense (benefit)	(387)	(328)
Total share-based compensation expense, net of income taxes	$1,296	$1,267

The grant date fair value of ESPP options was estimated to be approximately $27,000 at the beginning of the January 1, 2026 quarterly offering period. The ESPP shares were purchased and issued during the three months ended March 31, 2026, resulting in no unrecognized compensation expense related to ESPP options at March 31, 2026.

Stock option activity under the Corporation's stock option plans as of March 31, 2026 and changes during the three months ended March 31, 2026, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	19,524	$23.86
Exercised	(19,524)	$23.86
Outstanding at March 31, 2026	—	$—	0.00	$—
Vested and Expected to Vest at March 31, 2026	—	$—	0.00	$—
Exercisable at March 31, 2026	—	$—	0.00	$—

Cash receipts from stock options exercised during three months ended March 31, 2026 and 2025 were $465,000 and $126,000, respectively. No options remain outstanding as of March 31, 2026.

The following table summarizes changes in unvested RSAs for the three months ended March 31, 2026.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2026	641,117	$36.08
Granted	28,610	$40.26
Vested	(67,771)	$40.62
Forfeited	(2,300)	$36.21
Unvested RSAs at March 31, 2026	599,656	$35.77

As of March 31, 2026, unrecognized compensation expense related to RSAs was $10.9 million and is expected to be recognized over a weighted-average period of 1.6 years. The Corporation did not have any unrecognized compensation expense related to stock options as of March 31, 2026.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

INCOME TAXES

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the Consolidated Condensed Statements of Income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
Income Before Income Taxes	$27,087		$63,216
Federal statutory income tax at 21%	$5,688	21.0%	$13,275	21.0%
State & Local taxes, net of Federal income tax effect	(472)	(1.7)%	307	0.5%
Tax-exempt interest income	(4,813)	(17.8)%	(4,598)	(7.3)%
Non-deductible FDIC premiums	183	0.7%	129	0.2%
Tax-exempt earnings and gains on life insurance	(724)	(2.7)%	(458)	(0.7)%
Other non-taxable/non-deductible Items	413	1.5%	112	0.2%
Tax credits	(1,204)	(4.4)%	(903)	(1.4)%
Other	(140)	(0.5)%	13	—%
Income Tax (Benefit) Expense & Effective Tax Rate	$(1,069)	(3.9)%	$7,877	12.5%

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

The following tables reconcile basic and diluted net income per common share for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026			2025
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$27,687	60,731,479	$0.46	$54,870	57,969,053	$0.95
Effect of potentially dilutive stock options and restricted stock awards		276,325			273,179
Diluted net income per common share	$27,687	61,007,804	$0.45	$54,870	58,242,232	$0.94
RSAs excluded from the diluted average common share calculation		77,718			47,494

NOTE 14

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

PART I: FINANCIAL INFORMATION
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

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank operates 127 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one significant business segment, which is community banking.

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

Acquisitions

On February 1, 2026, the Corporation completed the acquisition of First Savings Financial Group, Inc., an Indiana corporation, pursuant to the Agreement and Plan of Merger, dated as of September 24, 2025, by and between the Corporation and First Savings. Immediately following the Merger, First Savings Bank, a wholly-owned subsidiary of First Savings, merged with and into the Bank with the Bank surviving the merger and continuing its corporate existence.

First Savings was headquartered in Jeffersonville, Indiana and had 16 banking centers serving the southern Indiana market. The Corporation engaged in this transaction with the objective that the transaction would be accretive to earnings and add to the existing market area in Indiana that has a demographic profile consistent with many of the current Midwest markets served by the Bank.

The Corporation acquired total assets of $2.4 billion, total loans of $1.8 billion, and total deposits of $1.7 billion. The total purchase price of approximately $243.2 million consists primarily of equity consideration issued by the Corporation and is measured at fair value based on the Corporation’s common stock price as of the acquisition date. The purchase price also includes cash paid in lieu of fractional shares. The purchase price represents the fair value of consideration transferred in accordance with ASC 805. Immediately following the acquisition of First

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Savings, the Corporation sold substantially all of the acquired investment securities portfolio. The sale was executed as part of the Corporation’s balance sheet repositioning strategy, with the resulting liquidity used to pay down wholesale funding following the acquisition.
For additional information regarding the acquisition, see NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The U.S. Generally Accepted Accounting Principles ("GAAP") are complex and require us to apply significant judgment in the application of accounting, reporting, and disclosure requirements. Management uses estimates and assumptions where actual amounts are not reasonably available, including assumptions based on historical experience and other factors management believes to be reasonable under the circumstances. Because of this inherent uncertainty in these estimates and assumptions, actual results could differ from those estimates, and such differences could be material to the financial condition and results of operations.

There have been no significant changes during the three months ended March 31, 2026 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025. However, due to the First Savings acquisition on February 1, 2026, the Corporation has expanded below its discussion of accounting practices and valuation methodologies related to business combinations, which involve significant judgment and estimation uncertainty.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Under this method, the acquired assets and liabilities assumed are recorded at their estimated fair values as of the acquisition date, with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The Corporation uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates and realizable collateral values.

In connection with the acquisition, and consistent with the guidance in ASU 2025‑08, loans acquired through business combinations that meet the definition of PSL are recorded using the gross-up method. PCD loans continue to be accounted for under existing PCD guidance, which also applies the gross‑up method; however, PCD loans represent loans that experienced more‑than‑insignificant credit deterioration since origination, while PSLs did not. Under this method, the Corporation recognizes an allowance for credit losses on loans at the acquisition date, with a corresponding increase to the loan's amortized cost basis. The establishment of the ACL - Loans at acquisition does not result in a provision for credit losses or earnings impact on the acquisition date. Expected credit losses as of the acquisition date are recognized through the acquisition‑date allowance for credit losses, while the non‑credit discount reflects all other valuation factors, including differences between contractual interest rates and prevailing market rates, liquidity considerations, and other non‑credit‑related assumptions. The non‑credit discount is accreted into interest income over the remaining life of the loans using the effective interest method. Subsequent changes in expected credit losses for PSLs are recognized through the provision for credit losses in the period in which the estimate changes, consistent with the Corporation's methodology for originated loans measured at amortized cost.

The acquisition date valuations, as well as any measurement period adjustments recognized subsequent to the acquisition date, determine the amount of goodwill recorded. Measurement period adjustments are recorded if new information is obtained about facts and circumstances that existed as of the acquisition date and are reflected as adjustments to goodwill. Because these adjustments affect the fair values of acquired assets and liabilities, including loans and identifiable intangible assets, changes in these estimates could materially affect the amount of goodwill recorded.

The fair value determinations are based on valuation methodologies that incorporate management's assumptions regarding future growth rates, attrition, discount rates, and other relevant factors. In certain circumstances, third party valuation specialists are engaged to assist in the development of these fair value estimates. The valuation of acquired assets and assumed liabilities often requires a significant degree of judgment, particularly when observable market data is limited or unavailable. Changes in these estimates or in economic or market conditions could require adjustments to the carrying values of acquired assets and liabilities, including the recognition of impairment where applicable.

Results of operations of First Savings are included in the income statement from the date of acquisition. Details of the Corporation's acquisitions are included in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

The table below includes certain financial data of the Corporation for the previous five quarters:

	Three Months Ended
(Dollars in Thousands, Except Per Share Amounts)	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Income Statement:
Net interest income	$151,303	$139,064	$133,665	$133,014	$130,270
Provision for credit losses	4,900	7,150	4,300	5,600	4,200
Noninterest income	5,829	33,106	32,477	31,303	30,048
Noninterest expense	125,145	99,522	96,561	93,598	92,902
Net income available to common stockholders	27,687	56,596	56,297	56,363	54,870
Per Share Data:
Average diluted common shares outstanding (in thousands)	61,008	57,442	57,448	57,773	58,242
Diluted net income available to common stockholders	$0.45	$0.99	$0.98	$0.98	$0.94
Cash dividends paid to common stockholders	0.36	0.36	0.36	0.36	0.35
Common dividend payout ratio (1)	80.00%	36.36%	36.90%	36.73%	37.23%
Book value per share	$42.35	$42.87	$41.74	$40.56	$39.91
Tangible common book value per share (2)	29.34	30.18	29.08	27.90	27.34
Performance Ratios:
Return on average assets	0.55%	1.20%	1.22%	1.23%	1.21%
Return on average stockholders' equity	4.17	9.23	9.51	9.63	9.38
Return on tangible common stockholders' equity(2)	6.39	13.57	14.21	14.49	14.12
Net interest margin (FTE)(3)	3.35	3.29	3.24	3.25	3.22
Efficiency ratio(2)	74.45	54.52	55.09	53.99	54.54
Net charge-offs as % of average loans (annualized)	0.27	0.18	0.15	0.07	0.15
Allowance for credit losses - loans as % of total loans	1.39	1.42	1.43	1.47	1.47
Nonperforming assets / total assets %	0.43	0.38	0.36	0.36	0.47
Balance Sheet:
Total securities	$3,309,902	$3,378,641	$3,382,391	$3,380,956	$3,427,121
Total loans	15,663,728	13,811,786	13,614,364	13,325,542	13,027,909
Total assets	21,072,521	19,025,101	18,811,629	18,592,777	18,439,787
Total deposits	16,485,617	15,294,855	14,869,979	14,797,578	14,461,978
Total borrowings	1,644,995	999,934	1,177,854	1,161,077	1,343,044
Total stockholders' equity	2,672,565	2,466,667	2,412,402	2,347,952	2,332,214
Capital Ratios:
Total stockholders' equity to assets	12.68%	12.97%	12.82%	12.63%	12.65%
Tangible common equity to tangible assets(2)	9.00	9.38	9.18	8.92	8.90
Total risk-based capital to risk-weighted assets	13.05	13.41	13.04	13.06	13.22
Tier 1 capital to risk-weighted assets	11.36	11.86	11.49	11.50	11.67
Common equity tier 1 capital to risk-weighted assets	11.22	11.70	11.34	11.35	11.50
Tier 1 capital to average assets	10.23	10.24	10.30	10.20	10.20
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Results for the three months ended March 31, 2026 reflect the partial-period impact of the acquisition of First Savings Financial Group, Inc. ("First Savings"), which was completed on February 1, 2026. Accordingly, period-over-period changes in assets, loans, deposits, net interest income, noninterest income and noninterest expense reflect the contribution of the acquired operations in addition to changes driven by market conditions, volume, and mix. Further details of the Corporation's acquisition are provided within NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation reported first quarter 2026 net income available to common stockholders and diluted earnings per common share of $27.7 million and $0.45 per diluted share, respectively, compared to $54.9 million and $0.94 per diluted share, respectively, during the first quarter of 2025.

When adjusting for certain non-recurring items, adjusted net income available to common stockholders was $63.1 million and adjusted diluted earnings per common share totaled $1.03 for the first quarter of 2026, compared to $54.9 million and $0.94, respectively, in the first quarter of 2025. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of March 31, 2026, total assets were $21.1 billion, an increase of $2.0 billion or 10.8 percent from December 31, 2025. The Corporation acquired First Savings on February 1, 2026, which included $2.4 billion in assets at acquisition. Details of the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Cash and due from banks and interest-bearing deposits decreased $7.0 million from December 31, 2025. Total investment securities decreased by $68.7 million from December 31, 2025, primarily due to $44.0 million of principal paydowns and maturities, as well as a $23.7 million decline in the valuation of available for sale securities. Investments represented 15.7 percent of total assets at March 31, 2026, compared to 17.8 percent at December 31, 2025. Additional details of the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Excluding loans held-for-sale, total loans increased $1.5 billion from December 31, 2025. Loans acquired in the First Savings acquisition contributed $1.8 billion, partially offset by the transfer of $357.0 million of mortgage loans to held for sale. Excluding acquired loans and the impact of loans transferred to held-for-sale, organic loan growth of remained flat since December 31, 2025. The loan portfolio remains predominantly commercial-oriented, with commercial loans comprising 76.9 percent of total loans. Commercial and industrial and commercial real estate, non-owner occupied, represent the largest loan categories at 30.2 percent and 20.9 percent of total loans, respectively. Growth during the period was driven primarily by increases in commercial and industrial, construction, commercial real estate, non-owner occupied, commercial real estate, owner occupied, and home equity loans, partially offset by a decline in residential loans. Additional details regarding changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's allowance for credit losses - loans ("ACL - Loans") totaled $212.5 million, or 1.39 percent of total loans, as of March 31, 2026, compared to $195.6 million, or 1.42 percent, at December 31, 2025, representing an increase of $16.9 million from December 31, 2025. The increase was primarily attributable to a $22.3 million acquisition-date allowance for expected credit losses recognized in connection with the First Savings loan portfolio. During the three months ended March 31, 2026, the Corporation recorded net charge-offs of $10.3 million and provision for credit losses - loans of $4.9 million, compared to net charge-offs of $4.9 million and provision of $4.2 million for the same period in 2025. Nonaccrual loans as of March 31, 2026 totaled $89.6 million, an increase of $17.8 million from December 31, 2025, primarily driven by the addition of $20.5 million of nonaccrual loans acquired from First Savings. The Corporation's reserve for unfunded commitments increased to $18.5 million at March 31, 2026, from $18.0 million at December 31, 2025, reflecting a $0.5 million of Day 1 allowance for credit losses recognized in connection with the First Savings acquisition related to off-balance sheet commitments. The reserve is recorded in Other liabilities. There was no provision for credit losses on unfunded commitments recognized during the three months ended March 31, 2026. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several additional asset categories increased from December 31, 2025 primarily due to the acquisition of First Savings, including goodwill of $70.8 million, cash surrender value of life insurance of $62.8 million, other intangibles of $27.9 million, premises and equipment of $25.0 million, FHLB stock of $23.6 million, and interest receivable of $3.7 million.

The Corporation's net tax asset, deferred and receivable increased $38.2 million from December 31, 2025, primarily driven by the $22.9 million net tax asset recorded as part of the First Savings acquisition and an increase of $17.4 million in income tax receivable.

Other assets increased $35.7 million from December 31, 2025, of which $26.5 million was attributable to the First Savings acquisition and $5.6 million related to the recognition of a right‑of‑use asset associated with the Corporation’s new Michigan headquarters.

As of March 31, 2026, total deposits equaled $16.5 billion, an increase of $1.2 billion from December 31, 2025, or 31.1 percent on an annualized basis. The acquisition of First Savings contributed $1.7 billion in deposits, partially offset by a decline in deposits of $499.4 million from December 31, 2025. Net period activity resulted in increases from December 31, 2025 primarily in money market and savings deposits of $772.7 million, demand deposits of $239.1 million, and time deposits of $159.6 million. Total deposits less time deposits greater than $100,000, or core deposits, represented 90.6 percent of the deposit portfolio at March 31, 2026. Noninterest bearing deposits represented 22.7 percent of

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the deposit portfolio at March 31, 2026, compared to 14.0 percent at December 31, 2025. Due to the balance sheet growth, the loan to deposit ratio increased to 92.6 percent at period end from 90.3 percent as of December 31, 2025.

The average account balance within the deposit portfolio was $38,000 at March 31, 2026. Insured deposits totaled 71.4 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance to 13.8 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance to the remaining 57.6 percent. Only 28.6 percent of deposits are uninsured and our available liquidity is ample to cover those when considering both on balance sheet sources of liquidity and unused capacity from the Federal Reserve Discount Window, FHLB and unsecured borrowing sources.

Total borrowings increased $645.1 million at March 31, 2026, compared to December 31, 2025. Federal funds purchased and FHLB advances increased $130.0 million and $500.6 million, respectively. The increase in borrowings was primarily attributable to the First Savings acquisition, which included the assumption of $482.7 million of FHLB advances and $28.7 million of subordinated debentures and other borrowings. Securities sold under repurchase agreements decreased $14.3 million from December 31, 2025, as customers shifted into other deposit products. Additional details of the Corporation's subordinated debentures and term loans are discussed in NOTE 9. BORROWINGS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's other liabilities increased $5.0 million as of March 31, 2026, compared to December 31, 2025, primarily due to $13.8 million of assumed liabilities and $4.0 million of employee severance costs related to the First Savings acquisition, as well as a $5.6 million lease liability for the new Michigan headquarters. These increases were partially offset by an $11.5 million decrease in salaries and incentives following annual incentive payouts and a $9.0 million decrease in unfunded commitments related to the Corporation's affordable housing investments.

Additional paid-in capital increased $219.1 million during the three months ended March 31, 2026, primarily due to common stock issued as equity consideration in connection with the First Savings acquisition.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE - (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended
	March 31,	March 31,
	2026	2025
Net income available to common stockholders (GAAP)	$27,687	$54,870
Adjustments:
Net realized losses on sales of available for sale securities	—	7
Integration and transaction-related expenses	16,968	—
Net loss on mortgage loans reclassified to held for sale	29,755	—
Tax on adjustments	(11,279)	(2)
Adjusted net income available to common stockholders (non-GAAP)	$63,131	$54,875

Average diluted common shares outstanding (in thousands)	61,008	58,242

Diluted earnings per common share (GAAP)	$0.45	$0.94
Adjustments:
Net realized losses on sales of available for sale securities	—	—
Integration and transaction-related expenses	0.28	—
Net loss on mortgage loans reclassified to held for sale	0.49	—
Tax on adjustments	(0.19)	—
Adjusted diluted earnings per common share (non-GAAP)	$1.03	$0.94

NET INTEREST INCOME (FTE) AND NET INTEREST MARGIN (FTE) (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended
	March 31,	March 31,
	2026	2025
Net interest income (GAAP)	$151,303	$130,270
FTE adjustment	6,394	6,127
Net interest income (FTE) (non-GAAP)	157,697	136,397

Average earning assets (GAAP)	$18,842,984	$16,960,475
Net interest margin (GAAP)	3.21%	3.07%
FTE adjustment	0.14%	0.15%
Net interest margin (FTE) (non-GAAP)	3.35%	3.22%

TANGIBLE COMMON STOCKHOLDERS' EQUITY TO TANGIBLE ASSETS (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	March 31, 2026	December 31, 2025
Total stockholders' equity (GAAP)	$2,672,565	$2,466,667
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(824,467)	(725,802)
Tangible common stockholders' equity (non-GAAP)	$1,822,973	$1,715,740
Total assets (GAAP)	$21,072,521	$19,025,101
Less: Intangible assets (GAAP)	(824,467)	(725,802)
Tangible assets (non-GAAP)	$20,248,054	$18,299,299
Stockholders' equity to assets (GAAP)	12.68%	12.97%
Tangible common stockholders' equity to tangible assets (non-GAAP)	9.00%	9.38%

Tangible common stockholders' equity (non-GAAP)	$1,822,973	$1,715,740
Plus: Tax benefit of intangibles (non-GAAP)	11,069	2,966
Tangible common stockholders' equity, net of tax (non-GAAP)	$1,834,042	$1,718,706
Common stock outstanding (in thousands)	62,508	56,952
Book value per common share (GAAP)	$42.35	$42.87
Tangible book value per common share (non-GAAP)	$29.34	$30.18

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DILUTED TANGIBLE NET INCOME PER COMMON SHARE, RETURN ON AVERAGE TANGIBLE ASSETS AND RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Average goodwill (GAAP)	$760,233	$712,002
Average other intangibles (GAAP)	32,672	19,003
Average deferred tax on other intangibles (GAAP)	(8,415)	(4,088)
Intangible adjustment (non-GAAP)	$784,490	$726,917
Average stockholders' equity (GAAP)	$2,655,756	$2,340,874
Average preferred stock (GAAP)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(784,490)	(726,917)
Average tangible common stockholders' equity (non-GAAP)	$1,846,141	$1,588,832
Average assets (GAAP)	$20,407,523	$18,341,738
Intangible adjustment (non-GAAP)	(784,490)	(726,917)
Average tangible assets (non-GAAP)	$19,623,033	$17,614,821
Net income available to common stockholders (GAAP)	$27,687	$54,870
Other intangible amortization, net of tax (GAAP)	1,819	1,206
Tangible net income available to common stockholders (non-GAAP)	29,506	56,076
Preferred stock dividend	469	469
Tangible net income (non-GAAP)	$29,975	$56,545
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.45	$0.94
Diluted tangible net income per common share (non-GAAP)	$0.48	$0.96
Ratios:
Return on average stockholders' equity (GAAP)	4.17%	9.38%
Return on average tangible common stockholders' equity (non-GAAP)	6.39%	14.12%
Return on average assets (GAAP)	0.55%	1.21%
Return on average tangible assets (non-GAAP)	0.61%	1.28%

Return on average tangible common stockholders' equity is tangible net income (annualized) expressed as a percentage of average tangible common stockholders' equity.  Return on average tangible assets is tangible net income (annualized) expressed as a percentage of average tangible assets.

EFFICIENCY RATIO (NON-GAAP)
(Dollars in Thousands)
	Three Months Ended March 31,
	2026	2025
Noninterest expense (GAAP)	$125,145	$92,902
Less: Intangible asset amortization	(2,302)	(1,526)
Less: Other real estate owned and foreclosure expenses	(1,100)	(600)
Adjusted noninterest expense (non-GAAP)	$121,743	$90,776

Net interest income (GAAP)	$151,303	$130,270
Plus: FTE adjustment	6,394	6,127
Net interest income (FTE) (non-GAAP)	$157,697	$136,397

Noninterest income (GAAP)	$5,829	$30,048
Less: Net realized losses on sales of available for sale securities	—	7
Adjusted noninterest income (non-GAAP)	$5,829	$30,055
Adjusted revenue (non-GAAP)	$163,526	$166,452
Efficiency ratio (non-GAAP)	74.45%	54.54%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of our earnings, comprising 96.3 percent of total revenue for the three months ended March 31, 2026. Net interest income and net interest margin are influenced by the volume and mix of earning assets and funding sources, as well as prevailing interest rate conditions. Other factors include accretion income on purchased loans, prepayment activity and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, the Federal Reserve's monetary policy, and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and net interest margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2026 and 2025. Management believes presenting net interest income and net interest margin on an FTE basis is a standard industry practice and provides meaningful comparability to peers by normalizing the impact of tax‑exempt income. For reconciliations of GAAP net interest margin to the corresponding non-GAAP measures provided below, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheet

Three months ended March 31, 2026 and 2025

Total average earning assets increased $1.9 billion, or 11.1 percent, to $18.8 billion for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by a $2.1 billion, or 15.9 percent, increase in average total loans, reflecting the impact of loans acquired from First Savings on February 1, 2026, which totaled approximately $1.8 billion at acquisition. Average commercial loans, HELOC and installment loans and real estate mortgage loans increased $1.5 billion, $295.0 million and $177.7 million, respectively. These increases were partially offset by a $108.7 million decline in average investment securities and an $81.9 million decline in interest-bearing deposits.

Total average deposits increased $1.7 billion year-over-year. Total average interest-bearing deposits increased $1.4 billion, driven primarily by higher money market and time deposit balances, reflecting the impact of $1.5 billion of interest-bearing deposits acquired from First Savings as well as changes in customer deposit mix following the acquisition. Average noninterest‑bearing deposits increased $257.1 million, reflecting approximately $190.8 million of noninterest‑bearing deposits acquired from First Savings on February 1, 2026, as well as changes to the Corporation’s deposit product offerings, under which certain accounts that previously earned interest were intentionally transitioned to noninterest‑bearing products. Average borrowings increased $145.3 million, primarily driven by higher FHLB advances associated with the First Savings acquisition, partially offset by lower repurchase agreement balances.

Interest Income/Expense and Average Yields

Three months ended March 31, 2026 and 2025

Net interest income on an FTE basis increased $21.3 million, or 15.6 percent, to $157.7 million for the three months ended March 31, 2026, compared to $136.4 million for the three months ended March 31, 2025. Net interest margin on an FTE basis increased 13 basis points to 3.35 percent from 3.22 percent in the prior year quarter. This improvement was driven primarily by a 15 basis point decline in the cost of interest-bearing liabilities to 2.59 percent from 2.74 percent, reflecting lower average deposit costs and favorable changes in funding mix, while yields on average earning assets remained relatively stable at 5.41 percent compared to 5.39 percent in the prior year period. The Corporation recognized $2.8 million of fair value accretion income from purchased loans during the quarter, which contributed approximately six basis points to net interest margin during the three months ended March 31, 2026. This compares to $1.1 million, or three basis points, in the same period of 2025.

Interest income on an FTE basis increased $26.3 million compared to the same period in the prior year, driven primarily by a $1.9 billion increase in average earning assets, which reflected the contribution of loans acquired from First Savings and growth in average loan balances across commercial, real estate mortgage, and HELOC and installment portfolios. Average total loans increased $2.1 billion, or 15.9 percent, year‑over‑year, more than offsetting lower average balances in cash and investment securities. Additionally, the Corporation recorded a $1.2 million interest recovery during the first quarter of 2026 related to the resolution of a previously nonaccrual multifamily commercial real estate loan, which favorably impacted interest income for the period.

Interest expense on deposits increased $3.5 million compared to the prior year period, reflecting a $1.4 billion increase in average interest‑bearing deposit balances, partially offset by lower deposit pricing across most deposit categories. The total cost of interest‑bearing liabilities declined 15 basis points to 2.59 percent for the three months ended March 31, 2026, from 2.74 percent for the three months ended March 31, 2025. Lower average rates on core deposit products, including interest‑bearing demand, money market, and savings deposits, reduced interest expense and favorably impacted margin, while higher average borrowings and modestly higher wholesale funding costs partially offset these benefits. Overall, the reduction in funding costs more than offset relatively stable asset yields and resulted in a 17 basis point improvement in the FTE net interest spread to 2.82 percent from 2.65 percent in the prior year quarter.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three months ended March 31, 2026 and 2025.

(Dollars in Thousands)	Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$212,164	$1,244	2.35%	$294,016	$2,372	3.23%
Federal Home Loan Bank stock	62,720	1,965	12.53	43,980	997	9.07
Investment Securities: (1)
Taxable	1,510,344	7,547	2.00	1,634,452	8,372	2.05
Tax-Exempt (2)	2,062,071	15,946	3.09	2,046,674	15,844	3.10
Total Investment Securities	3,572,415	23,493	2.63	3,681,126	24,216	2.63
Loans held for sale	70,911	1,427	8.05	20,965	319	6.09
Loans: (3)
Commercial	10,234,765	164,765	6.44	8,770,282	147,772	6.74
Real estate mortgage	2,369,115	27,915	4.71	2,191,384	24,446	4.46
HELOC and installment	1,123,844	19,520	6.95	828,874	15,191	7.33
Tax-Exempt (2)	1,197,050	14,634	4.89	1,129,848	13,332	4.72
Total Loans	14,995,685	228,261	6.09	12,941,353	201,060	6.21
Total Earning Assets	18,842,984	254,963	5.41%	16,960,475	228,645	5.39%
Total Non-Earning Assets	1,564,539			1,381,263
Total Assets	$20,407,523			$18,341,738
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$5,430,190	$29,781	2.19%	$5,522,434	$34,606	2.51%
Money market deposits	4,566,275	32,048	2.81	3,437,998	25,952	3.02
Savings deposits	1,371,796	2,233	0.65	1,299,405	2,445	0.75
Certificates and other time deposits	2,243,417	20,031	3.57	1,947,854	17,544	3.60
Total Interest-bearing Deposits	13,611,678	84,093	2.47	12,207,691	80,547	2.64
Borrowings	1,408,233	13,173	3.74	1,262,926	11,701	3.71
Total Interest-bearing Liabilities	15,019,911	97,266	2.59	13,470,617	92,248	2.74
Noninterest-bearing deposits	2,468,792			2,211,647
Other liabilities	263,064			318,600
Total Liabilities	17,751,767			16,000,864
Stockholders' Equity	2,655,756			2,340,874
Total Liabilities and Stockholders' Equity	$20,407,523			$18,341,738
Net Interest Income (FTE)		$157,697			$136,397
Net Interest Spread (FTE) (4)			2.82%			2.65%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.41%			5.39%
Interest Expense / Average Earning Assets			2.06%			2.17%
Net Interest Margin (FTE) (5)			3.35%			3.22%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2026 and 2025. These totals equal $6.4 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $5.8 million for the three months ended March 31, 2026, a decrease of $24.2 million, or 80.6 percent, compared to the same period in 2025. The decrease was driven primarily by a $29.8 million net loss recognized on mortgage loans reclassified to held for sale during the quarter. This decline was partially offset by higher customer‑related fees, which increased $4.7 million to $31.7 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase in customer‑related fees was driven primarily by higher fiduciary and wealth management fees, increased service charges on deposit accounts, higher card payment fees, and higher net gains and fees on sales of loans.

NONINTEREST EXPENSE

Noninterest expense totaled $125.1 million for the three months ended March 31, 2026, a $32.2 million, or 34.7 percent, increase from the first quarter of 2025. Integration and transaction-related expenses totaling $17.0 million were incurred during the quarter, including $5.2 million attributed to salaries and benefits, $3.0 million of acquisition-related professional and advisory services, and $8.4 million of contract termination and similar charges. Salaries and employee benefits expense, excluding integration and transaction-related expenses, increased by $9.3 million, primarily due to higher salaries and incentive costs during the three months ended March 31, 2026, compared to the same period in 2025. Other expense increased $1.5 million primarily due to a one-time charge for the write-down of a held-for-sale building. Additionally, outside data processing fees and net occupancy increased $1.3 million and $1.1 million, respectively, during the three months ended March 31, 2026, compared to the same period in 2025.

INCOME TAXES

Income tax benefit for the three months ended March 31, 2026 was $1.1 million on pre-tax income of $27.1 million.  For the same period in 2025, income tax expense was $7.9 million on pre-tax income of $63.2 million. The effective income tax rates for the first quarter of 2026 and 2025 were (3.9)% and 12.5 percent, respectively.

The lower effective income tax rate for the three months ended March 31, 2026 when compared to the same period in 2025 was primarily due to a higher proportion of non-taxable income relative to total income before income taxes. The lower income before income taxes during the first quarter of 2026 was driven by integration and transaction‑related expenses resulting from the First Savings acquisition, and the net loss on mortgage loans reclassified to held for sale.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAXES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock

As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) equal to $0.5 million. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

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

On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. During the three months ended March 31, 2026, the Corporation repurchased 0.6 million shares of its common stock under the program, for total consideration of $24.9 million. The average purchase price was $38.90 per share. As of March 31, 2026, approximately 1.1 million shares remained available for repurchase under the program, with an aggregate remaining authorization of $28.2 million.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a new 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations (like the Corporation). With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. During the three months ended March 31, 2026 and 2025, the Corporation recorded excise tax of $0.2 million and $0.1 million, respectively, related to its share repurchases during the period, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

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

Under the fully phased-in Basel III capital rules, the Corporation and the Bank maintain the minimum capital and leverage ratios, including a 2.5 percent capital conservation buffer, as illustrated in the table below. In order to avoid limitations on capital distributions, including dividends, the Corporation must maintain capital levels above these minimum requirements. The Corporation and Bank have elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of March 31, 2026, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

The Corporation's and Bank's actual and required capital ratios as of March 31, 2026 and December 31, 2025 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,301,746	13.05%	$1,852,295	10.50%	N/A	N/A
First Merchants Bank	2,263,139	12.83	1,852,412	10.50	$1,764,202	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$2,004,772	11.36%	$1,499,477	8.50%	N/A	N/A
First Merchants Bank	2,042,489	11.58	1,499,572	8.50	$1,411,362	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,979,772	11.22%	$1,234,863	7.00%	N/A	N/A
First Merchants Bank	2,042,489	11.58	1,234,941	7.00	$1,146,731	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$2,004,772	10.23%	$783,640	4.00%	N/A	N/A
First Merchants Bank	2,042,489	10.37	787,813	4.00	$984,767	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,121,288	13.41%	$1,660,386	10.50%	N/A	N/A
First Merchants Bank	2,074,790	13.11	1,661,540	10.50	$1,582,419	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,875,892	11.86%	$1,344,122	8.50%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,345,056	8.50	$1,265,935	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,850,892	11.70%	$1,106,924	7.00%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,107,693	7.00	$1,028,572	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,875,892	10.24%	$732,768	4.00%	N/A	N/A
First Merchants Bank	1,876,817	10.18	737,699	4.00	$922,124	5.00%

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

On February 1, 2026, the Corporation assumed $29.0 million of subordinated notes in conjunction with its acquisition of First Savings.

Management believes the disclosed capital ratios are meaningful measurements for evaluating the safety and soundness of the Corporation. Traditionally, the banking regulators have assessed bank and bank holding company capital adequacy based on both the amount and the composition of capital, the calculation of which is prescribed in federal banking regulations. The Federal Reserve focuses its assessment of capital adequacy on a component of tier 1 capital known as CET1. Because the Federal Reserve has long indicated that voting common stockholders' equity (essentially tier 1 risk-based capital less preferred stock and non-controlling interest in subsidiaries) generally should be the dominant element in tier 1 risk-based capital, this focus on CET1 is consistent with existing capital adequacy categories. Tier I regulatory capital consists primarily of total common stockholders’ equity and subordinated debentures issued to business trusts categorized as qualifying borrowings, less non-qualifying intangible assets and unrealized net securities gains or losses.

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	March 31, 2026		December 31, 2025
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,672,565	$2,711,800	$2,466,667	$2,469,036
Adjust for Accumulated Other Comprehensive Loss (1)	148,861	146,974	130,135	128,247
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(812,321)	(811,873)	(720,688)	(720,241)
Less: Disallowed Deferred Tax Assets	(4,208)	(4,287)	(97)	(100)
Total Tier 1 Capital (Regulatory)	2,004,772	2,042,489	1,875,892	1,876,817
Qualifying Subordinated Debentures	76,338	—	47,559	—
Allowance for Credit Losses Includible in Tier 2 Capital	220,636	220,650	197,837	197,973
Total Risk-Based Capital (Regulatory)	$2,301,746	$2,263,139	$2,121,288	$2,074,790

Net Risk-Weighted Assets (Regulatory)	$17,640,901	$17,642,021	$15,813,198	$15,824,187
Average Assets (Regulatory)	$19,590,994	$19,695,335	$18,319,204	$18,442,484

Total Risk-Based Capital Ratio (Regulatory)	13.05%	12.83%	13.41%	13.11%
Tier 1 Capital to Risk-Weighted Assets (Regulatory)	11.36%	11.58%	11.86%	11.86%
Tier 1 Capital to Average Assets (Regulatory)	10.23%	10.37%	10.24%	10.18%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$2,004,772	$2,042,489	$1,875,892	$1,876,817
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,979,772	$2,042,489	$1,850,892	$1,876,817

Net Risk-Weighted Assets (Regulatory)	$17,640,901	$17,642,021	$15,813,198	$15,824,187
CET1 Capital Ratio (Regulatory)	11.22%	11.58%	11.70%	11.86%
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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 9.00 percent at March 31, 2026, and 9.38 percent at December 31, 2025.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and
Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at March 31, 2026 and December 31, 2025.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at March 31, 2026 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years.

The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	March 31, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$921,777	$3,180,590	$509,229	$4,611,596
Agricultural land, production and other loans to farmers	91,644	41,571	177,573	310,788
Real estate loans:
Construction	228,361	490,056	181,478	899,895
Commercial real estate, non-owner occupied	515,441	1,558,839	1,118,057	3,192,337
Commercial real estate, owner occupied	168,612	658,404	507,943	1,334,959
Residential	43,653	174,067	2,056,140	2,273,860
Home Equity	15,985	17,813	1,070,941	1,104,739
Individuals' loans for household and other personal expenditures	27,646	93,400	32,237	153,283
Public finance and other commercial loans	96,952	322,041	961,439	1,380,432
Total	$2,110,071	$6,536,781	$6,615,037	$15,261,889

	March 31, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$111,293	$435,108	$145,281	$691,682
Agricultural land, production and other loans to farmers	2,644	25,081	10,351	38,076
Real estate loans:
Construction	1,186	16,511	140,552	158,249
Commercial real estate, non-owner occupied	165,293	572,050	464,640	1,201,983
Commercial real estate, owner occupied	104,678	291,351	92,517	488,546
Residential	29,417	96,634	898,179	1,024,230
Home Equity	3,185	6,299	15,124	24,608
Individuals' loans for household and other personal expenditures	4,517	63,350	19,528	87,395
Public finance and other commercial loans	13,298	111,655	935,551	1,060,504
Total loans with fixed interest rates	$435,511	$1,618,039	$2,721,723	$4,775,273

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	March 31, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$810,484	$2,745,482	$363,948	$3,919,914
Agricultural land, production and other loans to farmers	89,000	16,490	167,222	272,712
Real estate loans:
Construction	227,175	473,545	40,926	741,646
Commercial real estate, non-owner occupied	350,148	986,789	653,417	1,990,354
Commercial real estate, owner occupied	63,934	367,053	415,426	846,413
Residential	14,236	77,433	1,157,961	1,249,630
Home Equity	12,800	11,514	1,055,817	1,080,131
Individuals' loans for household and other personal expenditures	23,129	30,050	12,709	65,888
Public finance and other commercial loans	83,654	210,386	25,888	319,928
Total loans with variable interest rates	$1,674,560	$4,918,742	$3,893,314	$10,486,616

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

At March 31, 2026, nonaccrual loans totaled $89.6 million, an increase of $17.8 million from December 31, 2025, primarily driven by the addition of $20.5 million of nonaccrual loans acquired from First Savings. The largest increases were in commercial real estate, non-owner occupied, commercial real estate, owner occupied and residential loan classes which increased $11.4 million, $7.9 million, and $7.9 million, respectively. The increase was offset by a decrease in the construction loan class of $12.6 million.

At March 31, 2026, loans 90-days or more delinquent and still accruing totaled $4.1 million, an increase of $2.0 million from December 31, 2025.

The Corporation's nonperforming assets plus accruing loans 90-days or more delinquent loans are presented in the table below.

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Nonperforming Assets:
Nonaccrual loans	$89,592	$71,773
Other real estate owned and repossessions	1,264	658
Nonperforming assets	90,856	72,431
Loans 90-days or more delinquent and still accruing	4,078	2,042
Nonperforming assets and loans 90-days or more delinquent	$94,934	$74,473

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$9,116	$10,861
Agricultural land, production and other loans to farmers	201	250
Real estate loans:
Construction	9,929	23,776
Commercial real estate, non-owner occupied	15,071	837
Commercial real estate, owner occupied	12,302	3,705
Residential	38,715	30,786
Home equity	8,855	4,238
Individuals' loans for household and other personal expenditures	92	20
Public finance and other commercial loans	653	—
Nonperforming assets and loans 90-days or more delinquent:	$94,934	$74,473

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s loan balances, excluding loans held for sale, increased $1.5 billion from December 31, 2025 to $15.3 billion at March 31, 2026. At March 31, 2026, the ACL - Loans totaled $212.5 million, which represents an increase of $16.9 million from December 31, 2025. As a percentage of loans, the ACL - Loans was 1.39 percent and 1.42 percent at March 31, 2026 and December 31, 2025, respectively.

The Corporation’s credit loss experience is presented in the table below for the years indicated.

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
Allowance for credit losses - loans:
Balances, December 31	$195,597	$192,757
Loans charged off	(11,179)	(6,182)
Recoveries on loans	923	1,256
Net charge-offs	(10,256)	(4,926)
Provision for credit losses - loans	4,900	4,200
CECL Day 1 PSL ACL - loans	15,212	—
CECL Day 1 PCD ACL - loans	7,067	—
Balances, March 31	$212,520	$192,031
Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.15%
Ratio of allowance for credit losses - loans to nonaccrual loans	237.2%	234.4%
Ratio of allowance for credit losses - loans to total loans outstanding	1.39%	1.47%

Net charge-offs totaling $10.3 million were recognized for the three months ended March 31, 2026, and provision for credit losses of $4.9 million was recorded for the same period in 2026. Net charge-offs totaling $4.9 million were recognized for the three months ended March 31, 2025, with $4.2 million in provision for credit losses recorded in the same period in 2025.

The distribution of the net charge-offs (recoveries) for the three months ended March 31, 2026 and 2025 are reflected in the following table.

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
Net charge-offs (recoveries):
Commercial and industrial loans	$9,486	$3,929
Real estate loans:
Construction	(1)	—
Commercial real estate, non-owner occupied	62	192
Commercial real estate, owner occupied	57	204
Residential	372	370
Home equity	128	(65)
Individuals' loans for household and other personal expenditures	152	296
Total net charge-offs (recoveries)	$10,256	$4,926

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

Loans Held for Sale

Loans held for sale at March 31, 2026 and December 31, 2025, were $401.8 million and $20.1 million, respectively. In March 2026, management approved a plan to sell a pool of performing residential mortgage loans with a principal balance totaling $357.0 million. At the time of the decision, all loans included in the pool were current and performing in accordance with their contractual terms. As a result of the decision to sell, the loan pool was reclassified from held for investment to held for sale as of March 31, 2026. Additionally, the First Savings acquisition added $46.3 million in loans held for sale as of March 31, 2026.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.4 billion at March 31, 2026, a decrease of $34.7 million, from December 31, 2025.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity and that are maturing in one year or less totaled $7.9 million at March 31, 2026. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered a source of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as a funding source. At March 31, 2026, total borrowings from the FHLB were $1.3 billion and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at March 31, 2026 was $1.1 billion and $6.2 billion, respectively.

The following table presents the Corporation's material cash requirements from known contractual and other obligations at March 31, 2026:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$14,214,074	$—	$14,214,074
Certificates and other time deposits	1,992,221	279,322	2,271,543
Securities sold under repurchase agreements	89,458	—	89,458
Federal Home Loan Bank advances	465,137	834,055	1,299,192
Federal Funds Purchased	170,000	—	170,000
Subordinated debentures and other borrowings	1,282	85,063	86,345
Total	$16,932,172	$1,198,440	$18,130,612

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

Summarized credit-related financial instruments at March 31, 2026 are as follows:

(Dollars in Thousands)	March 31, 2026
Amounts of commitments:
Loan commitments to extend credit	$5,986,362
Standby and commercial letters of credit	74,599
$6,060,961
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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at March 31, 2026, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

The comparative rising 200 and 100 basis points and falling 200 and 100 basis points scenarios below, as of March 31, 2026 and December 31, 2025, assume further interest rate changes in addition to the base simulation discussed above. These changes are immediate and parallel changes to the base case scenario.

Results for the rising 200 and 100 basis points and falling 200 and 100 basis points interest rate scenarios are listed below based upon the Corporation’s rate sensitive assets and liabilities at March 31, 2026 and December 31, 2025. The change from the base scenario represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

	March 31, 2026	December 31, 2025
Rising 200 basis points from base case	4.0%	4.5%
Rising 100 basis points from base case	2.2%	2.4%
Falling 100 basis points from base case	(2.5)%	(2.8)%
Falling 200 basis points from base case	(5.6)%	(5.6)%

OTHER

The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation, at https://www.sec.gov.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January, 2026	121,314	$37.95	120,851	1,594,925
February, 2026	237,679	$41.35	209,616	1,385,309
March, 2026	310,019	$37.50	310,019	1,075,290
Total	669,012		640,486

(1) During the three months ended March 31, 2026, there were 640,486 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amounts in January 2026 and February 2026 include 463 and 28,063 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 1,851,710 shares of common stock for a total aggregate investment of $71.8 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended March 31, 2026, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

4.7	Form of Depositary Receipt (Incorporated by reference to Exhibit 4.2 of registrant’s Form 8-A filed on March 30, 2022) (SEC No. 001-41342)
4.8
Indenture, dated as of December 18, 2019, between First Merchants Corporation (as successor to Level One Bancorp, Inc.) and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)

4.90
First Supplemental Indenture, dated as of March 31, 2022, among First Merchants Corporation, Level One Bancorp, Inc. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.11 of registrant’s Form 10-K filed on March 1, 2023) (SEC No. 001-41342)

4.10	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (Incorporated by reference to Exhibit 4.2 of Level One Bancorp, Inc.’s Form 8-K filed on December 19, 2019) (SEC No. 001-38458)
4.11	Upon request, the registrant agrees to furnish supplementally to the Commission a copy of the instruments defining the rights of holders of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2032 in the aggregate principal amount of $29 million.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (1)
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith.
*	Schedules to the subject agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Merchants Corporation
(Registrant)

May 1, 2026	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

May 1, 2026	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)