Form 10-Q
period 2026-06-30
FIRST MERCHANTS CORP
filed 2026-07-31
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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

As of July 27, 2026, there were 62,801,423 outstanding common shares of the registrant.

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

CET1	Common Equity Tier 1
CME Term SOFR	A forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRA	Community Reinvestment Act
Credit Agreement	Credit agreement entered into on September 30, 2024 with U.S. Bank, N.A.
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
ESPP	Employee Stock Purchase Plan
Exchange Ratio	0.85 share of the Corporation's stock pursuant to the Merger Agreement
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Savings	First Savings Financial Group, Inc.
FMC Trust II	First Merchants Capital Trust II
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022
Merger	The merger of First Savings with and into the Corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger entered into on September 24, 2025 with First Savings
PCD	Purchased credit-deteriorated loans
PSL	Purchased seasoned loans
RSAs	Restricted Stock Awards
Senior Debt	Fixed-to-Floating Rate Senior Notes due 2028
Subordinated Debt	Fixed-to-Floating Rate Subordinated Notes due 2028

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$86,665	$84,158
Interest-bearing deposits	529,432	196,300
Investment securities available for sale	1,384,392	1,407,102
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,653,943 and $1,718,287)	1,907,684	1,971,539
Loans held for sale	77,880	20,079
Loans	15,530,737	13,791,707
Less: Allowance for credit losses - loans	(241,615)	(195,597)
Net loans	15,289,122	13,596,110
Premises and equipment	148,164	121,058
Federal Home Loan Bank stock	70,818	47,245
Interest receivable	101,927	93,374
Goodwill	788,186	712,002
Other intangibles	38,972	13,800
Cash surrender value of life insurance	373,242	308,438
Other real estate owned	1,562	658
Tax asset, deferred and receivable	113,975	78,664
Other assets	436,744	374,574
TOTAL ASSETS	$21,348,765	$19,025,101
LIABILITIES
Deposits:
Noninterest-bearing	$3,831,836	$2,137,262
Interest-bearing	12,921,545	13,157,593
Total Deposits	16,753,381	15,294,855
Borrowings:
Federal funds purchased	—	40,000
Securities sold under repurchase agreements	103,340	103,755
Federal Home Loan Bank advances	1,414,059	798,549
Subordinated debentures and other borrowings	86,350	57,630
Total Borrowings	1,603,749	999,934
Interest payable	17,491	18,235
Other liabilities	276,967	245,410
Total Liabilities	18,651,588	16,558,434
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 62,205,528 and 56,951,939 shares	7,776	7,119
Additional paid-in capital	1,358,975	1,150,816
Retained earnings	1,438,894	1,413,742
Accumulated other comprehensive loss	(133,593)	(130,135)
Total Stockholders' Equity	2,697,177	2,466,667
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,348,765	$19,025,101

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans:
Taxable	$226,531	$195,173	$440,158	$382,901
Tax exempt	11,823	10,805	23,412	21,337
Investment securities:
Taxable	7,355	8,266	14,902	16,638
Tax exempt	12,458	12,516	25,055	25,033
Deposits with financial institutions	1,147	1,892	2,391	4,264
Federal Home Loan Bank stock	1,525	1,083	3,490	2,080
Total Interest Income	260,839	229,735	509,408	452,253
INTEREST EXPENSE
Deposits	86,254	84,241	170,347	164,788
Federal funds purchased	717	965	1,307	1,777
Securities sold under repurchase agreements	419	663	751	1,405
Federal Home Loan Bank advances	13,190	9,714	24,238	19,078
Subordinated debentures and other borrowings	1,318	1,138	2,521	1,921
Total Interest Expense	101,898	96,721	199,164	188,969
NET INTEREST INCOME	158,941	133,014	310,244	263,284
Provision for credit losses	33,000	5,600	37,900	9,800
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	125,941	127,414	272,344	253,484
NONINTEREST INCOME
Service charges on deposit accounts	9,372	8,566	18,409	16,638
Fiduciary and wealth management fees	9,638	8,831	19,406	17,475
Card payment fees	5,505	4,932	10,780	9,458
Net gains and fees on sales of loans	7,742	5,849	14,253	10,871
Derivative hedge fees	1,117	831	1,681	1,235
Other customer fees	880	401	1,473	816
Earnings on bank-owned life insurance	2,325	1,913	5,771	4,092
Net realized losses on sales of available for sale securities	—	(1)	—	(8)
Net loss on mortgage loans reclassified to held for sale	—	—	(29,755)	—
Other income (loss)	577	(19)	967	774
Total Noninterest Income	37,156	31,303	42,985	61,351
NONINTEREST EXPENSE
Salaries and employee benefits	65,774	54,527	135,217	109,509
Net occupancy	8,227	6,845	16,528	14,061
Equipment	8,603	6,927	16,421	13,935
Marketing	2,370	1,997	3,971	3,350
Outside data processing fees	8,045	7,107	15,235	13,036
Printing and office supplies	491	272	868	619
Intangible asset amortization	2,706	1,505	5,008	3,031
FDIC assessments	4,390	3,552	8,283	7,200
Other real estate owned and foreclosure expenses	1,052	29	2,152	629
Professional and other outside services	4,979	3,741	19,572	7,002
Other expenses	8,710	7,096	17,237	14,128
Total Noninterest Expense	115,347	93,598	240,492	186,500
Income Before Income Taxes	47,750	65,119	74,837	128,335
Income tax expense	3,770	8,287	2,701	16,164
NET INCOME	43,980	56,832	72,136	112,171
Preferred stock dividends	469	469	938	938
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$43,511	$56,363	$71,198	$111,233
Per Share Data:
Basic Net Income Available to Common Stockholders	$0.70	$0.98	$1.16	$1.93
Diluted Net Income Available to Common Stockholders	$0.70	$0.98	$1.15	$1.92
Cash Dividends Paid	$0.37	$0.36	$0.73	$0.71
Average Diluted Common Shares Outstanding (in thousands)	62,574	57,773	61,795	58,005

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$43,980	$56,832	$72,136	$112,171
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gain (loss) arising during the period	19,327	424	(4,377)	(1,641)
Reclassification adjustment for losses included in net income	—	1	—	8
Tax effect	(4,059)	(89)	919	343
Total other comprehensive income (loss), net of tax	15,268	336	(3,458)	(1,290)
Comprehensive income	$59,248	$57,168	$68,678	$110,881

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended June 30, 2026
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2026	125	$125	10,000	$25,000	62,508,055	$7,813	$1,369,879	$1,418,609	$(148,861)	$2,672,565
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,980	—	43,980
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	15,268	15,268
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.37 per share)	—	—	—	—	—	—	—	(23,226)	—	(23,226)
Repurchases of common stock	—	—	—	—	(336,145)	(42)	(13,332)	—	—	(13,374)
Excise tax on stock repurchases	—	—	—	—	—	—	(123)	—	—	(123)
Share-based compensation	—	—	—	—	15,747	2	1,849	—	—	1,851
Stock issued under employee benefit plans	—	—	—	—	4,919	—	169	—	—	169
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,344	3	591	—	—	594
Shares withheld on equity award settlements	—	—	—	—	(1,392)	—	(58)	—	—	(58)
Balances, June 30, 2026	125	$125	10,000	$25,000	62,205,528	$7,776	$1,358,975	$1,438,894	$(133,593)	$2,697,177

	Three Months Ended June 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, March 31, 2025	125	$125	10,000	$25,000	57,810,232	$7,226	$1,183,263	$1,306,911	$(190,311)	$2,332,214
Comprehensive income:
Net income	—	—	—	—	—	—	—	56,832	—	56,832
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	336	336
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(469)	—	(469)
Cash dividends on common stock ($0.36 per share)	—	—	—	—	—	—	—	(20,801)	—	(20,801)
Repurchases of common stock	—	—	—	—	(582,486)	(73)	(22,022)	—	—	(22,095)
Excise tax on stock repurchases	—	—	—	—	—	—	(219)	—	—	(219)
Share-based compensation	—	—	—	—	24,842	3	1,564	—	—	1,567
Stock issued under employee benefit plans	—	—	—	—	4,423	1	143	—	—	144
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	15,987	3	571	—	—	574
Stock options exercised	—	—	—	—	6,191	—	111	—	—	111
Shares withheld on equity award settlements	—	—	—	—	(6,756)	(1)	(241)	—	—	(242)
Balances, June 30, 2025	125	$125	10,000	$25,000	57,272,433	$7,159	$1,163,170	$1,342,473	$(189,975)	$2,347,952

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2026
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2025	125	$125	10,000	$25,000	56,951,939	$7,119	$1,150,816	$1,413,742	$(130,135)	$2,466,667
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,136	—	72,136
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3,458)	(3,458)
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.73 per share)	—	—	—	—	—	—	—	(46,046)	—	(46,046)
Issuance of stock related to acquisition	—	—	—	—	6,117,038	765	242,449	—	—	243,214
Repurchases of common stock	—	—	—	—	(976,631)	(122)	(38,167)	—	—	(38,289)
Excise tax on stock repurchases	—	—	—	—	—	—	(347)	—	—	(347)
Share-based compensation	—	—	—	—	83,518	10	3,524	—	—	3,534
Stock issued under employee benefit plans	—	—	—	—	10,044	1	338	—	—	339
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	30,014	5	1,167	—	—	1,172
Stock options exercised	—	—	—	—	19,524	1	464	—	—	465
Shares withheld on equity award settlements	—	—	—	—	(29,918)	(3)	(1,269)	—	—	(1,272)
Balances, June 30, 2026	125	$125	10,000	$25,000	62,205,528	$7,776	$1,358,975	$1,438,894	$(133,593)	$2,697,177

	Six Months Ended June 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983
Comprehensive income:
Net income	—	—	—	—	—	—	—	112,171	—	112,171
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(1,290)	(1,290)
Cash dividends on preferred stock ($93.76 per share)	—	—	—	—	—	—	—	(938)	—	(938)
Cash dividends on common stock ($0.71 per share)	—	—	—	—	—	—	—	(41,288)	—	(41,288)
Repurchases of common stock	—	—	—	—	(776,797)	(97)	(29,903)	—	—	(30,000)
Excise tax on stock repurchases	—	—	—	—	—	—	(293)	—	—	(293)
Share-based compensation	—	—	—	—	30,508	4	3,158	—	—	3,162
Stock issued under employee benefit plans	—	—	—	—	9,315	1	316	—	—	317
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	29,867	4	1,136	—	—	1,140
Stock options exercised	—	—	—	—	11,943	1	236	—	—	237
Shares withheld on equity award settlements	—	—	—	—	(6,938)	(1)	(248)	—	—	(249)
Balances, June 30, 2025	125	$125	10,000	$25,000	57,272,433	$7,159	$1,163,170	$1,342,473	$(189,975)	$2,347,952

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$72,136	$112,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,900	9,800
Depreciation and amortization	18,259	15,711
Change in deferred taxes	(3,618)	(2,178)
Share-based compensation	3,534	3,162
Loans originated for sale	(368,576)	(237,250)
Proceeds from sales of loans held for sale	383,856	235,456
Net gains on sales of loans held for sale	(10,544)	(8,326)
Loss on mortgage loans reclassified to held for sale	29,755	—
Net losses on sales of securities available for sale	—	8
Increase in cash surrender value of life insurance	(4,368)	(3,150)
Gains on life insurance benefits	(1,403)	(942)
Change in income tax receivable	(11,280)	(3,648)
Change in interest receivable	2,449	(1,429)
Change in interest payable	(6,674)	72
Other adjustments	5,202	(4,082)
Net cash provided by operating activities	146,628	115,375
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(308,988)	75,548

Purchase of securities available for sale	(10,833)	(5,906)
Proceeds from sales of securities available for sale	251,341	—
Proceeds from maturities and redemptions of:
Securities available for sale	26,632	30,084
Securities held to maturity	62,218	49,687
Purchases of Federal Home Loan Bank stock	—	(5,643)
Redemptions of Federal Home Loan Bank stock	57	43
Redemptions of Federal Reserve Bank stock	1,863	—
Payment of capital calls to qualified affordable housing investments	(23,494)	(23,596)
Net change in loans	(215,809)	(457,029)
Proceeds from mortgage portfolio loan sale	271,069	—
Net cash and cash equivalents received in acquisition	29,922	—
Proceeds from the sale of other real estate owned	1,788	5,724
Proceeds from life insurance benefits	4,593	3,303
Other adjustments	(11,953)	(1,951)
Net cash provided (used) by investing activities	78,406	(329,736)
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	106,823	280,535
Certificates of deposit and other time deposits	(338,427)	(4,583)
Proceeds from borrowings	1,059,021	682,194
Repayment of borrowings	(966,647)	(679,302)
Cash dividends on preferred stock	(938)	(938)
Cash dividends on common stock	(46,046)	(41,288)
Stock issued under employee benefit plans	339	317
Stock issued under dividend reinvestment and stock purchase plans	1,172	1,140
Stock options exercised	465	237
Repurchase of common stock	(38,289)	(30,000)
Net cash provided (used) by financing activities	(222,527)	208,312
Net Change in Cash and Cash Equivalents	2,507	(6,049)
Cash and Cash Equivalents, January 1	84,158	87,616
Cash and Cash Equivalents, June 30	$86,665	$81,567
Additional cash flow information:
Interest paid	$199,908	$188,897
Income tax paid	3,282	13,062
Loans transferred to other real estate owned	2,317	643
Non-cash investing activities using trade date accounting	—	6,745
ROU assets obtained in exchange for new operating lease liabilities	12,119	388
Qualified affordable housing investments obtained in exchange for funding commitments	29,000	20,000
Reclassification of loans to held for sale	356,956	—
Reclassification of loans from held for sale to loans	47,139	—

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
See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2025, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

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

Recent Accounting Changes Adopted in 2026

FASB Accounting Standards Update No. 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans
Summary - Effective January 1, 2026, the Corporation early adopted Accounting Standards Update ("ASU") No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the use of the gross-up method to certain purchased seasoned loans. Upon adoption, the Corporation recognized acquisition-date expected credit losses of $22.3 million, consisting of $15.2 million related to purchased seasoned loans and $7.1 million related to purchased credit-deteriorated loans, through the allowance for credit losses with a corresponding increase to the acquired loans’ amortized cost basis. The guidance was applied prospectively and did not result in a cumulative-effect adjustment to retained earnings. See NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements for additional information.

New Accounting Pronouncements Not Yet Adopted

The Corporation continually monitors potential accounting pronouncements and the following pronouncements have been deemed to have the most applicability to the Corporation's financial statements:

FASB Accounting Standards Update No. 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
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

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Corporation is currently assessing the impact of this new standard on our disclosures and expect to provide additional detail and disclosures under this new guidance.

FASB Accounting Standards Update No. 2025-09 - Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
Summary - The FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements in the fourth quarter of 2025. The amendments in this Update clarify certain aspects of the guidance on hedge accounting and address several incremental hedge accounting issues from the global reference rate reform initiative.

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

The total purchase price of approximately $243.2 million consists primarily of equity consideration issued by the Corporation and is measured at fair value based on the Corporation’s common stock price as of the acquisition date. The purchase price also includes cash paid in lieu of fractional shares. The purchase price represents the fair value of consideration transferred in accordance with Accounting Standards Codification ("ASC") 805.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which remain subject to adjustment during the measurement period, the purchase price for the First Savings acquisition is detailed in the following table. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the acquisition date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Fair Value
Cash and due from banks	$29,929
Interest-bearing deposits	24,144
Investment securities	251,341
Loans held for sale	62,537
Loans	1,840,524
Allowance for credit losses - loans	(22,280)
Premises and equipment	23,465
Federal Home Loan Bank stock	23,630
Other real estate owned	856
Interest receivable	11,002
Cash surrender value of life insurance	63,626
Tax asset, deferred and receivable	22,862
Other assets	26,488
Deposits	(1,690,130)
Federal Home Loan Bank advances	(482,729)
Subordinated debentures	(28,712)
Interest payable	(5,930)
Other liabilities	(13,766)
Net tangible assets acquired	136,857
Other intangibles	30,180
Goodwill	76,184
Purchase price	$243,221

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
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Integration and Transaction‑Related Expenses

During the three and six months ended June 30, 2026, the Corporation recorded $3.8 million and $20.8 million, respectively, of integration and transaction‑related expenses. During the three months ended June 30, 2026, these expenses were comprised of $2.3 million of contract termination and similar charges, $0.9 million of other integration-related expenditures, and $0.6 million of salaries and benefits. During the six months ended June 30, 2026, these costs consisted primarily of $10.7 million of contract termination and similar charges, $5.8 million of salaries and benefits, and $3.0 million of acquisition-related professional and advisory services. Acquisition‑related professional and advisory services primarily related to investment banking, legal, and valuation services incurred to effect the acquisition. Contract termination and similar charges primarily related to the early termination of vendor and service agreements and core systems and software arrangements as part of post‑acquisition integration activities. Salaries and benefits primarily related to employee retention and severance arrangements associated with post‑acquisition integration activities.

Results of First Savings Since Acquisition

The Corporation's results of operations for the three and six months ended June 30, 2026 include the operating results of the acquired assets and assumed liabilities of First Savings subsequent to the acquisition on February 1, 2026. Due to the integration of certain processes and the conversion of operational systems during the second quarter of 2026, the Corporation determined that separately identifying the revenue and earnings attributable solely to legacy First Savings subsequent to the acquisition date is impracticable.

Pro Forma Financial Information

The results of operations of First Savings have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule presents unaudited pro forma results for the six months ended June 30, 2026 and the year ended December 31, 2025, as if the First Savings acquisition had occurred at the beginning of the periods presented.

The unaudited pro forma financial information includes adjustments for interest income on loans, interest expense on deposits and borrowings, premises expense related to the acquired real estate, amortization of intangible assets arising from the transaction and the related income tax effects.

The pro forma financial information for the six months ended June 30, 2026 excludes certain non‑recurring charges recognized by First Savings during January 2026, prior to the February 1, 2026 acquisition date. These charges primarily relate to the write‑off of assets and the settlement or extinguishment of liabilities determined to have no continuing economic benefit to the combined company, as well as other transaction‑related items, including change‑in‑control payments, severance costs, legal and investment banking fees, and accelerated equity compensation expense associated with restricted stock awards and stock options.

In addition, the pro forma financial information excludes $20.8 million of non‑recurring integration‑related costs incurred by the Corporation during the six months ended June 30, 2026 in connection with the acquisition. These costs primarily consist of employee retention bonuses and severance arrangements associated with post‑acquisition integration activities, contract termination charges, core system conversion expenses and transaction advisory services.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future operating results.

Six Months Ended
June 30, 2026
Total revenue (net interest income plus noninterest income)	$360,944
Net income	$89,377
Net income available to common stockholders	$88,439
Earnings per common share:
Basic	$1.41
Diluted	$1.41

Year Ended
December 31, 2025
Total revenue (net interest income plus noninterest income)	$757,511
Net income	$253,686
Net income available to common stockholders	$251,811
Earnings per common share:
Basic	$3.96
Diluted	$3.94

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 3

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of June 30, 2026 and December 31, 2025.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2026
U.S. Government-sponsored agency securities	$83,118	$—	$(11,379)	$71,739
State and municipal	988,306	133	(95,307)	893,132
U.S. Government-sponsored mortgage-backed securities	474,786	984	(65,551)	410,219
Foreign investment	1,500	—	—	1,500
Corporate obligations	7,989	—	(187)	7,802
Total available for sale	$1,555,699	$1,117	$(172,424)	$1,384,392

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$87,936	$—	$(11,837)	$76,099
State and municipal	993,911	225	(91,842)	902,294
U.S. Government-sponsored mortgage-backed securities	482,702	1,600	(64,792)	419,510
Foreign investment	1,500	—	—	1,500
Corporate obligations	7,974	1	(276)	7,699
Total available for sale	$1,574,023	$1,826	$(168,747)	$1,407,102

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of June 30, 2026 and December 31, 2025.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2026
U.S. Government-sponsored agency securities	$313,105	$—	$313,105	$—	$(43,984)	$269,121
State and municipal	1,058,396	(245)	1,058,151	489	(138,678)	920,207
U.S. Government-sponsored mortgage-backed securities	536,428	—	536,428	—	(71,813)	464,615
Total held to maturity	$1,907,929	$(245)	$1,907,684	$489	$(254,475)	$1,653,943

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2025
U.S. Government-sponsored agency securities	$324,643	$—	$324,643	$—	$(46,693)	$277,950
State and municipal	1,069,653	(245)	1,069,408	868	(137,706)	932,815
U.S. Government-sponsored mortgage-backed securities	577,488	—	577,488	—	(69,966)	507,522
Total held to maturity	$1,971,784	$(245)	$1,971,539	$868	$(254,365)	$1,718,287

Accrued interest on investment securities available for sale and held to maturity at June 30, 2026 and December 31, 2025 of $21.7 million and $21.9 million, respectively, is included in the "Interest receivable" line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

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

With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in the Corporation's portfolio have been insignificant. Furthermore, as of June 30, 2026, there were no past due principal and interest payments associated with these securities.

The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of June 30, 2026 and December 31, 2025 based on applying the long-term historical credit rate, as published by Moody's, for similar rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of credit ratings. The following tables summarize the amortized cost of investment securities held to maturity at June 30, 2026 and December 31, 2025, aggregated by credit quality indicator.

	June 30, 2026
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Total
Credit Rating:
Aaa	$313,105	$73,616	$536,428	$923,149
Aa1	—	206,330	—	206,330
Aa2	—	161,487	—	161,487
Aa3	—	195,134	—	195,134
A1	—	59,625	—	59,625
A2	—	10,190	—	10,190
A3	—	10,153	—	10,153
Non-rated	—	341,861	—	341,861
Total	$313,105	$1,058,396	$536,428	$1,907,929
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

The following tables summarize, as of June 30, 2026 and December 31, 2025, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at June 30, 2026
U.S. Government-sponsored agency securities	$31	$(1)	$71,708	$(11,378)	$71,739	$(11,379)
State and municipal	88,596	(1,334)	782,596	(93,973)	871,192	(95,307)
U.S. Government-sponsored mortgage-backed securities	45,699	(339)	297,367	(65,212)	343,066	(65,551)
Corporate obligations	985	(15)	6,786	(172)	7,771	(187)
Total investment securities available for sale	$135,311	$(1,689)	$1,158,457	$(170,735)	$1,293,768	$(172,424)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$—	$—	$76,099	$(11,837)	$76,099	$(11,837)
State and municipal	5,468	(11)	861,410	(91,830)	866,878	(91,841)
U.S. Government-sponsored mortgage-backed securities	4,885	(10)	313,353	(64,783)	318,238	(64,793)
Corporate obligations	—	—	6,676	(276)	6,676	(276)
Total investment securities available for sale	$10,353	$(21)	$1,257,538	$(168,726)	$1,267,891	$(168,747)

The following tables summarize investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at June 30, 2026
U.S. Government-sponsored agency securities	$(11,379)	13
State and municipal	(95,307)	594
U.S. Government-sponsored mortgage-backed securities	(65,551)	103
Corporate obligations	(187)	6
Total investment securities available for sale	$(172,424)	716

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

The unrealized losses in the Corporation’s investment portfolio were the result of changes in interest rates and not credit quality. As a result, the Corporation expects to recover the amortized cost basis over the term of the securities. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Certain investment securities available for sale are reported in the financial statements at an amount less than their historical cost as indicated in the table below.

	June 30, 2026	December 31, 2025
Investment securities available for sale reported at less than historical cost:
Historical cost	$1,466,192	$1,436,638
Fair value	1,293,768	1,267,891
Gross unrealized losses	$(172,424)	$(168,747)
Percentage of the Corporation's investment securities available for sale in an unrealized loss position	93.5%	90.1%

In determining the fair value of the investment securities portfolio, the Corporation utilizes a third party for portfolio accounting services, including market value input, for those securities classified as Level 1 and Level 2 in the fair value hierarchy.  The Corporation has obtained an understanding of what inputs are being used by the vendor in pricing the portfolio and how the vendor classified these securities based upon these inputs.  From these discussions, the Corporation’s management is comfortable that the classifications are proper.  The Corporation has gained confidence in the data for two reasons:  (a) independent spot testing of the data is conducted by the Corporation through obtaining market quotes from various brokers on a periodic basis; and (b) actual gains or losses resulting from the sale of certain securities have proven the data to be accurate over time.  Fair value of securities classified as Level 3 in the valuation hierarchy was determined using a discounted cash flow model that incorporated market estimates of interest rates and volatility in markets that have not been active.

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2026 and December 31, 2025, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at June 30, 2026
Due in one year or less	$751	$747	$20,113	$19,993
Due after one through five years	21,701	21,387	109,135	106,569
Due after five through ten years	293,438	272,988	241,143	219,493
Due after ten years	765,023	679,051	1,001,110	843,273
	1,080,913	974,173	1,371,501	1,189,328
U.S. Government-sponsored mortgage-backed securities	474,786	410,219	536,428	464,615
Total investment securities	$1,555,699	$1,384,392	$1,907,929	$1,653,943

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2025
Due in one year or less	$—	$—	$7,014	$7,024
Due after one through five years	16,877	16,577	118,912	115,973
Due after five through ten years	241,803	227,493	228,224	210,125
Due after ten years	832,641	743,522	1,040,146	877,643
	1,091,321	987,592	1,394,296	1,210,765
U.S. Government-sponsored mortgage-backed securities	482,702	419,510	577,488	507,522
Total investment securities	$1,574,023	$1,407,102	$1,971,784	$1,718,287

Securities with a carrying value of approximately $3.1 billion and $3.3 billion were pledged at June 30, 2026 and December 31, 2025, respectively, primarily to secure borrowing capacity at the Federal Reserve Discount Window, as well as certain deposits, securities sold under agreements to repurchase, and for other purposes as permitted or required by law.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The book value of securities pledged and available under agreements to repurchase amounted to $120.4 million at June 30, 2026 and $119.8 million at December 31, 2025.

Gross gains and losses on the sales of investment securities available for sale for the three and six months ended June 30, 2026 and 2025 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales of investment securities available for sale:
Gross gains	$—	$—	$—	$—
Gross losses	—	(1)	—	(8)
Net losses on sales of investment securities available for sale	$—	$(1)	$—	$(8)

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

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated.

	June 30, 2026	December 31, 2025

Commercial and industrial loans	$4,720,441	$4,478,282
Agricultural land, production and other loans to farmers	323,348	283,125
Real estate loans:
Construction	874,419	804,775
Commercial real estate, non-owner occupied	3,271,620	2,338,666
Commercial real estate, owner occupied	1,368,627	1,237,100
Residential	2,361,480	2,420,310
Home equity	1,118,662	710,980
Individuals' loans for household and other personal expenditures	149,878	155,436
Public finance and other commercial loans	1,342,262	1,363,033
Loans	$15,530,737	$13,791,707

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

•Loss – Loans that are considered uncollectible and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical nor desirable to defer charging-off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

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

	June 30, 2026
	Term Loans (amortized cost basis by origination year)
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$466,817	$1,182,789	$585,824	$198,497	$114,033	$199,661	$1,667,871	$429	$4,415,921
Special Mention	214	4,037	17,049	18,538	8,018	6,876	84,008	—	138,740
Substandard	4,841	2,868	24,845	3,847	4,725	28,646	51,727	—	121,499
Doubtful	—	27,121	590	—	—	11,256	5,314	—	44,281
Total Commercial and industrial loans	471,872	1,216,815	628,308	220,882	126,776	246,439	1,808,920	429	4,720,441
Current period gross charge-offs	—	3,294	633	733	1,807	4,764	—	—	11,231
Agricultural land, production and other loans to farmers
Pass	33,420	62,738	24,635	20,446	27,322	73,048	73,820	—	315,429
Special Mention	—	400	—	—	—	—	2,250	—	2,650
Substandard	—	600	2,157	88	16	1,451	957	—	5,269
Total Agricultural land, production and other loans to farmers	33,420	63,738	26,792	20,534	27,338	74,499	77,027	—	323,348
Real estate loans:
Construction
Pass	75,598	344,291	281,794	100,568	16,976	15,514	18,110	—	852,851
Special Mention	—	9,536	—	—	35	—	—	—	9,571
Substandard	—	—	—	—	11,667	330	—	—	11,997
Total Construction	75,598	353,827	281,794	100,568	28,678	15,844	18,110	—	874,419
Commercial real estate, non-owner occupied
Pass	226,178	523,756	299,785	323,063	535,571	1,140,422	28,697	—	3,077,472
Special Mention	—	9,128	8,730	39,842	3,808	29,318	60	—	90,886
Substandard	—	54,243	29,788	5,856	5,351	8,024	—	—	103,262
Total Commercial real estate, non-owner occupied	226,178	587,127	338,303	368,761	544,730	1,177,764	28,757	—	3,271,620
Current period gross charge-offs	—	3,468	—	—	—	—	—	—	3,468
Commercial real estate, owner occupied
Pass	144,339	282,324	144,262	125,596	145,183	408,099	46,685	—	1,296,488
Special Mention	395	2,591	3,127	5,440	6,033	11,074	549	—	29,209
Substandard	1,940	3,267	16,169	2,613	9,048	9,600	293	—	42,930
Total Commercial real estate, owner occupied	146,674	288,182	163,558	133,649	160,264	428,773	47,527	—	1,368,627
Current period gross charge-offs	—	—	—	57	5	211	—	—	273
Residential
Pass	169,892	312,355	179,954	363,070	508,030	772,020	3,660	768	2,309,749
Special Mention	—	900	1,141	4,266	7,655	9,320	—	25	23,307
Substandard	—	1,428	1,136	4,962	6,975	10,042	3,193	—	27,736
Doubtful	—	—	234	—	—	108	346	—	688
Total Residential	169,892	314,683	182,465	372,298	522,660	791,490	7,199	793	2,361,480
Current period gross charge-offs	—	137	22	279	311	279	—	—	1,028
Home equity
Pass	1,275	8,396	3,806	4,615	20,353	50,168	1,003,997	8,765	1,101,375
Special Mention	—	38	9	—	183	473	11,454	35	12,192
Substandard	—	—	—	659	53	701	3,474	208	5,095
Total Home Equity	1,275	8,434	3,815	5,274	20,589	51,342	1,018,925	9,008	1,118,662
Current period gross charge-offs	—	—	6	7	24	268	—	—	305
Individuals' loans for household and other personal expenditures
Pass	22,454	29,693	13,789	9,634	15,038	5,239	51,820	1,098	148,765
Special Mention	5	259	133	282	67	58	309	—	1,113
Total Individuals' loans for household and other personal expenditures	22,459	29,952	13,922	9,916	15,105	5,297	52,129	1,098	149,878
Current period gross charge-offs	37	335	349	216	85	89	—	—	1,111
Public finance and other commercial loans
Pass	25,126	98,321	142,871	55,548	203,497	579,843	236,845	—	1,342,051
Substandard	—	—	—	—	—	211	—	—	211
Total Public finance and other commercial loans	25,126	98,321	142,871	55,548	203,497	580,054	236,845	—	1,342,262
Loans	$1,172,494	$2,961,079	$1,781,828	$1,287,430	$1,649,637	$3,371,502	$3,295,439	$11,328	$15,530,737
Total current period gross charge-offs	$37	$7,234	$1,010	$1,292	$2,232	$5,611	$—	$—	$17,416

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $154.6 million as of June 30, 2026 representing a $23.7 million increase from $130.9 million at December 31, 2025. At June 30, 2026, 30-59 days past due increased $3.1 million from December 31, 2025 as commercial and industrial, commercial real estate, owner occupied, and home equity loan classes increased $8.9 million, $5.9 million, and $4.0 million, respectively. The increase was partially offset by a decrease in the commercial real estate, non-owner occupied and residential loan classes of $13.0 million and $2.3 million, respectively. At June 30, 2026, 60-89 days past due increased $11.4 million from December 31, 2025 as the commercial real estate, non-owner occupied, construction, and home equity loan classes increased $6.2 million, $5.8 million, and $1.8 million, respectively. The increase was partially offset by a decrease in the residential loan class of $2.2 million. At June 30, 2026, 90 days or more past due increased $9.2 million from December 31, 2025 as the commercial real estate, non-owner occupied, commercial real estate, owner occupied and residential loan classes increased $12.9 million, $5.0 million and $3.3 million, respectively. The increase was partially offset by a decrease in the construction loan class of $13.9 million. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated.

	June 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due and Accruing
Commercial and industrial loans	$4,693,372	$16,064	$1,107	$9,898	$4,720,441	$3,444
Agricultural land, production and other loans to farmers	322,235	—	138	975	323,348	976
Real estate loans:
Construction	858,706	34	5,765	9,914	874,419	130
Commercial real estate, non-owner occupied	3,245,491	6,149	6,549	13,431	3,271,620	4,745
Commercial real estate, owner occupied	1,348,570	10,223	2,403	7,431	1,368,627	410
Residential	2,314,948	14,907	7,372	24,253	2,361,480	9
Home equity	1,101,834	8,759	3,219	4,850	1,118,662	24
Individuals' loans for household and other personal expenditures	148,767	654	457	—	149,878	—
Public finance and other commercial loans	1,342,262	—	—	—	1,342,262	—
Loans	$15,376,185	$56,790	$27,010	$70,752	$15,530,737	$9,738

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due and Accruing
Commercial and industrial loans	$4,459,842	$7,194	$1,160	$10,086	$4,478,282	$313
Agricultural land, production and other loans to farmers	282,411	480	—	234	283,125	—
Real estate loans:
Construction	780,999	—	—	23,776	804,775	1,295
Commercial real estate, non-owner occupied	2,318,624	19,125	345	572	2,338,666	—
Commercial real estate, owner occupied	1,227,448	4,295	2,880	2,477	1,237,100	—
Residential	2,372,637	17,182	9,536	20,955	2,420,310	434
Home equity	701,360	4,717	1,427	3,476	710,980	—
Individuals' loans for household and other personal expenditures	154,479	738	219	—	155,436	—
Public finance and other commercial loans	1,363,033	—	—	—	1,363,033	—
Loans	$13,660,833	$53,731	$15,567	$61,576	$13,791,707	$2,042

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated. At June 30, 2026, nonaccrual loans totaled $118.2 million, an increase of $46.4 million from December 31, 2025, primarily attributable to the placement of two commercial lending relationships, totaling $41.8 million, on nonaccrual status during the second quarter of 2026.

	June 30, 2026		December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$51,072	$575	$10,548	$2,174
Agricultural land, production and other loans to farmers	192	—	250	—
Real estate loans:
Construction	9,775	9,775	22,481	22,482
Commercial real estate, non-owner occupied	8,857	—	837	—
Commercial real estate, owner occupied	8,415	6,288	3,705	3,188
Residential	33,205	155	29,774	—
Home equity	6,581	560	4,158	—
Individuals' loans for household and other personal expenditures	18	—	20	—
Public finance and other commercial loans	88	—	—	—
Loans	$118,203	$17,353	$71,773	$27,844

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three and six months ended June 30, 2026 or 2025.

Determining fair value for collateral dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs, if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings, and/or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on the age and quality of the information and current market conditions.

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance increased $19.9 million from December 31, 2025, primarily related to increases of $24.5 million and $5.1 million in the commercial and industrial and commercial real estate, owner occupied loan classes, respectively. The increase was partially offset by a decrease of $12.4 million in the construction loan class. The total related allowance balance increased $10.1 million from December 31, 2025, primarily related to an increase of $10.9 million in the commercial and industrial loan class. The increase was partially offset by a decrease of $2.1 million in the commercial real estate, non-owner occupied loan class.

	June 30, 2026
	Commercial Real Estate	Residential Real Estate	Business Assets and Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$62,589	$62,589	$24,080
Real estate loans:
Construction	—	10,060	—	10,060	167
Commercial real estate, non-owner occupied	16,479	—	—	16,479	1,819
Commercial real estate, owner occupied	10,626	—	—	10,626	934
Residential	—	1,864	—	1,864	318
Home equity	—	696	—	696	17
Loans	$27,105	$12,620	$62,589	$102,314	$27,335

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Business Assets and Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$38,063	$38,063	$13,157
Real estate loans:
Construction	—	22,482	—	22,482	—
Commercial real estate, non-owner occupied	15,161	—	—	15,161	3,938
Commercial real estate, owner occupied	5,511	—	—	5,511	—
Residential	—	1,023	—	1,023	166
Home equity	—	145	—	145	19
Loans	$20,672	$23,650	$38,063	$82,385	$17,280

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by class and by type of modification. For the three and six months ended June 30, 2026 and 2025, the tables below exclude loan modifications considered insignificant. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension	Combination Payment Delay & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$2,950	$—	0.06%
Real estate loans:
Commercial real estate, owner occupied	2,922	—	0.21%
Home equity	—	374	0.03%
Total	$5,872	$374

	Three Months Ended June 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$3,691	$—	$—	$—	0.08%
Real estate loans:
Commercial real estate, non-owner occupied	—	14,112	38,244	6,008	—	2.69%
Residential	459	—	—	—	1,286	0.07%
Total	$459	$17,803	$38,244	$6,008	$1,286

	Six Months Ended June 30, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$7,217	$8,647	$14,540	$—	$—	0.64%
Real estate loans:
Construction	—	1,892	—	—	—	0.22%
Commercial real estate, non-owner occupied	5,092	1,560	—	962	—	0.23%
Commercial real estate, owner occupied	—	2,922	—	—	—	0.21%
Residential	282	—	—	—	357	0.03%
Home Equity	—	—	374	—	—	0.03%
Total	$12,591	$15,021	$14,914	$962	$357

	Six Months Ended June 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction, Term Extension, & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$7,504	$—	$—	$—	0.17%
Real estate loans:
Commercial real estate, non-owner occupied	—	14,112	38,244	6,008	—	2.69%
Residential	725	—	—	—	1,286	0.08%
Total	$725	$21,616	$38,244	$6,008	$1,286

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026
Financial Effect of Loan Modifications
	Term Extension	Combination Payment Delay & Term Extension
Commercial and industrial loans	Extended loans by a weighted average of 75 months.
Real estate loans:
Commercial real estate, owner occupied	Extended loans by a weighted average of 12 months.
Home equity		Provided payment deferrals with weighted average delayed amounts of $63 and extended loans by a weighted average of 60 months.

Three Months Ended June 30, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 4 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 7.58% to 6.93%.	Reduced the weighted average contractual interest rate from 14.00% to 7.00% and extended loans by a weighted average of 16 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $36.
Reduced the weighted average contractual interest rate from 4.50% to 2.50%, extended loans by a weighted average of 68 months, and provided payment deferrals with weighted average delayed amounts of $8.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2026
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $374.	Extended loans by a weighted average of 30 months.	Provided payment deferrals with weighted average delayed amounts of $909 and extended loans by a weighted average of 6 months.
Real estate loans:
Construction		Extended loans by a weighted average of 12 months.
Commercial real estate, non-owner occupied	Provided payment deferrals with weighted average delayed amounts of $67.	Extended loans by a weighted average of 6 months.		Reduced the weighted average contractual interest rate from 7.16% to 5.86% and extended loans by a weighted average of 60 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 12 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $19.
Reduced the weighted average contractual interest rate from 6.75% to 2.00%, extended loans by a weighted average of 120 months, and provided payment deferrals with weighted average delayed amounts of $13.

Home equity			Provided payment deferrals with weighted average delayed amounts of $63 and extended loans by a weighted average of 60 months.

Six Months Ended June 30, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 4 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 6 months.	Reduced the weighted average contractual interest rate from 7.58% to 6.93%.	Reduced the weighted average contractual interest rate from 14.00% to 7.00%. Extended loans by a weighted average of 16 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $25.
Reduced the weighted average contractual interest rate from 4.50% to 2.50%, extended loans by a weighted average of 68 months, and provided payment deferrals with weighted average delayed amounts of $8.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The Corporation closely monitors the performance of financial difficulty loan modifications to understand the effectiveness of its efforts. The following tables present the performance of financial difficulty loan modifications in the twelve months following modification.

	June 30, 2026
	Current	30-59 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$32,911	$—	$359	$33,270
Real estate loans:
Construction	1,892	—	—	1,892
Commercial real estate, non-owner occupied	4,044	5,093	8,656	17,793
Commercial real estate, owner occupied	2,922	—	—	2,922
Residential	1,872	—	—	1,872
Home equity	374	—	—	374
Total	$44,015	$5,093	$9,015	$58,123

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$14,186	$2,831	$448	$501	$17,966
Agricultural land, production and other loans to farmers	2,194	—	—	—	2,194
Real estate loans:
Construction	6,425	—	—	—	6,425
Commercial real estate, non-owner occupied	58,364	—	—	—	58,364
Commercial real estate, owner occupied	2,153	—	—	3,573	5,726
Residential	3,717	576	412	702	5,407
Home equity	138	—	—	—	138
Total	$87,177	$3,407	$860	$4,776	$96,220

During the six months ended June 30, 2026 and 2025, there were payment defaults of $9.0 million and $4.8 million, respectively, on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.

Upon the Corporation's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Purchased Credit-Deteriorated Loans

The Corporation acquired First Savings on February 1, 2026 and performed an evaluation of the acquired loan portfolio, identifying loans that had more-than-insignificant deterioration in credit quality since origination at the acquisition date. The carrying amount of those loans is shown in the table below:

First Savings
Purchase price of PCD loans at acquisition	$14,869
CECL Day 1 PCD ACL - loans	7,067
Par value of acquired PCD loans at acquisition	$21,936

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The ACL - Loans increased $46.0 million from December 31, 2025 to $241.6 million at June 30, 2026. Net charge-offs totaled $3.9 million and $14.2 million during the three and six months ended June 30, 2026, respectively. Provision expense of $33.0 million and $37.9 million was recorded during the three and six months ended June 30, 2026, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, March 31, 2026	$106,894	$56,721	$6,346	$42,559	$212,520
Provision for credit losses - loans	31,220	1,772	(1,813)	1,821	33,000
Recoveries on loans	1,269	5	1	1,057	2,332
Loans charged off	(1,358)	(3,547)	—	(1,332)	(6,237)
Balances, June 30, 2026	$138,025	$54,951	$4,534	$44,105	$241,615

	Three Months Ended June 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, March 31, 2025	$99,982	$46,336	$11,541	$34,172	$192,031
Provision for credit losses - loans	(406)	(83)	(2,735)	8,824	5,600
Recoveries on loans	1,514	98	—	324	1,936
Loans charged off	(2,106)	(74)	(63)	(2,008)	(4,251)
Balances, June 30, 2025	$98,984	$46,277	$8,743	$41,312	$195,316

	Six Months Ended June 30, 2026
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2025	$104,435	$45,541	$5,470	$40,151	$195,597
Provision for credit losses - loans	38,384	4,346	(2,141)	(2,689)	37,900
CECL Day 1 PSL ACL - loans	2,293	5,357	562	7,000	15,212
CECL Day 1 PCD ACL - loans	2,488	3,368	641	570	7,067
Recoveries on loans	1,656	80	2	1,517	3,255
Loans charged off	(11,231)	(3,741)	—	(2,444)	(17,416)
Balances, June 30, 2026	$138,025	$54,951	$4,534	$44,105	$241,615

	Six Months Ended June 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757
Provision for credit losses - loans	8,748	(4,450)	(978)	6,480	9,800
Recoveries on loans	2,452	103	—	637	3,192
Loans charged off	(6,973)	(475)	(63)	(2,922)	(10,433)
Balances, June 30, 2025	$98,984	$46,277	$8,743	$41,312	$195,316

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

Financial instruments with off-balance sheet risk were as follows:

	June 30, 2026	December 31, 2025
Amounts of commitments:
Loan commitments to extend credit	$5,971,657	$5,586,510
Standby letters of credit	$93,827	$73,997

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. There was no additional allowance for credit losses associated with off-balance sheet commitments during the three months ended June 30, 2026. The First Savings acquisition added $0.5 million of Day 1 allowance for credit losses associated with off-balance sheet commitments during the six months ended June 30, 2026. There was no provision for credit losses on unfunded commitments during the three and six months ended June 30, 2025. This reserve level remains appropriate and is reported in "Other liabilities" as of June 30, 2026 and December 31, 2025 in the Consolidated Condensed Balance Sheets.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance, beginning of period	$18,500	$18,000	$18,000	$18,000
Day 1 allowance for credit losses - unfunded commitments	—	—	500	—
Balance, end of period	$18,500	$18,000	$18,500	$18,000

Loans Held for Sale

Loans held for sale at June 30, 2026 and December 31, 2025, were $77.9 million and $20.1 million, respectively. The increase in the loans held for sale balance is due to the First Savings acquisition. In March 2026, management approved a plan to sell a pool of performing residential mortgage loans with a principal balance totaling $357.0 million. At the time of the decision, all loans included in the pool were current and performing in accordance with their contractual terms. As a result of the decision to sell, the loan pool was reclassified from held for investment to held for sale and the Corporation recognized a $29.8 million loss during the first quarter. During the second quarter of 2026, the Corporation sold $271.1 million of mortgage loans and transferred $47.1 million of mortgage loans back to held for investment, as those loans were no longer expected to be sold.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 5

GOODWILL AND OTHER INTANGIBLES

Goodwill is recorded on the acquisition date of an entity. The Corporation has up to one year after the acquisition date, the measurement period, to record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. The First Savings acquisition on February 1, 2026 resulted in $76.2 million of goodwill. Details regarding the First Savings acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. The changes in carrying basis of goodwill are noted below.

	2026	2025
Balance, January 1	$712,002	$712,002
Goodwill acquired	76,184	—
Balance, June 30	$788,186	$712,002

Core deposit intangibles and other intangibles are recorded on the acquisition date of an entity. The Corporation has up to one year after the acquisition date, the measurement period, to record subsequent adjustments to these intangibles for provisional amounts recorded at the acquisition date. The First Savings acquisition resulted in recognition of a $29.4 million core deposit intangible and $0.8 million of other intangibles related to non-compete agreements. Details regarding the First Savings acquisition are discussed in NOTE 2. ACQUISITIONS of these Notes to Consolidated Condensed Financial Statements. The carrying basis and accumulated amortization of recognized core deposit intangibles and other intangibles are noted below.

	June 30, 2026	December 31, 2025
Gross carrying amount	$153,465	$123,285
Accumulated amortization	(114,493)	(109,485)
Total core deposit and other intangibles	$38,972	$13,800

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, ranging from one to ten years. Intangible amortization expense for the three and six months ended June 30, 2026 was $2.7 million and $5.0 million, respectively. This compared to $1.5 million and $3.0 million, respectively, for the same periods in 2025. Estimated future amortization expense is summarized as follows:

Amortization Expense
2026	$5,205
2027	8,862
2028	7,167
2029	4,918
2030	4,053
After 2030	8,767
$38,972

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

Interest rate lock commitments related to mortgage loans and forward sale commitments to third-party investors are also considered derivatives. It is the Corporation's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. Fair values were estimated using observable market inputs, primarily changes in mortgage interest rates, from the date of the commitment to the reporting date. Changes in the fair value of these mortgage banking derivatives are included in "Net gains and fees on sales of loans" in the Consolidated Condensed Statements of Income.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheets, as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,526,758	$48,573	$1,529,421	$47,850
Forward contracts related to mortgage loans to be delivered for sale	44,685	742	15,217	422
Interest rate lock commitments	37,362	241	26,595	196
Included in other assets	$1,608,805	$49,556	$1,571,233	$48,468
Included in other liabilities:
Interest rate swaps	$1,643,997	$48,529	$1,668,136	$47,879
Forward contracts related to mortgage loans to be delivered for sale	39,000	171	25,000	99
Interest rate lock commitments	19,547	56	2,246	2
Included in other liabilities	$1,702,544	$48,756	$1,695,382	$47,980

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$133	$306
Interest rate lock commitments	Net gains and fees on sales of loans	256	18
Total net gain recognized in income		$389	$324

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$798	$74
Interest rate lock commitments	Net gains and fees on sales of loans	(9)	219
Total net gain recognized in income		$789	$293

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of June 30, 2026, the termination value of derivatives in a net liability position related to these agreements was $3.8 million, and the Corporation had pledged $0.1 million of collateral pledged to counterparties as of that date. While the Corporation did not breach any of these provisions as of June 30, 2026, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. As of June 30, 2026, and December 31, 2025 the Corporation did not hold any Level 1 securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities, foreign investment and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities and corporate obligations. Fair values for Level 3 securities were determined using discounted cash flow models that incorporated market estimates of interest rates and volatility in markets that have not been active.

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

The following tables present the fair value measurements of assets and liabilities measured at fair value in the accompanying balance sheets on a recurring basis, along with their classification within the fair value hierarchy as of June 30, 2026, and December 31, 2025.

		Fair Value Measurements Using:
June 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$71,739	$—	$71,739	$—
State and municipal	893,132	—	890,711	2,421
U.S. Government-sponsored mortgage-backed securities	410,219	—	410,219	—
Foreign investment	1,500	—	1,500	—
Corporate obligations	7,802	—	7,771	31
Derivative assets	49,556	—	49,556	—
Derivative liabilities	48,756	—	48,756	—

		Fair Value Measurements Using:
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$76,099	$—	$76,099	$—
State and municipal	902,294	—	900,339	1,955
U.S. Government-sponsored mortgage-backed securities	419,510	—	419,510	—
Foreign investment	1,500	—	1,500	—
Corporate obligations	7,699	—	7,668	31
Derivative assets	48,468	—	48,468	—
Derivative liabilities	47,980	—	47,980	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and six months ended June 30, 2026 and 2025.

	Available for Sale Securities
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance, beginning of period	$2,419	$2,182	$1,986	$2,416
Assets acquired in a business combination	—	—	660	—
Included in other comprehensive income (loss)	35	16	44	9
Principal payments	(2)	(2)	(238)	(229)
Balance, end of period	$2,452	$2,196	$2,452	$2,196

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at June 30, 2026 or December 31, 2025.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2026 and 2025.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at June 30, 2026, and December 31, 2025.

		Fair Value Measurements Using
June 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$55,408	$—	$—	$55,408

		Fair Value Measurements Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$65,302	$—	$—	$65,302

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at June 30, 2026 and December 31, 2025.

June 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,421	Discounted cash flow	Maturity/Call date	1 month to 5 years
			US Muni BQ curve	BBB
			Discount rate	3.2% - 5.1%
			Weighted-average coupon	3.8%

Corporate obligations	$31	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$55,408	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 90%
			Weighted-average discount by loan balance	24.2%

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

Collateral Dependent Loans

The Corporation's loans that are deemed collateral dependent are valued using the fair value of the underlying collateral. Collateral values are generally based on current appraisals, broker price opinions, or internally developed valuations and may be adjusted to reflect management's assumptions regarding market conditions, disposition costs, and the estimated realizable value of the collateral.

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

		June 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$86,665	$86,665	$—	$—	$86,665
Interest-bearing deposits	529,432	529,432	—	—	529,432
Investment securities held to maturity, net of allowance for credit losses	1,907,684	—	1,650,805	3,138	1,653,943
Loans held for sale	77,880	—	77,880	—	77,880
Net loans	15,289,122	—	—	15,352,936	15,352,936
Federal Home Loan Bank stock	70,818	—	70,818	—	70,818
Interest receivable	101,927	—	101,927	—	101,927
Liabilities:
Deposits	$16,753,381	$14,614,077	$2,131,657	$—	$16,745,734
Borrowings:
Securities sold under repurchase agreements	103,340	—	103,333	—	103,333
Federal Home Loan Bank advances	1,414,059	—	1,411,741	—	1,411,741
Subordinated debentures and other borrowings	86,350	—	79,438	—	79,438
Interest payable	17,491	—	17,491	—	17,491

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

NOTE 8

QUALIFIED AFFORDABLE HOUSING INVESTMENTS

The Corporation has investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to earn an adequate return on capital through the receipt of low income housing tax credits and to assist the Corporation in achieving goals associated with the Community Reinvestment Act ("CRA"). These investments are included in other assets on the Consolidated Condensed Balance Sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The following table summarizes the Corporation’s affordable housing investments as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$206,759	$118,854	$178,380	$109,214

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$5,110	$4,100	$10,107	$8,121
Tax credits recognized	6,350	5,017	12,551	9,939

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

BORROWINGS

The following table summarizes the Corporation’s borrowings as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Federal funds purchased	$—	$40,000
Securities sold under repurchase agreements	103,340	103,755
Federal Home Loan Bank advances	1,414,059	798,549
Subordinated debentures and other borrowings	86,350	57,630
Total borrowings	$1,603,749	$999,934
Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the six months ended June 30, 2026 and 2025 totaled $120.3 million and $169.1 million, respectively, and the average balance of such agreements totaled $110.2 million and $141.7 million during the same period of 2026 and 2025, respectively.

The following table presents the collateral pledged for repurchase agreements accounted for as secured borrowings as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$103,340	$—	$—	$—	$103,340

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$103,755	$—	$—	$—	$103,755

Contractual maturities of borrowings as of June 30, 2026, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Debentures and Other Borrowings
2026	$103,340	$560,019	$1,061
2027	—	320,000	—
2028	—	240,000	—
2029	—	50,000	—
2030	—	—	—
2031 and after	—	244,040	89,181
ASC 805 fair value adjustments at acquisition	—	—	(3,892)
	$103,340	$1,414,059	$86,350

At June 30, 2026, the outstanding Federal Home Loan Bank ("FHLB") advances had interest rates from 0 percent to 4.56 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at June 30, 2026, was $749.3 million. As of June 30, 2026, the Corporation had $410.0 million of putable advances with the FHLB.

Subordinated Debentures and Other Borrowings. As of June 30, 2026 and December 31, 2025, subordinated debentures and other borrowings totaled $86.4 million and $57.6 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At June 30, 2026 and December 31, 2025, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of June 30, 2026 and December 31, 2025, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate published by the Chicago Mercantile Exchange Group ("CME Term SOFR"), plus the 0.26161 percent spread adjustment. The interest rates at June 30, 2026 and December 31, 2025 were 5.49 percent and 5.54 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") if then required under applicable

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At June 30, 2026 and December 31, 2025, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of June 30, 2026 and December 31, 2025, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rates at June 30, 2026 and December 31, 2025 were 5.43 percent and 5.48 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

•First Savings Subordinated Notes. On February 1, 2026, the Corporation assumed certain subordinated notes in conjunction with its acquisition of First Savings. The subordinated notes assumed in the acquisition had an outstanding principal balance of $29.0 million at acquisition and were originally issued on March 18, 2022. The notes have a fixed interest rate of 4.50 percent per annum, payable semiannually through March 30, 2027. The notes have a floating interest rate equal to the three-month CME Term SOFR plus 2.76 percent, payable quarterly, after March 30, 2027 through maturity. The notes mature on March 30, 2032, and the Corporation has the option to redeem any or all of the subordinated notes without premium or penalty any time after March 30, 2027 or upon the occurrence of a Tier 2 capital event or tax event.

•Other Borrowings. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million as of June 30, 2026 and December 31, 2025. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $6.9 million and $7.0 million as of June 30, 2026 and December 31, 2025, respectively.

Line of Credit. As of June 30, 2026 and December 31, 2025, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, U.S. Bank, N.A. has provided the Corporation with a revolving line of credit ("Credit Facility") of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month CME Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. During the third quarter of 2025, the Corporation amended the Credit Facility to extend the termination date from September 30, 2025 to September 29, 2026. As of June 30, 2026 and December 31, 2025, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of June 30, 2026 and 2025.

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2025	$(131,902)	$1,767	$(130,135)
Other comprehensive loss before reclassifications	(3,458)	—	(3,458)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Period change	(3,458)	—	(3,458)
Balance at June 30, 2026	$(135,360)	$1,767	$(133,593)

Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)
Other comprehensive loss before reclassifications	(1,296)	—	(1,296)
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Period change	(1,290)	—	(1,290)
Balance at June 30, 2025	$(189,702)	$(273)	$(189,975)

The following tables present the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2026 and 2025.

	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Three Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2026	2025	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$—	$(1)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit (expense)	—	—	Income tax expense
Total reclassifications for the period, net of tax	$—	$(1)

	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2026	2025	Affected Line Item in the Statements of Income
Unrealized gains (losses) on available for sale securities (1)
Realized securities losses reclassified into income	$—	$(8)	Noninterest income - net realized losses on sales of available for sale securities
Related income tax benefit (expense)	—	2	Income tax expense
Total reclassifications for the period, net of tax	$—	$(6)
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

The Corporation’s 2024 Employee Stock Purchase Plan ("ESPP") provides eligible employees of the Corporation an opportunity to purchase shares of common stock of the Corporation through quarterly offerings financed by payroll deductions. The price of the stock to be paid by the employees shall be equal to 85 percent of the average of the closing price of the Corporation’s common stock on each trading day during the offering period. However, in no event shall such purchase price be less than the lesser of an amount equal to 85 percent of the market price of the Corporation’s stock on the offering date or an amount equal to 85 percent of the market value on the date of purchase. Common stock purchases are made quarterly and are paid through advance payroll deductions up to a calendar year maximum of $25,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock and ESPP Options
Pre-tax compensation expense	$29	$27	$56	$54
Income tax expense (benefit)	—	—	(23)	—
Stock and ESPP option expense, net of income taxes	$29	$27	$33	$54
Restricted Stock Awards
Pre-tax compensation expense	$1,822	$1,540	$3,478	$3,108
Income tax expense (benefit)	(430)	(307)	(794)	(635)
Restricted stock awards expense, net of income taxes	$1,392	$1,233	$2,684	$2,473
Total Share-Based Compensation
Pre-tax compensation expense	$1,851	$1,567	$3,534	$3,162
Income tax expense (benefit)	(430)	(307)	(817)	(635)
Total share-based compensation expense, net of income taxes	$1,421	$1,260	$2,717	$2,527

The grant date fair value of ESPP options was estimated to be approximately $30,000 at the beginning of the April 1, 2026 quarterly offering period. The ESPP shares were purchased and issued during the three months ended June 30, 2026, resulting in no unrecognized compensation expense related to ESPP options at June 30, 2026.

Stock option activity under the Corporation's stock option plans as of June 30, 2026 and changes during the six months ended June 30, 2026, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	19,524	$23.86
Exercised	(19,524)	$23.86
Outstanding at June 30, 2026	—	$—	0.00	$—
Vested and Expected to Vest at June 30, 2026	—	$—	0.00	$—
Exercisable at June 30, 2026	—	$—	0.00	$—

Cash receipts from stock options exercised during the six months ended June 30, 2026 and 2025 were $465,000 and $237,000, respectively. No options remain outstanding as of June 30, 2026.

The following table summarizes changes in unvested RSAs for the six months ended June 30, 2026.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2026	641,117	$36.08
Granted	40,577	$40.97
Vested	(83,518)	$38.39
Forfeited	(3,550)	$35.98
Unvested RSAs at June 30, 2026	594,626	$36.10

As of June 30, 2026, unrecognized compensation expense related to RSAs was $9.5 million and is expected to be recognized over a weighted-average period of 1.4 years. The Corporation did not have any unrecognized compensation expense related to stock options as of June 30, 2026.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

INCOME TAXES

The following table reconciles income taxes computed at the federal statutory rate to the income tax expense and effective tax rate recorded in the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income Before Income Taxes	$47,750		$65,119		$74,837		$128,335
Federal statutory income tax at 21%	$10,028	21.0%	$13,675	21.0%	$15,716	21.0%	$26,950	21.0%
State & Local taxes, net of Federal income tax effect	(97)	(0.2)%	297	0.5%	(569)	(0.7)%	604	0.5%
Tax-exempt interest income	(4,808)	(10.1)%	(4,643)	(7.1)%	(9,621)	(12.9)%	(9,241)	(7.2)%
Non-deductible FDIC premiums	310	0.6%	162	0.2%	493	0.7%	291	0.2%
Tax-exempt earnings and gains on life insurance	(488)	(1.0)%	(401)	(0.7)%	(1,212)	(1.6)%	(859)	(0.7)%
Other non-taxable/non-deductible items	117	0.3%	124	0.2%	530	0.7%	236	0.2%
Tax credits	(1,240)	(2.6)%	(915)	(1.4)%	(2,444)	(3.3)%	(1,818)	(1.4)%
Other	(52)	(0.1)%	(12)	—%	(192)	(0.3)%	1	—%
Income tax expense and effective tax rate	$3,770	7.9%	$8,287	12.7%	$2,701	3.6%	$16,164	12.6%

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

The following tables reconcile basic and diluted net income per common share for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026			2025
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$43,511	62,286,754	$0.70	$56,363	57,501,593	$0.98
Effect of potentially dilutive stock options and restricted stock awards		286,982			270,987
Diluted net income per common share	$43,511	62,573,736	$0.70	$56,363	57,772,580	$0.98
RSAs excluded from the diluted average common share calculation		47,522			60,990

	Six Months Ended June 30,
	2026			2025
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$71,198	61,513,413	$1.16	$111,233	57,734,032	$1.93
Effect of potentially dilutive stock options and restricted stock awards		281,989			271,353
Diluted net income per common share	$71,198	61,795,402	$1.15	$111,233	58,005,385	$1.92
RSAs excluded from the diluted average common share calculation		59,681			53,548

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 14

SEGMENT INFORMATION

The Corporation has one reportable segment, community banking. The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Corporation’s products and services offered. The CODM evaluates the financial performance of the Corporation’s business components by evaluating revenue streams, significant expenses, and budget-to-actual results in assessing the Corporation’s segment. The Corporation generates revenue primarily by providing banking services to its customers. Interest expense, provisions for credit losses, and salaries and employee benefits are significant expenses in the Corporation's banking operations. The CODM evaluates performance, allocates resources and makes key operating decisions based on consolidated net income that is reported in the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. All operations are domestic.

NOTE 15

GENERAL LITIGATION AND REGULATORY EXAMINATIONS

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Corporation is also subject to periodic examinations by various regulatory agencies. It is the general opinion of management that the disposition or ultimate resolution of any such routine litigation or regulatory examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Corporation.

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

BUSINESS SUMMARY

First Merchants Corporation (the “Corporation”) is a financial holding company headquartered in Muncie, Indiana and was organized in September 1982. The Corporation’s common stock is traded on the Nasdaq’s Global Select Market System under the symbol FRME. The Corporation conducts its banking operations through First Merchants Bank (the “Bank”), a wholly-owned subsidiary that opened for business in Muncie, Indiana in March 1893. The Bank also operates First Merchants Private Wealth Advisors (a division of First Merchants Bank). The Bank operates 126 banking locations in Indiana, Ohio, and Michigan. In addition to its branch network, the Corporation offers comprehensive electronic and mobile delivery channels to its customers. The Corporation’s business activities are currently limited to one reportable business segment, which is community banking.

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

The Corporation acquired total assets of $2.4 billion, total loans of $1.8 billion, and total deposits of $1.7 billion. The total purchase price of approximately $243.2 million consisted primarily of equity consideration issued by the Corporation and was measured at fair value based on the Corporation’s common stock price as of the acquisition date. The purchase price also included cash paid in lieu of fractional shares. The purchase price represented the fair value of consideration transferred in accordance with ASC 805. Immediately following the acquisition of First

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

There have been no significant changes during the six months ended June 30, 2026 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025. However, due to the First Savings acquisition on February 1, 2026, the Corporation has expanded its discussion below of accounting practices and valuation methodologies related to business combinations, which involve significant judgment and estimation uncertainty.

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

In connection with the acquisition, and consistent with the guidance in ASU 2025‑08, loans acquired through business combinations that meet the definition of PSL are recorded using the gross-up method. PCD loans continue to be accounted for under existing PCD guidance, which also applies the gross‑up method; however, PCD loans represent loans that experienced more‑than‑insignificant credit deterioration since origination, while PSLs did not. Under this method, the Corporation recognizes an allowance for credit losses on loans at the acquisition date, with a corresponding increase to the loan's amortized cost basis. The establishment of the ACL - Loans at acquisition did not result in a provision for credit losses or earnings impact on the acquisition date. Expected credit losses as of the acquisition date are recognized through the acquisition‑date allowance for credit losses, while the non‑credit discount reflects all other valuation factors, including differences between contractual interest rates and prevailing market rates, liquidity considerations, and other non‑credit‑related assumptions. The non‑credit discount is accreted into interest income over the remaining life of the loans using the effective interest method. Subsequent changes in expected credit losses for PSLs are recognized through the provision for credit losses in the period in which the estimate changes, consistent with the Corporation's methodology for originated loans measured at amortized cost.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

The table below includes certain financial data of the Corporation for the previous five quarters:

	Three Months Ended
(Dollars in Thousands, Except Per Share Amounts)	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
Income Statement:
Net interest income	$158,941	$151,303	$139,064	$133,665	$133,014
Provision for credit losses	33,000	4,900	7,150	4,300	5,600
Noninterest income	37,156	5,829	33,106	32,477	31,303
Noninterest expense	115,347	125,145	99,522	96,561	93,598
Net income available to common stockholders	43,511	27,687	56,596	56,297	56,363
Per Share Data:
Average diluted common shares outstanding (in thousands)	62,574	61,008	57,442	57,448	57,773
Diluted net income available to common stockholders	$0.70	$0.45	$0.99	$0.98	$0.98
Cash dividends paid to common stockholders	0.37	0.36	0.36	0.36	0.36
Common dividend payout ratio (1)	52.86%	80.00%	36.36%	36.90%	36.73%
Book value per share	$42.96	$42.35	$42.87	$41.74	$40.56
Tangible common book value per share (2)	29.80	29.34	30.18	29.08	27.90
Performance Ratios:
Return on average assets	0.83%	0.55%	1.20%	1.22%	1.23%
Return on average stockholders' equity	6.44	4.17	9.23	9.51	9.63
Return on tangible common stockholders' equity(2)	9.80	6.39	13.57	14.21	14.49
Net interest margin	3.25	3.21	3.15	3.09	3.10
Net interest margin (FTE)(2)(3)	3.38	3.35	3.29	3.24	3.25
Efficiency ratio(2)	55.11	74.45	54.52	55.09	53.99
Net charge-offs as % of average loans (annualized)	0.10	0.27	0.18	0.15	0.07
Allowance for credit losses - loans as % of total loans	1.56	1.39	1.42	1.43	1.47
Nonperforming assets / total assets %	0.56	0.43	0.38	0.36	0.36
Balance Sheet:
Total securities	$3,292,076	$3,309,902	$3,378,641	$3,382,391	$3,380,956
Total loans	15,608,617	15,663,728	13,811,786	13,614,364	13,325,542
Total assets	21,348,765	21,072,521	19,025,101	18,811,629	18,592,777
Total deposits	16,753,381	16,485,617	15,294,855	14,869,979	14,797,578
Total borrowings	1,603,749	1,644,995	999,934	1,177,854	1,161,077
Total stockholders' equity	2,697,177	2,672,565	2,466,667	2,412,402	2,347,952
Capital Ratios:
Total stockholders' equity to assets	12.63%	12.68%	12.97%	12.82%	12.63%
Tangible common equity to tangible assets(2)	8.99	9.00	9.38	9.18	8.92
Total risk-based capital to risk-weighted assets	12.98	13.05	13.41	13.04	13.06
Tier 1 capital to risk-weighted assets	11.30	11.36	11.86	11.49	11.50
Common equity tier 1 capital to risk-weighted assets	11.16	11.22	11.70	11.34	11.35
Tier 1 capital to average assets	9.84	10.23	10.24	10.30	10.20
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results for the three and six months ended June 30, 2026 reflect the partial-period impact of the acquisition of First Savings, which was completed on February 1, 2026. Accordingly, period-over-period changes in assets, loans, deposits, net interest income, noninterest income and noninterest expense reflect the contribution of the acquired operations in addition to changes driven by market conditions, volume, and mix. Further details of the Corporation's acquisition are provided within NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation reported second quarter 2026 net income available to common stockholders and diluted earnings per common share of $43.5 million and $0.70 per diluted share, respectively, compared to $56.4 million and $0.98 per diluted share, respectively, during the second quarter of 2025. The Corporation reported net income available to common stockholders and diluted earnings per common share of $71.2 million and $1.15 per diluted share, respectively, for the six months ended June 30, 2026 compared to $111.2 million and $1.92 per diluted share, respectively, for the six months ended June 30, 2025.

When adjusting for certain non-recurring items, adjusted net income available to common stockholders was $46.4 million and adjusted diluted earnings per common share totaled $0.74 for the second quarter of 2026, compared to $56.4 million and $0.98, respectively, in the second quarter of 2025. Adjusted net income available to common stockholders and adjusted diluted earnings per common share for the six months ended June 30, 2026, totaled $109.5 million and $1.77, respectively, compared to $111.2 million and $1.92, respectively, for the same period in 2025. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of GAAP earnings per share measures to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2026, total assets were $21.3 billion, an increase of $2.3 billion or 12.2 percent from December 31, 2025. The Corporation acquired First Savings on February 1, 2026, which included $2.4 billion in assets at acquisition. Details of the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Cash and due from banks and interest-bearing deposits increased $335.6 million from December 31, 2025, primarily due to proceeds received from the mortgage loan portfolio sale completed on June 30, 2026. Total investment securities decreased by $86.6 million from December 31, 2025, primarily due to $88.9 million of principal paydowns and maturities. Investments represented 15.4 percent of total assets at June 30, 2026, compared to 17.8 percent at December 31, 2025. Additional details of the Corporation's investment securities portfolio are discussed within NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Excluding loans held-for-sale, total loans increased $1.7 billion from December 31, 2025. Loans acquired in the First Savings acquisition contributed $1.8 billion, partially offset by the sale of $271.1 million in mortgage loans. Excluding acquired loans and the impact of loans sold, the Corporation experienced organic loan growth of $202.9 million, or 2.9 percent, since December 31, 2025. The loan portfolio remains predominantly commercial-oriented, with commercial loans comprising 76.6 percent of total loans. Commercial and industrial and commercial real estate, non-owner occupied, represent the largest loan categories at 30.4 percent and 21.1 percent of total loans, respectively. Growth during the period was driven primarily by increases in commercial real estate, non-owner occupied, home equity, commercial and industrial, and commercial real estate, owner occupied loans. Additional details regarding changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's allowance for credit losses - loans ("ACL - Loans") totaled $241.6 million, or 1.56 percent of total loans, as of June 30, 2026, compared to $195.6 million, or 1.42 percent, at December 31, 2025, representing an increase of $46.0 million. The increase reflected a $22.3 million acquisition-date allowance for expected credit losses recognized in connection with the First Savings loan portfolio, and a provision expense recorded during the period, including $29.7 million of specific reserves established during the second quarter related to two commercial lending relationships, partially offset by net charge-offs of $3.9 million. During the three and six months ended June 30, 2026, the Corporation recorded net charge-offs of $3.9 million and $14.2 million, respectively, and provision for credit losses - loans of $33.0 million and $37.9 million, respectively. During the three and six months ended June 30, 2025, the Corporation recorded net charge-offs of $2.3 million and $7.2 million, respectively, and provision for credit losses - loans of $5.6 million and $9.8 million, respectively. Nonaccrual loans as of June 30, 2026 totaled $118.2 million, an increase of $46.4 million from December 31, 2025. The increase was primarily attributable to the two commercial lending relationships discussed above, totaling $41.8 million, being placed on nonaccrual status during the second quarter of 2026. The Corporation's reserve for unfunded commitments increased to $18.5 million at June 30, 2026, from $18.0 million at December 31, 2025, reflecting a $0.5 million Day 1 allowance for credit losses recognized in connection with the First Savings acquisition related to off-balance sheet commitments. The reserve is recorded in other liabilities. There was no provision for credit losses on unfunded commitments recognized during the three and six months ended June 30, 2026. Additional details of the Corporation's allowance methodology and asset quality are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and within the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several additional asset categories increased from December 31, 2025 primarily due to the acquisition of First Savings, including goodwill of $76.2 million, cash surrender value of life insurance of $64.8 million, premises and equipment of $27.1 million, other intangibles of $25.2 million, FHLB stock of $23.6 million, and interest receivable of $8.6 million.

The Corporation's net tax asset, deferred and receivable increased $35.3 million from December 31, 2025, primarily driven by the $22.9 million net tax asset recorded as part of the First Savings acquisition and an increase of $11.3 million in income tax receivable.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other assets increased $62.2 million from December 31, 2025, primarily due to $26.5 million of assets acquired in the First Savings acquisition, $28.4 million related to investments in community redevelopment funds, and $5.6 million related to the recognition of a right‑of‑use asset associated with the Corporation’s new Michigan headquarters.

As of June 30, 2026, total deposits equaled $16.8 billion, an increase of $1.5 billion from December 31, 2025, or 19.1 percent on an annualized basis. The acquisition of First Savings contributed $1.7 billion in deposits, partially offset by a decline in deposits of $231.6 million from December 31, 2025 driven by $289.8 million reduction of brokered deposits. Net period activity resulted in increases from December 31, 2025 primarily in demand deposits of $800.0 million, money market and savings deposits of $561.8 million, and time deposits of $201.5 million. Total deposits less time deposits greater than $100,000, or core deposits, represented 91.5 percent of the deposit portfolio at June 30, 2026. Noninterest bearing deposits represented 22.9 percent of the deposit portfolio at June 30, 2026, compared to 14.0 percent at December 31, 2025. Due to balance sheet growth, the loan to deposit ratio increased to 92.7 percent at period end from 90.3 percent as of December 31, 2025.

The average account balance within the deposit portfolio was $39,000 at June 30, 2026. Insured deposits totaled 70.5 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance for 15.8 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance to the remaining 54.7 percent. Uninsured deposits represented 29.5 percent of total deposits. The Corporation maintains available liquidity through on-balance-sheet sources and unused borrowing capacity from the Federal Reserve Discount Window, the FHLB and unsecured borrowing sources.

Total borrowings increased $603.8 million at June 30, 2026, compared to December 31, 2025. FHLB advances and subordinated debentures and other borrowings increased $615.5 million and $28.7 million, respectively. The increase in borrowings was primarily attributable to the First Savings acquisition, which included the assumption of $482.7 million of FHLB advances and $28.7 million of subordinated debentures and other borrowings. The remaining increase in FHLB advances was primarily attributable to borrowings used to support loan growth and liquidity needs. Federal funds purchased decreased $40.0 million from December 31, 2025, primarily due to elevated deposit balances during the second quarter, which reduced the Corporation's need for short-term wholesale funding. Additional details regarding the Corporation's subordinated debentures and term loans are discussed in NOTE 9. BORROWINGS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's other liabilities increased $31.6 million as of June 30, 2026, compared to December 31, 2025, primarily due to $13.8 million of assumed liabilities related to the First Savings acquisition, as well as increases in lease liabilities of $5.6 million related to the new Michigan headquarters and liabilities associated with unfunded commitments of $9.6 million related to the Corporation's affordable housing investments.

Additional paid-in capital increased $208.2 million from December 31, 2025, primarily due to the issuance of $243.2 million of common stock as equity consideration in connection with the First Savings acquisition. The increase was partially offset by $38.3 million of share repurchases under the Corporation's Stock Repurchase Program and other capital activity.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income available to common stockholders (GAAP)	$43,511	$56,363	$71,198	$111,233
Adjustments:
Net realized losses on sales of available for sale securities	—	1	—	8
Integration and transaction-related expenses	3,830	—	20,798	—
Net loss on mortgage loans reclassified to held for sale	—	—	29,755	—
Tax on adjustments	(925)	—	(12,204)	(2)
Adjusted net income available to common stockholders (non-GAAP)	$46,416	$56,364	$109,547	$111,239

Average diluted common shares outstanding (in thousands)	62,574	57,773	61,795	58,005

Diluted earnings per common share (GAAP)	$0.70	$0.98	$1.15	$1.92
Adjustments:
Net realized losses on sales of available for sale securities	—	—	—	—
Integration and transaction-related expenses	0.06	—	0.34	—
Net loss on mortgage loans reclassified to held for sale	—	—	0.48	—
Tax on adjustments	(0.02)	—	(0.20)	—
Adjusted diluted earnings per common share (non-GAAP)	$0.74	$0.98	$1.77	$1.92

NET INTEREST INCOME (FTE) AND NET INTEREST MARGIN (FTE) (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net interest income (GAAP)	$158,941	$133,014	$310,244	$263,284
FTE adjustment	6,391	6,199	12,785	12,326
Net interest income (FTE) (non-GAAP)	165,332	139,213	323,029	275,610

Average earning assets (GAAP)	$19,583,204	$17,158,984	$19,215,138	$17,060,278
Net interest margin (GAAP)	3.25%	3.10%	3.23%	3.09%
FTE adjustment	0.13%	0.15%	0.13%	0.14%
Net interest margin (FTE) (non-GAAP)	3.38%	3.25%	3.36%	3.23%

TANGIBLE COMMON STOCKHOLDERS' EQUITY TO TANGIBLE ASSETS (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	June 30, 2026	December 31, 2025
Total stockholders' equity (GAAP)	$2,697,177	$2,466,667
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(827,158)	(725,802)
Tangible common stockholders' equity (non-GAAP)	$1,844,894	$1,715,740
Total assets (GAAP)	$21,348,765	$19,025,101
Less: Intangible assets (GAAP)	(827,158)	(725,802)
Tangible assets (non-GAAP)	$20,521,607	$18,299,299
Stockholders' equity to assets (GAAP)	12.63%	12.97%
Tangible common stockholders' equity to tangible assets (non-GAAP)	8.99%	9.38%

Tangible common stockholders' equity (non-GAAP)	$1,844,894	$1,715,740
Plus: Tax benefit of intangibles (non-GAAP)	9,084	2,966
Tangible common stockholders' equity, net of tax (non-GAAP)	$1,853,978	$1,718,706
Common stock outstanding (in thousands)	62,206	56,952
Book value per common share (GAAP)	$42.96	$42.87
Tangible book value per common share (non-GAAP)	$29.80	$30.18

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DILUTED TANGIBLE NET INCOME PER COMMON SHARE, RETURN ON AVERAGE TANGIBLE ASSETS AND RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average goodwill (GAAP)	$782,908	$712,002	$771,633	$712,002
Average other intangibles (GAAP)	40,589	17,599	36,652	18,297
Average deferred tax on other intangibles (GAAP)	(9,889)	(3,788)	(9,156)	(3,937)
Intangible adjustment (non-GAAP)	$813,608	$725,813	$799,129	$726,362
Average stockholders' equity (GAAP)	$2,702,249	$2,340,010	$2,679,131	$2,340,440
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(813,608)	(725,813)	(799,129)	(726,362)
Average tangible common stockholders' equity (non-GAAP)	$1,863,516	$1,589,072	$1,854,877	$1,588,953
Average assets (GAAP)	$21,253,171	$18,508,785	$20,832,683	$18,425,723
Intangible adjustment (non-GAAP)	(813,608)	(725,813)	(799,129)	(726,362)
Average tangible assets (non-GAAP)	$20,439,563	$17,782,972	$20,033,554	$17,699,361
Net income available to common stockholders (GAAP)	$43,511	$56,363	$71,198	$111,233
Other intangible amortization, net of tax (GAAP)	2,137	1,188	3,956	2,394
Tangible net income available to common stockholders (non-GAAP)	45,648	57,551	75,154	113,627
Preferred stock dividend	469	469	938	938
Tangible net income (non-GAAP)	$46,117	$58,020	$76,092	$114,565
Per Share Data:
Diluted net income available to common stockholders (GAAP)	$0.70	$0.98	$1.15	$1.92
Diluted tangible net income per common share (non-GAAP)	$0.73	$1.00	$1.22	$1.96
Ratios:
Return on average stockholders' equity (GAAP)	6.44%	9.63%	5.32%	9.51%
Return on average tangible common stockholders' equity (non-GAAP)	9.80%	14.49%	8.10%	14.30%
Return on average assets (GAAP)	0.83%	1.23%	0.69%	1.22%
Return on average tangible assets (non-GAAP)	0.90%	1.31%	0.76%	1.29%

Return on average tangible common stockholders' equity is tangible net income (annualized) expressed as a percentage of average tangible common stockholders' equity.  Return on average tangible assets is tangible net income (annualized) expressed as a percentage of average tangible assets.

EFFICIENCY RATIO (NON-GAAP)
(Dollars in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Noninterest expense (GAAP)	$115,347	$93,598	$240,492	$186,500
Less: Intangible asset amortization	(2,706)	(1,505)	(5,008)	(3,031)
Less: Other real estate owned and foreclosure expenses	(1,052)	(29)	(2,152)	(629)
Adjusted noninterest expense (non-GAAP)	$111,589	$92,064	$233,332	$182,840

Net interest income (GAAP)	$158,941	$133,014	$310,244	$263,284
Plus: FTE adjustment	6,391	6,199	12,785	12,326
Net interest income (FTE) (non-GAAP)	$165,332	$139,213	$323,029	$275,610

Noninterest income (GAAP)	$37,156	$31,303	$42,985	$61,351
Less: Net realized losses on sales of available for sale securities	—	1	—	8
Adjusted noninterest income (non-GAAP)	$37,156	$31,304	$42,985	$61,359
Adjusted revenue (non-GAAP)	$202,488	$170,517	$366,014	$336,969
Efficiency ratio (non-GAAP)	55.11%	53.99%	63.75%	54.26%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 87.8 percent of total revenue for the six months ended June 30, 2026. Net interest income and net interest margin are influenced by the volume and mix of earning assets and funding sources, as well as prevailing interest rate conditions. Other factors include accretion income on purchased loans, prepayment activity and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, the Federal Reserve's monetary policy, and price volatility of competing alternative investments can also exert significant influence on the Corporation's ability to optimize the mix of assets and funding and the net interest income and net interest margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow to reflect what the Corporation's tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. The federal statutory rate of 21 percent was used for 2026 and 2025. For reconciliations of GAAP net interest margin to the corresponding non-GAAP measures provided below, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheet

Three months ended June 30, 2026 and 2025

Total average earning assets increased $2.4 billion, or 14.1 percent, to $19.6 billion for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by a $2.6 billion, or 19.6 percent, increase in average total loans, reflecting the impact of loans acquired from First Savings on February 1, 2026, which totaled approximately $1.8 billion at acquisition. Average commercial loans and HELOC and installment loans increased $1.8 billion and $446.6 million, respectively. These increases were partially offset by a $166.5 million decline in average investment securities.

Total average deposits increased $2.0 billion year-over-year, reflective of $1.7 billion in deposits acquired from First Savings. Total average interest-bearing deposits increased $466.8 million, driven primarily by higher money market deposit balances, partially offset by lower interest-bearing transaction deposit balances. The decrease in interest-bearing transaction deposit balances reflected changes to the Corporation’s deposit product offerings, under which certain accounts that previously earned interest were intentionally transitioned to noninterest-bearing products. Average noninterest‑bearing deposits increased $1.5 billion, consistent with those product offering changes. Average borrowings increased $389.9 million, primarily driven by higher FHLB advances, including advances assumed in connection with the First Savings acquisition, and borrowings used to support balance sheet growth and liquidity needs.

Six months ended June 30, 2026 and 2025

Total average earning assets increased $2.2 billion, or 12.6 percent, to $19.2 billion for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by a $2.3 billion, or 17.8 percent, increase in average total loans, reflecting the impact of loans acquired from First Savings on February 1, 2026, which totaled approximately $1.8 billion at acquisition. Average commercial loans and HELOC and installment loans, increased $1.6 billion and $371.2 million, respectively. These increases were partially offset by a $137.8 million decline in average investment securities.

Total average deposits increased $1.8 billion year-over-year primarily driven by the impact of $1.7 billion of interest-bearing deposits acquired from First Savings. Total average interest-bearing deposits increased $932.8 million, driven primarily by higher money market deposit balances, partially offset by lower interest-bearing transaction deposit balances. The decrease in interest-bearing transaction deposit balances reflected changes to the Corporation’s deposit product offerings, under which certain accounts that previously earned interest were intentionally transitioned to noninterest-bearing products. Average noninterest‑bearing deposits increased $901.8 million, consistent with those product offering changes. Average borrowings increased $268.3 million, primarily driven by higher FHLB advances, including advances assumed in connection with the First Savings acquisition, partially offset by lower repurchase agreement balances.

Interest Income/Expense and Average Yields

Three months ended June 30, 2026 and 2025

Net interest income on an FTE basis increased $26.1 million, or 18.8 percent, to $165.3 million for the three months ended June 30, 2026, compared to $139.2 million for the three months ended June 30, 2025. Net interest margin on an FTE basis increased 13 basis points to 3.38 percent from 3.25 percent in the prior year quarter. This improvement was driven primarily by growth in average loan balances and favorable changes in funding mix, including higher average noninterest-bearing deposits. The yield on average earning assets decreased four basis points to 5.46 percent from 5.50 percent, while the cost of interest-bearing liabilities decreased two basis points to 2.80 percent from 2.82 percent. The Corporation recognized $3.7 million of fair value accretion income from purchased loans during the quarter, which contributed approximately eight basis points to net interest margin during the three months ended June 30, 2026. This compares to $1.0 million, or three basis points, in the same period of 2025.

Interest income on an FTE basis increased $31.3 million compared to the same period in the prior year, driven primarily by a $2.4 billion increase in average earning assets, which reflected the contribution of loans acquired from First Savings and growth in average loan balances across commercial and HELOC and installment portfolios. Average total loans increased $2.6 billion, or 19.6 percent, year‑over‑year, more than offsetting lower average balances in cash and investment securities.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest expense on deposits increased $2.0 million compared to the prior year period, reflecting a $466.8 million increase in average interest‑bearing deposit balances, partially offset by lower deposit pricing across most deposit categories. Lower average rates on money market, savings deposits, and time deposits reduced interest expense and favorably impacted margin. Borrowing expense increased due to higher average borrowing balances, partially offset by lower average borrowing costs. Overall, the decline in average earning asset yields exceeded the decline in funding costs, resulting in a 2 basis point decline in the FTE net interest spread to 2.66 percent from 2.68 percent in the prior year quarter.

Six months ended June 30, 2026 and 2025

Net interest income on an FTE basis increased $47.4 million, or 17.2 percent, to $323.0 million for the six months ended June 30, 2026, compared to $275.6 million for the six months ended June 30, 2025. Net interest margin on an FTE basis increased 13 basis points to 3.36 percent from 3.23 percent in the prior year. This improvement was driven primarily by a 9 basis point decline in the cost of interest-bearing liabilities to 2.69 percent from 2.78 percent, reflecting lower average deposit costs and favorable changes in funding mix, while yields on average earning assets remained relatively stable at 5.43 percent compared to 5.45 percent in the prior year period. The Corporation recognized $6.5 million of fair value accretion income from purchased loans during the six months, which contributed approximately seven basis points to net interest margin during the six months ended June 30, 2026. This compares to $2.1 million, or two basis points, in the same period of 2025.

Interest income on an FTE basis increased $57.6 million compared to the same period in the prior year, driven primarily by a $2.2 billion increase in average earning assets, which reflected the contribution of loans acquired from First Savings and growth in average loan balances across commercial and HELOC and installment portfolios. Average total loans increased $2.3 billion, or 17.8 percent, year‑over‑year, more than offsetting lower average balances in cash and investment securities.

Interest expense on deposits increased $5.6 million compared to the prior year period, reflecting a $932.8 million increase in average interest‑bearing deposit balances, partially offset by lower deposit pricing across all deposit categories. The total cost of interest‑bearing liabilities declined 9 basis points to 2.69 percent for the six months ended June 30, 2026, from 2.78 percent for the six months ended June 30, 2025. Lower average rates on core deposit products reduced interest expense and favorably impacted margin, while higher average borrowings partially offset these benefits, despite lower average borrowing costs. Overall, the reduction in funding costs more than offset relatively stable asset yields and resulted in a 7 basis point improvement in the FTE net interest spread to 2.74 percent from 2.67 percent in the prior year period.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income/interest expense, and the average rate as a percent of average earning assets/liabilities for the three and six months ended June 30, 2026 and 2025.

(Dollars in Thousands)	Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$228,468	$1,147	2.01%	$252,613	$1,892	3.00%
Federal Home Loan Bank stock	70,826	1,525	8.61	46,598	1,083	9.30
Investment Securities: (1)
Taxable	1,457,179	7,355	2.02	1,605,718	8,266	2.06
Tax-Exempt (2)	2,024,323	15,769	3.12	2,042,326	15,843	3.10
Total Investment Securities	3,481,502	23,124	2.66	3,648,044	24,109	2.64
Loans held for sale	379,122	4,541	4.79	25,411	389	6.12
Loans: (3)
Commercial	10,809,590	172,562	6.39	9,006,650	154,108	6.84
Real estate mortgage	2,133,638	26,859	5.04	2,200,521	25,062	4.56
HELOC and installment	1,281,529	22,569	7.04	834,901	15,614	7.48
Tax-Exempt (2)	1,198,529	14,903	4.97	1,144,246	13,677	4.78
Total Loans	15,802,408	241,434	6.11	13,211,729	208,850	6.32
Total Earning Assets	19,583,204	267,230	5.46%	17,158,984	235,934	5.50%
Total Non-Earning Assets	1,669,967			1,349,801
Total Assets	$21,253,171			$18,508,785
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$4,515,106	$31,239	2.77%	$5,545,158	$35,303	2.55%
Money market deposits	4,731,251	33,269	2.81	3,613,952	28,714	3.18
Savings deposits	1,424,566	2,279	0.64	1,282,951	2,513	0.78
Certificates and other time deposits	2,241,647	19,467	3.47	2,003,682	17,711	3.54
Total Interest-bearing Deposits	12,912,570	86,254	2.67	12,445,743	84,241	2.71
Borrowings	1,640,431	15,644	3.81	1,250,519	12,480	3.99
Total Interest-bearing Liabilities	14,553,001	101,898	2.80	13,696,262	96,721	2.82
Noninterest-bearing deposits	3,725,703			2,186,370
Other liabilities	272,218			286,143
Total Liabilities	18,550,922			16,168,775
Stockholders' Equity	2,702,249			2,340,010
Total Liabilities and Stockholders' Equity	$21,253,171			$18,508,785
Net Interest Income (FTE)		$165,332			$139,213
Net Interest Spread (FTE) (4)			2.66%			2.68%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.46%			5.50%
Interest Expense / Average Earning Assets			2.08%			2.25%
Net Interest Margin (FTE) (5)			3.38%			3.25%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2026 and 2025. These totals equal $6.4 million and $6.2 million for the three months ended June 30, 2026 and 2025, respectively. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$220,361	$2,391	2.17%	$273,200	$4,264	3.12%
Federal Home Loan Bank stock	66,795	3,490	10.45	45,296	2,080	9.18
Investment Securities: (1)
Taxable	1,483,615	14,902	2.01	1,620,005	16,638	2.05
Tax-Exempt (2)	2,043,092	31,715	3.10	2,044,489	31,687	3.10
Total Investment Securities	3,526,707	46,617	2.64	3,664,494	48,325	2.64
Loans held for sale	225,868	5,968	5.28	23,190	708	6.11
Loans: (3)
Commercial	10,523,765	337,327	6.41	8,889,119	301,880	6.79
Real estate mortgage	2,250,726	54,774	4.87	2,195,988	49,508	4.51
HELOC and installment	1,203,122	42,089	7.00	831,904	30,805	7.41
Tax-Exempt (2)	1,197,794	29,537	4.93	1,137,087	27,009	4.75
Total Loans	15,401,275	469,695	6.10	13,077,288	409,910	6.27
Total Earning Assets	19,215,138	522,193	5.43%	17,060,278	464,579	5.45%
Total Non-Earning Assets	1,617,545			1,365,445
Total Assets	$20,832,683			$18,425,723
Liabilities:
Interest-Bearing Deposits:
Interest-bearing deposits	$4,970,120	$61,020	2.46%	$5,533,858	$69,909	2.53%
Money market deposits	4,649,219	65,317	2.81	3,526,461	54,666	3.10
Savings deposits	1,398,327	4,512	0.65	1,291,133	4,958	0.77
Certificates and other time deposits	2,242,527	39,498	3.52	1,975,923	35,255	3.57
Total Interest-bearing Deposits	13,260,193	170,347	2.57	12,327,375	164,788	2.67
Borrowings	1,524,974	28,817	3.78	1,256,688	24,181	3.85
Total Interest-bearing Liabilities	14,785,167	199,164	2.69	13,584,063	188,969	2.78
Noninterest-bearing deposits	3,100,719			2,198,939
Other liabilities	267,666			302,281
Total Liabilities	18,153,552			16,085,283
Stockholders' Equity	2,679,131			2,340,440
Total Liabilities and Stockholders' Equity	$20,832,683			$18,425,723
Net Interest Income (FTE)		$323,029			$275,610
Net Interest Spread (FTE) (4)			2.74%			2.67%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.43%			5.45%
Interest Expense / Average Earning Assets			2.07%			2.22%
Net Interest Margin (FTE) (5)			3.36%			3.23%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2026 and 2025. These totals equal $12.8 million and $12.3 million for the six months ended June 30, 2026 and 2025, respectively. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $37.2 million for the three months ended June 30, 2026, representing an increase of $5.9 million, or 18.7 percent, compared to the same period in 2025. The increase was primarily driven by higher customer‑related fees, which increased $4.8 million to $34.3 million for the three months ended June 30, 2026 compared to the same period in 2025. The increase in customer‑related fees was driven primarily by increases in net gains and fees on sales of loans $1.9 million, higher fiduciary and wealth management fees of $0.8 million, increased service charges on deposit accounts of $0.8 million, and higher card payment fees of $0.6 million.

For the six months ended June 30, 2026, noninterest income totaled $43.0 million, representing a decrease of $18.4 million, or 29.9 percent, compared to the same period in 2025. The decrease was driven primarily by a $29.8 million net loss recognized on mortgage loans that had been moved to held-for-sale and marked to fair value in the first quarter, which were sold during the second quarter. This decline was partially offset by higher customer‑related fees, which increased $9.5 million to $66.0 million for the six months ended June 30, 2026 compared to the same period in 2025. Customer-related fee growth was primarily attributable to higher net gains and fees on sales of loans of $3.4 million, higher fiduciary and wealth management fees of $1.9 million, increased service charges on deposit accounts of $1.8 million, and higher card payment fees of $1.3 million.

NONINTEREST EXPENSE

Noninterest expense totaled $115.3 million for the three months ended June 30, 2026, representing an increase of $21.7 million, or 23.2 percent, compared to the same period in 2025. The increase was driven primarily by higher salaries and employee benefits due to the acquisition of First Savings, which increased $11.2 million to $65.8 million for the three months ended June 30, 2026. Other increases include equipment, net occupancy, professional and other outside services, intangible asset amortization, and other real estate owned, which increased $1.7 million, $1.4 million, $1.2 million, $1.2 million and $1.0 million, respectively, during the three months ended June 30, 2026, compared to the same period in 2025. Other expense increased $1.6 million primarily due the write-down of a held-for-sale building and increased travel costs.

For the six months ended June 30, 2026, noninterest expense totaled $240.5 million, representing an increase of $54.0 million, or 29.0 percent, compared to the same period in 2025. The increase was driven primarily by higher salaries and employee benefits, which increased $25.7 million to $135.2 million for the six months ended June 30, 2026. Integration and transaction-related expenses totaling $20.8 million were incurred during the six months ended June 30, 2026, including $10.7 million of contract termination and similar charges, $5.8 million related to salaries and benefits, $3.0 million of acquisition-related professional and advisory services and $1.3 million in miscellaneous costs. Salaries and employee benefits expense, excluding integration and transaction-related expenses, increased by $19.9 million, primarily due to higher salaries and incentive costs during the six months ended June 30, 2026, compared to the same period in 2025. Professional and other outside services, excluding integration and transaction-related expenses, increased $9.6 million during the six months ended June 30, 2026, compared to the same period in 2025. Additionally, equipment, net occupancy and outside data processing fees increased $2.5 million, $2.5 million and $2.2 million, respectively, during the six months ended June 30, 2026, compared to the same period in 2025. Other expense increased $3.1 million primarily due to the write-down of a held-for-sale building, increased travel costs and other miscellaneous expenses.

INCOME TAXES

Income tax expense for the three months ended June 30, 2026 was $3.8 million on pre-tax income of $47.8 million.  For the same period in 2025, income tax expense was $8.3 million on pre-tax income of $65.1 million. The effective income tax rates for the second quarter of 2026 and 2025 were 7.9 percent and 12.7 percent, respectively.

Income tax expense for the six months ended June 30, 2026 was $2.7 million on pre-tax income of $74.8 million.  For the same period in 2025, income tax expense was $16.2 million on pre-tax income of $128.3 million. The effective income tax rates for the six months ended June 30, 2026 and 2025 were 3.6 percent and 12.6 percent, respectively.

The lower effective income tax rates for the three and six months ended June 30, 2026, when compared to the same periods in 2025, were primarily due to a higher proportion of non-taxable income relative to total income before income taxes and lower income before income taxes in 2026. Lower income before income taxes during the three months ended June 30, 2026 was driven by integration and transaction‑related expenses resulting from the First Savings acquisition and the net loss on mortgage loans reclassified to held for sale. Lower income before income taxes during the six months ended June 30, 2026 was driven by the provision for credit losses of $33.0 million.

The detailed reconciliation of federal statutory to actual tax expense is shown in NOTE 12. INCOME TAXES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL

Preferred Stock

As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depository share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depository share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026 and 2025, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depository share) and $93.76 per share, respectively, equal to $0.5 million and $0.9 million, respectively. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program
On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. During the three and six months ended June 30, 2026, the Corporation repurchased 0.3 million and 1.0 million shares of its common stock, respectively, under the program, for total consideration of $13.4 million and $38.3 million, respectively. The average purchase price was $39.79 and $39.21 per share, respectively. During the three and six months ended June 30, 2025, the Corporation repurchased 0.6 million and 0.8 million shares of its common stock, respectively, under the program, for total consideration of $22.1 million and $30.0 million, respectively. The average purchase prices were $37.93 and $38.62 per share, respectively. The stock repurchase program approved in 2025 was discontinued as of June 24, 2026.

On June 24, 2026, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,125,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. No shares had been repurchased under the 2026 stock repurchase program as of June 30, 2026.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022, by publicly traded U.S. corporations, including the Corporation. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. During the three and six months ended June 30, 2026, the Corporation recorded excise tax of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2025, the Corporation recorded excise tax of $0.2 million and $0.3 million, respectively, related to its share repurchases during the period, which is reflected in the Statement of Stockholders' Equity as a component of additional paid-in capital.

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

Under the fully phased-in Basel III capital rules, the Corporation and the Bank maintain the minimum capital and leverage ratios, including a 2.5 percent capital conservation buffer, as illustrated in the tables below. In order to avoid limitations on capital distributions, including dividends, the Corporation must maintain capital levels above these minimum requirements. The Corporation and Bank have elected to opt-out of including accumulated other comprehensive income in regulatory capital. As of June 30, 2026, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

The Corporation's and Bank's actual and required capital ratios as of June 30, 2026 and December 31, 2025 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,310,940	12.98%	$1,869,440	10.50%	N/A	N/A
First Merchants Bank	2,270,446	12.75	1,869,163	10.50	$1,780,156	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$2,011,580	11.30%	$1,513,356	8.50%	N/A	N/A
First Merchants Bank	2,047,527	11.50	1,513,132	8.50	$1,424,124	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,986,580	11.16%	$1,246,293	7.00%	N/A	N/A
First Merchants Bank	2,047,527	11.50	1,246,109	7.00	$1,157,101	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$2,011,580	9.84%	$817,364	4.00%	N/A	N/A
First Merchants Bank	2,047,527	9.96	822,040	4.00	$1,027,550	5.00%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,121,288	13.41%	$1,660,386	10.50%	N/A	N/A
First Merchants Bank	2,074,790	13.11	1,661,540	10.50	$1,582,419	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,875,892	11.86%	$1,344,122	8.50%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,345,056	8.50	$1,265,935	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,850,892	11.70%	$1,106,924	7.00%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,107,693	7.00	$1,028,572	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,875,892	10.24%	$732,768	4.00%	N/A	N/A
First Merchants Bank	1,876,817	10.18	737,699	4.00	$922,124	5.00%

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

A reconciliation of regulatory measures are detailed in the following table as of the dates indicated.

	June 30, 2026		December 31, 2025
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,697,177	$2,734,712	$2,466,667	$2,469,036
Adjust for Accumulated Other Comprehensive Loss (1)	133,593	131,706	130,135	128,247
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(815,322)	(814,874)	(720,688)	(720,241)
Less: Disallowed Deferred Tax Assets	(3,743)	(3,892)	(97)	(100)
Total Tier 1 Capital (Regulatory)	2,011,580	2,047,527	1,875,892	1,876,817
Qualifying Subordinated Debentures	76,409	—	47,559	—
Allowance for Credit Losses Includible in Tier 2 Capital	222,951	222,919	197,837	197,973
Total Risk-Based Capital (Regulatory)	$2,310,940	$2,270,446	$2,121,288	$2,074,790

Net Risk-Weighted Assets (Regulatory)	$17,804,188	$17,801,556	$15,813,198	$15,824,187
Average Assets (Regulatory)	$20,434,106	$20,551,004	$18,319,204	$18,442,484

Total Risk-Based Capital Ratio (Regulatory)	12.98%	12.75%	13.41%	13.11%
Tier 1 Capital to Risk-Weighted Assets (Regulatory)	11.30%	11.50%	11.86%	11.86%
Tier 1 Capital to Average Assets (Regulatory)	9.84%	9.96%	10.24%	10.18%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$2,011,580	$2,047,527	$1,875,892	$1,876,817
Less: Qualified Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$1,986,580	$2,047,527	$1,850,892	$1,876,817

Net Risk-Weighted Assets (Regulatory)	$17,804,188	$17,801,556	$15,813,198	$15,824,187
CET1 Capital Ratio (Regulatory)	11.16%	11.50%	11.70%	11.86%
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.99 percent at June 30, 2026, and 9.38 percent at December 31, 2025.

Non-GAAP financial measures such as tangible common equity to tangible assets, tangible earnings per share, return on average tangible assets and return on average tangible equity are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but retain the effect of accumulated other comprehensive losses in stockholders' equity. Disclosure of these measures also allows analysts and banking regulators to assess our capital adequacy on these same bases.

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at June 30, 2026 and December 31, 2025.

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

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at June 30, 2026 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years.

The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	June 30, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$925,195	$3,231,634	$563,612	$4,720,441
Agricultural land, production and other loans to farmers	96,437	38,238	188,673	323,348
Real estate loans:
Construction	271,507	411,206	191,706	874,419
Commercial real estate, non-owner occupied	556,518	1,592,039	1,123,063	3,271,620
Commercial real estate, owner occupied	204,055	679,150	485,422	1,368,627
Residential	43,302	176,140	2,142,038	2,361,480
Home Equity	21,579	16,700	1,080,383	1,118,662
Individuals' loans for household and other personal expenditures	28,169	91,992	29,717	149,878
Public finance and other commercial loans	75,031	308,305	958,926	1,342,262
Total	$2,221,793	$6,545,404	$6,763,540	$15,530,737

	June 30, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$78,575	$419,042	$150,056	$647,673
Agricultural land, production and other loans to farmers	3,339	22,242	10,190	35,771
Real estate loans:
Construction	598	20,374	151,856	172,828
Commercial real estate, non-owner occupied	160,828	593,115	442,656	1,196,599
Commercial real estate, owner occupied	108,667	287,390	85,743	481,800
Residential	26,658	95,721	912,510	1,034,889
Home Equity	10,101	5,605	14,871	30,577
Individuals' loans for household and other personal expenditures	2,767	61,916	18,596	83,279
Public finance and other commercial loans	4,439	114,241	933,855	1,052,535
Total loans with fixed interest rates	$395,972	$1,619,646	$2,720,333	$4,735,951

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	June 30, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$846,620	$2,812,592	$413,556	$4,072,768
Agricultural land, production and other loans to farmers	93,098	15,996	178,483	287,577
Real estate loans:
Construction	270,909	390,832	39,850	701,591
Commercial real estate, non-owner occupied	395,690	998,924	680,407	2,075,021
Commercial real estate, owner occupied	95,388	391,760	399,679	886,827
Residential	16,644	80,419	1,229,528	1,326,591
Home Equity	11,478	11,095	1,065,512	1,088,085
Individuals' loans for household and other personal expenditures	25,402	30,076	11,121	66,599
Public finance and other commercial loans	70,592	194,064	25,071	289,727
Total loans with variable interest rates	$1,825,821	$4,925,758	$4,043,207	$10,794,786

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

At June 30, 2026, nonaccrual loans totaled $118.2 million, an increase of $46.4 million from December 31, 2025, primarily attributable to the placement of two commercial lending relationships, totaling $41.8 million, on nonaccrual status during the second quarter of 2026. The increase was also driven by increases in the commercial real estate, non-owner occupied, commercial real estate, owner occupied, and residential loan classes of $8.0 million, $4.7 million, and $3.4 million, respectively. The increase was partially offset by a decrease in the construction loan class of $12.7 million.

At June 30, 2026, loans 90-days or more delinquent and still accruing totaled $9.7 million, an increase of $7.7 million from December 31, 2025, as the commercial real estate, non-owner occupied, and commercial and industrial loan classes increased $4.7 million and $3.1 million, respectively.

The Corporation's nonperforming assets plus accruing loans 90-days or more delinquent are presented in the table below.

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Nonperforming Assets:
Nonaccrual loans	$118,203	$71,773
Other real estate owned and repossessions	1,562	658
Nonperforming assets	119,765	72,431
Accruing loans 90+ days delinquent	9,738	2,042
Nonperforming assets and loans 90-days or more delinquent	$129,503	$74,473

The composition of nonperforming assets plus accruing loans 90-days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Nonperforming assets and loans 90-days or more delinquent:
Commercial and industrial loans	$54,516	$10,861
Agricultural land, production and other loans to farmers	192	250
Real estate loans:
Construction	9,914	23,776
Commercial real estate, non-owner occupied	13,602	837
Commercial real estate, owner occupied	8,825	3,705
Residential	34,701	30,786
Home equity	6,671	4,238
Individuals' loans for household and other personal expenditures	18	20
Public finance and other commercial loans	1,064	—
Nonperforming assets and loans 90-days or more delinquent:	$129,503	$74,473

Provision Expense and Allowance for Credit Losses on Loans

The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. Additional details of the Corporation's CECL methodology and allowance calculation are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

The Corporation’s loan balances, excluding loans held for sale, increased $1.7 billion from December 31, 2025, to $15.5 billion at June 30, 2026. The ACL - Loans increased $46.0 million from December 31, 2025, to $241.6 million at June 30, 2026. As a percentage of loans, the ACL - Loans was 1.56 percent and 1.42 percent at June 30, 2026 and December 31, 2025, respectively.

The Corporation’s credit loss experience is presented in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025
Allowance for credit losses - loans:
Beginning balance	$212,520	$192,031	$195,597	$192,757
Loans charged off	(6,237)	(4,251)	(17,416)	(10,433)
Recoveries on loans	2,332	1,936	3,255	3,192
Net charge-offs	(3,905)	(2,315)	(14,161)	(7,241)
Provision for credit losses - loans	33,000	5,600	37,900	9,800
CECL Day 1 PSL ACL - loans	—	—	15,212	—
CECL Day 1 PCD ACL - loans	—	—	7,067	—
Balances, June 30	$241,615	$195,316	$241,615	$195,316
Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.07%	0.19%	0.11%
Ratio of allowance for credit losses - loans to nonaccrual loans	204.4%	290.0%	204.4%	290.0%
Ratio of allowance for credit losses - loans to total loans outstanding	1.56%	1.47%	1.56%	1.47%

Net charge-offs totaling $3.9 million and $14.2 million were recognized for the three and six months ended June 30, 2026, respectively, and provision for credit losses - loans of $33.0 million and $37.9 million, respectively, was recorded for the same periods. Net charge-offs totaling $2.3 million and $7.2 million were recognized for the three and six months ended June 30, 2025, respectively, and provision for credit losses - loans of $5.6 million and $9.8 million, respectively, was recorded.

The distribution of the net charge-offs (recoveries) for the three and six months ended June 30, 2026 and 2025 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025
Net charge-offs (recoveries):
Commercial and industrial loans	$89	$592	$9,575	$4,521
Real estate loans:
Construction	(1)	63	(2)	63
Commercial real estate, non-owner occupied	3,336	(20)	3,398	172
Commercial real estate, owner occupied	206	(4)	263	200
Residential	153	210	525	580
Home equity	(342)	1,125	(214)	1,060
Individuals' loans for household and other personal expenditures	464	349	616	645
Total net charge-offs (recoveries)	$3,905	$2,315	$14,161	$7,241

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

LIQUIDITY

Liquidity management is the process by which the Corporation ensures that adequate liquid funds are available for the holding company and its subsidiaries. These funds are necessary to meet financial commitments on a timely basis. These commitments include withdrawals by depositors, funding credit obligations to borrowers, paying dividends to stockholders, paying operating expenses, funding capital expenditures, and maintaining deposit reserve requirements. Liquidity is monitored and closely managed by the asset/liability committee.

The Corporation’s liquidity is dependent upon the receipt of dividends from the Bank, which is subject to certain regulatory limitations, and access to other funding sources.  Liquidity of the Bank is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources.

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.4 billion at June 30, 2026, a decrease of $22.7 million from December 31, 2025.  Securities classified as held to maturity that are maturing

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less totaled $20.1 million at June 30, 2026. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold, and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered sources of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as funding sources. At June 30, 2026, total borrowings from the FHLB were $1.4 billion and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at June 30, 2026 was $749.3 million and $6.6 billion, respectively.

The following table presents the Corporation's material cash requirements from known contractual and other obligations at June 30, 2026:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$14,614,077	$—	$14,614,077
Certificates and other time deposits	1,931,840	207,464	2,139,304
Securities sold under repurchase agreements	103,340	—	103,340
Federal Home Loan Bank advances	680,103	733,956	1,414,059
Subordinated debentures and other borrowings	985	85,365	86,350
Total	$17,330,345	$1,026,785	$18,357,130

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

Summarized credit-related financial instruments at June 30, 2026 are as follows:

(Dollars in Thousands)	June 30, 2026
Amounts of commitments:
Loan commitments to extend credit	$5,971,657
Standby and commercial letters of credit	93,827
$6,065,484
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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at June 30, 2026, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the estimated impact of immediate, parallel interest rate shocks of +100, +200, -100, and -200 basis points relative to the base case scenario as of June 30, 2026 and December 31, 2025. The change from the base case represents the cumulative change in net interest income over a twelve-month horizon. All balance sheet assumptions used in the rate shock scenarios are consistent with those applied in the base case simulation.

	June 30, 2026	December 31, 2025
Rising 200 basis points from base case	2.6%	4.5%
Rising 100 basis points from base case	1.5%	2.4%
Falling 100 basis points from base case	(1.6)%	(2.8)%
Falling 200 basis points from base case	(3.8)%	(5.6)%

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

PART I: FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES
ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely, providing them with material information relating to the Corporation required to be disclosed in the reports the Corporation files or submits under the Exchange Act. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Corporation’s internal control over financial reporting identified that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

None of the routine legal proceedings, individually or in the aggregate, in which the Corporation or its affiliates are involved are expected to have a material adverse impact on the consolidated financial position, results of operations and cash flows of the Corporation.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (2)(3)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)(3)
April, 2026	152,568	$39.78	151,794	923,496
May, 2026	184,351	$39.80	184,351	739,145
June, 2026	618	$42.81	—	3,125,000
Total	337,537	$39.80	336,145
(1) During the three months ended June 30, 2026, there were 336,145 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amounts in April 2026 and June 2026 include 774 and 618 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. Since commencing the program, the Corporation has repurchased a total of 2,187,855 shares of common stock for a total aggregate investment of $85.2 million. The program was replaced by the stock repurchase program described in note (3) below.

(3) On June 24, 2026, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,125,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased no shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended June 30, 2026, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

4.9
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

First Merchants Corporation
(Registrant)

July 31, 2026	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

July 31, 2026	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)