Form 10-Q
period 2026-09-30
FIRST MERCHANTS CORP
filed 2026-10-30
CIK 712534

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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

As of October 27, 2026, there were 62,676,988 outstanding common shares of the registrant.

TABLE OF CONTENTS

FIRST MERCHANTS CORPORATION

GLOSSARY OF DEFINED TERMS

FIRST MERCHANTS CORPORATION

2036 Notes	6.75% Fixed-to-Floating Rate Subordinated Notes due 2036
ACL - Loans	Allowance for Credit Losses on Loans
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	First Merchants Bank, a wholly-owned subsidiary of the Corporation
CECL
Current Expected Credit Losses (FASB Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, adopted by the Corporation on January 1, 2021.)

CET1	Common Equity Tier 1
CME Term SOFR	A forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited
CODM	Chief operating decision maker
Corporation	First Merchants Corporation
CRA	Community Reinvestment Act
Credit Agreement	Credit agreement entered into on September 30, 2024 with U.S. Bank, N.A.
Credit Facility	Revolving line of credit related to Credit Agreement entered into on September 30, 2024
ESPP	Employee Stock Purchase Plan
Exchange Ratio	0.85 share of the Corporation's stock pursuant to the Merger Agreement
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
First Savings	First Savings Financial Group, Inc.
FMC Trust II	First Merchants Capital Trust II
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act of 2022
Level One	Level One Bancorp, Inc., which was acquired by the Corporation on April 1, 2022
Merger	The merger of First Savings with and into the Corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger entered into on September 24, 2025 with First Savings
PCD	Purchased credit-deteriorated loans
PSL	Purchased seasoned loans
RSAs	Restricted Stock Awards
SBA	Small Business Administration

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$86,594	$84,158
Interest-bearing deposits	262,503	196,300
Investment securities available for sale	1,251,540	1,407,102
Investment securities held to maturity, net of allowance for credit losses of $245 and $245 (fair value of $1,495,477 and $1,718,287)	1,872,951	1,971,539
Loans held for sale	87,300	20,079
Loans	15,600,974	13,791,707
Less: Allowance for credit losses - loans	(215,526)	(195,597)
Net loans	15,385,448	13,596,110
Premises and equipment	145,030	121,058
Federal Home Loan Bank stock	70,794	47,245
Interest receivable	99,280	93,374
Goodwill	788,186	712,002
Other intangibles	36,320	13,800
Cash surrender value of life insurance	374,974	308,438
Other real estate owned	1,605	658
Tax asset, deferred and receivable	136,258	78,664
Other assets	457,939	374,574
TOTAL ASSETS	$21,056,722	$19,025,101
LIABILITIES
Deposits:
Noninterest-bearing	$3,752,990	$2,137,262
Interest-bearing	13,175,942	13,157,593
Total Deposits	16,928,932	15,294,855
Borrowings:
Federal funds purchased	—	40,000
Securities sold under repurchase agreements	99,638	103,755
Federal Home Loan Bank advances	903,941	798,549
Subordinated notes, debentures and other borrowings	184,505	57,630
Total Borrowings	1,188,084	999,934
Interest payable	17,095	18,235
Other liabilities	286,230	245,410
Total Liabilities	18,420,341	16,558,434
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Cumulative Preferred Stock, $1,000 par value, $1,000 liquidation value:
Authorized - 600 cumulative shares
Issued and outstanding - 125 cumulative shares	125	125
Preferred Stock, Series A, no par value, $2,500 liquidation preference:
Authorized - 10,000 non-cumulative perpetual shares
Issued and outstanding - 10,000 non-cumulative perpetual shares	25,000	25,000
Common Stock, $0.125 stated value:
Authorized - 100,000,000 shares
Issued and outstanding - 62,210,134 and 56,951,939 shares	7,754	7,119
Additional paid-in capital	1,347,943	1,150,816
Retained earnings	1,483,496	1,413,742
Accumulated other comprehensive loss	(227,937)	(130,135)
Total Stockholders' Equity	2,636,381	2,466,667
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,056,722	$19,025,101

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans:
Taxable	$230,072	$200,406	$670,230	$583,307
Tax exempt	11,379	11,173	34,791	32,510
Investment securities:
Taxable	7,331	8,288	22,233	24,926
Tax exempt	12,279	12,460	37,334	37,493
Deposits with financial institutions	1,308	1,676	3,699	5,940
Federal Home Loan Bank stock	1,578	1,092	5,068	3,172
Total Interest Income	263,947	235,095	773,355	687,348
INTEREST EXPENSE
Deposits	91,313	90,821	261,660	255,609
Federal funds purchased	225	224	1,532	2,001
Securities sold under repurchase agreements	378	654	1,129	2,059
Federal Home Loan Bank advances	9,537	8,638	33,775	27,716
Subordinated notes, debentures and other borrowings	1,426	1,093	3,947	3,014
Total Interest Expense	102,879	101,430	302,043	290,399
NET INTEREST INCOME	161,068	133,665	471,312	396,949
Provision for credit losses	3,300	4,300	41,200	14,100
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	157,768	129,365	430,112	382,849
NONINTEREST INCOME
Service charges on deposit accounts	9,775	8,921	28,184	25,559
Fiduciary and wealth management fees	9,786	8,842	29,192	26,317
Card payment fees	5,606	5,007	16,386	14,465
Net gains and fees on sales of loans	7,428	4,983	21,681	15,854
Derivative hedge fees	1,082	1,097	2,763	2,332
Other customer fees	584	414	2,057	1,230
Earnings on bank-owned life insurance	2,353	1,667	8,124	5,759
Net realized losses on sales of available for sale securities	—	—	—	(8)
Net loss on mortgage loans reclassified to held for sale	—	—	(29,755)	—
Other income	1,391	1,546	2,358	2,320
Total Noninterest Income	38,005	32,477	80,990	93,828
NONINTEREST EXPENSE
Salaries and employee benefits	66,339	57,317	201,556	166,826
Net occupancy	8,807	7,057	25,335	21,118
Equipment	8,061	6,998	24,482	20,933
Marketing	3,630	2,120	7,601	5,470
Outside data processing fees	7,883	6,943	23,118	19,979
Printing and office supplies	481	311	1,349	930
Intangible asset amortization	2,652	1,499	7,660	4,530
FDIC assessments	4,381	3,526	12,664	10,726
Other real estate owned and foreclosure expenses	1,594	121	3,746	750
Professional and other outside services	4,665	3,718	24,237	10,720
Other expenses	7,761	6,951	24,998	21,079
Total Noninterest Expense	116,254	96,561	356,746	283,061
Income Before Income Taxes	79,519	65,281	154,356	193,616
Income tax expense	11,204	8,516	13,905	24,680
NET INCOME	68,315	56,765	140,451	168,936
Preferred stock dividends	468	468	1,406	1,406
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$67,847	$56,297	$139,045	$167,530
Per Share Data:
Basic Net Income Available to Common Stockholders	$1.09	$0.98	$2.25	$2.91
Diluted Net Income Available to Common Stockholders	$1.09	$0.98	$2.24	$2.90
Cash Dividends Paid	$0.37	$0.36	$1.10	$1.07
Average Diluted Common Shares Outstanding (in thousands)	62,411	57,448	62,003	57,817

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$68,315	$56,765	$140,451	$168,936
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gain (loss) arising during the period	(119,423)	43,178	(123,800)	41,538
Reclassification adjustment for losses included in net income	—	—	—	8
Tax effect	25,079	(9,067)	25,998	(8,725)
Total other comprehensive income (loss), net of tax	(94,344)	34,111	(97,802)	32,821
Comprehensive income (loss)	$(26,029)	$90,876	$42,649	$201,757

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended September 30, 2026
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2026	125	$125	10,000	$25,000	62,205,528	$7,776	$1,358,975	$1,438,894	$(133,593)	$2,697,177
Comprehensive loss:
Net income	—	—	—	—	—	—	—	68,315	—	68,315
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(94,344)	(94,344)
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(468)	—	(468)
Cash dividends on common stock ($0.37 per share)	—	—	—	—	—	—	—	(23,245)	—	(23,245)
Repurchases of common stock	—	—	—	—	(287,431)	(36)	(11,973)	—	—	(12,009)
Excise tax on stock repurchases	—	—	—	—	—	—	(76)	—	—	(76)
Share-based compensation	—	—	—	—	312,484	17	1,947	—	—	1,964
Stock issued under employee benefit plans	—	—	—	—	5,528	1	198	—	—	199
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,485	1	612	—	—	613
Shares withheld on equity award settlements	—	—	—	—	(40,460)	(5)	(1,740)	—	—	(1,745)
Balances, September 30, 2026	125	$125	10,000	$25,000	62,210,134	$7,754	$1,347,943	$1,483,496	$(227,937)	$2,636,381

	Three Months Ended September 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, June 30, 2025	125	$125	10,000	$25,000	57,272,433	$7,159	$1,163,170	$1,342,473	$(189,975)	$2,347,952
Comprehensive income:
Net income	—	—	—	—	—	—	—	56,765	—	56,765
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	34,111	34,111
Cash dividends on preferred stock ($46.88 per share)	—	—	—	—	—	—	—	(468)	—	(468)
Cash dividends on common stock ($0.36 per share)	—	—	—	—	—	—	—	(20,804)	—	(20,804)
Repurchases of common stock	—	—	—	—	(162,474)	(20)	(6,456)	—	—	(6,476)
Excise tax on stock repurchases	—	—	—	—	—	—	(32)	—	—	(32)
Share-based compensation	—	—	—	—	91,857	10	1,744	—	—	1,754
Stock issued under employee benefit plans	—	—	—	—	4,802	1	162	—	—	163
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	14,881	2	595	—	—	597
Stock options exercised	—	—	—	—	4,762	1	92	—	—	93
Shares withheld on equity award settlements	—	—	—	—	(33,764)	(4)	(1,249)	—	—	(1,253)
Balances, September 30, 2025	125	$125	10,000	$25,000	57,192,497	$7,149	$1,158,026	$1,377,966	$(155,864)	$2,412,402

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2026
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2025	125	$125	10,000	$25,000	56,951,939	$7,119	$1,150,816	$1,413,742	$(130,135)	$2,466,667
Comprehensive income:
Net income	—	—	—	—	—	—	—	140,451	—	140,451
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(97,802)	(97,802)
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.10 per share)	—	—	—	—	—	—	—	(69,291)	—	(69,291)
Issuance of stock related to acquisition	—	—	—	—	6,117,038	765	242,449	—	—	243,214
Repurchases of common stock	—	—	—	—	(1,264,062)	(158)	(50,140)	—	—	(50,298)
Excise tax on stock repurchases	—	—	—	—	—	—	(423)	—	—	(423)
Share-based compensation	—	—	—	—	396,002	27	5,471	—	—	5,498
Stock issued under employee benefit plans	—	—	—	—	15,572	2	536	—	—	538
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	44,499	6	1,779	—	—	1,785
Stock options exercised	—	—	—	—	19,524	1	464	—	—	465
Shares withheld on equity award settlements	—	—	—	—	(70,378)	(8)	(3,009)	—	—	(3,017)
Balances, September 30, 2026	125	$125	10,000	$25,000	62,210,134	$7,754	$1,347,943	$1,483,496	$(227,937)	$2,636,381

	Nine Months Ended September 30, 2025
	Cumulative Preferred Stock		Non-Cumulative Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balances, December 31, 2024	125	$125	10,000	$25,000	57,974,535	$7,247	$1,188,768	$1,272,528	$(188,685)	$2,304,983
Comprehensive income:
Net income	—	—	—	—	—	—	—	168,936	—	168,936
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	32,821	32,821
Cash dividends on preferred stock ($140.64 per share)	—	—	—	—	—	—	—	(1,406)	—	(1,406)
Cash dividends on common stock ($1.07 per share)	—	—	—	—	—	—	—	(62,092)	—	(62,092)
Repurchases of common stock	—	—	—	—	(939,271)	(117)	(36,359)	—	—	(36,476)
Excise tax on stock repurchases	—	—	—	—	—	—	(325)	—	—	(325)
Share-based compensation	—	—	—	—	122,365	14	4,902	—	—	4,916
Stock issued under employee benefit plans	—	—	—	—	14,117	2	478	—	—	480
Stock issued under dividend reinvestment and stock purchase plan	—	—	—	—	44,748	6	1,731	—	—	1,737
Stock options exercised	—	—	—	—	16,705	2	328	—	—	330
Shares withheld on equity award settlements	—	—	—	—	(40,702)	(5)	(1,497)	—	—	(1,502)
Balances, September 30, 2025	125	$125	10,000	$25,000	57,192,497	$7,149	$1,158,026	$1,377,966	$(155,864)	$2,412,402

See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$140,451	$168,936
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41,200	14,100
Depreciation and amortization	27,939	23,718
Change in deferred taxes	3,148	(2,095)
Share-based compensation	5,498	4,916
Loans originated for sale	(559,684)	(358,898)
Proceeds from sales of loans held for sale	570,963	366,363
Net gains on sales of loans held for sale	(15,963)	(11,992)
Net loss on mortgage loans reclassified to held for sale	29,755	—
Net losses on sales of securities available for sale	—	8
Increase in cash surrender value of life insurance	(6,545)	(4,667)
Gains on life insurance benefits	(1,579)	(1,092)
Change in income tax receivable	(15,250)	(4,806)
Change in interest receivable	5,096	2,727
Change in interest payable	(7,070)	2,138
Other adjustments	7,069	3,578
Net cash provided by operating activities	225,028	202,934
Cash Flows from Investing Activities:
Net change in interest-bearing deposits	(42,059)	130,185
Purchase of securities available for sale	(15,718)	(10,609)
Proceeds from sales of securities available for sale	251,341	—
Proceeds from maturities and redemptions of:
Securities available for sale	43,739	47,991
Securities held to maturity	96,164	76,183
Purchases of Federal Home Loan Bank stock	—	(5,644)
Redemptions of Federal Home Loan Bank stock	81	70
Redemptions of Federal Reserve Bank stock	1,863	—
Payment of capital calls to qualified affordable housing investments	(39,455)	(34,969)
Net change in loans	(316,713)	(681,224)
Proceeds from mortgage portfolio loan sale	271,069	—
Net cash and cash equivalents received in acquisition	29,922	—
Proceeds from the sale of other real estate owned	2,704	6,072
Proceeds from life insurance benefits	5,214	4,082
Other adjustments	(13,193)	(5,203)
Net cash provided (used) by investing activities	274,959	(473,066)
Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	175,577	307,586
Certificates of deposit and other time deposits	(231,630)	40,767
Proceeds from borrowings	1,414,095	854,091
Repayment of borrowings	(1,835,517)	(834,422)
Proceeds from issuance of subordinated notes, net of issuance costs	98,131	—
Cash dividends on preferred stock	(1,406)	(1,406)
Cash dividends on common stock	(69,291)	(62,092)
Stock issued under employee benefit plans	538	480
Stock issued under dividend reinvestment and stock purchase plans	1,785	1,737
Stock options exercised	465	330
Repurchase of common stock	(50,298)	(36,476)
Net cash provided (used) by financing activities	(497,551)	270,595
Net Change in Cash and Cash Equivalents	2,436	463
Cash and Cash Equivalents, January 1	84,158	87,616
Cash and Cash Equivalents, September 30	$86,594	$88,079
Additional cash flow information:
Interest paid	$303,183	$288,261
Income tax paid	5,401	18,397
Loans transferred to other real estate owned	3,595	2,202
Non-cash investing activities using trade date accounting	—	70,182
ROU assets obtained in exchange for new operating lease liabilities	12,671	692
Qualified affordable housing investments obtained in exchange for funding commitments	29,000	20,000
Reclassification of loans to held for sale	356,956	—
Reclassification of loans from held for sale to loans	47,139	—

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands)

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
See NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 1

GENERAL

Financial Statement Preparation

The Consolidated Condensed Balance Sheet of the Corporation as of December 31, 2025, has been derived from the audited consolidated balance sheet of the Corporation as of that date. Certain information and note disclosures normally included in the Corporation’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

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

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications included the separate presentation of the change in income tax receivable in the Consolidated Condensed Statements of Cash Flows. The reclassifications had no effect on previously reported net income, income tax expense, net cash provided by operating activities, total cash flows or stockholders’ equity.

Recent Accounting Changes Adopted in 2026

FASB Accounting Standards Update No. 2025-08 - Financial Instruments—Credit Losses (Topic 326): Purchased Loans
Summary - Effective January 1, 2026, the Corporation early adopted Accounting Standards Update ("ASU") No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the use of the gross-up method to certain purchased seasoned loans. Upon adoption, the Corporation recognized acquisition-date expected credit losses of $22.3 million, consisting of $15.2 million related to purchased seasoned loans and $7.1 million related to purchased credit-deteriorated loans, through the allowance for credit losses with a corresponding increase to the acquired loans’ amortized cost basis. The guidance was applied prospectively and did not result in a cumulative-effect adjustment to retained earnings. See NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements for additional information.

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
Summary - The FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses in the fourth quarter of 2024. This ASU requires public business entities to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods.

The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Corporation has not yet selected a transition method. The Corporation is assessing the impact of this new standard on its disclosures and expects to provide additional detail and disclosures under this new guidance.

FASB Accounting Standards Update No. 2025-06 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
Summary - The FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software in the third quarter of 2025. The amendments in this Update replace the project-stage model with capitalization criteria based on management's authorization and commitment to fund the project and the probability that the software will be completed and used as intended. The amendments also require Subtopic 360-10 disclosures for capitalized internal-use software and incorporate website development cost guidance into Subtopic 350-40.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those years. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied prospectively, using a modified transition approach, or retrospectively. The Corporation has not yet determined its transition method and is evaluating the impact of the ASU on its internal-use software capitalization policies, project approval controls, and related disclosures, including the accounting for software developed through continuous or incremental development processes. The Corporation has not yet determined the impact of adoption on its consolidated financial statements.

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

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those fiscal years. Early adoption is permitted. The amendments are applied prospectively, with an election to apply them to existing hedging relationships as of the adoption date. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a material impact on the Corporation’s consolidated financial statements or disclosures.

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

The amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those fiscal years. Early adoption is permitted for any interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The amendments may be applied using a modified prospective, modified retrospective, or retrospective approach. The Corporation is assessing the terms of this guidance, but adoption of the standard is not expected to have a material impact on the Corporation’s consolidated financial statements or disclosures.

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

First Savings was headquartered in Jeffersonville, Indiana and had 16 banking centers serving the southern Indiana market. The acquisition expanded the Corporation’s presence in southern Indiana and added markets with demographic characteristics consistent with the Corporation’s existing Midwest markets. As of the Effective Time, each share of outstanding First Savings common stock was converted into the right to receive 0.85 of a share (the "Exchange Ratio") of First Merchants common stock, in a tax-free exchange, plus cash-in-lieu of any fractional share created by the Exchange Ratio.

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

Fair Value
Cash and due from banks	$29,929
Interest-bearing deposits	24,144
Investment securities	251,341
Loans held for sale	62,537
Loans	1,840,524
Allowance for credit losses - loans	(22,280)
Premises and equipment	23,465
Federal Home Loan Bank stock	23,630
Other real estate owned	856
Interest receivable	11,002
Cash surrender value of life insurance	63,626
Tax asset, deferred and receivable	22,862
Other assets	26,488
Deposits	(1,690,130)
Federal Home Loan Bank advances	(482,729)
Subordinated notes	(28,712)
Interest payable	(5,930)
Other liabilities	(13,766)
Net tangible assets acquired	136,857
Other intangibles	30,180
Goodwill	76,184
Purchase price	$243,221

The following is a description of the methods used to determine the fair values of the most significant assets acquired and liabilities assumed.

Investment securities: The acquisition-date fair values of the First Savings investment securities were primarily based on actual transaction prices from the subsequent sale of the acquired securities, which occurred shortly after legal close. Securities not included in the sale were separately identified and valued using available market information.

Loans and allowance for credit losses - loans: The Corporation early adopted ASU 2025‑08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, for the First Savings acquisition. Under this guidance, acquired loans were initially recognized using the acquisition‑date gross‑up method. At the acquisition date, the Corporation established an acquisition-date allowance for credit losses of $22.3 million, consisting of $15.2 million related to purchased seasoned loans and $7.1 million related to loans that had experienced more-than-insignificant deterioration in credit quality since origination. The acquisition-date allowance was added to the initial amortized cost basis of the acquired loans rather than recognized as a credit-related fair value discount.

The Corporation also recorded a non-credit fair value discount of $53.1 million on acquired loans. The acquisition-date fair values were determined using a discounted cash flow methodology. Loans with similar characteristics were pooled, and projected contractual cash flows, adjusted for estimated prepayments, were discounted using current market rates for comparable loans, including applicable liquidity and marketability adjustments. The resulting non-credit fair value discount primarily reflected differences between the contractual interest rates on the acquired loans and current market rates for comparable loans as of the acquisition date. The non-credit fair value discount is being accreted into interest income over the estimated lives of the related loans.

For acquired loans that exhibited more‑than‑insignificant deterioration in credit quality since origination, the Corporation identified acquisition‑date expected credit losses, representing the present value of expected credit-related losses over the life of the loans, which were recognized as an allowance for credit losses at acquisition with a corresponding increase to the loans’ amortized cost basis. Subsequent changes in expected credit losses on acquired loans are recognized through the provision for credit losses in accordance with ASC 326. Additional information regarding the acquired loan portfolio and allowance for credit losses is provided in NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES.

Deposits: The fair value of transaction and savings accounts were equal to their carrying values. The fair value of time deposits and brokered certificates of deposit were calculated using a discounted cash flow analysis that calculated the present value of the projected cash flows from the portfolio. The portfolio of time deposits and brokered certificates of deposit were valued at a pre-tax discount of $0.9 million. The discount is being amortized as an increase in interest expense over the remaining life of the time deposits and brokered certificates of deposit.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

FHLB advances: The estimated fair values were based on discounted cash flows using current market rates for FHLB advances with similar remaining maturities and contractual terms. The portfolio of FHLB advances were valued at a pre-tax premium of $0.7 million. The premium is being amortized as a decrease in interest expense over the remaining life of the FHLB advances.

Other intangibles: Of the total purchase price, $30.2 million was allocated to identifiable intangible assets. Approximately $29.4 million was allocated to a core deposit intangible, which is being amortized over an estimated useful life of 10 years, and approximately $0.8 million was allocated to a non-compete intangible, which is being amortized over an estimated useful life of one year. The remaining purchase price was allocated to goodwill, which is not deductible for tax purposes. The core deposit intangible valuation employed a discounted cash flow analysis to determine the market value of the acquired core deposits that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits.

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

Integration and Transaction‑Related Expenses

During the three and nine months ended September 30, 2026, the Corporation recorded $0.9 million and $21.7 million, respectively, of integration and transaction‑related expenses. During the three months ended September 30, 2026, these expenses comprised $0.6 million of contract termination and similar charges, $0.2 million of other integration-related expenditures, and $0.1 million of salaries and benefits. During the nine months ended September 30, 2026, these costs consisted primarily of $11.2 million of contract termination and similar charges, $5.9 million of salaries and benefits, and $3.0 million of acquisition-related professional and advisory services. Acquisition‑related professional and advisory services primarily related to investment banking, legal, and valuation services incurred to effect the acquisition. Contract termination and similar charges primarily related to the early termination of vendor and service agreements and core systems and software arrangements as part of post‑acquisition integration activities. Salaries and benefits primarily related to employee retention and severance arrangements associated with post‑acquisition integration activities.

Results of First Savings Since Acquisition

The Corporation's results of operations for the three and nine months ended September 30, 2026 include the operating results of the acquired assets and assumed liabilities of First Savings subsequent to the acquisition on February 1, 2026. Due to the integration of certain processes and the conversion of operational systems during the second quarter of 2026, the Corporation determined that separately identifying the revenue and earnings attributable solely to legacy First Savings subsequent to the acquisition date is impracticable.

Pro Forma Financial Information

The results of operations of First Savings have been included in the Corporation's consolidated financial statements since the acquisition date. The following schedule presents unaudited pro forma results for the nine months ended September 30, 2026 and the year ended December 31, 2025, as if the First Savings acquisition had occurred at the beginning of the periods presented.

The unaudited pro forma financial information includes adjustments for interest income on loans, interest expense on deposits and borrowings, premises expense related to the acquired real estate, amortization of intangible assets arising from the transaction and the related income tax effects.

The pro forma financial information for the nine months ended September 30, 2026 excludes certain non‑recurring charges recognized by First Savings during January 2026, prior to the February 1, 2026 acquisition date. These charges primarily relate to the write‑off of assets and the settlement or extinguishment of liabilities determined to have no continuing economic benefit to the combined company, as well as other transaction‑related items, including change‑in‑control payments, severance costs, legal and investment banking fees, and accelerated equity compensation expense associated with restricted stock awards and stock options.

In addition, the pro forma financial information excludes $21.7 million of non‑recurring integration‑related costs incurred by the Corporation during the nine months ended September 30, 2026 in connection with the acquisition. These costs primarily consist of employee retention bonuses and severance arrangements associated with post‑acquisition integration activities, contract termination charges, core system conversion expenses and transaction advisory services.

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nine Months Ended
September 30, 2026
Total revenue (net interest income plus noninterest income)	$560,017
Net income	$158,346
Net income available to common stockholders	$156,940
Earnings per common share:
Basic	$2.51
Diluted	$2.50

Year Ended
December 31, 2025
Total revenue (net interest income plus noninterest income)	$757,511
Net income	$253,686
Net income available to common stockholders	$251,811
Earnings per common share:
Basic	$3.96
Diluted	$3.94

NOTE 3

INVESTMENT SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses and approximate fair value of investment securities available for sale as of September 30, 2026 and December 31, 2025.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2026
U.S. Government-sponsored agency securities	$81,543	$—	$(14,347)	$67,196
State and municipal	982,812	—	(192,870)	789,942
U.S. Government-sponsored mortgage-backed securities	469,402	7	(83,370)	386,039
Foreign investment	1,500	—	(9)	1,491
Corporate obligations	7,017	11	(156)	6,872
Total available for sale	$1,542,274	$18	$(290,752)	$1,251,540

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$87,936	$—	$(11,837)	$76,099
State and municipal	993,911	225	(91,842)	902,294
U.S. Government-sponsored mortgage-backed securities	482,702	1,600	(64,792)	419,510
Foreign investment	1,500	—	—	1,500
Corporate obligations	7,974	1	(276)	7,699
Total available for sale	$1,574,023	$1,826	$(168,747)	$1,407,102

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value and allowance for credit losses on investment securities held to maturity as of September 30, 2026 and December 31, 2025.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2026
U.S. Government-sponsored agency securities	$308,998	$—	$308,998	$—	$(52,277)	$256,721
State and municipal	1,043,391	(245)	1,043,146	2	(237,783)	805,610
U.S. Government-sponsored mortgage-backed securities	520,807	—	520,807	—	(87,661)	433,146
Total held to maturity	$1,873,196	$(245)	$1,872,951	$2	$(377,721)	$1,495,477

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2025
U.S. Government-sponsored agency securities	$324,643	$—	$324,643	$—	$(46,693)	$277,950
State and municipal	1,069,653	(245)	1,069,408	868	(137,706)	932,815
U.S. Government-sponsored mortgage-backed securities	577,488	—	577,488	—	(69,966)	507,522
Total held to maturity	$1,971,784	$(245)	$1,971,539	$868	$(254,365)	$1,718,287

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Accrued interest on investment securities available for sale and held to maturity at September 30, 2026 and December 31, 2025 of $18.6 million and $21.9 million, respectively, is included in the "Interest receivable" line on the Corporation's Consolidated Condensed Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available for sale and held to maturity securities presented above.

In determining the allowance for credit losses on investment securities available for sale that are in an unrealized loss position, the Corporation evaluates available-for-sale debt securities in an unrealized loss position to determine whether credit loss allowance is required. In making this assessment, the Corporation considers the severity of the decline in fair value, changes in credit ratings, and other security-specific factors. Unrealized losses are recognized in other comprehensive income (loss). At September 30, 2026, management concluded that unrealized losses on available-for-sale securities were primarily attributable to changes in market interest rates and, therefore, no allowance for credit losses was recorded.

Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses. The Corporation has made the accounting policy election to exclude accrued interest receivable on investment securities available for sale from the estimate of credit losses.

The allowance for credit losses on investment securities held to maturity is a contra asset-valuation account. The Corporation estimates expected credit losses on investment securities held to maturity by major security type using historical loss information, current conditions, and reasonable and supportable forecasts. The Corporation elected to exclude accrued interest receivable on investment securities held to maturity from the estimate of credit losses.

No allowance for credit losses has been recorded for U.S. Government-sponsored agency and mortgage-backed securities due to the expectation of full collection of contractual cash flows.

With regard to securities issued by states and municipalities and other investment securities held to maturity, management considers credit ratings, issuer financial condition, and payment performance when evaluating expected credit losses. Furthermore, as of September 30, 2026, there were no past due principal and interest payments associated with these securities.

The balance of the allowance for credit losses on investment securities held to maturity remained unchanged at $245,000 as of September 30, 2026 and December 31, 2025 based on applying the long-term historical credit rate, as published by Moody's, for similarly rated securities.

On a quarterly basis, the Corporation monitors the credit quality of investment securities held to maturity through the use of issuer financial information and credit ratings. The following tables summarize the amortized cost of investment securities held to maturity at September 30, 2026 and December 31, 2025, aggregated by credit quality indicator.

	September 30, 2026
	U.S. Government-sponsored agency securities (1)	State and municipal	U.S. Government-sponsored mortgage-backed securities (1)	Total
Credit Rating:
Aaa	$308,998	$73,549	$520,807	$903,354
Aa1	—	216,863	—	216,863
Aa2	—	148,671	—	148,671
Aa3	—	187,732	—	187,732
A1	—	59,622	—	59,622
A2	—	10,192	—	10,192
A3	—	10,156	—	10,156
Non-rated	—	336,606	—	336,606
Total	$308,998	$1,043,391	$520,807	$1,873,196
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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following tables summarize, as of September 30, 2026 and December 31, 2025, investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at September 30, 2026
U.S. Government-sponsored agency securities	$30	$(1)	$67,166	$(14,346)	$67,196	$(14,347)
State and municipal	96,818	(10,760)	693,124	(182,110)	789,942	(192,870)
U.S. Government-sponsored mortgage-backed securities	107,153	(4,070)	276,098	(79,300)	383,251	(83,370)
Foreign investment	1,491	(9)	—	—	1,491	(9)
Corporate obligations	982	(17)	5,319	(139)	6,301	(156)
Total investment securities available for sale	$206,474	$(14,857)	$1,041,707	$(275,895)	$1,248,181	$(290,752)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$—	$—	$76,099	$(11,837)	$76,099	$(11,837)
State and municipal	5,468	(11)	861,410	(91,830)	866,878	(91,841)
U.S. Government-sponsored mortgage-backed securities	4,885	(10)	313,353	(64,783)	318,238	(64,793)
Corporate obligations	—	—	6,676	(276)	6,676	(276)
Total investment securities available for sale	$10,353	$(21)	$1,257,538	$(168,726)	$1,267,891	$(168,747)

The following tables summarize investment securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security type and the number of securities in the portfolio as of the dates indicated.

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at September 30, 2026
U.S. Government-sponsored agency securities	$(14,347)	13
State and municipal	(192,870)	617
U.S. Government-sponsored mortgage-backed securities	(83,370)	135
Foreign investment	(9)	1
Corporate obligations	(156)	4
Total investment securities available for sale	$(290,752)	770

	Gross Unrealized Losses	Number of Securities
Investment securities available for sale at December 31, 2025
U.S. Government-sponsored agency securities	$(11,837)	12
State and municipal	(91,841)	587
U.S. Government-sponsored mortgage-backed securities	(64,793)	89
Corporate obligations	(276)	5
Total investment securities available for sale	$(168,747)	693

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

	September 30, 2026	December 31, 2025
Investment securities available for sale reported at less than historical cost:
Historical cost	$1,538,933	$1,436,638
Fair value	1,248,181	1,267,891
Gross unrealized losses	$(290,752)	$(168,747)
Percentage of the Corporation's investment securities available for sale in an unrealized loss position	99.7%	90.1%

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2026 and December 31, 2025, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at September 30, 2026
Due in one year or less	$748	$741	$35,613	$34,981
Due after one through five years	23,922	22,675	120,348	112,583
Due after five through ten years	329,137	277,575	265,174	216,934
Due after ten years	719,065	564,510	931,254	697,833
	1,072,872	865,501	1,352,389	1,062,331
U.S. Government-sponsored mortgage-backed securities	469,402	386,039	520,807	433,146
Total investment securities	$1,542,274	$1,251,540	$1,873,196	$1,495,477

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity Distribution at December 31, 2025
Due in one year or less	$—	$—	$7,014	$7,024
Due after one through five years	16,877	16,577	118,912	115,973
Due after five through ten years	241,803	227,493	228,224	210,125
Due after ten years	832,641	743,522	1,040,146	877,643
	1,091,321	987,592	1,394,296	1,210,765
U.S. Government-sponsored mortgage-backed securities	482,702	419,510	577,488	507,522
Total investment securities	$1,574,023	$1,407,102	$1,971,784	$1,718,287

Securities with a carrying value of approximately $3.1 billion and $3.3 billion were pledged at September 30, 2026 and December 31, 2025, respectively, primarily to secure borrowing capacity at the Federal Reserve Discount Window, as well as certain deposits, securities sold under agreements to repurchase, and for other purposes as permitted or required by law.

The book value of securities pledged and available under agreements to repurchase amounted to $122.5 million at September 30, 2026 and $119.8 million at December 31, 2025.

There were no sales of investment securities available for sale during the three and nine months ended September 30, 2026 and during the three months ended September 30, 2025. Gross gains and losses on the sales of investment securities available for sale for the nine months ended September 30, 2025 is shown below.

Nine Months Ended September 30,
2025
Sales of investment securities available for sale:
Gross gains	$—
Gross losses	(8)
Net losses on sales of investment securities available for sale	$(8)

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

The following table illustrates the composition of the Corporation’s loan portfolio by loan class as of the dates indicated.

	September 30, 2026	December 31, 2025
Commercial and industrial loans	$4,578,572	$4,478,282
Agricultural land, production and other loans to farmers	339,723	283,125
Real estate loans:
Construction	959,483	804,775
Commercial real estate, non-owner occupied	3,208,902	2,338,666
Commercial real estate, owner occupied	1,440,264	1,237,100
Residential	2,419,376	2,420,310
Home equity	1,139,040	710,980
Individuals' loans for household and other personal expenditures	157,939	155,436
Public finance and other commercial loans	1,357,675	1,363,033
Loans	$15,600,974	$13,791,707

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

The Corporation utilizes a risk grading of pass, special mention, substandard, doubtful and loss to assess the overall credit quality of large commercial loans. All large commercial credit grades are reviewed at a minimum of once a year for pass grade loans. Loans with grades below pass are reviewed more frequently depending on the grade. A description of the general characteristics of these grades is as follows:

•Pass – Loans that are considered to be of acceptable credit quality.

•Special Mention – Loans which possess some credit deficiency or potential weakness, which deserves close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation's credit position at some future date. Special mention assets are not adversely classified and do not expose the Corporation to sufficient risk to warrant adverse classification.

•Substandard – Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•Doubtful – Loans that have all of the weaknesses of those classified as Substandard. However, based on existing facts, conditions and values, these weaknesses make full collection of principal highly questionable and improbable.

•Loss – Loans that are considered uncollectible and of such little value that continuing to carry them as an asset is not warranted. Loans will be classified as Loss when it is neither practical nor desirable to defer charging-off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The following tables summarize the risk grading of the Corporation’s loan portfolio and gross charge-offs by loan class and by year of origination for the periods indicated. Consumer loans are not risk graded. For the purposes of this disclosure, consumer loans are classified in the following manner: loans that are less than 30 days past due are Pass, loans 30-89 days past due are Special Mention and loans greater than 89 days past due or nonperforming are Substandard.  The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	September 30, 2026
	Term Loans (amortized cost basis by origination year)
	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
Commercial and industrial loans
Pass	$639,136	$1,023,933	$495,343	$147,204	$124,450	$177,735	$1,651,199	$505	$4,259,505
Special Mention	1,571	15,134	40,885	14,922	6,017	6,309	67,625	—	152,463
Substandard	5,269	4,665	20,387	5,021	5,292	14,667	80,906	—	136,207
Doubtful	—	—	1,169	8,702	434	14,708	5,362	22	30,397
Total Commercial and industrial loans	645,976	1,043,732	557,784	175,849	136,193	213,419	1,805,092	527	4,578,572
Current period gross charge-offs	10	3,341	975	19,459	1,820	15,340	—	—	40,945
Agricultural land, production and other loans to farmers
Pass	52,762	61,469	19,627	19,936	25,131	69,241	81,518	—	329,684
Special Mention	35	568	1,484	—	54	1,311	2,700	—	6,152
Substandard	—	—	1,752	—	16	1,439	592	—	3,799
Doubtful	—	—	—	88	—	—	—	—	88
Total Agricultural land, production and other loans to farmers	52,797	62,037	22,863	20,024	25,201	71,991	84,810	—	339,723
Current period gross charge-offs	—	28	—	—	—	—	—	—	28
Real estate loans:
Construction
Pass	116,898	385,881	277,245	86,737	16,207	16,193	15,822	—	914,983
Special Mention	—	3,731	19,812	9,210	—	9	—	—	32,762
Substandard	—	—	—	—	11,399	339	—	—	11,738
Total Construction	116,898	389,612	297,057	95,947	27,606	16,541	15,822	—	959,483
Commercial real estate, non-owner occupied
Pass	319,592	508,484	283,843	294,956	529,131	1,065,362	26,253	—	3,027,621
Special Mention	—	7,737	2,473	19,807	3,442	36,026	1,000	—	70,485
Substandard	—	47,525	15,138	6,015	5,300	36,322	496	—	110,796
Total Commercial real estate, non-owner occupied	319,592	563,746	301,454	320,778	537,873	1,137,710	27,749	—	3,208,902
Current period gross charge-offs	—	3,476	—	—	—	29	—	—	3,505
Commercial real estate, owner occupied
Pass	260,900	271,174	131,466	117,636	131,259	389,523	33,603	—	1,335,561
Special Mention	381	3,943	3,077	5,392	12,255	7,580	19,151	—	51,779
Substandard	1,896	4,448	18,481	1,811	14,089	10,949	245	—	51,919
Doubtful	—	17	331	66	—	591	—	—	1,005
Total Commercial real estate, owner occupied	263,177	279,582	153,355	124,905	157,603	408,643	52,999	—	1,440,264
Current period gross charge-offs	—	—	—	107	5	211	—	—	323
Residential
Pass	274,724	310,616	179,590	350,216	493,245	733,478	3,431	1,699	2,346,999
Special Mention	312	1,459	314	2,183	5,168	8,488	—	—	17,924
Substandard	—	1,973	2,402	9,411	13,570	22,942	3,199	260	53,757
Doubtful	—	—	221	—	—	129	346	—	696
Total Residential	275,036	314,048	182,527	361,810	511,983	765,037	6,976	1,959	2,419,376
Current period gross charge-offs	—	137	22	436	506	435	—	—	1,536
Home equity
Pass	2,926	8,100	3,456	3,877	19,384	46,330	1,014,997	10,501	1,109,571
Special Mention	—	—	—	—	554	233	9,571	183	10,541
Substandard	—	—	94	735	306	1,029	16,458	306	18,928
Total Home equity	2,926	8,100	3,550	4,612	20,244	47,592	1,041,026	10,990	1,139,040
Current period gross charge-offs	—	—	2	107	24	258	—	—	391
Individuals' loans for household and other personal expenditures
Pass	31,794	26,091	11,679	7,924	13,500	4,217	57,668	3,074	155,947
Special Mention	51	301	180	91	62	51	404	59	1,199
Substandard	46	156	47	88	53	48	256	99	793
Total Individuals' loans for household and other personal expenditures	31,891	26,548	11,906	8,103	13,615	4,316	58,328	3,232	157,939
Current period gross charge-offs	82	478	418	384	91	111	—	—	1,564
Public finance and other commercial loans
Pass	69,896	89,692	141,261	52,060	200,988	569,047	227,946	—	1,350,890
Special Mention	—	—	—	—	—	—	6,714	—	6,714
Substandard	—	—	—	—	—	71	—	—	71
Total Public finance and other commercial loans	69,896	89,692	141,261	52,060	200,988	569,118	234,660	—	1,357,675
Loans	$1,778,189	$2,777,097	$1,671,757	$1,164,088	$1,631,306	$3,234,367	$3,327,462	$16,708	$15,600,974
Total current period gross charge-offs	$92	$7,460	$1,417	$20,493	$2,446	$16,384	$—	$—	$48,292

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Total past due loans equaled $141.6 million as of September 30, 2026 representing a $10.7 million increase from $130.9 million at December 31, 2025. At September 30, 2026, 30-59 days past due decreased $11.6 million from December 31, 2025 primarily related to a decrease of $10.3 million in the commercial real estate, non-owner occupied loan class. At September 30, 2026, 60-89 days past due increased $5.2 million from December 31, 2025. At September 30, 2026, 90 days or more past due increased $17.1 million from December 31, 2025 primarily related to increases of $9.4 million, $6.6 million and $6.0 million, respectively, in the commercial real estate, non-owner occupied, commercial and industrial and residential loan classes. The increase was partially offset by a decrease of $10.4 million in the construction loan class. The tables below show a past due aging of the Corporation’s loan portfolio, by loan class, as of the dates indicated.

	September 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due and Accruing
Commercial and industrial loans	$4,551,783	$6,603	$3,545	$16,641	$4,578,572	$8,026
Agricultural land, production and other loans to farmers	339,396	239	—	88	339,723	—
Real estate loans:
Construction	946,024	113	—	13,346	959,483	3,627
Commercial real estate, non-owner occupied	3,190,142	8,831	—	9,929	3,208,902	683
Commercial real estate, owner occupied	1,426,092	1,921	5,849	6,402	1,440,264	29
Residential	2,370,269	14,505	7,687	26,915	2,419,376	209
Home equity	1,121,440	8,920	3,443	5,237	1,139,040	—
Individuals' loans for household and other personal expenditures	156,580	1,027	230	102	157,939	98
Public finance and other commercial loans	1,357,675	—	—	—	1,357,675	—
Loans	$15,459,401	$42,159	$20,754	$78,660	$15,600,974	$12,672

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Loans > 90 Days or More Past Due and Accruing
Commercial and industrial loans	$4,459,842	$7,194	$1,160	$10,086	$4,478,282	$313
Agricultural land, production and other loans to farmers	282,411	480	—	234	283,125	—
Real estate loans:
Construction	780,999	—	—	23,776	804,775	1,295
Commercial real estate, non-owner occupied	2,318,624	19,125	345	572	2,338,666	—
Commercial real estate, owner occupied	1,227,448	4,295	2,880	2,477	1,237,100	—
Residential	2,372,637	17,182	9,536	20,955	2,420,310	434
Home equity	701,360	4,717	1,427	3,476	710,980	—
Individuals' loans for household and other personal expenditures	154,479	738	219	—	155,436	—
Public finance and other commercial loans	1,363,033	—	—	—	1,363,033	—
Loans	$13,660,833	$53,731	$15,567	$61,576	$13,791,707	$2,042

Loans are placed on nonaccrual status when management concludes that the collection of principal or interest is doubtful based on the borrower's financial condition and the value of the collateral securing the loan. When a loan is placed in nonaccrual status, all accrued interest is reversed against current-period earnings, and any interest recognized in prior periods, if applicable, is charged to the allowance for credit losses. Subsequent cash collections are generally applied to reduce the recorded investment in the loan. A loan is restored to accrual status when all principal and interest amounts are current and management believes collection of the remaining contractual amounts is probable, typically after the borrower demonstrates sustained repayment performance for a minimum of six consecutive months.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The following table summarizes the Corporation’s nonaccrual loans by loan class as of the dates indicated. At September 30, 2026, nonaccrual loans totaled $117.4 million, an increase of $45.6 million from December 31, 2025. The increase was primarily driven by increases of $34.2 million in the commercial and industrial loan class, including three loans totaling $29.7 million, and $8.8 million in the commercial real estate, non-owner occupied loan class, including one relationship totaling $8.7 million. Increases of $7.3 million in commercial real estate, owner occupied and $5.4 million in residential loan classes also contributed to the increase, partially offset by a $12.8 million decrease in the construction loan class primarily attributable to one relationship.

	September 30, 2026		December 31, 2025
	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses
Commercial and industrial loans	$44,727	$1,935	$10,548	$2,174
Agricultural land, production and other loans to farmers	182	—	250	—
Real estate loans:
Construction	9,718	9,674	22,481	22,482
Commercial real estate, non-owner occupied	9,619	—	837	—
Commercial real estate, owner occupied	11,031	4,310	3,705	3,188
Residential	35,142	141	29,774	—
Home equity	6,865	—	4,158	—
Individuals' loans for household and other personal expenditures	41	—	20	—
Public finance and other commercial loans	90	—	—	—
Loans	$117,415	$16,060	$71,773	$27,844

Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. There was no interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2026 or 2025.

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

The tables below present the amortized cost basis of collateral dependent loans by loan class and their respective collateral type, which are individually evaluated to determine expected credit losses. The total collateral dependent loan balance increased $14.7 million from December 31, 2025, primarily related to increases of $18.1 million and $5.8 million in the commercial and industrial and commercial real estate, owner occupied loan classes, respectively. The increase was partially offset by a decrease of $12.5 million in the construction loan class. The total related allowance balance increased $7.5 million from December 31, 2025, primarily related to an increase of $7.3 million in the commercial and industrial loan class.

	September 30, 2026
	Commercial Real Estate	Residential Real Estate	Business Assets and Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$56,147	$56,147	$20,453
Real estate loans:
Construction	—	9,959	—	9,959	186
Commercial real estate, non-owner occupied	16,405	—	—	16,405	2,126
Commercial real estate, owner occupied	11,342	—	—	11,342	1,291
Residential	—	2,510	—	2,510	451
Home equity	—	691	—	691	286
Loans	$27,747	$13,160	$56,147	$97,054	$24,793

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Business Assets and Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial loans	$—	$—	$38,063	$38,063	$13,157
Real estate loans:
Construction	—	22,482	—	22,482	—
Commercial real estate, non-owner occupied	15,161	—	—	15,161	3,938
Commercial real estate, owner occupied	5,511	—	—	5,511	—
Residential	—	1,023	—	1,023	166
Home equity	—	145	—	145	19
Loans	$20,672	$23,650	$38,063	$82,385	$17,280

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

In certain situations, the Corporation may modify the terms of a loan to a debtor experiencing financial difficulty. The modifications may include principal forgiveness, interest rate reductions, payment delays, term extensions or combinations of these modifications. The following tables present the amortized cost basis of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, by class and by type of modification. For the three and nine months ended September 30, 2026 and 2025, the tables below exclude loan modifications considered insignificant. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction, Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$7,676	$630	$—	0.18%
Real estate loans:
Commercial real estate, non-owner occupied	3,082	—	—	0.10%
Commercial real estate, owner occupied	1,260	—	—	0.09%
Residential	—	—	291	0.01%
Total	$12,018	$630	$291

	Three Months Ended September 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Combination Interest Rate Reduction & Term Extension	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$6,154	$—	0.13%
Real estate loans:
Commercial real estate, non-owner occupied	—	1,570	6,426	0.35%
Residential	261	—	—	0.01%
Total	$261	$7,724	$6,426

	Nine Months Ended September 30, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$7,217	$13,903	$630	$14,540	$—	$—	0.79%
Real estate loans:
Construction	—	1,643	—	—	—	—	0.17%
Commercial real estate, non-owner occupied	5,054	3,082	—	—	955	—	0.28%
Commercial real estate, owner occupied	—	4,177	—	—	—	—	0.29%
Residential	281	—	—	—	—	646	0.04%
Home equity	—	—	—	373	—	—	0.03%
Total	$12,552	$22,805	$630	$14,913	$955	$646

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial and industrial loans	$—	$11,201	$—	$—	$—	0.24%
Real estate loans:
Commercial real estate, non-owner occupied	—	15,515	37,954	12,248	—	2.85%
Residential	977	—	—	—	1,285	0.09%
Total	$977	$26,716	$37,954	$12,248	$1,285

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026
Financial Effect of Loan Modifications
	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Extended loans by a weighted average of 11 months.	Reduced the weighted average contractual interest rate from 8.00% to 7.50%.
Real estate loans:
Commercial real estate, non-owner occupied	Extended loans by a weighted average of 9 months.
Commercial real estate, owner occupied	Extended loans by a weighted average of 4 months.
Residential
Reduced the weighted average contractual interest rate from 6.88% to 2.00%, extended loans by a weighted average of 28 months, and provided payment deferrals with weighted average delayed amounts of $13.

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2026
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay & Term Extension	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans	Provided payment deferrals with weighted average delayed amounts of $374.	Extended loans by a weighted average of 27 months.	Reduced the weighted average contractual interest rate from 8.00% to 7.50%.	Provided payment deferrals with weighted average delayed amounts of $909 and extended loans by a weighted average of 6 months.
Real estate loans:
Construction		Extended loans by a weighted average of 12 months.
Commercial real estate, non-owner occupied	Provided payment deferrals with weighted average delayed amounts of $67.	Extended loans by a weighted average of 9 months.			Reduced the weighted average contractual interest rate from 7.16% to 5.86% and extended loans by a weighted average of 60 months.
Commercial real estate, owner occupied		Extended loans by a weighted average of 10 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $19.
Reduced the weighted average contractual interest rate from 6.81% to 2.00%, extended loans by a weighted average of 79 months, and provided payment deferrals with weighted average delayed amounts of $13.

Home equity				Provided payment deferrals with weighted average delayed amounts of $63 and extended loans by a weighted average of 60 months.

Nine Months Ended September 30, 2025
Financial Effect of Loan Modifications
	Payment Delay	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction & Term Extension	Combination Interest Rate Reduction, Term Extension & Payment Delay
Commercial and industrial loans		Extended loans by a weighted average of 4 months.
Real estate loans:
Commercial real estate, non-owner occupied		Extended loans by a weighted average of 7 months.	Reduced the weighted average contractual interest rate from 7.58% to 6.93%.	Reduced the weighted average contractual interest rate from 13.18% to 7.22%. Extended loans by a weighted average of 10 months.
Residential	Provided payment deferrals with weighted average delayed amounts of $26.
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

	September 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$30,997	$—	$—	$7,217	$38,214
Real estate loans:
Construction	1,643	—	—	—	1,643
Commercial real estate, non-owner occupied	4,037	5,054	—	—	9,091
Commercial real estate, owner occupied	4,177	—	—	—	4,177
Residential	1,669	—	232	—	1,901
Home equity	373	—	—	—	373
Total	$42,896	$5,054	$232	$7,217	$55,399

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
Commercial and industrial loans	$9,561	$—	$—	$3,278	$12,839
Agricultural land, production and other loans to farmers	2,177	—	—	—	2,177
Real estate loans:
Commercial real estate, non-owner occupied	65,717	—	—	—	65,717
Residential	4,275	351	647	1,764	7,037
Home equity	155	—	—	—	155
Total	$81,885	$351	$647	$5,042	$87,925

During the nine months ended September 30, 2026 and 2025, there were payment defaults of $7.2 million and $5.0 million, respectively, on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months. The payment defaults did not materially impact the allowance for credit losses on loans.

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The ACL - Loans increased $19.9 million from December 31, 2025 to $215.5 million at September 30, 2026. Net charge-offs of $29.4 million and $43.6 million were recognized during the three and nine months ended September 30, 2026, respectively, including two commercial lending relationships that had been specifically reserved for during the second quarter of 2026. Provision expense of $3.3 million and $41.2 million was recorded during the three and nine months ended September 30, 2026, respectively. Net charge-offs of $5.1 million and $12.4 million were recognized during the three and nine months ended September 30, 2025, respectively. Provision expense of $4.3 million and $14.1 million was recorded during the three and nine months ended September 30, 2025, respectively. The following tables summarize changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, June 30, 2026	$138,025	$54,951	$4,534	$44,105	$241,615
Provision for credit losses - loans	7,644	(409)	(182)	(3,753)	3,300
Recoveries on loans	791	157	—	539	1,487
Loans charged off	(29,742)	(87)	—	(1,047)	(30,876)
Balances, September 30, 2026	$116,718	$54,612	$4,352	$39,844	$215,526

	Three Months Ended September 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, June 30, 2025	$98,984	$46,277	$8,743	$41,312	$195,316
Provision for credit losses - loans	3,632	1,252	(2,257)	1,673	4,300
Recoveries on loans	914	4	—	433	1,351
Loans charged off	(4,519)	(391)	—	(1,589)	(6,499)
Balances, September 30, 2025	$99,011	$47,142	$6,486	$41,829	$194,468

	Nine Months Ended September 30, 2026
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2025	$104,435	$45,541	$5,470	$40,151	$195,597
Provision for credit losses - loans	46,028	3,937	(2,323)	(6,442)	41,200
CECL Day 1 PSL ACL - loans	2,293	5,357	562	7,000	15,212
CECL Day 1 PCD ACL - loans	2,488	3,368	641	570	7,067
Recoveries on loans	2,447	237	2	2,056	4,742
Loans charged off	(40,973)	(3,828)	—	(3,491)	(48,292)
Balances, September 30, 2026	$116,718	$54,612	$4,352	$39,844	$215,526

	Nine Months Ended September 30, 2025
	Commercial	Commercial Real Estate	Construction	Consumer & Residential	Total
Allowance for credit losses - loans
Balances, December 31, 2024	$94,757	$51,099	$9,784	$37,117	$192,757
Provision for credit losses - loans	12,380	(3,198)	(3,235)	8,153	14,100
Recoveries on loans	3,366	107	—	1,070	4,543
Loans charged off	(11,492)	(866)	(63)	(4,511)	(16,932)
Balances, September 30, 2025	$99,011	$47,142	$6,486	$41,829	$194,468

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

Financial instruments with off-balance sheet risk were as follows:

	September 30, 2026	December 31, 2025
Amounts of commitments:
Loan commitments to extend credit	$6,080,902	$5,586,510
Standby letters of credit	$109,924	$73,997

The Corporation maintains an accrual for credit losses on off-balance sheet commitments using the CECL methodology. There was no additional allowance for credit losses associated with off-balance sheet commitments during the three months ended September 30, 2026. The First Savings acquisition added $0.5 million of Day 1 allowance for credit losses associated with off-balance sheet commitments during the nine months ended September 30, 2026. There was no provision for credit losses on unfunded commitments during the three and nine months ended September 30, 2025. This reserve level remains appropriate and is reported in "Other liabilities" as of September 30, 2026 and December 31, 2025 in the Consolidated Condensed Balance Sheets.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance, beginning of period	$18,500	$18,000	$18,000	$18,000
Day 1 allowance for credit losses - unfunded commitments	—	—	500	—
Balance, end of period	$18,500	$18,000	$18,500	$18,000

Loans Held for Sale

Loans held for sale at September 30, 2026 and December 31, 2025, were $87.3 million and $20.1 million, respectively. The increase in loans held for sale was primarily attributable to the First Savings acquisition. Prior to the acquisition, loans held for sale primarily consisted of residential mortgage loans originated for sale in the secondary market. The acquisition added Small Business Administration ("SBA") and first-lien HELOC loans held for sale. In March 2026, management approved a plan to sell a pool of performing residential mortgage loans with a principal balance totaling $357.0 million. At the time of the decision, all loans included in the pool were current and performing in accordance with their contractual terms. As a result of the decision to sell, the loan pool was reclassified from held for investment to held for sale and the Corporation recognized a $29.8 million loss during the first quarter. During the second quarter of 2026, the Corporation sold $271.1 million of mortgage loans and transferred $47.1 million of mortgage loans back to held for investment, as those loans were no longer expected to be sold.

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

	2026	2025
Balance, January 1	$712,002	$712,002
Goodwill acquired	76,184	—
Balance, September 30	$788,186	$712,002

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

	September 30, 2026	December 31, 2025
Gross carrying amount	$153,465	$123,285
Accumulated amortization	(117,145)	(109,485)
Total core deposit and other intangibles	$36,320	$13,800

The core deposit intangibles and other intangibles are being amortized primarily on an accelerated basis over their estimated useful lives, ranging from one to ten years. Intangible amortization expense for the three and nine months ended September 30, 2026 was $2.7 million and $7.7 million, respectively. This compared to $1.5 million and $4.5 million, respectively, for the same periods in 2025. Estimated future amortization expense is summarized as follows:

Amortization Expense
2026	$2,553
2027	8,862
2028	7,167
2029	4,918
2030	4,053
After 2030	8,767
$36,320

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

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

The table below presents the fair value of the Corporation’s non-designated hedges, as well as their classification on the Consolidated Condensed Balance Sheets, as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps	$1,631,937	$75,633	$1,529,421	$47,850
Forward contracts related to mortgage loans to be delivered for sale	49,522	840	15,217	422
Interest rate lock commitments	4,025	22	26,595	196
Included in other assets	$1,685,484	$76,495	$1,571,233	$48,468
Included in other liabilities:
Interest rate swaps	$1,726,802	$75,574	$1,668,136	$47,879
Forward contracts related to mortgage loans to be delivered for sale	16,853	124	25,000	99
Interest rate lock commitments	31,920	506	2,246	2
Included in other liabilities	$1,775,575	$76,204	$1,695,382	$47,980

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

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$693	$(616)
Interest rate lock commitments	Net gains and fees on sales of loans	(668)	(68)
Total net gain (loss) recognized in income		$25	$(684)

Derivatives Not Designated as Hedging Instruments under FASB ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income on Derivatives
		Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Forward contracts related to mortgage loans to be delivered for sale	Net gains and fees on sales of loans	$1,492	$(542)
Interest rate lock commitments	Net gains and fees on sales of loans	(678)	151
Total net gain (loss) recognized in income		$814	$(391)

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

Credit-Risk-Related Contingent Features

The Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well or adequately capitalized institution, then the Corporation could be required to terminate or fully collateralize all outstanding derivative contracts. Additionally, the Corporation has agreements with certain of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. As of September 30, 2026, the net termination value of derivatives in a liability position under these agreements was $0.7 million, for which $0.1 million of collateral had been pledged to counterparties. While the Corporation did not breach any of these provisions as of September 30, 2026, if it had, the Corporation could have been required to settle its obligations under the agreements at their termination value.

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

Investment Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. As of September 30, 2026, and December 31, 2025 the Corporation did not hold any Level 1 securities. Where significant observable inputs, other than Level 1 quoted prices, are available, securities are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government-sponsored agency and mortgage-backed securities, state and municipal securities, foreign investment and corporate obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities and corporate obligations. Fair values for Level 3 securities were determined using discounted cash flow models that incorporated market estimates of interest rates and volatility in markets that have not been active.

Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Any investment security not valued based upon the methods above is considered Level 3.

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

Loans held for sale that are written down to fair value, including loans reclassified from held for investment when management commits to a plan to sell, are measured at fair value on a nonrecurring basis and are included within Level 2 of the fair value hierarchy. Fair value is determined using observable market‑based inputs, including pricing obtained from third‑party investors for similar residential mortgage loans, adjusted for loan‑specific characteristics such as coupon, term, credit quality, and expected execution costs. Quoted prices for identical instruments in active markets are generally not available for these loans.

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

The following tables present the fair value measurements of assets and liabilities measured at fair value in the accompanying balance sheets on a recurring basis, along with their classification within the fair value hierarchy as of September 30, 2026, and December 31, 2025.

		Fair Value Measurements Using:
September 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$67,196	$—	$67,196	$—
State and municipal	789,942	—	787,883	2,059
U.S. Government-sponsored mortgage-backed securities	386,039	—	386,039	—
Foreign investment	1,491	—	1,491	—
Corporate obligations	6,872	—	6,841	31
Derivative assets	76,495	—	76,495	—
Derivative liabilities	76,204	—	76,204	—

		Fair Value Measurements Using:
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. Government-sponsored agency securities	$76,099	$—	$76,099	$—
State and municipal	902,294	—	900,339	1,955
U.S. Government-sponsored mortgage-backed securities	419,510	—	419,510	—
Foreign investment	1,500	—	1,500	—
Corporate obligations	7,699	—	7,668	31
Derivative assets	48,468	—	48,468	—
Derivative liabilities	47,980	—	47,980	—

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the three and nine months ended September 30, 2026 and 2025.

	Available for Sale Securities
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance, beginning of period	$2,452	$2,196	$1,986	$2,416
Assets acquired in a business combination	—	—	660	—
Included in other comprehensive income (loss)	(61)	29	(17)	38
Principal payments	(301)	(231)	(539)	(460)
Balance, end of period	$2,090	$1,994	$2,090	$1,994

There were no gains or losses included in earnings that were attributable to the changes in unrealized gains or losses related to assets or liabilities held at September 30, 2026 or September 30, 2025.

Transfers Between Levels

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy at September 30, 2026, and December 31, 2025.

		Fair Value Measurements Using:
September 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$56,828	$—	$—	$56,828

		Fair Value Measurements Using:
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$65,302	$—	$—	$65,302

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at September 30, 2026 and December 31, 2025.

September 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted-Average)
State and municipal securities	$2,059	Discounted cash flow	Maturity/Call date	1 month to 5 years
			US Muni BQ curve	BBB
			Discount rate	4.2% - 6.0%
			Weighted-average coupon	3.9%

Corporate obligations	$31	Discounted cash flow	Risk free rate	3 month CME Term SOFR plus 26bps
			plus premium for illiquidity (basis points)	plus 200bps
			Weighted-average coupon	0%

Collateral dependent loans	$56,828	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0% - 95%
			Weighted-average discount by loan balance	26.3%

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

Municipal and Corporate Bonds

The significant unobservable inputs used in the fair value measurement of the Corporation's municipal and corporate bonds are premiums for unrated securities and marketability discounts. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, changes in either of those inputs will not affect the other input.

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

Fair Value of Financial Instruments

The following tables present estimated fair values of the Corporation’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025.

		September 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$86,594	$86,594	$—	$—	$86,594
Interest-bearing deposits	262,503	262,503	—	—	262,503
Investment securities held to maturity, net of allowance for credit losses	1,872,951	—	1,493,008	2,469	1,495,477
Loans held for sale	87,300	—	91,694	—	91,694
Net loans	15,385,448	—	—	15,366,594	15,366,594
Federal Home Loan Bank stock	70,794	—	70,794	—	70,794
Interest receivable	99,280	—	99,280	—	99,280
Liabilities:
Deposits	$16,928,932	$14,682,831	$2,232,890	$—	$16,915,721
Borrowings:
Securities sold under repurchase agreements	99,638	—	99,631	—	99,631
Federal Home Loan Bank advances	903,941	—	897,248	—	897,248
Subordinated notes, debentures and other borrowings	184,505	—	174,568	—	174,568
Interest payable	17,095	—	17,095	—	17,095

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

		December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets:
Cash and due from banks	$84,158	$84,158	$—	$—	$84,158
Interest-bearing deposits	196,300	196,300	—	—	196,300
Investment securities held to maturity, net of allowance for credit losses	1,971,539	—	1,713,872	4,415	1,718,287
Loans held for sale	20,079	—	20,079	—	20,079
Net loans	13,596,110	—	—	13,498,304	13,498,304
Federal Home Loan Bank stock	47,245	—	47,245	—	47,245
Interest receivable	93,374	—	93,374	—	93,374
Liabilities:
Deposits	$15,294,855	$13,252,258	$2,042,782	$—	$15,295,040
Borrowings:
Federal funds purchased	40,000	—	40,000	—	40,000
Securities sold under repurchase agreements	103,755	—	103,747	—	103,747
Federal Home Loan Bank advances	798,549	—	803,396	—	803,396
Subordinated notes, debentures and other borrowings	57,630	—	53,982	—	53,982
Interest payable	18,235	—	18,235	—	18,235

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

The following table summarizes the Corporation’s affordable housing investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Investment Type	Investment	Unfunded Commitment	Investment	Unfunded Commitment
LIHTC	$201,600	$102,893	$178,380	$109,214

The following table summarizes the amortization expense and tax credits recognized for the Corporation’s affordable housing investments for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$5,160	$4,258	$15,267	$12,379
Tax credits recognized	6,412	5,208	18,963	15,147

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 9

BORROWINGS

The following table summarizes the Corporation’s borrowings as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Federal funds purchased	$—	$40,000
Securities sold under repurchase agreements	99,638	103,755
Federal Home Loan Bank advances	903,941	798,549
Subordinated notes, debentures and other borrowings	184,505	57,630
Total borrowings	$1,188,084	$999,934
Securities sold under repurchase agreements consist of obligations of the Bank to other parties and are secured by U.S. Government-sponsored enterprise obligations. The maximum amount of outstanding agreements at any month-end during the nine months ended September 30, 2026 and 2025 totaled $120.3 million and $169.1 million, respectively, and the average balance of such agreements totaled $108.9 million and $137.8 million during the same period of 2026 and 2025, respectively.

The following tables present the collateral pledged for repurchase agreements accounted for as secured borrowings as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$99,638	$—	$—	$—	$99,638

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Government-sponsored mortgage-backed securities	$103,755	$—	$—	$—	$103,755

Contractual maturities of borrowings as of September 30, 2026, are as follows:

Maturities in Years Ending December 31:	Securities Sold Under Repurchase Agreements	Federal Home Loan Bank Advances	Subordinated Notes, Debentures and Other Borrowings
2026	$99,638	$330,000	$1,061
2027	—	320,000	—
2028	—	190,000	—
2029	—	—	—
2030	—	—	—
2031 and after	—	63,316	189,082
Unamortized debt issuance costs and acquisition-related fair value adjustments	—	625	(5,638)
	$99,638	$903,941	$184,505

At September 30, 2026, the outstanding Federal Home Loan Bank ("FHLB") advances had interest rates from 0 percent to 4.56 percent and are subject to restrictions or penalties in the event of prepayment. The total available remaining borrowing capacity from the FHLB at September 30, 2026, was $1.4 billion. As of September 30, 2026, the Corporation had $130.0 million of putable advances with the FHLB.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

Subordinated Notes, Debentures and Other Borrowings. As of September 30, 2026 and December 31, 2025, subordinated debentures and other borrowings totaled $184.5 million and $57.6 million, respectively.

•First Merchants Capital Trust II (“FMC Trust II”). At September 30, 2026 and December 31, 2025, the Corporation had $41.7 million of subordinated debentures issued to FMC Trust II, a wholly-owned statutory business trust. FMC Trust II was formed in July 2007 for purposes of issuing trust preferred securities to investors. At that time, it simultaneously issued and sold its common securities to the Corporation, which constituted all of the issued and outstanding common securities of FMC Trust II. The subordinated debentures, which were purchased with the proceeds of the sale of the trust’s capital securities, are the sole assets of FMC Trust II and are fully and unconditionally guaranteed by the Corporation. As of September 30, 2026 and December 31, 2025, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term Secured Overnight Financing Rate published by the Chicago Mercantile Exchange Group ("CME Term SOFR"), plus the 0.26161 percent spread adjustment. The interest rates at September 30, 2026 and December 31, 2025 were 5.72 percent and 5.54 percent, respectively. The trust preferred securities are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of FMC Trust II will mature on September 15, 2037. The Corporation continues to hold all outstanding common securities of FMC Trust II.

•Ameriana Capital Trust I. At September 30, 2026 and December 31, 2025, the Corporation had $10.3 million of subordinated debentures issued to Ameriana Capital Trust I. On December 31, 2015, the Corporation acquired Ameriana Capital Trust I in conjunction with its acquisition of Ameriana Bancorp, Inc. With a trust preferred structure substantially similar to that described above for FMC Trust II, the subordinated debentures held by Ameriana Capital Trust I were purchased with the proceeds of the sale of the trust’s capital securities. As of September 30, 2026 and December 31, 2025, the subordinated debentures and trust preferred securities bear interest at a variable rate equal to the three-month CME Term SOFR, plus the 0.26161 percent spread adjustment. The interest rates at September 30, 2026 and December 31, 2025 were 5.66 percent and 5.48 percent, respectively. The trust preferred securities of Ameriana Capital Trust I are currently redeemable at par and without penalty, subject to the Corporation having first redeemed the related subordinated debentures, with the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies. The trust preferred securities and the subordinated debentures of Ameriana Capital Trust I will mature in March 2036. The Corporation continues to hold all of the outstanding common securities of Ameriana Capital Trust I.

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

•6.75% Fixed-to-Floating Rate Subordinated Notes due 2036 ("2036 Notes"). On September 25, 2026, the Corporation issued $100.0 million of subordinated notes, which bear interest at a fixed annual rate of 6.75 percent through September 30, 2031. During the fixed-rate period, interest is payable semiannually. Beginning October 1, 2031, the interest rate will reset quarterly to a floating rate equal to the three-month CME Term SOFR plus 2.02 percent. During the floating-rate period, interest will be payable quarterly. The notes mature on October 1, 2036. Beginning October 1, 2031, the Corporation may redeem the notes, in whole or in part, at par plus accrued and unpaid interest, subject to prior regulatory approval to the extent required. The notes are unsecured subordinated obligations of the Corporation. Debt issuance costs of $1.9 million were recorded as a direct deduction from the principal amount of the notes and are being amortized to interest expense over the contractual term of the notes. The Corporation received net proceeds of approximately $98.1 million, after deducting underwriting discounts and other issuance costs.

•Other Borrowings. On April 1, 2022, the Corporation acquired a secured borrowing in conjunction with its acquisition of Level One. The secured borrowing related to a certain loan participation sold by Level One that did not qualify for sales treatment. The secured borrowing bears a fixed rate of 1.00 percent and had a balance of $1.1 million as of September 30, 2026 and December 31, 2025. During the third quarter of 2023, the Corporation acquired a secured borrowing in conjunction with the purchase of the Indianapolis regional headquarters building. The secured borrowing bears a fixed interest rate of 3.41 percent, has a maturity date of March 2035, and had a balance of $6.8 million and $7.0 million as of September 30, 2026 and December 31, 2025, respectively.

Line of Credit. As of September 30, 2026 and December 31, 2025, there was no outstanding balance on the line of credit.

•U.S. Bank, N.A. On September 30, 2024, the Corporation entered into a Credit Agreement with U.S. Bank, N.A. Under the terms of the Credit Agreement, U.S. Bank, N.A. has provided the Corporation with a revolving line of credit ("Credit Facility") of up to $75.0 million. The outstanding principal balance under the Credit Facility bears interest at a variable rate equal to the one-month CME Term SOFR rate plus 2.25 percent. Interest on the outstanding balance is payable quarterly. Additionally, the Corporation is subject to a non-refundable facility fee equal to 0.40 percent per annum on the average daily unused amount of the Credit Facility, payable quarterly. The Credit Agreement contains customary representations, warranties and covenants. During the third quarter of 2026, the Corporation amended the Credit Facility to extend the termination date from September 29, 2026 to September 28, 2027. As of September 30, 2026 and December 31, 2025, the Corporation's outstanding principal balance under the Credit Facility was zero and the Corporation was in compliance with all covenants.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 10

ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in the balances of each component of accumulated other comprehensive loss, net of tax, as of September 30, 2026 and 2025.

	Accumulated Other Comprehensive Loss
	Unrealized Gains (Losses) on Securities Available for Sale	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance at December 31, 2025	$(131,902)	$1,767	$(130,135)
Other comprehensive loss before reclassifications	(97,802)	—	(97,802)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Period change	(97,802)	—	(97,802)
Balance at September 30, 2026	$(229,704)	$1,767	$(227,937)

Balance at December 31, 2024	$(188,412)	$(273)	$(188,685)
Other comprehensive income before reclassifications	32,815	—	32,815
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Period change	32,821	—	32,821
Balance at September 30, 2025	$(155,591)	$(273)	$(155,864)

The following table presents the reclassification adjustments out of accumulated other comprehensive loss that were included in net income in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2026 and 2025. No amounts were reclassified during the three months ended September 30, 2026 and 2025.

	Amounts Reclassified from Accumulated Other Comprehensive Loss For the Nine Months Ended September 30,
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

NOTE 11

SHARE-BASED COMPENSATION

Restricted Stock Awards ("RSAs") have been issued to directors, officers and other management employees under the Corporation's 2024 Long-term Equity Incentive Plan, the 2019 Long-term Equity Incentive Plan, and the Equity Compensation Plan for Non-Employee Directors. Stock options were previously issued under the Corporation's equity compensation plans, including the Level One Bancorp, Inc. 2007 Stock Option Plan. The stock options had a ten-year life, became 100 percent vested over periods ranging from one year to two years and were fully exercisable when vested. Option exercise prices equaled the closing price of the Corporation's common stock on Nasdaq on the date of grant. The final outstanding stock options were exercised during the nine months ended September 30, 2026 and no stock options remained outstanding as of September 30, 2026. The RSAs issued to employees and non-employee directors provide for the issuance of shares of the Corporation's common stock at no cost to the holder and generally vest after three years.  RSAs issued to employees generally vest only if the employee remains actively employed by the Corporation on the vesting date, and RSAs issued to non-employee directors generally vest only if the director remains an active board member on the vesting date. Depending on the applicable plan, RSAs either vest immediately or continue to vest following retirement, disability or death.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock and ESPP Options
Pre-tax compensation expense	$45	$28	$101	$82
Income tax expense (benefit)	—	(15)	(23)	(15)
Stock and ESPP option expense, net of income taxes	$45	$13	$78	$67
Restricted Stock Awards
Pre-tax compensation expense	$1,919	$1,726	$5,397	$4,834
Income tax expense (benefit)	(706)	(292)	(1,500)	(927)
Restricted stock awards expense, net of income taxes	$1,213	$1,434	$3,897	$3,907
Total Share-Based Compensation
Pre-tax compensation expense	$1,964	$1,754	$5,498	$4,916
Income tax expense (benefit)	(706)	(307)	(1,523)	(942)
Total share-based compensation expense, net of income taxes	$1,258	$1,447	$3,975	$3,974

The grant date fair value of ESPP options was estimated to be approximately $45,000 at the beginning of the July 1, 2026 quarterly offering period. The ESPP shares were purchased and issued during the three months ended September 30, 2026, resulting in no unrecognized compensation expense related to ESPP options at September 30, 2026.

Stock option activity under the Corporation's stock option plans as of September 30, 2026 and changes during the nine months ended September 30, 2026, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	19,524	$23.86
Exercised	(19,524)	$23.86
Outstanding at September 30, 2026	—	$—	0.00	$—
Vested and Expected to Vest at September 30, 2026	—	$—	0.00	$—
Exercisable at September 30, 2026	—	$—	0.00	$—

Cash receipts from stock options exercised during the nine months ended September 30, 2026 and 2025 were $465,000 and $330,000, respectively. The Corporation did not have any unrecognized compensation expense related to stock options and no options remain outstanding as of September 30, 2026.

The following table summarizes changes in unvested RSAs for the nine months ended September 30, 2026.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested RSAs at January 1, 2026	641,117	$36.08
Granted	234,198	$43.05
Vested	(213,584)	$34.35
Forfeited	(11,750)	$38.11
Unvested RSAs at September 30, 2026	649,981	$39.13

As of September 30, 2026, unrecognized compensation expense related to RSAs was $15.7 million and is expected to be recognized over a weighted-average period of 1.9 years.

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 12

INCOME TAXES

The following table reconciles income taxes computed at the federal statutory rate to the income tax expense and effective tax rate recorded in the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income Before Income Taxes	$79,519		$65,281		$154,356		$193,616
Federal statutory income tax at 21%	$16,699	21.0%	$13,709	21.0%	$32,415	21.0%	$40,659	21.0%
State & Local taxes, net of Federal income tax effect	675	0.8%	314	0.5%	106	0.1%	918	0.5%
Tax-exempt interest income	(4,707)	(5.9)%	(4,640)	(7.1)%	(14,328)	(9.3)%	(13,881)	(7.2)%
Non-deductible FDIC premiums	242	0.3%	171	0.3%	735	0.5%	462	0.2%
Tax-exempt earnings and gains on life insurance	(494)	(0.6)%	(350)	(0.5)%	(1,706)	(1.1)%	(1,209)	(0.6)%
Other non-taxable/non-deductible items	322	0.4%	145	0.2%	852	0.5%	381	0.1%
Tax credits	(1,252)	(1.6)%	(952)	(1.5)%	(3,696)	(2.4)%	(2,770)	(1.4)%
Other	(281)	(0.3)%	119	0.1%	(473)	(0.3)%	120	0.1%
Income tax expense and effective tax rate	$11,204	14.1%	$8,516	13.0%	$13,905	9.0%	$24,680	12.7%

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

The following tables reconcile basic and diluted net income per common share for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026			2025
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$67,847	62,161,462	$1.09	$56,297	57,186,148	$0.98
Effect of potentially dilutive stock options and restricted stock awards		249,178			261,653
Diluted net income per common share	$67,847	62,410,640	$1.09	$56,297	57,447,801	$0.98
RSAs excluded from the diluted average common share calculation		51,737			61,861

	Nine Months Ended September 30,
	2026			2025
	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount	Net Income Available to Common Stockholders	Weighted-Average Common Shares	Per Share Amount
Net income available to common stockholders	$139,045	61,731,803	$2.25	$167,530	57,549,397	$2.91
Effect of potentially dilutive stock options and restricted stock awards		271,239			267,994
Diluted net income per common share	$139,045	62,003,042	$2.24	$167,530	57,817,391	$2.90
RSAs excluded from the diluted average common share calculation		88,313			56,523

PART I: FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(table dollar amounts in thousands, except share data)
(Unaudited)

NOTE 14

SEGMENT INFORMATION

The Corporation has one reportable segment, community banking. The Corporation’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Corporation’s products and services offered. The CODM evaluates the financial performance of the Corporation’s business components by evaluating revenue streams, significant expenses, and budget-to-actual results in assessing the Corporation’s segment. The Corporation generates revenue primarily by providing banking services to its customers. Interest expense, provisions for credit losses, and salaries and employee benefits are significant expenses in the Corporation's banking operations. The CODM evaluates performance, allocates resources and makes key operating decisions based on consolidated net income that is reported in the Consolidated Condensed Statements of Income. The measure of segment assets is reported on the Consolidated Condensed Balance Sheets as total consolidated assets. All operations are domestic.

NOTE 15

GENERAL LITIGATION AND REGULATORY EXAMINATIONS

The Corporation is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Corporation is also subject to periodic examinations by various regulatory agencies. It is the general opinion of management that the disposition or ultimate resolution of any such routine litigation or regulatory examinations will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Corporation.

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

Through the Bank, the Corporation offers a broad range of commercial and consumer banking services to meet the diverse needs of its customers. Our commercial banking team offers a full spectrum of debt capital, treasury management services, and depository products. The consumer banking group offers a variety of consumer deposit and lending products. The mortgage banking team offers consumer mortgage solutions to assist with the purchase, refinance, construction or renovation of residential properties. Private Wealth Advisors offers personal wealth management services with expertise in investment management, private banking, fiduciary services, estate planning and financial planning.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation acquired total assets of $2.4 billion, total loans of $1.8 billion, and total deposits of $1.7 billion. The total purchase price of approximately $243.2 million consisted primarily of equity consideration issued by the Corporation and was measured at fair value based on the Corporation’s common stock price as of the acquisition date. The purchase price also included cash paid in lieu of fractional shares. The purchase price represented the fair value of consideration transferred in accordance with ASC 805. Immediately following the acquisition of First Savings, the Corporation sold substantially all of the acquired investment securities portfolio. The sale was executed as part of the Corporation’s balance sheet repositioning strategy, with the resulting liquidity used to pay down wholesale funding following the acquisition.

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

There have been no significant changes during the nine months ended September 30, 2026 to the items disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. For a complete discussion of our significant accounting policies, see “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025. However, due to the First Savings acquisition on February 1, 2026, the Corporation has expanded its discussion below of accounting practices and valuation methodologies related to business combinations, which involve significant judgment and estimation uncertainty.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Under this method, the acquired assets and liabilities assumed are recorded at their estimated fair values as of the acquisition date, with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The Corporation uses significant estimates and assumptions to value such items, including projected cash flows, prepayment rates, default rates and losses assuming default, discount rates and realizable collateral values.

In connection with the acquisition, and consistent with the guidance in ASU 2025‑08, loans acquired through business combinations that meet the definition of PSL are recorded using the gross-up method. PCD loans continue to be accounted for under existing PCD guidance, which also applies the gross‑up method; however, PCD loans represent loans that experienced more‑than‑insignificant credit deterioration since origination, while PSLs did not. Under this method, the Corporation recognizes an allowance for credit losses on loans at the acquisition date, with a corresponding increase to the loans' amortized cost basis. The establishment of the ACL - Loans at acquisition did not result in a provision for credit losses or an earnings impact on the acquisition date. Expected credit losses as of the acquisition date are recognized through the acquisition‑date allowance for credit losses, while the non‑credit discount reflects all other valuation factors, including differences between contractual interest rates and prevailing market rates, liquidity considerations, and other non‑credit‑related assumptions. The non‑credit discount is accreted into interest income over the remaining life of the loans using the effective interest method. Subsequent changes in expected credit losses for PSLs are recognized through the provision for credit losses in the period in which the estimate changes, consistent with the Corporation's methodology for originated loans measured at amortized cost.

The acquisition date valuations, as well as any measurement period adjustments recognized subsequent to the acquisition date, determine the amount of goodwill recorded. Measurement period adjustments are recorded if new information is obtained about facts and circumstances that existed as of the acquisition date and are reflected as adjustments to goodwill. Because these adjustments affect the fair values of acquired assets and liabilities, including loans and identifiable intangible assets, changes in these estimates could materially affect the amount of goodwill recorded. There were no measurement period adjustments recognized during the three and nine months ended September 30, 2026.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

The table below includes certain financial data of the Corporation for the five most recent quarters:

	Three Months Ended
(Dollars in Thousands, Except Per Share Amounts)	September 30,	June 30,	March 31,	December 31,	September 30,
	2026	2026	2026	2025	2025
Income Statement:
Net interest income	$161,068	$158,941	$151,303	$139,064	$133,665
Provision for credit losses	3,300	33,000	4,900	7,150	4,300
Noninterest income	38,005	37,156	5,829	33,106	32,477
Noninterest expense	116,254	115,347	125,145	99,522	96,561
Net income available to common stockholders	67,847	43,511	27,687	56,596	56,297
Per Share Data:
Average diluted common shares outstanding (in thousands)	62,411	62,574	61,008	57,442	57,448
Diluted net income per common share	$1.09	$0.70	$0.45	$0.99	$0.98
Cash dividends paid per common share	0.37	0.37	0.36	0.36	0.36
Common dividend payout ratio (1)	33.94%	52.86%	80.00%	36.36%	36.90%
Book value per common share	$41.97	$42.96	$42.35	$42.87	$41.74
Tangible book value per common share (2)	28.86	29.80	29.34	30.18	29.08
Performance Ratios:
Return on average assets	1.30%	0.83%	0.55%	1.20%	1.22%
Return on average stockholders' equity	10.07	6.44	4.17	9.23	9.51
Return on tangible common stockholders' equity(2)	15.09	9.80	6.39	13.57	14.21
Net interest margin	3.32	3.25	3.21	3.15	3.09
Net interest margin (FTE)(2)(3)	3.44	3.38	3.35	3.29	3.24
Efficiency ratio(2)	54.55	55.11	74.45	54.52	55.09
Net charge-offs as % of average loans (annualized)	0.75	0.10	0.27	0.18	0.15
Allowance for credit losses - loans as % of loans	1.38	1.56	1.39	1.42	1.43
Nonperforming assets / total assets %	0.57	0.56	0.43	0.38	0.36
Balance Sheet:
Total securities	$3,124,491	$3,292,076	$3,309,902	$3,378,641	$3,382,391
Total loans, excluding loans held for sale	15,600,974	15,530,737	15,261,889	13,791,707	13,591,174
Total assets	21,056,722	21,348,765	21,072,521	19,025,101	18,811,629
Total deposits	16,928,932	16,753,381	16,485,617	15,294,855	14,869,979
Total borrowings	1,188,084	1,603,749	1,644,995	999,934	1,177,854
Total stockholders' equity	2,636,381	2,697,177	2,672,565	2,466,667	2,412,402
Capital Ratios:
Total stockholders' equity to assets	12.52%	12.63%	12.68%	12.97%	12.82%
Tangible common equity to tangible assets(2)	8.83	8.99	9.00	9.38	9.18
Total risk-based capital to risk-weighted assets	13.58	12.98	13.05	13.41	13.04
Tier 1 capital to risk-weighted assets	11.36	11.30	11.36	11.86	11.49
Common equity tier 1 capital to risk-weighted assets	11.22	11.16	11.22	11.70	11.34
Tier 1 capital to average assets	10.10	9.84	10.23	10.24	10.30
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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Results for the three months ended September 30, 2026 reflect a full quarter of First Savings operations, while results for the nine months ended September 30, 2026 reflect the operations of First Savings beginning on the February 1, 2026 acquisition date. Accordingly, period-over-period changes in assets, loans, deposits, net interest income, noninterest income and noninterest expense reflect the contribution of the acquired operations in addition to changes driven by market conditions, volume, and mix. Further details of the Corporation's acquisition of First Savings are provided in NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation reported third quarter 2026 net income available to common stockholders and diluted earnings per common share of $67.8 million and $1.09 per diluted share, respectively, compared to $56.3 million and $0.98 per diluted share, respectively, during the third quarter of 2025. The Corporation reported net income available to common stockholders and diluted earnings per common share of $139.0 million and $2.24 per diluted share, respectively, for the nine months ended September 30, 2026, compared to $167.5 million and $2.90 per diluted share, respectively, for the nine months ended September 30, 2025.

When adjusting for certain non-recurring items, adjusted net income available to common stockholders was $68.5 million and adjusted diluted earnings per common share totaled $1.10 for the third quarter of 2026, compared to $57.0 million and $0.99, respectively, in the third quarter of 2025. Adjusted net income available to common stockholders and adjusted diluted earnings per common share for the nine months ended September 30, 2026, totaled $178.0 million and $2.87, respectively, compared to $168.2 million and $2.91, respectively, for the same period in 2025. These adjusted net income and earnings per share amounts are non-GAAP measures. For reconciliations of GAAP financial measures to the corresponding non-GAAP financial measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2026, total assets were $21.1 billion, an increase of $2.0 billion, or 10.7 percent, from December 31, 2025. The Corporation acquired First Savings on February 1, 2026, and acquired $2.4 billion of assets. Details of the acquisition are discussed within NOTE 2. ACQUISITIONS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Cash and due from banks and interest-bearing deposits increased $68.6 million from December 31, 2025. Total investment securities decreased by $254.2 million from December 31, 2025, primarily due to $139.9 million of principal paydowns, maturities, and other redemptions of available-for-sale and held-to-maturity securities, a $123.8 million decrease in the fair value of the available-for-sale portfolio primarily driven by changes in market interest rates, and $7.3 million of amortization of purchase premiums. The decreases were partially offset by $15.7 million in purchases. Investment securities represented 14.8 percent of total assets at September 30, 2026, compared to 17.8 percent at December 31, 2025. Additional details of the Corporation's investment securities portfolio are discussed in NOTE 3. INVESTMENT SECURITIES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Excluding loans held for sale, total loans increased $1.8 billion from December 31, 2025. Loans acquired in the First Savings acquisition contributed $1.8 billion, partially offset by the sale of $271.1 million in mortgage loans in June 2026. Excluding acquired loans and the impact of loans sold, the Corporation experienced organic loan growth of $273.2 million, or 2.6 percent on an annualized basis, since December 31, 2025. The loan portfolio remains predominantly commercial-oriented, with commercial loans comprising 76.2 percent of total loans. Commercial and industrial and commercial real estate, non-owner occupied, represent the largest loan categories at 29.3 percent and 20.6 percent of total loans, respectively. Growth during the period was driven primarily by increases in commercial real estate, non-owner occupied, home equity, commercial real estate, owner occupied, construction and commercial and industrial loans. Loans held for sale at September 30, 2026 and December 31, 2025 were $87.3 million and $20.1 million, respectively. The increase in loans held for sale was primarily attributable to the First Savings acquisition. Prior to the acquisition, loans held for sale primarily consisted of residential mortgage loans originated for sale in the secondary market. The acquisition added SBA and first-lien HELOC loans held for sale. Additional details regarding changes in the Corporation's loan portfolio are discussed within NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, and the "LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation's allowance for credit losses - loans ("ACL - Loans") totaled $215.5 million, or 1.38 percent of total loans, as of September 30, 2026, compared to $195.6 million, or 1.42 percent, at December 31, 2025, representing an increase of $19.9 million. The increase was attributable to provision for credit losses - loans of $41.2 million and a $22.3 million acquisition-date allowance for expected credit losses recognized for the First Savings loan portfolio, partially offset by net charge-offs of $43.6 million. During the three and nine months ended September 30, 2026, the Corporation recorded net charge-offs of $29.4 million and $43.6 million, respectively, and provision for credit losses - loans of $3.3 million and $41.2 million, respectively. During the three and nine months ended September 30, 2025, the Corporation recorded net charge-offs of $5.1 million and $12.4 million, respectively, and provision for credit losses - loans of $4.3 million and $14.1 million, respectively. The increases in provision for credit losses - loans and net charge-offs during the nine months ended September 30, 2026 were primarily driven by two commercial lending relationships that were moved to nonaccrual status and for which specific reserves were established at the end of the second quarter before being charged off in the third quarter of 2026.

Nonaccrual loans totaled $117.4 million at September 30, 2026, an increase of $45.6 million from December 31, 2025. The increase was primarily driven by increases of $34.2 million in the commercial and industrial loan class, including three loans totaling $29.7 million, and $8.8 million in the commercial real estate, non-owner occupied loan class, including one relationship totaling $8.7 million. Increases of $7.3 million in the commercial real estate, owner occupied loan class and $5.4 million in the residential loan class also contributed to the increase, partially offset by a $12.8 million decrease in the construction loan class primarily attributable to one relationship.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's reserve for unfunded commitments, which is recorded in other liabilities, totaled $18.5 million at September 30, 2026, compared to $18.0 million at December 31, 2025. The $0.5 million increase reflected the acquisition-date allowance for credit losses recognized on off-balance sheet commitments assumed in the First Savings acquisition. No provision for credit losses on unfunded commitments was recorded during the three and nine months ended September 30, 2026. Additional details of the Corporation's allowance methodology and asset quality are discussed in NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and in the “LOAN QUALITY AND PROVISION FOR CREDIT LOSSES ON LOANS” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Several additional asset categories increased from December 31, 2025, primarily due to the acquisition of First Savings, including increases of $76.2 million in goodwill, $66.5 million in the cash surrender value of life insurance, $24.0 million in premises and equipment, $22.5 million in other intangibles, $23.5 million in FHLB stock, and $5.9 million in interest receivable.

The Corporation's tax asset, deferred and receivable, increased $57.6 million from December 31, 2025, primarily driven by a $25.5 million increase in the deferred tax asset associated with the unrealized loss on available for sale securities, a $22.9 million tax asset recorded as part of the First Savings acquisition and an increase of $15.3 million in income tax receivable.

Other assets increased $83.4 million from December 31, 2025, primarily due to $26.5 million of assets acquired in the First Savings acquisition, $23.2 million related to investments in community redevelopment funds, $28.0 million related to an increase in derivative instruments, and $5.6 million related to the recognition of a right‑of‑use asset associated with the Corporation’s new Michigan headquarters. The increase in derivative instruments reflects new interest rate swaps executed with commercial banking customers and favorable fair value adjustments resulting from changes in market interest rates.

As of September 30, 2026, total deposits equaled $16.9 billion, an increase of $1.6 billion from December 31, 2025, or 14.2 percent on an annualized basis. The acquisition of First Savings contributed $1.7 billion in deposits, partially offset by a $56.1 million decline in deposits, excluding acquired deposits, from December 31, 2025. The increase in total deposits from December 31, 2025 was primarily attributable to increases of $751.2 million in demand deposits, $679.4 million in money market and savings deposits, and $317.3 million in time deposits. Total deposits less time deposits greater than $100,000, or core deposits, represented 91.0 percent of the deposit portfolio at September 30, 2026. Noninterest-bearing deposits represented 22.2 percent of the deposit portfolio at September 30, 2026, compared to 14.0 percent at December 31, 2025. The loan to deposit ratio increased to 92.2 percent at period end from 90.2 percent as of December 31, 2025.

The average account balance within the deposit portfolio was $40,000 at September 30, 2026. Insured deposits totaled 68.3 percent of total deposits, with the State of Indiana's Public Deposit Insurance Fund, which insures certain public deposits, providing insurance for 14.4 percent of deposits and the Federal Deposit Insurance Corporation ("FDIC") providing insurance for the remaining 53.9 percent. Uninsured deposits represented 31.7 percent of total deposits. The Corporation maintains available liquidity through on-balance-sheet sources and unused borrowing capacity from the Federal Reserve Discount Window, the FHLB and unsecured borrowing sources.

Total borrowings increased $188.2 million at September 30, 2026, compared to December 31, 2025. FHLB advances and subordinated notes, debentures and other borrowings increased $105.4 million and $126.9 million, respectively. The increase in subordinated notes, debentures and other borrowings was primarily attributable to the issuance of $100.0 million of subordinated debt during the third quarter of 2026 and the assumption of $28.7 million of subordinated notes in the First Savings acquisition. The increase in FHLB advances was primarily attributable to the assumption of $482.7 million of FHLB advances in the First Savings acquisition, partially offset by repayments and maturities of advances. Federal funds purchased decreased $40.0 million from December 31, 2025, primarily due to elevated deposit balances, which reduced the Corporation's need for short-term wholesale funding. Additional details regarding the Corporation's subordinated notes, debentures and other borrowings are discussed in NOTE 9. BORROWINGS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

The Corporation's other liabilities increased $40.8 million as of September 30, 2026, compared to December 31, 2025, primarily due to a $28.2 million increase in derivative instruments as a result of new interest rate swaps and changes in market interest rates, $13.8 million of liabilities assumed in the First Savings acquisition, and a $5.6 million increase in lease liabilities related to the new Michigan headquarters. Partially offsetting these increases was a $6.3 million decrease in unfunded affordable housing investment commitments.

Additional paid-in capital increased $197.1 million from December 31, 2025, primarily due to the issuance of $243.2 million of common stock as equity consideration in connection with the First Savings acquisition. The increase was partially offset by $50.3 million of share repurchases under the Corporation's Stock Repurchase Program and other capital activity.

The Corporation continued to maintain all regulatory capital ratios in excess of the regulatory requirements for “well-capitalized” institutions. Details of the Stock Repurchase Program and regulatory capital ratios are discussed in the “CAPITAL” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

The Corporation's accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Corporation provides non-GAAP performance measures, which management believes are useful because they assist investors in assessing the Corporation's performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. Where non-GAAP financial measures are used, the comparable GAAP financial measure and the reconciliation to the comparable GAAP financial measure can be found in the following tables.

Adjusted net income available to common stockholders and adjusted diluted earnings per common share are meaningful non-GAAP financial measures for management, as they provide a foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and evaluating future performance.

Net interest income, net interest spread, and net interest margin presented on a fully taxable equivalent ("FTE") basis, using the 21 percent federal statutory tax rate, are non-GAAP financial measures used by management to assess the comparability of yields on taxable and tax-exempt assets. Management believes that it is standard practice in the banking industry to present net interest income, net interest spread, and net interest margin on an FTE basis and that it provides useful information for management and investors for peer comparison purposes. Non-GAAP financial measures such as tangible common stockholders' equity, tangible assets, tangible common stockholders' equity to tangible assets, tangible book value per common share, tangible net income available to common stockholders, diluted tangible net income per common share, return on average tangible common stockholders' equity and return on average tangible assets are important measures of the strength of the Corporation's capital and ability to generate earnings on tangible common equity invested by our shareholders. These non-GAAP measures provide useful supplemental information and may assist investors in analyzing the Corporation’s financial position without regard to the effects of intangible assets and preferred stock, but do retain the effect of accumulated other comprehensive losses in stockholders' equity. Disclosure of these measures also allows analysts and banking regulators to assess the Corporation's capital adequacy on these same bases.

ADJUSTED NET INCOME AND DILUTED EARNINGS PER COMMON SHARE (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net income available to common stockholders (GAAP)	$67,847	$56,297	$139,045	$167,530
Adjustments:
Net realized losses on sales of available for sale securities	—	—	—	8
Integration and transaction-related expenses	862	276	21,660	276
Net loss on mortgage loans reclassified to held for sale	—	—	29,755	—
Non-core expenses (1)	—	633	—	633
Tax on adjustments	(208)	(220)	(12,412)	(222)
Adjusted net income available to common stockholders (non-GAAP)	$68,501	$56,986	$178,048	$168,225

Average diluted common shares outstanding (in thousands)	62,411	57,448	62,003	57,817

Diluted earnings per common share (GAAP)	$1.09	$0.98	$2.24	$2.90
Adjustments:
Net realized losses on sales of available for sale securities	—	—	—	—
Integration and transaction-related expenses	0.01	—	0.35	—
Net loss on mortgage loans reclassified to held for sale	—	—	0.48	—
Non-core expenses (1)	—	0.01	—	0.01
Tax on adjustments	—	—	(0.20)	—
Adjusted diluted earnings per common share (non-GAAP)	$1.10	$0.99	$2.87	$2.91

(1) Non-core expenses in the three and nine months ended September 30, 2025 included $0.6 million of severance costs.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST SPREAD AND MARGIN (FTE ADJUSTED) (NON-GAAP)
(Dollars in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Interest income (GAAP)	$263,947	$235,095	$773,355	$687,348
FTE adjustment	6,260	6,209	19,045	18,535
Interest Income (FTE) (non-GAAP)	270,207	241,304	792,400	705,883
Interest Expense (GAAP)	102,879	101,430	302,043	290,399
Net Interest Income (FTE) (non-GAAP)	167,328	139,874	490,357	415,484

Average Earning Assets (GAAP)	$19,432,368	$17,282,901	$19,288,344	$17,135,301
Average Interest-Bearing Liabilities (GAAP)	$14,315,508	$13,822,298	$14,626,894	$13,664,348

Net Interest Spread (GAAP)	2.56%	2.50%	2.59%	2.51%
FTE adjustment	0.13%	0.14%	0.13%	0.15%
Net Interest Spread (FTE) (non-GAAP)	2.69%	2.64%	2.72%	2.66%

Net Interest Margin (GAAP)	3.32%	3.09%	3.26%	3.09%
FTE adjustment	0.12%	0.15%	0.13%	0.14%
Net Interest Margin (FTE) (non-GAAP)	3.44%	3.24%	3.39%	3.23%

TANGIBLE COMMON STOCKHOLDERS' EQUITY TO TANGIBLE ASSETS (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)
	September 30, 2026	December 31, 2025
Total stockholders' equity (GAAP)	$2,636,381	$2,466,667
Less: Preferred stock (GAAP)	(25,125)	(25,125)
Less: Intangible assets (GAAP)	(824,506)	(725,802)
Tangible common stockholders' equity (non-GAAP)	$1,786,750	$1,715,740
Total assets (GAAP)	$21,056,722	$19,025,101
Less: Intangible assets (GAAP)	(824,506)	(725,802)
Tangible assets (non-GAAP)	$20,232,216	$18,299,299
Stockholders' equity to assets (GAAP)	12.52%	12.97%
Tangible common stockholders' equity to tangible assets (non-GAAP)	8.83%	9.38%

Tangible common stockholders' equity (non-GAAP)	$1,786,750	$1,715,740
Plus: Tax benefit of intangibles (GAAP)	8,470	2,966
Tangible common stockholders' equity, net of tax (non-GAAP)	$1,795,220	$1,718,706
Common stock outstanding (in thousands)	62,210	56,952
Book value per common share (GAAP)	$41.97	$42.87
Tangible book value per common share (non-GAAP)	$28.86	$30.18

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DILUTED TANGIBLE NET INCOME PER COMMON SHARE, RETURN ON AVERAGE TANGIBLE ASSETS AND RETURN ON AVERAGE TANGIBLE COMMON STOCKHOLDERS' EQUITY (NON-GAAP)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average goodwill (GAAP)	$788,186	$712,002	$777,211	$712,002
Average other intangibles (GAAP)	37,757	16,075	37,024	17,548
Average deferred tax on other intangibles (GAAP)	(8,804)	(3,458)	(9,037)	(3,775)
Intangible adjustment (non-GAAP)	$817,139	$724,619	$805,198	$725,775
Average stockholders' equity (GAAP)	$2,695,943	$2,367,971	$2,684,796	$2,349,718
Average preferred stock (GAAP)	(25,125)	(25,125)	(25,125)	(25,125)
Intangible adjustment (non-GAAP)	(817,139)	(724,619)	(805,198)	(725,775)
Average tangible common stockholders' equity (non-GAAP)	$1,853,679	$1,618,227	$1,854,473	$1,598,818
Average assets (GAAP)	$21,065,760	$18,637,581	$20,911,229	$18,497,118
Intangible adjustment (non-GAAP)	(817,139)	(724,619)	(805,198)	(725,775)
Average tangible assets (non-GAAP)	$20,248,621	$17,912,962	$20,106,031	$17,771,343
Net income available to common stockholders (GAAP)	$67,847	$56,297	$139,045	$167,530
Other intangible amortization, net of tax (GAAP)	2,095	1,185	6,051	3,579
Tangible net income available to common stockholders (non-GAAP)	69,942	57,482	145,096	171,109
Preferred stock dividends	468	468	1,406	1,406
Tangible net income (non-GAAP)	$70,410	$57,950	$146,502	$172,515
Per Share Data:
Diluted earnings per common share (GAAP)	$1.09	$0.98	$2.24	$2.90
Diluted tangible net income per common share (non-GAAP)	$1.12	$1.00	$2.34	$2.96
Ratios:
Return on average stockholders' equity (GAAP)	10.07%	9.51%	6.91%	9.51%
Return on average tangible common stockholders' equity (non-GAAP)	15.09%	14.21%	10.43%	14.27%
Return on average assets (GAAP)	1.30%	1.22%	0.90%	1.22%
Return on average tangible assets (non-GAAP)	1.39%	1.29%	0.97%	1.29%

Return on average tangible common stockholders' equity is tangible net income available to common stockholders (annualized) expressed as a percentage of average tangible common stockholders' equity.  Return on average tangible assets is tangible net income (annualized) expressed as a percentage of average tangible assets.

EFFICIENCY RATIO (NON-GAAP)
(Dollars in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Noninterest expense (GAAP)	$116,254	$96,561	$356,746	$283,061
Less: Intangible asset amortization	(2,652)	(1,499)	(7,660)	(4,530)
Less: Other real estate owned and foreclosure expenses	(1,594)	(121)	(3,746)	(750)
Adjusted noninterest expense (non-GAAP)	$112,008	$94,941	$345,340	$277,781

Net interest income (GAAP)	$161,068	$133,665	$471,312	$396,949
Plus: FTE adjustment	6,260	6,209	19,045	18,535
Net interest income (FTE) (non-GAAP)	$167,328	$139,874	$490,357	$415,484

Noninterest income (GAAP)	$38,005	$32,477	$80,990	$93,828
Less: Net realized losses on sales of available for sale securities	—	—	—	8
Adjusted noninterest income (non-GAAP)	$38,005	$32,477	$80,990	$93,836
Adjusted revenue (non-GAAP)	$205,333	$172,351	$571,347	$509,320
Efficiency ratio (non-GAAP)	54.55%	55.09%	60.44%	54.54%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the most significant component of the Corporation's earnings, comprising 85.3 percent of total revenue for the nine months ended September 30, 2026. Net interest income and net interest margin are influenced by the volume and mix of earning assets and funding sources, as well as prevailing interest rate conditions. Other factors include accretion income on purchased loans, prepayment activity and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally costs less than wholesale funding sources. Factors such as general economic activity, the Federal Reserve's monetary policy, and changes in the pricing of competing investment alternatives can also exert significant influence on the Corporation's ability to optimize the mix of assets and funding to maximize net interest income and net interest margin.

Net interest income is the excess of interest earned on earning assets over interest expense incurred on interest-bearing liabilities. For analytical purposes, net interest income is also presented on an FTE basis in the tables that follow, which adjusts tax-exempt income to a taxable-equivalent amount to facilitate comparison with taxable assets. The federal statutory income tax rate of 21 percent was used for 2026 and 2025. For reconciliations of GAAP net interest margin to the corresponding non-GAAP measure provided below, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheet

Three months ended September 30, 2026 and 2025

Total average earning assets increased $2.1 billion, or 12.4 percent, to $19.4 billion for the three months ended September 30, 2026, compared to the same period in 2025. This increase was primarily driven by a $2.3 billion, or 17.0 percent, increase in average total loans, including loans held for sale, reflecting the impact of loans acquired from First Savings on February 1, 2026, which totaled approximately $1.8 billion at acquisition, as well as organic loan growth of $531.8 million. Average commercial loans and HELOC and installment loans increased $1.7 billion and $466.1 million, respectively. These increases were partially offset by a $163.5 million decline in average investment securities.

Total average deposits increased $2.0 billion year-over-year, reflecting the impact of deposits acquired from First Savings and $598.0 million of organic deposit growth. At acquisition, deposits acquired from First Savings totaled $1.7 billion. Total average interest-bearing deposits increased $373.8 million, driven primarily by higher money market deposit balances, partially offset by lower checking deposit balances. The decrease in checking deposit balances reflected changes to the Corporation’s deposit product offerings, under which certain accounts that previously earned interest were intentionally transitioned to noninterest-bearing products. Average noninterest‑bearing deposits increased $1.6 billion, consistent with those product offering changes. Average borrowings increased $119.4 million, primarily driven by higher FHLB advances, including advances assumed in connection with the First Savings acquisition, and borrowings used to support balance sheet growth and liquidity needs.

Nine months ended September 30, 2026 and 2025

Total average earning assets increased $2.2 billion, or 12.6 percent, to $19.3 billion for the nine months ended September 30, 2026, compared to the same period in 2025. This increase was primarily driven by a $2.3 billion, or 17.5 percent, increase in average total loans, including loans held for sale, reflecting the impact of loans acquired from First Savings on February 1, 2026, which totaled approximately $1.8 billion at acquisition. Loans increased organically by $585.9 million during the nine months ended September 30, 2026. Average commercial loans and HELOC and installment loans increased $1.7 billion and $403.2 million, respectively. These increases were partially offset by a $146.5 million decline in average investment securities.

Total average deposits increased $1.9 billion year-over-year, reflecting the impact of the First Savings acquisition, which added $1.7 billion of deposits at acquisition, as well as $584.0 million of organic deposit growth. Total average interest-bearing deposits increased $744.4 million, driven primarily by higher money market deposit balances, partially offset by lower checking deposit balances. The decrease in checking deposit balances reflected changes to the Corporation’s deposit product offerings, under which certain accounts that previously earned interest were intentionally transitioned to noninterest-bearing products. Average noninterest‑bearing deposits increased $1.1 billion, consistent with those product offering changes. Average borrowings increased $218.1 million, primarily driven by higher FHLB advances, including advances assumed in connection with the First Savings acquisition, partially offset by lower repurchase agreement balances.

Interest Income/Expense and Average Yields

Three months ended September 30, 2026 and 2025

Net interest income on an FTE basis increased $27.5 million, or 19.6 percent, to $167.3 million for the three months ended September 30, 2026, compared to $139.9 million for the three months ended September 30, 2025. Net interest margin on an FTE basis increased 20 basis points to 3.44 percent from 3.24 percent in the prior-year quarter. The increase primarily reflects a 22 basis point decline in interest expense as a percentage of average earning assets, including the benefit of a more favorable funding mix and higher average noninterest-bearing deposits, partially offset by a two basis point decline in the yield on average earning assets. The yield on average earning assets decreased two basis points to 5.56 percent from 5.58 percent, while the cost of interest-bearing liabilities decreased seven basis points to 2.87 percent from 2.94 percent. The Corporation recognized $4.0 million of fair value accretion income from purchased loans during the quarter, which contributed approximately eight basis points to net interest margin during the three months ended September 30, 2026. This compares to $0.9 million, or two basis points, in the same period of 2025.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on an FTE basis increased $28.9 million compared to the same period in the prior year, driven primarily by a $2.1 billion increase in average earning assets, which reflected the contribution of loans acquired from First Savings and growth in average loan balances across the commercial, HELOC and installment portfolios. Average loans increased $2.3 billion, or 17.0 percent, year‑over‑year, more than offsetting lower average balances in cash and investment securities.

Interest expense on deposits increased $0.5 million compared to the prior year period, reflecting a $373.8 million increase in average interest‑bearing deposit balances, partially offset by lower deposit pricing across most deposit categories. Lower average rates on money market, savings deposits, and time deposits reduced interest expense and favorably impacted margin. Borrowing expense increased due to higher average borrowing balances, partially offset by lower average borrowing costs. Overall, the seven basis point decline in the cost of interest-bearing liabilities exceeded the two basis point decline in the yield on average earning assets, resulting in a five basis point increase in the FTE net interest spread to 2.69 percent from 2.64 percent in the prior-year quarter.

Nine months ended September 30, 2026 and 2025

Net interest income on an FTE basis increased $74.9 million, or 18.0 percent, to $490.4 million for the nine months ended September 30, 2026, compared to $415.5 million for the nine months ended September 30, 2025. Net interest margin on an FTE basis increased 16 basis points to 3.39 percent from 3.23 percent in the prior-year period. The improvement primarily reflected lower funding costs and a more favorable funding mix, partially offset by a one basis point decline in the yield on average earning assets. The Corporation recognized $10.5 million of fair value accretion income from purchased loans during the nine months, which contributed approximately seven basis points to net interest margin during the nine months ended September 30, 2026. This compares to $3.0 million, or two basis points, in the same period of 2025.

Interest income on an FTE basis increased $86.5 million compared to the same period in the prior year, driven primarily by a $2.2 billion increase in average earning assets, which reflected the contribution of loans acquired from First Savings and growth in average loan balances across the commercial, HELOC and installment portfolios. Average loans increased $2.3 billion, or 17.5 percent, year‑over‑year, more than offsetting lower average balances in cash and investment securities.

Interest expense on deposits increased $6.1 million compared to the prior year period, reflecting a $744.4 million increase in average interest‑bearing deposit balances, partially offset by lower deposit pricing across most deposit categories. The total cost of interest‑bearing liabilities declined seven basis points to 2.76 percent for the nine months ended September 30, 2026, from 2.83 percent for the nine months ended September 30, 2025. Lower average rates on core deposit products reduced interest expense and favorably impacted margin, while higher average borrowings partially offset these benefits, despite lower average borrowing costs. Overall, the reduction in funding costs more than offset relatively stable asset yields and resulted in a six basis point improvement in the FTE net interest spread to 2.72 percent from 2.66 percent in the prior-year period.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Corporation’s average balance sheet, interest income and interest expense, and the average rate as a percent of average earning assets/liabilities for the three and nine months ended September 30, 2026 and 2025.

(Dollars in Thousands)	Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$234,715	$1,308	2.23%	$229,271	$1,676	2.92%
Federal Home Loan Bank stock	70,805	1,578	8.91	47,278	1,092	9.24
Investment Securities: (1)
Taxable	1,434,474	7,331	2.04	1,567,594	8,288	2.11
Tax-Exempt (2)	2,005,985	15,543	3.10	2,036,379	15,772	3.10
Total Investment Securities	3,440,459	22,874	2.66	3,603,973	24,060	2.67
Loans held for sale	78,320	1,600	8.17	26,165	401	6.13
Loans: (3)
Commercial	10,915,052	177,309	6.50	9,165,241	158,469	6.92
Real estate mortgage	2,215,960	27,989	5.05	2,217,524	25,676	4.63
HELOC and installment	1,317,354	23,174	7.04	851,239	15,860	7.45
Tax-Exempt (2)	1,159,703	14,375	4.96	1,142,210	14,070	4.93
Total Loans, including loans held for sale	15,686,389	244,447	6.23	13,402,379	214,476	6.40
Total Earning Assets	19,432,368	270,207	5.56%	17,282,901	241,304	5.58%
Total Non-Earning Assets	1,633,392			1,354,680
Total Assets	$21,065,760			$18,637,581
Liabilities:
Interest-Bearing Deposits:
Checking deposits	$4,774,656	$35,524	2.98%	$5,600,373	$37,463	2.68%
Money market deposits	4,702,730	33,686	2.87	3,843,537	31,709	3.30
Savings deposits	1,396,706	2,311	0.66	1,269,539	2,605	0.82
Certificates and other time deposits	2,249,894	19,792	3.52	2,036,704	19,044	3.74
Total Interest-Bearing Deposits	13,123,986	91,313	2.78	12,750,153	90,821	2.85
Borrowings	1,191,522	11,566	3.88	1,072,145	10,609	3.96
Total Interest-Bearing Liabilities	14,315,508	102,879	2.87	13,822,298	101,430	2.94
Noninterest-bearing deposits	3,761,379			2,157,708
Other liabilities	292,930			289,604
Total Liabilities	18,369,817			16,269,610
Stockholders' Equity	2,695,943			2,367,971
Total Liabilities and Stockholders' Equity	$21,065,760			$18,637,581
Net Interest Income (FTE)		$167,328			$139,874
Net Interest Spread (FTE) (4)			2.69%			2.64%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.56%			5.58%
Interest Expense / Average Earning Assets			2.12%			2.34%
Net Interest Margin (FTE) (5)			3.44%			3.24%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2026 and 2025. These totals equal $6.3 million and $6.2 million for the three months ended September 30, 2026 and 2025, respectively. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Nonaccrual loans have been included in the average balances.
(4) Net Interest Spread (FTE) is interest income on a fully taxable-equivalent basis expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average interest-bearing liabilities. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(5) Net Interest Margin (FTE) is interest income on a fully taxable-equivalent basis expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average earning assets. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands)	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest Income / Expense	Average Rate	Average Balance	Interest Income / Expense	Average Rate
Assets:
Interest-bearing deposits	$225,198	$3,699	2.19%	$258,396	$5,940	3.07%
Federal Home Loan Bank stock	68,147	5,068	9.92	45,964	3,172	9.20
Investment Securities: (1)
Taxable	1,467,054	22,233	2.02	1,602,343	24,926	2.07
Tax-Exempt (2)	2,030,587	47,258	3.10	2,041,755	47,459	3.10
Total Investment Securities	3,497,641	69,491	2.65	3,644,098	72,385	2.65
Loans held for sale	176,072	7,568	5.73	24,175	1,109	6.12
Loans: (3)
Commercial	10,655,628	514,636	6.44	8,982,171	460,349	6.83
Real estate mortgage	2,239,083	82,763	4.93	2,203,263	75,184	4.55
HELOC and installment	1,241,618	65,263	7.01	838,420	46,665	7.42
Tax-Exempt (2)	1,184,957	43,912	4.94	1,138,814	41,079	4.81
Total Loans, including loans held for sale	15,497,358	714,142	6.14	13,186,843	624,386	6.31
Total Earning Assets	19,288,344	792,400	5.48%	17,135,301	705,883	5.49%
Total Non-Earning Assets	1,622,885			1,361,817
Total Assets	$20,911,229			$18,497,118
Liabilities:
Interest-Bearing Deposits:
Checking deposits	$4,904,249	$96,544	2.62%	$5,556,274	$107,372	2.58%
Money market deposits	4,667,252	99,003	2.83	3,633,314	86,375	3.17
Savings deposits	1,397,781	6,823	0.65	1,283,856	7,563	0.79
Certificates and other time deposits	2,245,010	59,290	3.52	1,996,406	54,299	3.63
Total Interest-Bearing Deposits	13,214,292	261,660	2.64	12,469,850	255,609	2.73
Borrowings	1,412,602	40,383	3.81	1,194,498	34,790	3.88
Total Interest-Bearing Liabilities	14,626,894	302,043	2.76	13,664,348	290,399	2.83
Noninterest-bearing deposits	3,323,359			2,185,044
Other liabilities	276,180			298,008
Total Liabilities	18,226,433			16,147,400
Stockholders' Equity	2,684,796			2,349,718
Total Liabilities and Stockholders' Equity	$20,911,229			$18,497,118
Net Interest Income (FTE)		$490,357			$415,484
Net Interest Spread (FTE) (4)			2.72%			2.66%

Net Interest Margin (FTE):
Interest Income (FTE) / Average Earning Assets			5.48%			5.49%
Interest Expense / Average Earning Assets			2.09%			2.26%
Net Interest Margin (FTE) (5)			3.39%			3.23%

(1) Average balance of securities is computed based on the average of the historical amortized cost balances without the effects of the fair value adjustments. Annualized amounts are computed utilizing a 30/360 day basis.

(2) Tax-exempt securities and loans are presented on an FTE basis, using a marginal tax rate of 21 percent for 2026 and 2025. These totals equal $19.0 million and $18.5 million for the nine months ended September 30, 2026 and 2025, respectively. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Nonaccrual loans have been included in the average balances.
(4) Net Interest Spread (FTE) is interest income expressed on a fully taxable-equivalent basis as a percentage of average earning assets minus interest expense expressed as a percentage of average interest-bearing liabilities. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the "NON-GAAP FINANCIAL MEASURES" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

(5) Net Interest Margin (FTE) is interest income on a fully taxable-equivalent basis expressed as a percentage of average earning assets minus interest expense expressed as a percentage of average earning assets. For reconciliations of GAAP to the corresponding non-GAAP measures provided above, refer to the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income totaled $38.0 million for the three months ended September 30, 2026, representing an increase of $5.5 million, or 17.0 percent, compared to the same period in 2025. The increase was primarily driven by higher customer‑related fees, which increased $5.0 million to $34.3 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase in customer‑related fees was driven primarily by increases in net gains and fees on sales of loans of $2.4 million, higher fiduciary and wealth management fees of $0.9 million, increased service charges on deposit accounts of $0.9 million, and higher card payment fees of $0.6 million. The increase in net gains and fees on loan sales was primarily due to higher SBA loan fees generated following the acquisition of First Savings.

For the nine months ended September 30, 2026, noninterest income totaled $81.0 million, representing a decrease of $12.8 million, or 13.7 percent, compared to the same period in 2025. The decrease was driven primarily by a $29.8 million net loss recognized on mortgage loans that had been moved to held-for-sale and marked to fair value in the first quarter and were sold during the second quarter. This decline was partially offset by higher customer‑related fees, which increased $14.5 million to $100.3 million for the nine months ended September 30, 2026 compared to the same period in 2025. Customer-related fee growth was primarily attributable to higher net gains and fees on sales of loans of $5.8 million due to higher SBA gains generated following the acquisition of First Savings. Additionally, higher fiduciary and wealth management fees of $2.9 million reflected growth in assets under management and related fee income. Service charges on deposit accounts increased $2.6 million and card payment fees increased $1.9 million due to increased transaction volumes and card usage.

NONINTEREST EXPENSE

Noninterest expense totaled $116.3 million for the three months ended September 30, 2026, representing an increase of $19.7 million, or 20.4 percent, compared to the same period in 2025. The increase was driven primarily by higher salaries and employee benefits due to the acquisition of First Savings, with the related expense increasing $9.0 million to $66.3 million for the three months ended September 30, 2026. Other increases included net occupancy, marketing, other real estate owned, intangible asset amortization, and equipment, which increased $1.8 million, $1.5 million, $1.5 million, $1.2 million and $1.1 million, respectively, during the three months ended September 30, 2026, compared to the same period in 2025. Other expense increased $0.8 million primarily due to the write-down of a held-for-sale building and increased travel costs.

For the nine months ended September 30, 2026, noninterest expense totaled $356.7 million, representing an increase of $73.7 million, or 26.0 percent, compared to the same period in 2025. The increase was driven primarily by higher salaries and employee benefits, which increased $34.7 million to $201.6 million for the nine months ended September 30, 2026. Integration and transaction-related expenses totaling $21.7 million were incurred during the nine months ended September 30, 2026, including $11.2 million of contract termination and similar charges, $5.9 million related to salaries and benefits, $3.0 million of acquisition-related professional and advisory services and $1.6 million in miscellaneous costs. Salaries and employee benefits expense, excluding integration and transaction-related expenses, increased by $28.8 million, primarily due to higher salaries and incentive costs associated with employees added through the First Savings acquisition during the nine months ended September 30, 2026, compared to the same period in 2025. Professional and other outside services, excluding integration and transaction-related expenses, increased $10.5 million during the nine months ended September 30, 2026, compared to the same period in 2025. Additionally, net occupancy, equipment, outside data processing fees and intangible asset amortization increased $4.2 million, $3.5 million, $3.1 million and $3.1 million, respectively, during the nine months ended September 30, 2026, compared to the same period in 2025. Other expense increased $3.9 million primarily due to the write-down of a held-for-sale building, increased travel costs and other miscellaneous expenses.

INCOME TAXES

Income tax expense for the three months ended September 30, 2026 was $11.2 million on pre-tax income of $79.5 million.  For the same period in 2025, income tax expense was $8.5 million on pre-tax income of $65.3 million. The effective income tax rates for the third quarter of 2026 and 2025 were 14.1 percent and 13.0 percent, respectively.

Income tax expense for the nine months ended September 30, 2026 was $13.9 million on pre-tax income of $154.4 million.  For the same period in 2025, income tax expense was $24.7 million on pre-tax income of $193.6 million. The effective income tax rates for the nine months ended September 30, 2026 and 2025 were 9.0 percent and 12.7 percent, respectively.

The effective income tax rate increased for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to a lower proportion of tax-exempt income relative to total income before income taxes. Conversely, the effective income tax rate decreased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily as a result of a higher proportion of tax-exempt income and greater utilization of income tax credits. Lower income before income taxes during the nine months ended September 30, 2026 also contributed to the decrease in the effective income tax rate and was attributable to integration and transaction‑related expenses resulting from the First Savings acquisition and the net loss on mortgage loans reclassified to held for sale.

The detailed reconciliation of income taxes computed at the federal statutory rate to the income tax expense and effective tax rate recorded is shown in NOTE 12. INCOME TAXES of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL

Preferred Stock

As part of the Level One acquisition, the Corporation issued 10,000 shares of newly created 7.5 percent non-cumulative perpetual preferred stock, with a liquidation preference of $2,500 per share, in exchange for the outstanding Level One Series B preferred stock, and as part of that exchange, each outstanding Level One depositary share representing a 1/100th interest in a share of the Level One preferred stock was converted into a depositary share of the Corporation representing a 1/100th interest in a share of its newly issued preferred stock. The Corporation had $25.0 million of outstanding preferred stock at September 30, 2026 and December 31, 2025. The Series A preferred stock is redeemable at the Corporation’s option, subject to any required regulatory approval, in whole or in part on any dividend payment date on or after August 15, 2025, at a redemption price of $2,500 per share, equivalent to $25.00 per depositary share, plus any declared and unpaid dividends to, but not including, the redemption date. During the three and nine months ended September 30, 2026 and 2025, the Corporation declared and paid dividends of $46.88 per share (equivalent to $0.4688 per depositary share) and $140.64 per share, respectively, equal to $0.5 million and $1.4 million, respectively. The Series A preferred stock qualifies as tier 1 capital for purposes of the regulatory capital calculations.

Stock Repurchase Program

On March 18, 2025, the Board of Directors of the Corporation approved a stock repurchase program of up to 2,927,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. The program was discontinued as of June 24, 2026. During the nine months ended September 30, 2026, and prior to the discontinuation of the program, the Corporation repurchased 1.0 million shares under the 2025 stock repurchase program for total consideration of $38.3 million, at an average purchase price of $39.21 per share. During the three and nine months ended September 30, 2025, the Corporation repurchased 0.2 million and 0.9 million shares of its common stock, respectively, under the program, for total consideration of $6.5 million and $36.5 million, respectively. The average purchase prices were $39.86 and $38.83 per share, respectively.

On June 24, 2026, the Board of Directors of the Corporation approved a new stock repurchase program of up to 3,125,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100.0 million. On a share basis, the amount of common stock subject to the repurchase program represented approximately 5 percent of the Corporation's outstanding shares at the time the program became effective. During the three months ended September 30, 2026, the Corporation repurchased 0.3 million shares of its common stock under the 2026 stock repurchase program, for total consideration of $12.0 million, at an average purchase price of $41.78 per share. During the nine months ended September 30, 2026, the Corporation repurchased an aggregate of 1.3 million shares of its common stock under the 2025 and 2026 stock repurchase programs, for total consideration of $50.3 million, at an average purchase price of $39.79 per share.

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was enacted. Among other things, the IRA imposes a 1 percent excise tax on the fair market value of stock repurchased after December 31, 2022, by publicly traded U.S. corporations, including the Corporation. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. During the three and nine months ended September 30, 2026, the Corporation recorded excise tax of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2025, the Corporation recorded excise tax of $32,000 and $0.3 million, respectively, related to its share repurchases during the period, which is reflected in the Consolidated Condensed Statements of Stockholders' Equity as a component of additional paid-in capital.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, tier 1 capital, and CET1 capital, in each case, to risk-weighted assets, and of tier 1 capital to average assets, or leverage ratio, all of which are calculated as defined in the regulations. Banks with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual levels. The appropriate federal regulatory agency may also downgrade a bank to the next lower capital category upon a determination that the bank is deemed to be engaged or deemed to be in an unsafe or unsound condition. Banks are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

Under the fully phased-in Basel III capital rules, the Corporation and the Bank maintain the minimum capital and leverage ratios, including a 2.5 percent capital conservation buffer, as illustrated in the tables below. In order to avoid limitations on capital distributions, including dividends, the Corporation must maintain capital levels above these minimum requirements. The Corporation and Bank have elected to opt out of including accumulated other comprehensive income (loss) in regulatory capital. As of September 30, 2026, the Bank met all capital adequacy requirements to be considered well capitalized under the fully phased-in Basel III capital rules. There is no threshold for well capitalized status for bank holding companies.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation's and Bank's actual and required capital ratios as of September 30, 2026 and December 31, 2025 were as follows:

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,444,604	13.58%	$1,890,558	10.50%	N/A	N/A
First Merchants Bank	2,299,723	12.77	1,890,354	10.50	$1,800,337	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$2,044,876	11.36%	$1,530,452	8.50%	N/A	N/A
First Merchants Bank	2,074,633	11.52	1,530,287	8.50	$1,440,270	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$2,019,876	11.22%	$1,260,372	7.00%	N/A	N/A
First Merchants Bank	2,074,633	11.52	1,260,236	7.00	$1,170,219	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$2,044,876	10.10%	$809,858	4.00%	N/A	N/A
First Merchants Bank	2,074,633	10.18	815,206	4.00	$1,019,008	5.00%

			Prompt Corrective Action Thresholds
	Actual		Basel III Minimum Capital Required		Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets
First Merchants Corporation	$2,121,288	13.41%	$1,660,386	10.50%	N/A	N/A
First Merchants Bank	2,074,790	13.11	1,661,540	10.50	$1,582,419	10.00%
Tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,875,892	11.86%	$1,344,122	8.50%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,345,056	8.50	$1,265,935	8.00%
Common equity tier 1 capital to risk-weighted assets
First Merchants Corporation	$1,850,892	11.70%	$1,106,924	7.00%	N/A	N/A
First Merchants Bank	1,876,817	11.86	1,107,693	7.00	$1,028,572	6.50%
Tier 1 capital to average assets
First Merchants Corporation	$1,875,892	10.24%	$732,768	4.00%	N/A	N/A
First Merchants Bank	1,876,817	10.18	737,699	4.00	$922,124	5.00%

On February 1, 2026, the Corporation assumed $29.0 million of subordinated notes in conjunction with its acquisition of First Savings.

On September 25, 2026, the Corporation issued $100.0 million of subordinated notes due October 1, 2036. The 2036 Notes qualify as Tier 2 capital for regulatory capital purposes and increased the Corporation's total regulatory capital. Additional information regarding the Corporation's subordinated notes is referenced in NOTE 9. BORROWINGS of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A reconciliation of regulatory measures is detailed in the following table as of the dates indicated.

	September 30, 2026		December 31, 2025
(Dollars in Thousands)	First Merchants Corporation	First Merchants Bank	First Merchants Corporation	First Merchants Bank
Total Risk-Based Capital
Total Stockholders' Equity (GAAP)	$2,636,381	$2,667,662	$2,466,667	$2,469,036
Adjust for Accumulated Other Comprehensive Loss (1)	227,937	226,050	130,135	128,247
Less: Preferred Stock	(25,125)	(125)	(25,125)	(125)
Add: Qualifying Capital Securities	25,000	—	25,000	—
Less: Disallowed Goodwill and Intangible Assets	(815,897)	(815,358)	(720,688)	(720,241)
Less: Disallowed Deferred Tax Assets	(3,420)	(3,596)	(97)	(100)
Total Tier 1 Capital (Regulatory)	2,044,876	2,074,633	1,875,892	1,876,817
Qualifying Subordinated Notes and Debentures	174,614	—	47,559	—
Allowance for Credit Losses Includible in Tier 2 Capital	225,114	225,090	197,837	197,973
Total Risk-Based Capital (Regulatory)	$2,444,604	$2,299,723	$2,121,288	$2,074,790

Net Risk-Weighted Assets (Regulatory)	$18,005,315	$18,003,372	$15,813,198	$15,824,187
Average Assets (Regulatory)	$20,246,443	$20,380,152	$18,319,204	$18,442,484

Total Risk-Based Capital Ratio (Regulatory)	13.58%	12.77%	13.41%	13.11%
Tier 1 Capital to Risk-Weighted Assets (Regulatory)	11.36%	11.52%	11.86%	11.86%
Tier 1 Capital to Average Assets (Regulatory)	10.10%	10.18%	10.24%	10.18%

CET1 Capital Ratio
Total Tier 1 Capital (Regulatory)	$2,044,876	$2,074,633	$1,875,892	$1,876,817
Less: Qualifying Capital Securities	(25,000)	—	(25,000)	—
CET1 Capital (Regulatory)	$2,019,876	$2,074,633	$1,850,892	$1,876,817

Net Risk-Weighted Assets (Regulatory)	$18,005,315	$18,003,372	$15,813,198	$15,824,187
CET1 Capital Ratio (Regulatory)	11.22%	11.52%	11.70%	11.86%
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

The Corporation's tangible common equity measures are capital adequacy metrics that are meaningful to the Corporation, as well as analysts and investors, in assessing the Corporation's use of equity and in facilitating period-to-period and company-to-company comparisons. Tangible common equity to tangible assets ratio was 8.83 percent at September 30, 2026, and 9.38 percent at December 31, 2025.

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

The tables within the “NON-GAAP FINANCIAL MEASURES” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations reconcile traditional GAAP measures to these non-GAAP financial measures at September 30, 2026 and December 31, 2025.

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

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Maturities

The following tables present the maturity distribution of our loan portfolio, excluding loans held for sale, by collateral classification at September 30, 2026 according to contractual maturities of (1) one year or less, (2) after one year but within five years and (3) after five years.

The tables also present the portion of loans by loan classification that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	September 30, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$927,390	$3,062,142	$589,040	$4,578,572
Agricultural land, production and other loans to farmers	106,976	39,634	193,113	339,723
Real estate loans:
Construction	284,283	464,513	210,687	959,483
Commercial real estate, non-owner occupied	483,670	1,612,159	1,113,073	3,208,902
Commercial real estate, owner occupied	183,847	766,845	489,572	1,440,264
Residential	44,233	198,916	2,176,227	2,419,376
Home equity	21,805	18,525	1,098,710	1,139,040
Individuals' loans for household and other personal expenditures	27,972	99,210	30,757	157,939
Public finance and other commercial loans	101,316	296,483	959,876	1,357,675
Total	$2,181,492	$6,558,427	$6,861,055	$15,600,974

	September 30, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$44,942	$398,950	$163,148	$607,040
Agricultural land, production and other loans to farmers	3,844	23,420	8,915	36,179
Real estate loans:
Construction	451	20,474	161,415	182,340
Commercial real estate, non-owner occupied	162,278	608,523	415,910	1,186,711
Commercial real estate, owner occupied	97,106	306,984	76,864	480,954
Residential	30,600	106,061	918,163	1,054,824
Home equity	9,780	4,941	14,923	29,644
Individuals' loans for household and other personal expenditures	3,679	60,028	19,475	83,182
Public finance and other commercial loans	5,590	101,935	934,582	1,042,107
Total loans with fixed interest rates	$358,270	$1,631,316	$2,713,395	$4,702,981

	September 30, 2026
(Dollars in Thousands)	Maturing Within 1 Year	Maturing 1-5 Years	Maturing Over 5 Years	Total
Commercial and industrial loans	$882,448	$2,663,192	$425,892	$3,971,532
Agricultural land, production and other loans to farmers	103,132	16,214	184,198	303,544
Real estate loans:
Construction	283,832	444,039	49,272	777,143
Commercial real estate, non-owner occupied	321,392	1,003,636	697,163	2,022,191
Commercial real estate, owner occupied	86,741	459,861	412,708	959,310
Residential	13,633	92,855	1,258,064	1,364,552
Home equity	12,025	13,584	1,083,787	1,109,396
Individuals' loans for household and other personal expenditures	24,293	39,182	11,282	74,757
Public finance and other commercial loans	95,726	194,548	25,294	315,568
Total loans with variable interest rates	$1,823,222	$4,927,111	$4,147,660	$10,897,993

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

At September 30, 2026, nonaccrual loans totaled $117.4 million, an increase of $45.6 million from December 31, 2025. The increase was primarily driven by increases of $34.2 million in the commercial and industrial loan class, including three loans totaling $29.7 million, and $8.8 million in the commercial real estate, non-owner occupied loan class, including one relationship totaling $8.7 million. Increases of $7.3 million in commercial real estate, owner occupied and $5.4 million in residential loan classes also contributed to the increase, partially offset by a $12.8 million decrease in the construction loan class primarily attributable to one relationship.

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2026, loans 90 days or more delinquent and still accruing totaled $12.7 million, an increase of $10.6 million from December 31, 2025, as the commercial and industrial, and construction loan classes increased $7.7 million and $2.3 million, respectively. The increase in commercial and industrial loans was primarily driven by a $7.2 million loan that was 90 days or more delinquent and still accruing at quarter-end but was renewed in October 2026 and was current as of the date of this filing.

The Corporation's nonperforming assets plus accruing loans 90 days or more delinquent are presented in the table below.

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Nonperforming Assets:
Nonaccrual loans	$117,415	$71,773
Other real estate owned and repossessions	1,605	658
Nonperforming assets	119,020	72,431
Accruing loans 90+ days delinquent	12,672	2,042
Nonperforming assets and loans 90 days or more delinquent	$131,692	$74,473

The composition of nonperforming assets plus accruing loans 90 days or more delinquent is reflected in the following table by loan class.

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Nonperforming assets and loans 90 days or more delinquent:
Commercial and industrial loans	$52,753	$10,861
Agricultural land, production and other loans to farmers	182	250
Real estate loans:
Construction	13,345	23,776
Commercial real estate, non-owner occupied	10,302	837
Commercial real estate, owner occupied	11,060	3,705
Residential	36,956	30,786
Home equity	6,865	4,238
Individuals' loans for household and other personal expenditures	139	20
Public finance and other commercial loans	90	—
Nonperforming assets and loans 90 days or more delinquent	$131,692	$74,473

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

The Corporation’s loan balances, excluding loans held for sale, increased $1.8 billion from December 31, 2025, to $15.6 billion at September 30, 2026. The ACL - Loans increased $19.9 million from December 31, 2025, to $215.5 million at September 30, 2026. As a percentage of loans, the ACL - Loans was 1.38 percent and 1.42 percent at September 30, 2026 and December 31, 2025, respectively.

The Corporation’s credit loss experience is presented in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025
Allowance for credit losses - loans:
Beginning balance	$241,615	$195,316	$195,597	$192,757
Loans charged off	(30,876)	(6,499)	(48,292)	(16,932)
Recoveries on loans	1,487	1,351	4,742	4,543
Net charge-offs	(29,389)	(5,148)	(43,550)	(12,389)
Provision for credit losses - loans	3,300	4,300	41,200	14,100
CECL Day 1 PSL ACL - loans	—	—	15,212	—
CECL Day 1 PCD ACL - loans	—	—	7,067	—
Balances, September 30	$215,526	$194,468	$215,526	$194,468
Ratio of net charge-offs during the period to average loans outstanding during the period	0.75%	0.15%	0.38%	0.13%
Ratio of allowance for credit losses - loans to nonaccrual loans	183.6%	295.8%	183.6%	295.8%
Ratio of allowance for credit losses - loans to total loans outstanding	1.38%	1.43%	1.38%	1.43%

PART I: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs totaling $29.4 million and $43.6 million were recognized for the three and nine months ended September 30, 2026, respectively, including $29.0 million related to two commercial lending relationships that had been specifically reserved for during the second quarter of 2026. Provision expense of $3.3 million and $41.2 million was recorded for the three and nine months ended September 30, 2026, respectively. Net charge-offs totaling $5.1 million and $12.4 million were recognized for the three and nine months ended September 30, 2025, respectively, and provision for credit losses - loans of $4.3 million and $14.1 million, respectively, were recorded.

The distribution of the net charge-offs (recoveries) for the three and nine months ended September 30, 2026 and 2025 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025
Net charge-offs (recoveries):
Commercial and industrial loans	$28,923	$3,605	$38,498	$8,126
Agricultural land, production and other loans to farmers	28	—	28	—
Real estate loans:
Construction	—	—	(2)	63
Commercial real estate, non-owner occupied	(104)	200	3,294	372
Commercial real estate, owner occupied	34	187	297	387
Residential	361	869	886	1,449
Home equity	(46)	(99)	(260)	961
Individuals' loans for household and other personal expenditures	193	386	809	1,031
Total net charge-offs (recoveries)	$29,389	$5,148	$43,550	$12,389

Management continually evaluates the commercial loan portfolio by considering specific borrower cash flow analysis and estimated collateral values, types and amounts on nonperforming loans, past and anticipated credit loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The determination of the provision for credit losses in any period is based on management’s continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The Corporation continues to monitor economic forecast changes, loan growth and credit quality to determine provision needs in the future.

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

The principal source of asset-funded liquidity is investment securities classified as available for sale, the market values of which totaled $1.3 billion at September 30, 2026, a decrease of $155.6 million from December 31, 2025.  Securities classified as held to maturity that are maturing within a short period of time can also be a source of liquidity. Securities classified as held to maturity that are maturing in one year or less totaled $35.6 million at September 30, 2026. In addition, other types of assets such as cash and interest-bearing deposits with other banks, federal funds sold, and loans maturing within one year are sources of liquidity.

The most stable source of liability-funded liquidity for both the long-term and short-term is deposit growth and retention in the core deposit base.  Federal funds purchased and securities sold under agreements to repurchase are also considered sources of liquidity. In addition, FHLB advances and Federal Reserve Discount Window borrowings are utilized as funding sources. At September 30, 2026, total borrowings from the FHLB were $0.9 billion and there were no outstanding borrowings from the Federal Reserve Discount Window. The Bank has pledged certain mortgage loans and investments to the FHLB and Federal Reserve. The total available remaining borrowing capacity from the FHLB and Federal Reserve at September 30, 2026 was $1.4 billion and $6.3 billion, respectively.

The following table presents the Corporation's material cash requirements from known contractual and other obligations at September 30, 2026:

	Payments Due In
(Dollars in Thousands)	One Year or Less	Over One Year	Total
Deposits without stated maturity	$14,682,831	$—	$14,682,831
Certificates and other time deposits	2,065,516	180,585	2,246,101
Securities sold under repurchase agreements	99,638	—	99,638
Federal Home Loan Bank advances	450,083	453,858	903,941
Subordinated notes, debentures and other borrowings	806	183,699	184,505
Total	$17,298,874	$818,142	$18,117,016

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

Summarized credit-related financial instruments at September 30, 2026 are as follows:

(Dollars in Thousands)	September 30, 2026
Amounts of commitments:
Loan commitments to extend credit	$6,080,902
Standby and commercial letters of credit	109,924
$6,190,826
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

It is the objective of the Corporation to monitor and manage risk exposure to net interest income caused by changes in interest rates.  It is the goal of the Corporation’s Asset/Liability management function to provide optimum and stable net interest income. To accomplish this, management uses two asset-liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored quarterly. Management believes that the Corporation's liquidity and interest sensitivity position at September 30, 2026, remained adequate to meet the Corporation’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk.

Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. The Corporation's asset-liability process monitors simulated net interest income under three separate interest rate scenarios: base, rising and falling. Estimated net interest income for each scenario is calculated over a twelve-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings of the Corporation.

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

The following table presents the estimated impact of immediate, parallel interest rate shocks of +100, +200, -100, and -200 basis points relative to the base case scenario as of September 30, 2026 and December 31, 2025. The change from the base case represents the cumulative change in net interest income over a twelve-month horizon. All balance sheet assumptions used in the rate shock scenarios are consistent with those applied in the base case simulation.

	September 30, 2026	December 31, 2025
Rising 200 basis points from base case	3.0%	4.5%
Rising 100 basis points from base case	1.6%	2.4%
Falling 100 basis points from base case	(1.9)%	(2.8)%
Falling 200 basis points from base case	(3.8)%	(5.6)%

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

PART I: FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The procedures are also designed to ensure information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure.

There have been no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1., ITEM 1A., ITEM 2., ITEM 3., ITEM 4. AND ITEM 5.
(table dollar amounts in thousands, except share data)

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Corporation or its subsidiaries, of a material nature to which the Corporation or any of its subsidiaries is a party or to which any of their properties is subject. Further, there are no material legal proceedings in which any director, officer, principal shareholder, or affiliate of the Corporation, or any associate of any such director, officer or principal shareholder, is a party, or has a material interest, adverse to the Corporation or its subsidiaries.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None

b. None

c. Issuer Purchases of Equity Securities

The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July, 2026	422	$43.13	—	3,125,000
August, 2026	199,257	$42.08	159,219	2,965,781
September, 2026	128,212	$41.74	128,212	2,837,569
Total	327,891	$41.95	287,431
(1) During the three months ended September 30, 2026, there were 287,431 shares repurchased pursuant to the Corporation's share repurchase program described in note (2) below. The amounts in July 2026 and August 2026 include 422 and 40,038 shares, respectively, repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of the Corporation's restricted stock awards and are not a part of the Corporation's share repurchase program described in note (2) below.

(2) On June 24, 2026, the Board of Directors of the Corporation approved a stock repurchase program of up to 3,125,000 shares of the Corporation's outstanding common stock; provided, however, that the total aggregate investment in shares repurchased under the program may not exceed $100,000,000. The program does not have an expiration date. However, it may be discontinued by the Board at any time. Since commencing the program, the Corporation has repurchased a total of 287,431 shares of common stock for a total aggregate investment of $12.0 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

a. None

b. None

c. During the three months ended September 30, 2026, no director or officer of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS

ITEM 6.  EXHIBITS

Exhibit No:	Description of Exhibits:

2.1*
Agreement and Plan of Merger between First Merchants Corporation and First Savings Financial Group, Inc. dated September 24, 2025 (Incorporated by reference to Exhibit 2.1 of registrant's Form 8-K filed on September 25, 2025) (SEC No. 001-41342)

3.1	First Merchants Corporation Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed on May 22, 2024) (SEC No. 001-41342)
3.2	Bylaws of First Merchants Corporation effective as of May 20, 2024 (Incorporated by reference to Exhibit 3.2 of registrant’s Form 8-K filed on May 22, 2024) (SEC No. 001-41342)
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
4.12
Indenture, dated as of September 25, 2026, between First Merchants Corporation and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of registrant's Form 8-K filed on September 25, 2026) (SEC No. 001-41342)

4.13
First Supplemental Indenture, dated September 25, 2026, between First Merchants Corporation and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of registrant's Form 8-K filed on September 25, 2026) (SEC No. 001-41342)

4.14
Form of 6.750% Fixed-to-Floating Rate Subordinated Notes due 2036 (Incorporated by reference to Exhibit 4.3 (included in Exhibit 4.2) of registrant's Form 8-K filed on September 25, 2026) (SEC No. 001-41342)

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

First Merchants Corporation
(Registrant)

October 30, 2026	by /s/ Mark K. Hardwick
Mark K. Hardwick
Chief Executive Officer
(Principal Executive Officer)

October 30, 2026	by /s/ Michele M. Kawiecki
Michele M. Kawiecki
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)